Form 10QSB
period 1996-03-31
ADVANCED VIRAL RESEARCH CORP
filed 1996-05-20
CIK 786623

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10-QSB

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

                                     OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to               .


Commission File Number   33-2262-A


                        ADVANCED VIRAL RESEARCH CORP.
           (Exact name of registrant as specified in its charter)


Delaware                                        59-2646820
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification Number)


1250 East Hallandale Beach Blvd., Hallandale, Florida  33009
   (Address of principal executive offices)          (Zip code)

Issuer's telephone number, including area code:   (954) 458-7636

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES  [X]                           NO

The number of shares outstanding of the Registrant's common stock as of March 31, 1996 was 256,838,508.

Traditional Small Business Format (check one)

     Yes  [X]                           No

                        ADVANCED VIRAL RESEARCH CORP.
                        (A DEVELOPMENT STAGE COMPANY)

                    CONDENSED CONSOLIDATED BALANCE SHEETS



                                                       March 31,
                                                         1996         December 31,
                   ASSETS                             (Unaudited)         1995
                                                      -----------     -----------
Current Assets:
  Cash and cash equivalents                           $  360,988       $   65,230
  Investments                                            513,000          479,000
  Inventory                                               19,729           18,091
  Other current assets                                     7,618           12,967
                                                      ----------       ----------
    Total current assets                                 901,335          575,288

Property and Equipment                                   211,344          214,494

Other Assets                                               6,459            6,459
                                                      ----------       ----------
    Total assets                                      $1,119,138       $  796,241
                                                      ==========       ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                    $    2,943       $    3,750
  Accrued taxes                                            2,325            3,101
  Customer deposits                                        7,800            7,800
                                                      ----------       ----------
    Total current liabilities                             13,068           14,651
                                                      ----------       ----------

Commitments and Contingencies                                  -                -

Stockholders' Equity:
  Common stock; 1,000,000,000 shares of
    $.00001 par value authorized; 256,838,508
    shares issued and outstanding                          2,569            2,512
  Additional paid-in capital                           4,867,697        4,475,875
  Deficit accumulated in the development stage        (3,764,196)      (3,696,797)
                                                      ----------       ----------
    Total stockholders' equity                         1,106,070          781,590
                                                      ----------       ----------

    Total liabilities and stockholders' equity        $1,119,138       $  796,241
                                                      ==========       ==========

          See notes to condensed consolidated financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                  (UNAUDITED)





                                      Three Months Ended March 31
                                      ---------------------------
                                                                       Inception
                                                                      February 20,
                                                                        1984 to
                                          1996            1995       March 31, 1996
                                      -----------     ------------   --------------
Revenue:
  Sales                               $      7,685    $      2,359     $   175,615
  Interest                                   3,223           2,162         301,836
  Sales of territorial rights                    -          25,000          80,000
                                      ------------    ------------     -----------
                                            10,908          29,521         557,451
                                      ------------    ------------     -----------

Costs and Expenses:
  Research and development                     160          30,931         850,908
  General and administrative                74,477          61,026       3,304,695
  Depreciation and amortization              3,670           3,670         163,834
  Interest                                       -               -           2,210
                                      ------------    ------------     -----------
                                            78,307          95,627       4,321,647
                                      ------------    ------------     -----------

Net loss                              $    (67,399)   $    (66,106)    $(3,764,196)
                                      ============    ============     ===========
Net loss per share of common stock    $       (.00)   $       (.00)    $      (.00)
                                      ============    ============     ===========

Weighted Average Number of
  Common Shares Outstanding            250,922,624     244,031,991
                                      ============    ============


           See notes to condensed consolidated financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 1996


                                                               Common Stock
                                                    -----------------------------------                     Deficit
                                                                                                          Accumulated
                                                    Amount                                 Additional       in the
                                                     Per                                    Paid-In       Development
                                                    Share        Shares        Amount       Capital          Stage
                                                    ------      --------       ------      ---------        -------
Balance, inception (February 20, 1994)                                   -     $ 1,000       $      -      $  (1,000)
 as previously reported

Adjustment for pooling of interest                                       -      (1,000)         1,000              -
                                                               -----------     -------       --------       --------
Balance, inception, as restated                                          -           -          1,000         (1,000)

  Net loss, period ended December 31, 1984                               -           -              -        (17,809)
                                                               -----------     -------       --------       --------

Balance, December 31, 1984                                               -           -          1,000        (18,809)

  Issuance of common stock for cash                 $.00       113,846,154       1,138            170              -

  Net loss, year ended December 31, 1985                                 -           -              -        (25,459)
                                                               -----------     -------       --------       --------

Balance, December 31, 1985                                     113,846,154       1,138          1,170        (44,268)

  Issuance of common stock - public offering         .01        40,000,000         400        399,600              -
  Issuance of underwriter's warrants                                     -           -            100              -
  Expenses of public offering                                            -           -       (117,923)             -
  Issuance of common stock, exercise of              .03           819,860           9         24,587              -
   "A" warrants
  Net loss, year ended December 31, 1986                                 -           -              -       (159,674)
                                                               -----------     -------       --------      ---------

Balance, December 31, 1986                                     154,666,014     $ 1,547       $307,534      $(203,942)
                                                               -----------     -------       --------      ---------

           See notes to condensed consolidated financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Continued)

                INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 1996



                                                               Common Stock
                                                    ----------------------------------                        Deficit
                                                                                                            Accumulated
                                                    Amount                                  Additional         in the
                                                     Per                                      Paid-In       Development
                                                    Share         Shares        Amount        Capital          Stage
                                                   -------       --------       ------        -------        ---------
Balance, December 31, 1986                                      154,666,014      $1,547      $  307,534      $  (203,942)

  Issuance of common stock; exercise of             $.03         38,622,618         386       1,158,321                -
   "A" warrants
  Expenses of stock issuance                                              -           -         (11,357)               -
  Acquisition of subsidiary for cash                                      -           -         (46,000)               -
  Cancellation of debt due to stockholders                                -           -          86,565                -
  Net loss, year ended December 31, 1987                                  -           -               -         (258,663)
                                                                -----------      ------     -----------      -----------
Balance, December 31, 1987                                      193,288,632       1,933       1,495,063         (462,605)

  Net loss, year ended December 31, 1988                                  -           -               -         (199,690)
                                                                -----------      ------     -----------      -----------

Balance, December 31, 1988                                      193,288,632       1,933       1,495,063         (662,295)

  Net loss, year ended December 31, 1989                                  -           -               -         (270,753)
                                                                -----------      ------     -----------      -----------

Balance, December 31, 1989                                      193,288,632       1,933       1,495,063         (933,048)

  Issuance of common stock, expiration of redemption
     offer on "B" warrants                             .05        6,729,850          67         336,475                -
  Issuance of common stock, exercise of "B" warrants   .05          268,500           3          13,422                -
  Issuance of common stock; exercise of "C" warrants   .08           12,900           -           1,032                -
  Net loss, year ended December 31, 1990                                  -           -               -         (267,867)
                                                                -----------      ------     -----------      -----------

Balance, December 31, 1990                                      200,299,882      $2,003      $1,845,992      $(1,200,915)
                                                                -----------      ------     -----------      -----------

           See notes to condensed consolidated financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Continued)

                INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 1996

                                                                          Common Stock
                                                               ----------------------------------                      Deficit
                                                                                                                     Accumulated
                                                               Amount                                 Additional       in the
                                                                Per                                    Paid-In       Development
                                                               Share      Shares           Amount      Capital          Stage
                                                               -----      ------           ------      -------         ------
Balance, December 31, 1990                                                200,299,882      $2,003      $1,845,992     $(1,200,915)

  Issuance of common stock; exercise of "B" warrants            $ .05          11,400        -                420            -
  Issuance of common stock; exercise of "C" warrants              .08           2,500        -                200            -
  Issuance of common stock; exercise of underwriters warrants    .012       3,760,000          38          45,083            -

Net loss, year ended December 31, 1991                                           -           -               -           (249,871)
                                                                          -----------      ------      ----------     -----------

Balance, December 31, 1991                                                204,073,782       2,041       1,891,695      (1,450,786)

  Issuance of common stock; exchange for testing                .0405      10,000,000         100         404,900            -
  Issuance of common stock; exchange for consulting services     .055         500,000           5          27,495            -
  Issuance of common stock; exercise of "B" warrants              .05       7,458,989          75         372,875            -
  Issuance of common stock; exercise of "C" warrants              .08       5,244,220          52         419,487            -

  Expenses of stock issuance                                                                               (7,792)

Net loss, year ended December 31, 1992                                           -           -               -           (839,981)
                                                                          -----------      ------      ----------     -----------

Balance, December 31, 1992                                                227,276,991       2,273       3,108,660      (2,290,767)
                                                                          -----------      ------      ----------     -----------

  Issuance of common stock, exchange for consulting services     .055         500,000           5          27,495
                                                                  .03       3,500,000          35         104,965
  Issuance of common stock; exchange for testing                 .035       5,000,000          50         174,950

Net loss, year ended December 31, 1993                                           -           -               -           (563,309)
                                                                          -----------      ------      ----------     -----------

Balance, December 31, 1993                                                236,276,991      $2,363      $3,416,070     $(2,854,076)
                                                                          -----------      ------      ----------     -----------

           See notes to condensed consolidated financial statements.

                        ADVANCED VIRAL RESEARCH CORP.
                        (A DEVELOPMENT STAGE COMPANY)

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 1996

                                                                      Common Stock
                                                            ----------------------------------                       Deficit
                                                                                                                   Accumulated
                                                              Amount                               Additional         in the
                                                               Per                                   Paid-In       Development
                                                              Share      Shares        Amount        Capital          Stage
                                                              -----      ------        ------        -------        --------
Balance, December 31, 1993                                             236,276,991      $2,363      $3,416,070     $(2,854,076)

  Issuance of common stock; exchange for consulting services  $.05       4,750,000          47         237,453               -
  Issuance of common stock; exercise of options                .08         400,000           4          31,996               -
  Issuance of common stock; exercise of options                .10         190,000           2          18,998               -

Net loss, year ended December 31, 1994                                           -           -               -        (440,837)
                                                                       -----------      ------      ----------     -----------

Balance, December 31, 1994                                             241,616,991       2,416       3,704,517      (3,294,913)

  Issuance of common stock; exercise of options                .05       3,333,333          33         166,633               -
  Issuance of common stock; exercise of options                .08       2,092,850          21         167,407               -
  Issuance of common stock; exercise of options                .10       2,688,600          27         268,833               -
  Issuance of common stock; exchange for consulting services   .11       1,150,000          12         126,488               -
  Issuance of common stock; exchange for consulting services   .14         300,000           3          41,997               -

Net loss, year ended December 31, 1995                                           -           -               -        (401,884)
                                                                       -----------      ------      ----------     -----------

Balance, December 31, 1995                                             251,181,774       2,512       4,475,875      (3,696,797)
                                                                       -----------      ------      ----------     -----------

  Issuance of common stock; exercise of options                .05       3,333,334          33         166,633               -
  Issuance of common stock; exercise of options                .08         356,400           4          28,508               -
  Issuance of common stock; exercise of options                .10       1,967,000          20         196,680               -

Net loss, three months ended March 31, 1996                                      -           -               -         (67,399)
                                                                       -----------      ------      ----------     -----------

Balance, March 31, 1996                                                256,838,508      $2,569      $4,867,696     $(3,764,196)
                                                                       ===========      ======      ==========     ===========

           See notes to condensed consolidated financial statements.

                        ADVANCED VIRAL RESEARCH CORP.
                        (A DEVELOPMENT STAGE COMPANY)

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (UNAUDITED)

                                                                           Three Months Ended March 31
                                                                           ---------------------------     Inception
                                                                                                         (February 20,
                                                                                                            1984) to
                                                                               1996          1995        March 31, 1996
                                                                             ---------     --------      --------------
Cash Flows from Operating Activities:
  Net loss                                                                   $(67,399)     $(66,106)       $(3,764,196)
                                                                             --------      --------        -----------
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                 3,670         3,670            162,234
  Exchange of common stock for services rendered                                    -             -          1,197,000
  (Increase) decrease in other current assets                                   5,349         5,222             (7,618)
  (Increase) decrease in inventory                                             (1,638)            -            (19,729)
  (Increase) in other assets                                                        -             -             (6,459)
  Increase (decrease) in accounts payable and accrued liabilities              (1,583)       (1,529)            13,068
                                                                             --------      --------        -----------
    Total adjustments                                                           5,798         7,363          1,338,496
                                                                             --------      --------        -----------
    Net cash used in operating activities                                     (61,601)      (58,743)        (2,425,700)
                                                                             --------      --------        -----------
Cash Flows from Investing Activities:
  (Increase) decrease in investments                                          (34,000)            -           (513,000)
  Repayments on loan receivable - stockholder                                       -         8,762                  -
  Expenditures for property and equipment                                        (520)            -           (373,578)
                                                                             --------      --------        -----------
     Net cash provided by investing activities                                (34,520)        8,762           (886,578)
                                                                             --------      --------        -----------
Cash Flows from Financing Activities:
  Proceeds from sale of securities, net of issuance costs                     391,879       342,287          3,673,266
                                                                             --------      --------        -----------
    Net cash provided by financing activities                                 391,879       342,287          3,673,266
                                                                             --------      --------        -----------

Net Increase in Cash and Cash Equivalents                                     295,758       292,306            360,988

Cash and Cash Equivalents, Beginning of Period                                 65,230       202,441                  -
                                                                             --------      --------        -----------
Cash and Cash Equivalents, End of Period                                     $360,988      $494,747        $   360,988
                                                                             ========      ========        ===========

          See notes to condensed consolidated financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996

A.         BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements at March 31, 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position as of March 31, 1996 and the results of operations for the three months then ended. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for year ended December 31, 1995.

B.         COMMITMENTS AND CONTINGENCIES

   Potential Claim for Royalties

   The Company may be subject to claims from certain third parties for royalties due on sales of RETICULOSE in an amount equal to 5% of net sales in the United States and 4% of net sales in foreign countries. The Company has not as yet received any notice of claim from such parties.

   Potential Loss of Bahamian Rights

   RETICULOSE is manufactured by Advance Viral Research, Ltd. (LTD.) in facilities located in Freeport, Grand Bahama Island. The Company has a license to manufacture pharmaceutical products for export from the Grand Bahama Port Authority. The Company was advised in August, 1988 by the Ministry of Health of the Government of the Bahamas that a license from the Ministry of Health is required for the manufacture of pharmaceuticals in the Freeport area of Grand Bahama Island. The Company has received an opinion of its counsel in the Bahamas that the license from the Grand Bahama Port Authority is valid for the manufacture for export by the Company of ethical pharmaceutical products in the Freeport area of Grand Bahama Island. No proceeding to prevent the Company's export of RETICULOSE has been instituted by the Government of the Bahamas. If such proceedings are instituted the Company intends to vigorously contest such claim. No assurance can be given that the Company would successfully defend such claim.

Product Liability

   The Company could be subjected to claims for adverse reactions resulting from the use of RETICULOSE. While the Company is unaware of any such claims or threatened claims since RETICULOSE was initially marketed in the 1940's, one study noted adverse reactions from highly concentrated doses in guinea pigs. In the event any claims for substantial amounts were successful, they could have a material adverse effect on the Company's financial condition and on the marketability of RETICULOSE. As of the date hereof, the Company does not have product liability insurance for RETICULOSE. There can be no assurance that the Company will be able to secure such insurance in adequate amounts, at reasonable premiums. Should the Company be unable to secure such product liability insurance, the risk of loss to the Company in the event of claims would be greatly increased.

   Lack of Patent Protection

   The Company does not presently have a patent for RETICULOSE and no application for a patent has been filed. The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing a similar product using processes similar to those of the Company.

   Office Lease

   Management executed a non-cancelable lease for new office space on January 1, 1996, expiring on December 31, 1998 at approximately $14,000 annually. Rental expense for 1995 was $13,832.

                 Future minimum rental payments are as follows:


                             1996           $14,000
                             1997            14,000
                             1998            14,000
                                            -------
                                            $42,000


   Plata Partners Limited Partnership

   On March 20, 1992, the Company entered into an agreement with Plata Partners Limited Partnership ("Plata") pursuant to which Plata agreed to perform a demonstration in the Dominican Republic in accordance with a certain agreed upon protocol (the "Protocol") to assess the efficacy of a treatment using RETICULOSE incorporated in the Protocol against AIDS (the "Plata Agreement"). Plata covered all costs and expenses associated with the demonstration.

   Pursuant to the Plata Agreement, the Company authorized the issuance to Plata of 5,000,000 shares of Common Stock and options to purchase additional 5,000,000 shares at $.08 per share through July 9, 1994 (the "Plata Options") and 5,000,000 shares at $.10 per share through July 9, 1994. Pursuant to several amendments, the Plata Options and the Additional Plata Options are exercisable through December 31, 1996. As of May 15, 1996 there are outstanding Plata Options to acquire 1,348,300 shares at $.11 per share and Additional Plata Options to acquire 858,000 shares at $.13 per share through December 31, 1996. Through March 31, 1996, the

Company has received approximately $384,000 pursuant to the issuance of approximately 4.5 million shares in connection with the exercise of the Plata Options and the Additional Plata Options.

   TRM Management Corp. ("TRM")

   In August 1991, the Company entered into an agreement with TRM, whereby TRM would perform certain open human clinical trial tests in Haiti using RETICULOSE (the "TRM Agreement"). According to the TRM Agreement, the purpose of the Haiti tests was to assess the effectiveness of RETICULOSE against the Hepatitis "A" virus and Hepatitis "B" virus in accordance with and in compliance with a certain Hepatitis Open Label Clinical Trial Protocol developed by TRM. At the conclusion of the Haiti tests, TRM was required to prepare a paper describing the methods and results of testing, the form and substance of which shall be appropriate for publication by recognized scientific journals ("Results Paper"). The Results Paper was published in the December, 1992 issue of the Journal of the Royal Society of Health.

   On January 3, 1992, TRM delivered to the Company the Results Paper. In accordance with the terms of the TRM Agreement, the Company has authorized the issuance to the shareholders and certain associated persons of TRM (1) an aggregate amount of 10,000,000 shares of the Company's common stock (the "TRM Shares") and (2) an option to acquire, at any time, for a period of five years from the date of issuance of the option, 10,000,000 shares of the Company's common stock at a purchase price of $.05 per share (the "TRM Options"). As of March 31, 1996, 6,666,666 shares of Common Stock were issued pursuant to the exercise of the TRM Options for an aggregate exercise price of $333,333.

   Argentine Agreement

   In April 1996 the Company entered into an agreement (the "Argentine Agreement") with DCT SRL, an Argentine corporation unaffiliated with the Company ("DCT") pursuant to which DCT was to cause a clinical trial to be conducted in two separate hospitals located in Buenos Aires, Argentina (the "Clinical Trials"). Pursuant to the Argentine Agreement, the Clinical Trials were to be conducted pursuant to a protocol developed by Juan Carlos Flichman, M.D. and the purpose of the Clinical Trials was to assess the efficacy of the Company's drug Reticulose on the Human Papilloma Virus (HPV). The protocol calls for, among other things, a study to be performed with clinical and laboratory follow-up on 20 male and female human patients between the ages of 18 and 50. The Clinical Trials will not include a placebo control group or reference to any other antiviral drug.

   Pursuant to the Argentine Agreement the Company is obligated to deliver $34,000 to DCT to cover out of pocket expenses associated with the Clinical Trials. The Argentine Agreement further provides that at the conclusion of the Clinical Trials, DCT shall cause Dr. Flichman to prepare and deliver a written report to the Company regarding the methodology and results of the Clinical Trials (the "Written Report"). Upon delivery of the Written Report to the Company, the Company shall deliver to the principals of DCT options to acquire 2,000,000 shares of the Company's Common Stock for a period of one year from the date of the delivery of the Written

Report, at a purchase price of $.20 per share.

   On April 22, 1996 DCT informed the Company that DCT was informed by Dr. Flichman that the Clinical Trials had commenced April 15, 1996 and that the Clinical Trials will last approximately 90 days.

   In June 1994, DCT SRL and the Company entered into an exclusive distribution agreement whereby the Company granted to DCT SRL the exclusive right to distribute the Company's drug Reticulose in certain South American countries, including Argentina and the other MERCOSUR States.

Hirschman Agreement

   In May 1995, the Company entered into a consulting agreement with Shalom Hirschman, M.D., Professor of Medicine of Mt. Sinai School of Medicine, New York, New York and Director of Mt. Sinai's Division of Infectious Diseases, whereby Dr. Hirschman shall provide consulting services to the Company through May 1997. The consulting services included the development and location of pharmaceutical and biotechnology joint venture partners and assisting the Company with regulatory approvals and protocols.

   In connection with the consulting agreement, the Company issued to Dr. Hirschman 1,000,000 shares of the Company's Common Stock and the option to acquire 5,000,000 shares of the Company's Common Stock for a period of three years as per the vesting schedule as referred to in the agreement, at a purchase price of $0.18 per share. In addition and in connection with entering into the consulting agreement with Dr. Hirschman, the Company issued to a person unaffiliated with the Company, 100,000 shares of the Company's Common Stock, and an option to acquire for a period of one year, from June 1, 1995 an additional 500,000 shares at a purchase price of $0.18 per share. As of March 31, 1996, no options had been exercised under this Agreement.

   In March 1996 the Company entered into an Addendum to Agreement with Dr. Hirschman whereby Dr. Hirschman agreed to provide consulting services to the Company through May 2000 (the "Addendum"). Pursuant to the Addendum, the Company granted to Dr. Hirschman the option to purchase 15,000,000 shares of the Company's Common Stock for a three year period pursuant to the following vesting schedule: (i) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1996 and ending March 23, 1999 at an exercise price of $.19 per share; (ii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1997 and ending March 23, 1999 at an exercise price of $.27 per share; and (iii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 23, 1998 and ending March 23, 1999 at an exercise price of $.36 per share. In addition, the Company has agreed to cause the shares underlying these options to be registered so long as there is no cost to the Company.

C.  CONSULTING AGREEMENTS

   In September 1992, the Company entered into a one year consulting agreement with Leonard Cohen (the "September 1992 Cohen Agreement"). The September 1992 Cohen Agreement required that Mr. Cohen provide certain consulting services to the Company in exchange for the Company issuing to Mr. Cohen 1,000,000 shares of Common Stock (the "September 1992 Cohen Shares"), 500,000 of which were issuable upon execution of the September 1992 Cohen Agreement and the remaining 500,000 shares of which were issuable upon Mr. Cohen completing 50 hours of consulting service to the Company. The Company issued the first 500,000 shares to Mr. Cohen in October 1992 and the remaining 500,000 shares to Mr. Cohen in February 1993. Further pursuant to the September 1992 Cohen Agreement, the Company granted to Mr. Cohen the option to acquire, at any time and from time to time through September 11, 1993 (which date has been extended through December 31, 1996), the option to acquire 3,000,000, shares of Common Stock of the Company at a purchase price of $.09 per share which exercise price has been increased to $.12 per share) (the "September 1992 Cohen Options"). As of March 31, 1996 none of the September 1992 Cohen Options have been exercised.

   In February 1993, the Company entered into a second consulting agreement with Mr. Cohen (the "February 1993 Cohen Agreement"). The February 1993 Cohen Agreement provides that Mr. Cohen provide financial consulting services concerning the business operations of the Company in exchange for the Company issuing to Mr. Cohen 3,500,000 shares of Common Stock (the "February 1993 Cohen Shares"), 1,000,000 Shares of which Mr. Cohen has informed the Company he has assigned to certain other persons non-affiliated with the Company.

   In July 1994, in consideration for services related to the introduction, negotiation and execution of a distribution agreement the Company issued (i) to Mr. Cohen, an additional 2,500,000 shares (the "April 1994 Cohen Shares") and
(ii) to each of Elliot Bauer and Lee Rizzuto, 625,000 shares (the "Bauer and Rizzuto Shares") as well as options to acquire an additional 5,000,000 Shares at $.10 per share exercisable through May 1, 1996 (the "Bauer and Rizzuto Options"). The April 1994 Cohen Shares, the Bauer and Rizzuto Shares and the shares of Common Stock underlying the Bauer and Rizzuto Options have been registered. The Company has been informed that Messrs. Cohen, Bauer and Rizzuto are principals of a firm which has been granted certain distribution rights. Through March 31, 1996 2,855,000 shares were issued pursuant to the exercise of the Bauer and Rizzuto Options for an aggregate exercise price of $285,500. During the three month period ended March 31, 1996, 855,000 shares of Common stock were issued pursuant to the exercise of the Bauer and Rizzuto Options.

   The issuance of the September 1992 Cohen Shares, the February 1993 Cohen Shares, the April 1994 Cohen Shares and the Bauer and Rizzuto Shares have been accounted for as an administrative expense in the amount of the Company's valuation of such shares as of the issuance date.

D.         DISTRIBUTION AGREEMENTS

   The Company has entered into separate agreements with five different entities (the "Entities"), whereby the Company has granted exclusive rights to distribute Reticulose in the countries of China, Japan, Thailand, Singapore, Hong Kong, Taiwan, Malaysia, Mexico, Saudi Arabia, Argentina, Bolivia, Paraguay, Uruguay, Brazil Chile, Channel Islands, The Isle of Man, British West Indies, Jamaica, Haiti Bermuda, and Belize. Pursuant to these agreements, distributors are obligated to cause Reticulose to be approved for commercial sale in such countries and upon such approval, to purchase from the Company certain minimum quantities of Reticulose to maintain the exclusive distribution rights. Leonard Cohen, a former consultant to the Company, has informed the Company that he is an affiliate of two of these entities.

E.         STOCKHOLDERS EQUITY

   During 1995, the Company issued 9,564,783 shares of Common Stock for an aggregate consideration of $771,454. These amounts were comprised of the issuance of Common Stock pursuant to the exercise of stock options of 8,114,783 shares for $602,954 and the issuance of Common Stock in exchange for consulting services of 1,450,000 shares for consideration of $168,500. During the three month period ended March 31, 1996, the Company issued, pursuant to the exercise of stock options, approximately 5.7 million shares of Common Stock for an aggregate consideration of approximately $175,000.

   Subsequent to March 31, 1996, the Company issued pursuant to the exercise of stock options approximately 5.0 million shares of Common Stock for an aggregate consideration of approximately $500,000.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Item 2.          Management's Discussion and Analysis or Plan of Operation

Results of Operations

   For the three month period ended March 31, 1996, the Company incurred a loss of $67,399, compared to a loss of $66,106 for the three month period ended March 31, 1995. During the fiscal year ended 1995 the Company incurred a net loss of $401,884 ($.00 per share) compared to a loss of $440,837 ($.00 per share) in 1994. The Company's losses are principally attributable to ongoing administrative expenses and lack of sales revenues and non-cash items resulting from issuance of shares for testing and consulting services.

   There were sales of $7,685 and $2,359 respectively during the three month periods ended March 31, 1996, and March 31, 1995. All sales during these periods resulted from distributors purchasing RETICULOSE for testing purposes. Interest income was $3,223 and $2,162 during the three months ended March 31, 1995 and March 31, 1994.

Liquidity

   As of March 31, 1996 and December 31, 1995 the Company had current liquid assets of $901,335 and $575,288, respectively. As of March 31, 1996 and December 31, 1995 the Company had total assets of $1,119,138 and $796,241. The increased cash results from the Company receiving cash in connection with the exercise of convertible securities.

   Until RETICULOSE is registered for sale in a developed country, sales of RETICULOSE are not expected to provide a material amount of cash. FDA approval to begin human clinical trials will require significant cash expenditures, the amount of which is not presently determinable. Although it has not done so to date, the Company may apply for grants and other financial assistance for such studies.

Capital Resources

   As the Company has limited sources of internal liquidity, the Company is dependent upon sales of its common stock through the exercise of outstanding convertible securities for the cash required to continue operations and to fund the planned testing of RETICULOSE if FDA approval is obtained. An ongoing study at Mt. Sinai Medical Center in New York, by Dr. Shalom Z. Hirschman is estimated to cost $250,000.

   The Company is currently expending approximately $25,000 per month and anticipates that it can continue operations for at least 36 months with its current liquid assets. At present, the Company is substantially dependant upon the sale of its securities pursuant to the exercise of outstanding convertible securities to sustain operations. The Company has in the past sought debt financing, licensing agreements, joint ventures and other sources of financing, but no such financing is in place or identified or currently under discussion. To some extent, management believes that financing may be more easily obtained if the FDA permits the Company to either engage or cause others to become engaged in Phase I testing of the Company's drug Reticulose. As of June 1995, the Company received further deficiency correspondence from the FDA which stated that the Company's prior submissions to the FDA did not provide adequate responses to the FDA's earlier inquires regarding pre-clinical information and accordingly the Company's Investigational New Drug Application (the "IND") was "inactivated." No assurances can be given that the Company's IND, will ever be approved by the FDA or that results of any testing will demonstrate that Reticulose is effective in the treatment of disease.

   Because RETICULOSE does not have patent protection, there is a risk that other companies could develop a similar product using processes similar to those of the Company. Should the Company later have the financial resources, it anticipates applying for a patent. No assurance can be given that a patent will be granted, or if granted, that it will be sustained if judicially attacked, and if declared valid, whether such patent will in fact operate to prose others from copying RETICULOSE. The duplication of RETICULOSE by others would have a materially adverse affect on the Company.

   In the event the Ministry of Health of the Bahamas attempts to prevent the manufacture of RETICULOSE for export in Freeport by the Company's subsidiary under its license from the Grand Bahamas Port Authority, and is successful, the Company will be required to relocate the manufacturing plant. Should such relocation become necessary, the Company will obtain a suitable site. The cost of such relocation will in any event be material.

Legal Expenses

   The Company's future legal expenses are subject to whether the Ministry of Health of the Bahamas attempts to enforce their position regarding their jurisdiction over the Grand Bahamas Port Authority.

   The Company's independent accountants' report on the Company's financial statements includes an explanatory paragraph stating that the Company's ability to continue operations is dependent upon its continued sale of its securities for funds to meet its cash requirements, which raises substantial doubt about the Company's ability to continue as a going concern. Further, the accountants' report does not include any adjustments that might result from the outcome of this uncertainty.

PART II.  OTHER INFORMATION

Item 6.     (a)  Exhibits

        10. Addendum to Agreement dated March 24, 1996 between the Company and Shalom Hirschman, M.D.

        27.  Financial Data Schdule (for SEC use only).

            (b)  Reports on Form 8-K

   The Company filed with the Securities and Exchange Commission a report on Form 8-K (i) on January 11, 1996 regarding an exclusive distribution agreement;
(ii) on January 26, 1996 regarding the submission of an abstract by Dr. Hirschman; (iii) on February 23, 1996 regarding certain correspondence from Dr. Hirschman; (iv)on April 3, 1996 regarding a testing agreement in Argentina; and
(iv) on April 10, 1996 regarding certain correspondence received from Dr. Hirschman.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        ADVANCED VIRAL RESEARCH CORP.


Date: May 20, 1996         By:  /s/ William Bregman
                                --------------------------------
                                William Bregman,
                                Duly Authorized Officer
                                and Principal Financial Officer