Form 10QSB
period 1996-06-30
ADVANCED VIRAL RESEARCH CORP
filed 1996-08-14
CIK 786623

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to               .

       For Quarter Ended                                  Commission File Number
       June 30, 1996                                             33-2262-A

                           ADVANCED VIRAL RESEARCH CORP.
             (Exact name of registrant as specified in its charter)

           Delaware                                              59-2646820
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

        1250 East Hallandale Beach Blvd., Hallandale, Florida  33009
           (Address of principal executive offices)          (Zip code)

      Registrant's telephone number, including area code:   (954) 458-7636

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  [X]                                         No

The number of shares outstanding of the Registrant's common stock as of June 30, 1996 was 265,437,558.

Traditional Small Business Format (check one)

                 Yes  [X]                                         No

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                                  FORM 10-QSB

                          QUARTER ENDED JUNE 30, 1996


                               TABLE OF CONTENTS
                               -----------------

                                                                                                             PAGE
                                                                                                             ----
PART I

   FINANCIAL INFORMATION (UNAUDITED)

   Balance Sheet, June 30, 1996 and December 31, 1995                                                           1

   Consolidated Statement of Operations for the Three and Six Months Ended
      June 30, 1996 and 1995 and From Inception (February 20, 1984)
      to June 30, 1996                                                                                          2

   Consolidated Statement of Stockholders' Equity From Inception
      (February 20, 1984) to June 30, 1996                                                                    3-6

   Consolidated Statement of Cash Flows for the Three Months Ended
      June 30, 1996 and 1995 and From Inception (February 20, 1984)
      to June 30, 1996                                                                                          7

   Notes to Consolidated Financial Statements                                                                8-13

   Management's Discussion and Analysis or Plan of Operation                                                13-15


PART II

   LEGAL PROCEEDINGS, CHANGES IN SECURITIES, DEFAULTS
      IN SENIOR SECURITIES, SUBMISSION OF MATTERS TO VOTE
      OF SECURITIES HOLDERS, OTHER INFORMATION, AND FORM
      8-K EXHIBITS                                                                                             16


SIGNATURES                                                                                                     17


                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS


                                                                                  June 30,
                                                                                    1996                December 31,
                                 ASSETS                                         (Unaudited)                1995
                                 ------                                         -----------             ------------
 Current Assets:
          Cash and cash equivalents                                              $   565,395            $    65,230
          Investments                                                              1,128,980                479,000
          Inventory                                                                   19,729                 18,091
          Other current assets                                                         8,228                 12,967
                                                                                 -----------            -----------
                  Total current assets                                             1,722,332                575,288

 Property and Equipment                                                              206,478                214,494

 Other Assets                                                                          6,459                  6,459
                                                                                 -----------            -----------
                  Total assets                                                   $ 1,935,269            $   796,241
                                                                                 ===========            ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

 Current Liabilities:
          Accounts payable                                                       $     5,597            $     3,750
          Accrued taxes                                                                3,894                  3,101
          Customer deposits                                                            7,800                  7,800
                                                                                 -----------            -----------
                  Total current liabilities                                           17,291                 14,651
                                                                                 -----------            -----------

 Commitments and Contingencies                                                            --                     --

 Stockholders' Equity:
          Common stock; 1,000,000,000 shares of
                  $.00001 par value authorized; 265,437,558 and
                  251,181,774 shares issued and outstanding                            2,655                  2,512
          Additional paid-in capital                                               5,849,466              4,475,875
          Deficit accumulated in the development stage                            (3,934,143)            (3,696,797)
                                                                                 -----------            -----------
                  Total stockholders' equity                                       1,917,978                781,590
                                                                                 -----------            -----------

                  Total liabilities and stockholders' equity                     $ 1,935,269            $   796,241
                                                                                 ===========            ===========


                See notes to consolidated financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 1996


                                                                                                                 Inception
                                        Three Months Ended June 30         Six Months Ended June 30          (February 20, 1984)
                                        ---------------------------     -------------------------------              to
                                            1996            1995             1996               1995            June 30, 1996
                                        ------------   ------------     -------------      ------------      -------------------
 Revenues:
   Sales                                $      7,584   $     21,532      $     15,269      $     23,891        $   183,199
   Interest                                   15,726          2,218            18,949             4,380            317,562
   Other income                                   --             --                --            25,000             80,000
                                        ------------   ------------      ------------      ------------        -----------
                                              23,310         23,750            34,218            53,271            580,761
                                        ------------   ------------      ------------      ------------        -----------

 Costs and Expenses:
   Research and development                   73,840             --            74,000            30,931            924,748
   General and administrative                114,552         50,615           189,029           111,641          3,419,247
   Depreciation and amortization               4,865          3,669             8,535             7,339            168,699
   Interest                                       --             --                --                --              2,210
                                        ------------   ------------      ------------      ------------        -----------
                                             193,257         54,284           271,564           149,911          4,514,904
                                        ------------   ------------      ------------      ------------        -----------

 Net Loss                               $   (169,947)  $    (30,534)     $   (237,346)     $    (96,640)       $(3,934,143)
                                        ============   ============      ============      ============        ===========

 Net Loss Per Share of Common Stock     $       (.00)  $       (.00)     $       (.00)     $       (.00)
                                        ============   ============      ============      ============
 Weighted Average Number of Common
   Shares Outstanding                    255,859,904    245,538,441       255,859,904       245,538,441
                                        ============   ============      ============      ============


               See notes to consolidated financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 1996


                                                                           Common Stock
                                                        ---------------------------------------------------

                                                                                                                   Deficit
                                                                                                                 Accumulated
                                                        Amount                                   Additional         in the
                                                          Per                                     Paid-In        Development
                                                         Share         Shares        Amount       Capital           Stage
                                                        ------         ------        ------      ----------      ------------
 Balance, inception (February 20, 1984)
   as previously reported                                                     --     $ 1,000     $      --       $  (1,000)

 Adjustment for pooling of interest                                           --      (1,000)        1,000              --
                                                                     -----------     -------     ---------       ---------
 Balance, inception, as restated                                              --          --            --          (1,000)

 Net loss, period ended December 31, 1984                                     --          --            --         (17,809)
                                                                     -----------     -------     ---------       ---------
 Balance, December 31, 1984                                                   --          --         1,000         (18,809)

    Issuance of common stock for cash                    $.00        113,846,154       1,138           170              --
    Net loss, year ended December 31, 1985                                    --          --            --         (25,459)
                                                                     -----------     -------     ---------       ---------
 Balance, December 31, 1985                                          113,846,154       1,138         1,170         (44,268)

    Issuance of common stock - public offering            .01         40,000,000         400       399,600              --
    Issuance of underwriter's warrants                                        --          --           100              --
    Expenses of public offering                                               --          --      (117,923)             --
    Issuance of common stock, exercise of "A" warrants    .03            819,860           9        24,587              --
    Net loss, year ended December 31, 1986                                    --          --           --         (159,674)
                                                                     -----------     -------     ---------       ---------
 Balance, December 31, 1986                                          154,666,014     $ 1,547     $ 307,534       $(203,942)
                                                                     -----------     -------     ---------       ---------


                See notes to consolidated financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 1996



                                                                            Common Stock
                                                            ------------------------------------------------
                                                                                                                    Deficit
                                                                                                                  Accumulated
                                                            Amount                                Additional         in the
                                                             Per                                   Paid-In         Development
                                                            Share       Shares        Amount       Capital           Stage
                                                            ------      ------        ------      ----------      ------------
 Balance, December 31, 1986                                           154,666,014     $1,547      $  307,534      $  (203,942)

    Issuance of common stock; exercise of "A" warrants      $.03       38,622,618        386       1,158,321               --
    Expenses of stock issuance                                                 --         --         (11,357)              --
    Acquisition of subsidiary for cash                                         --         --         (46,000)              --
    Cancellation of debt due to stockholders                                   --         --          86,565               --
    Net loss, period ended December 31, 1987                                   --         --              --         (258,663)
                                                                      -----------     ------      ----------      -----------
 Balance, December 31, 1987                                           193,288,632      1,933       1,495,063         (462,605)

    Net loss, year ended December 31, 1988                                     --         --              --         (199,690)
                                                                      -----------     ------      ----------      -----------
 Balance, December 31, 1988                                           193,288,632      1,933       1,495,063         (662,295)

    Net loss, year ended December 31, 1989                                     --         --              --         (270,753)
                                                                      -----------     ------      ----------      -----------
 Balance, December 31, 1989                                           193,288,632      1,933       1,495,063         (933,048)

   Issuance of common stock, expiration of redemption
     offer on "B" warrants                                   .05        6,729,850         67         336,475               --
   Issuance of common stock, exercise of "B" warrants        .05          268,500          3          13,422               --
   Issuance of common stock; exercise of "C" warrants        .08           12,900         --           1,032               --
   Net loss, year ended December 31, 1990                                      --         --              --         (267,867)
                                                                      -----------     ------      ----------      -----------
 Balance, December 31, 1990                                           200,299,882     $2,003      $1,845,992      $(1,200,915)
                                                                      -----------     ------      ----------      -----------


                See notes to consolidated financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 1996

                                                                                   Common Stock
                                                                  ------------------------------------------------
                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                  Amount                                Additional      in the
                                                                   Per                                   Paid-In      Development
                                                                  Share          Shares      Amount      Capital        Stage
                                                                  ------         ------      ------     ----------    -----------
Balance, December 31, 1990                                                   200,299,882     $2,003     $1,845,992    $(1,200,915)

  Issuance of common stock; exercise of "B" warrants              $.05            11,400         --            420             --
  Issuance of common stock; exercise of "C" warrants               .08             2,500         --            200             --
  Issuance of common stock; exercise of underwriters
    warrants                                                       .012        3,760,000         38         45,083             --

Net loss, period ended December 31, 1991                                              --         --             --       (249,871)
                                                                             -----------     ------     ----------    -----------
Balance, December 31, 1991                                                   204,073,782      2,041      1,891,695     (1,450,786)

  Issuance of common stock; exchange for testing                   .0405      10,000,000        100        404,900             --
  Issuance of common stock; exchange for consulting services       .055          500,000          5         27,495             --
  Issuance of common stock; exercise of "B" warrants               .05         7,458,989         75        372,875             --
  Issuance of common stock; exercise of "C" warrants               .08         5,244,220         52        419,487             --

  Expenses of stock issuance                                                                                (7,792)

Net loss, year ended December 31, 1992                                                --         --             --       (839,981)
                                                                             -----------     ------     ----------    -----------
Balance, December 31, 1992                                                   227,276,991      2,273      3,108,660     (2,290,767)
                                                                             -----------     ------     ----------    -----------
  Issuance of common stock, exchange for consulting services       .055          500,000          5         27,495
                                                                   .03         3,500,000         35        104,965
  Issuance of common stock; exchange for testing                   .035        5,000,000         50        174,950

Net loss, year ended December 31, 1993                                                --         --             --       (563,309)
                                                                             -----------     ------     ----------    -----------
Balance, December 31, 1993                                                   236,276,991     $2,363     $3,416,070    $(2,854,076)
                                                                             -----------     ------     ----------    -----------


                See notes to consolidated financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 1996


                                                                               Common Stock
                                                               ----------------------------------------------

                                                                                                                   Deficit
                                                                                                                 Accumulated
                                                               Amount                              Additional       in the
                                                                Per                                 Paid-In      Development
                                                               Share       Shares      Amount       Capital          Stage
                                                               ------      ------      ------      ----------    -----------
Balance, December 31, 1993                                              236,276,991    $2,363      $3,416,070    $(2,854,076)

  Issuance of common stock; exchange for consulting services   $.05       4,750,000        47         237,453             --
  Issuance of common stock; exercise of options                 .08         400,000         4          31,996             --
  Issuance of common stock; exercise of options                 .10         190,000         2          18,998             --

Net loss, year ended December 31, 1994                                           --        --              --       (440,837)
                                                                        -----------    ------      ----------    -----------
Balance, December 31, 1994                                              241,616,991     2,416       3,704,517     (3,294,913)

  Issuance of common stock; exercise of options                 .05       3,333,333        33         166,633             --
  Issuance of common stock; exercise of options                 .08       2,092,850        21         167,407             --
  Issuance of common stock; exercise of options                 .10       2,688,600        27         268,833             --
  Issuance of common stock; exchange for consulting services    .11       1,150,000        12         126,488             --
  Issuance of common stock; exchange for consulting services    .14         300,000         3          41,997             --

Net loss, period ended December 31, 1995                                         --        --              --       (401,884)
                                                                        -----------    ------      ----------    -----------
Balance, December 31, 1995                                              251,181,774     2,512       4,475,875     (3,696,797)
                                                                        -----------    ------      ----------    -----------
  Issuance of common stock; exercise of options                 .05       3,333,334        33         166,633             --
  Issuance of common stock; exercise of options                 .08       1,158,850        12          92,696             --
  Issuance of common stock; exercise of options                 .10       7,063,000        71         706,289             --
  Issuance of common stock; exercise of options                 .12       1,300,600        13         155,987             --
  Issuance of common stock; exercise of options                 .18       1,400,000        14         251,986             --

Net loss, six months ended June 30, 1996                                         --        --              --       (237,346)
                                                                        -----------    ------      ----------    -----------
Balance, June 30, 1996                                                  265,437,558    $2,655      $5,849,466    $(3,934,143)
                                                                        ===========    ======      ==========    ===========





                See notes to consolidated financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)


                                                                                                 Inception
                                                               Six Months Ended June 30        (February 20,
                                                               -------------------------          1984) to
                                                               1996                 1995       June 30, 1996
                                                               ----                 ----       --------------
Cash Flows from Operating Activities:
  Net loss                                                  $ (237,346)          $ (96,640)     $(3,934,143)
                                                            ----------           ---------      -----------
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                8,535               7,339          167,099
    Exchange of common stock for services rendered                  --               5,500        1,197,000
    (Increase) decrease in other current assets                  4,739               2,529           (8,228)
    (Increase) decrease in inventory                            (1,638)                 --          (19,729)
    (Increase) in other assets                                      --                  --           (6,459)
    Increase (decrease) in accounts payable and
      accrued liabilities                                        2,640             (28,548)          17,291
                                                            ----------           ---------      -----------
      Total adjustments                                         14,276             (13,180)       1,346,974
                                                            ----------           ---------      -----------
      Net cash used in operating activities                   (223,070)           (109,820)      (2,587,169)
                                                            ----------           ---------      -----------
Cash Flows from Investing Activities:
  Purchase of investments                                     (649,980)                 --       (1,128,980)
  Repayments on loan receivable - stockholder                       --               8,762               --
  Expenditures for property and equipment                         (519)                 --         (373,577)
                                                            ----------           ---------      -----------
    Net cash used in investing activities                     (650,499)              8,762       (1,502,557)
                                                            ----------           ---------      -----------
Cash Flows from Financing Activities:
  Proceeds from sale of securities, net of
    issuance costs                                           1,373,734             374,287        4,655,121
                                                            ----------           ---------      -----------
    Net cash provided by financing activities                1,373,734             374,287        4,655,121
                                                            ----------           ---------      -----------
Net Increase in Cash and Cash Equivalents                      500,165             273,229          565,395

Cash and Cash Equivalents, Beginning                            65,230             202,441               --
                                                            ----------           ---------      -----------
Cash and Cash Equivalents, Ending                           $  565,395           $ 475,670      $   565,395
                                                            ==========           =========      ===========


                See notes to consolidated financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996

A.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements at June 30, 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position as of June 30, 1996 and the results of operations for the six months then ended. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for year ended December 31, 1995.

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

         Pursuant to the Plata Agreement, the Company authorized the issuance to Plata of 5,000,000 shares of Common Stock and options to purchase additional 5,000,000 shares at $.08 per share through July 9, 1994 (the "Plata Options") and 5,000,000 shares at $.10 per share through July 9, 1994. Pursuant to several amendments, the Plata Options and the Additional Plata Options are exercisable through December 31, 1996. As of June 30, 1996 there are outstanding Plata Options to acquire 983,000 shares at $.11 per share and Additional Plata Options to acquire 858,100 shares at $.13 per share through December 31, 1996. Through June 30, 1996, the Company has received approximately $650,000 pursuant to the issuance of approximately 7.5 million shares in connection with the exercise of the Plata Options and the Additional Plata Options.

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

         On January 3, 1992, TRM delivered to the Company the Results Paper. In accordance with the terms of the TRM Agreement, the Company has authorized the issuance to the shareholders and certain associated persons of TRM (1) an aggregate amount of 10,000,000 shares of the Company's common stock (the "TRM Shares") and (2) an option to acquire, at any time, for a period of five years from the date of issuance of the option, 10,000,000 shares of the Company's common stock at a purchase price of $.05 per share (the "TRM Options"). As of June 30, 1996, 6,666,666 shares of Common Stock were issued pursuant to the exercise of the TRM Options for an aggregate exercise price of $333,333.

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

         In connection with the consulting agreement, the Company issued to Dr. Hirschman 1,000,000 shares of the Company's Common Stock and the option to acquire 5,000,000 shares of the Company's Common Stock for a period of three years as per the vesting schedule as referred to in the agreement, at a purchase price of $0.18 per share. In addition and in connection with entering into the consulting agreement with Dr. Hirschman, the Company issued to a person unaffiliated with the Company, 100,000 shares of the Company's Common Stock, and an option to acquire for a period of one year, from June 1, 1995 an additional 500,000 shares at a purchase price of $0.18 per share. As of June 30, 1996, 900,000 options have been exercised for cash consideration of $162,000 under this Agreement.

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

C.       CONSULTING AGREEMENTS

         In September 1992, the Company entered into a one year consulting agreement with Leonard Cohen (the "September 1992 Cohen Agreement"). The September 1992 Cohen Agreement required that Mr. Cohen provide certain consulting services to the Company in exchange for the Company issuing to Mr. Cohen 1,000,000 shares of Common Stock (the "September 1992 Cohen Shares"), 500,000 of which were issuable upon execution of the September 1992 Cohen Agreement and the remaining 500,000 shares of which were issuable upon Mr. Cohen completing 50 hours of consulting service to the Company. The Company issued the first 500,000 shares to Mr. Cohen in October 1992 and the remaining 500,000 shares to Mr. Cohen in February 1993. Further pursuant to the September 1992 Cohen Agreement, the Company granted to Mr. Cohen the option to acquire, at any time and from time to time through September 11, 1993 (which date has been extended through December 31, 1996), the option to acquire 3,000,000, shares of Common Stock of the Company at a purchase price of $.09 per share which exercise price has been increased to $.12 per share) (the "September 1992 Cohen Options"). As of June 30, 1996, 1,300,000 of the September 1992 Cohen Options have been exercised for cash consideration of $156,000.

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

         In July 1994, in consideration for services related to the introduction, negotiation and execution of a distribution agreement the Company issued (i) to Mr. Cohen, an additional 2,500,000 shares (the "April 1994 Cohen Shares") and (ii) to each of Elliot Bauer and Lee Rizzuto, 625,000 shares (the "Bauer and Rizzuto Shares") as well as options to acquire an additional 5,000,000 Shares at $.10 per share exercisable through May 1, 1996 (the "Bauer and Rizzuto Options"). The April 1994 Cohen Shares, the Bauer and Rizzuto Shares and the shares of Common Stock underlying the Bauer and Rizzuto Options have been registered. The Company has been informed that Messrs. Cohen, Bauer and Rizzuto are principals of a firm which has been granted certain distribution rights. Through March 31, 1996 2,855,000 shares were issued pursuant to the exercise of the Bauer and Rizzuto Options for an aggregate exercise price of $285,500. During the six month period ended June 30, 1996, approximately 3,000,000 shares of Common Stock for cash consideration of $300,000 were issued pursuant to the exercise of the Bauer and Rizzuto Options.

         The issuance of the September 1992 Cohen Shares, the February 1993 Cohen Shares, the

April 1994 Cohen Shares and the Bauer and Rizzuto Shares have been accounted for as an administrative expense in the amount of the Company's valuation of such shares as of the issuance date.

D.       DISTRIBUTION AGREEMENTS

         The Company has entered into separate agreements with five different entities (the "Entities"), whereby the Company has granted exclusive rights to distribute Reticulose in the countries of China, Japan, Macao, Hong Kong, Taiwan, Malaysia, Mexico, Saudi Arabia, Argentina, Bolivia, Paraguay, Uruguay, Brazil, Chile, Channel Islands, The Isle of Man, British West Indies, Jamaica, Haiti, Bermuda, and Belize. Pursuant to these agreements, distributors are obligated to cause Reticulose to be approved for commercial sale in such countries and upon such approval, to purchase from the Company certain minimum quantities of Reticulose to maintain the exclusive distribution rights. Leonard Cohen, a former consultant to the Company, has informed the Company that he is an affiliate of two of these entities.

E.       STOCKHOLDERS EQUITY

         During 1995, the Company issued 9,564,783 shares of Common Stock for an aggregate consideration of $771,454. These amounts were comprised of the issuance of Common Stock pursuant to the exercise of stock options of 8,114,783 shares for $602,954 and the issuance of Common Stock in exchange for consulting services of 1,450,000 shares for consideration of $168,500. During the six month period ended June 30, 1996, the Company issued, pursuant to the exercise of stock options, approximately 14.3 million shares of Common Stock for an aggregate consideration of approximately $1,375,000.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

         For the six month periods ended June 30, 1996 and June 30, 1995, the Company incurred a loss of $237,346 and $96,640, respectively. For the three month periods ended June 30, 1996 and June 30, 1995 the Company incurred a loss of $169,947 and $30,534, respectively. The increased losses during 1996 is principally due to increased research and development expenses associated with the services provided by Dr. Hirschman. During the fiscal year ended 1995 the Company incurred a net loss of $401,884 ($.00 per share) compared to a loss of $440,837 ($.00 per share) in 1994. The Company's losses are principally attributable to ongoing administrative expenses and lack of sales revenues and non-cash items resulting from issuance of shares for testing and consulting services.

         There were sales of $15,269 and $23,891 respectively during the six month periods ended June 30, 1996, and June 30, 1995 and sales of $7,584 and $21,532, respectively during the three month periods ended June 30, 1996 and June 30, 1995. All sales during these periods resulted from distributors purchasing RETICULOSE for testing purposes. Interest income was $18,949 and $4,380 during the six months ended June 30, 1996 and June 30, 1995. Interest income was $15,726 and $2,018 during the three months ended June 30, 1996 and June 30, 1995.

Liquidity

         As of June 30, 1996 and December 31, 1995 the Company had current liquid assets of $1,722,332 and $575,288, respectively. As of June 30, 1996 and December 31, 1995 the Company had total assets of $1,935,269 and $796,241. The increased cash results from the Company receiving cash in connection with the exercise of convertible securities.

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

         The Company is currently expending approximately $30,000 per month and anticipates that it can continue operations for at least 65 months with its current liquid assets. At present, the Company is substantially dependant upon the sale of its securities pursuant to the exercise of outstanding convertible securities to sustain operations. The Company has in the past sought debt financing, licensing agreements, joint ventures and other sources of financing, but no such financing is in place or identified or currently under discussion. To some extent, management believes that financing may be more easily obtained if the FDA permits the Company to either engage or cause others to become engaged in Phase I testing of the Company's drug Reticulose. As of June 1995, the Company received further deficiency correspondence from the FDA which stated that the Company's prior submissions to the FDA did not provide adequate responses to the FDA's earlier inquires regarding pre-clinical information and accordingly the Company's Investigational New Drug Application (the "IND") was "inactivated." No assurances can be given that the Company's IND, will ever be approved by the FDA or that results of any testing will demonstrate that Reticulose is effective in the treatment of disease.

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

PART II. OTHER INFORMATION

Item 6.  (a)  Exhibits

         27.  Financial Data Schedule (for SEC use only)

         (b)  Reports on Form 8-K

         The Company filed with the Securities and Exchange Commission a Report on Form 8-K dated July 12, 1996 regarding an Addendum to Agreement with Avix International Pharmaceutical Corp.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ADVANCED VIRAL RESEARCH CORP.


  Date: August 13, 1996                 By:  /s/ William Bregman
                                            -------------------------------
                                            William Bregman,
                                            Duly Authorized Officer
                                            and Principal Financial Officer