Form 10QSB
period 1996-09-30
ADVANCED VIRAL RESEARCH CORP
filed 1996-11-14
CIK 786623

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1996

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to               .

       For Quarter Ended                                  Commission File Number
       September 30, 1996                                        33-2262-A

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

                 Yes  [X]                                         No

The number of shares outstanding of the Registrant's common stock as of September 30, 1996 was 266,643,558.

Traditional Small Business Format (check one)

                 Yes  [X]                                         No

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                                  FORM 10-QSB

                       QUARTER ENDED SEPTEMBER 30, 1996


                               TABLE OF CONTENTS
                               -----------------

                                                                                                             PAGE
                                                                                                             ----
PART I

   FINANCIAL INFORMATION (UNAUDITED)

   Balance Sheet, September 30, 1996 and December 31, 1995                                                      3

   Consolidated Condensed Statement of Operations for the Three and Nine Months Ended
      September 30, 1996 and 1995 and From Inception (February 20, 1984)
      to September 30, 1996                                                                                     4

   Consolidated Condensed Statement of Stockholders' Equity From Inception
      (February 20, 1984) to September 30, 1996                                                                 5

   Consolidated Condensed Statement of Cash Flows for the Nine Months Ended
      September 30, 1996 and 1995 and From Inception (February 20, 1984)
      to September 30, 1996                                                                                     9

   Notes to Consolidated Condensed Financial Statements                                                        10

   Management's Discussion and Analysis or Plan of Operation                                                   15


PART II

   LEGAL PROCEEDINGS, CHANGES IN SECURITIES, DEFAULTS
      IN SENIOR SECURITIES, SUBMISSION OF MATTERS TO VOTE
      OF SECURITIES HOLDERS, OTHER INFORMATION, AND FORM
      8-K EXHIBITS                                                                                             17


SIGNATURES                                                                                                     18


                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                               September 30,
                                                                                    1996                December 31,
                                 ASSETS                                         (Unaudited)                1995
                                 ------                                         -----------             ------------
 Current Assets:
          Cash and cash equivalents                                              $   455,884            $    65,230
          Investments                                                              1,233,641                479,000
          Inventory                                                                   19,729                 18,091
          Other current assets                                                         8,774                 12,967
                                                                                 -----------            -----------
                  Total current assets                                             1,718,028                575,288

 Property and Equipment                                                              205,381                214,494

 Other Assets                                                                          6,459                  6,459
                                                                                 -----------            -----------
                  Total assets                                                   $ 1,929,868            $   796,241
                                                                                 ===========            ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

 Current Liabilities:
          Accounts payable                                                       $    10,723            $     3,750
          Accrued taxes                                                                 -                     3,101
          Customer deposits                                                            7,800                  7,800
                                                                                 -----------            -----------
                  Total current liabilities                                           18,523                 14,651
                                                                                 -----------            -----------

 Commitments and Contingencies                                                            --                     --

 Stockholders' Equity:
          Common stock; 1,000,000,000 shares of
                  $.00001 par value authorized; 266,643,558 and
                  251,181,774 shares issued and outstanding                            2,667                  2,512
          Additional paid-in capital                                               6,182,154              4,475,875
          Deficit accumulated in the development stage                            (4,273,476)            (3,696,797)
                                                                                 -----------            -----------
                  Total stockholders' equity                                       1,911,345                781,590
                                                                                 -----------            -----------

                  Total liabilities and stockholders' equity                     $ 1,929,868            $   796,241
                                                                                 ===========            ===========


                See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

            CONDENSED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 1996



                                                                                                                 Inception
                                      Three Months Ended September 30   Nine Months Ended September 30       (February 20, 1984)
                                      -------------------------------   -------------------------------              to
                                            1996            1995             1996               1995         September 30, 1996
                                        ------------   ------------     -------------      ------------      -------------------
 Revenues:
   Sales                                $        674   $      3,067      $     15,943      $     26,958        $   183,873
   Interest                                    8,966          5,674            27,915            10,054            326,528
   Other income                               32,000             --            32,000            25,000            112,000
                                        ------------   ------------      ------------      ------------        -----------
                                              41,640          8,741            75,858            62,012            622,401
                                        ------------   ------------      ------------      ------------        -----------

 Costs and Expenses:
   Research and development                  104,502          4,200           178,502            35,131          1,029,250
   General and administrative                272,203        136,892           461,232           248,533          3,691,450
   Depreciation and amortization               4,268          3,670            12,803            11,009            172,967
   Interest                                       --             --                --                --              2,210
                                        ------------   ------------      ------------      ------------        -----------
                                             380,973        144,762           652,537           294,673          4,895,877
                                        ------------   ------------      ------------      ------------        -----------

 Net Loss                               $   (339,333)  $   (136,021)     $   (576,679)     $   (232,661)       $(4,273,476)
                                        ============   ============      ============      ============        ===========

 Net Loss Per Share of Common Stock     $       (.00)  $       (.00)     $       (.00)     $       (.00)       $      (.00)
                                        ============   ============      ============      ============        ===========
 Weighted Average Number of Common
   Shares Outstanding                    259,725,350    247,252,885       259,725,350       247,252,885
                                        ============   ============      ============      ============


               See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 1996


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


                See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 1996



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


                See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Continued)

              INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 1996

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


                See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

             CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 1996


                                                                               Common Stock
                                                               ----------------------------------------------

                                                                                                                   Deficit
                                                                                                                 Accumulated
                                                               Amount                              Additional       in the
                                                                Per                                 Paid-In      Development
                                                               Share       Shares      Amount       Capital          Stage
                                                               ------      ------      ------      ----------    -----------
Balance, December 31, 1993                                              236,276,991    $2,363      $3,416,070    $(2,854,076)

  Issuance of common stock; exchange for consulting services   $.05       4,750,000        47         237,453             --
  Issuance of common stock; exercise of options                 .08         400,000         4          31,996             --
  Issuance of common stock; exercise of options                 .10         190,000         2          18,998             --

Net loss, year ended December 31, 1994                                           --        --              --       (440,837)
                                                                        -----------    ------      ----------    -----------
Balance, December 31, 1994                                              241,616,991     2,416       3,704,517     (3,294,913)

  Issuance of common stock; exercise of options                 .05       3,333,333        33         166,633             --
  Issuance of common stock; exercise of options                 .08       2,092,850        21         167,407             --
  Issuance of common stock; exercise of options                 .10       2,688,600        27         268,833             --
  Issuance of common stock; exchange for consulting services    .11       1,150,000        12         126,488             --
  Issuance of common stock; exchange for consulting services    .14         300,000         3          41,997             --

Net loss, year ended December 31, 1995                                         --         --              --        (401,884)
                                                                        -----------    ------      ----------    -----------
Balance, December 31, 1995                                              251,181,774     2,512       4,475,875     (3,696,797)

  Issuance of common stock; exercise of options                 .05       3,333,334        33         166,633             --
  Issuance of common stock; exercise of options                 .08       1,158,850        12          92,696             --
  Issuance of common stock; exercise of options                 .10       7,163,600        72         716,288             --
  Issuance of common stock; exercise of options                 .12       1,300,000        13         155,987             --
  Issuance of common stock; exercise of options                 .18       1,400,000        14         251,986             --
  Issuance of common stock; exercise of options                 .19         350,000         4          66,496             --
  Issuance of common stock; exercise of options                 .20         406,000         4          81,196             --
  Issuance of common stock; exchange for services rendered      .50         350,000         3         174,997             --

Net loss, nine months ended September 30, 1996                                  --        --              --        (576,679)
                                                                        -----------    ------      ----------    -----------
Balance, September 30, 1996                                             266,643,558    $2,667      $6,182,154    $(4,273,476)
                                                                        ===========    ======      ==========    ===========





                See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)


                                                                                                 Inception
                                                            Nine Months Ended September 30      (February 20,
                                                            ------------------------------         1984) to
                                                              1996                  1995     September 30, 1996
                                                              ----                  ----     ------------------
Cash Flows from Operating Activities:
  Net loss                                                  $ (576,679)          $(232,661)     $(4,273,476)
                                                            ----------           ---------      -----------
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                               12,803              11,009          172,967
    Exchange of common stock for services rendered             175,000              69,500        1,372,000
    (Increase) decrease in other current assets                  4,193               7,752           (8,774)
    Increase in inventory                                       (1,638)                 --          (19,729)
    Increase in other assets                                        --                (800)          (6,459)
    Increase (decrease) in accounts payable and
      accrued liabilities                                        3,871             (27,500)          16,922
                                                            ----------           ---------      -----------
      Total adjustments                                        194,229              59,961        1,526,927
                                                            ----------           ---------      -----------
      Net cash used in operating activities                   (382,450)           (172,700)      (2,746,549)
                                                            ----------           ---------      -----------
Cash Flows from Investing Activities:
  Purchase of investments                                     (754,641)             (3,506)      (1,233,641)
  Repayments on loan receivable - stockholder                       --               8,762               --
  Expenditures for property and equipment                       (3,690)             (5,074)        (376,748)
                                                            ----------           ---------      -----------
    Net cash used in investing activities                     (758,331)                182       (1,610,389)
                                                            ----------           ---------      -----------
Cash Flows from Financing Activities:
  Proceeds from sale of securities, net of
    issuance costs                                           1,531,435             578,955        4,812,822
                                                            ----------           ---------      -----------
    Net cash provided by financing activities                1,531,435             578,955        4,812,822
                                                            ----------           ---------      -----------
Net Increase in Cash and Cash Equivalents                      390,654             406,437          455,884

Cash and Cash Equivalents, Beginning                            65,230             202,441               --
                                                            ----------           ---------      -----------
Cash and Cash Equivalents, Ending                           $  455,884           $ 608,878      $   455,884
                                                            ==========           =========      ===========


                See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996

A.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements at September 30, 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position as of September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for year ended December 31, 1995.

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

Lack of Patent Protection

         The Company does not presently have a patent for RETICULOSE and no application for a patent has been filed. The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing a similar product. The Company does have a pending U.S. patent application for RETICULOSE for treating Hepatitis D. There can be no assurance that the Company will obtain such a patent or if obtained that it will be enforceable.

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

        TESTING AGREEMENTS

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

         Pursuant to the Plata Agreement, the Company authorized the issuance to Plata of 5,000,000 shares of Common Stock and options to purchase additional 5,000,000 shares at $.08 per share through July 9, 1994 (the "Plata Options") and 5,000,000 shares at $.10 per share through July 9, 1994. Pursuant to several amendments, the Plata Options and the Additional Plata Options are exercisable through December 31, 1996. As of September 30, 1996 there are outstanding Plata Options to acquire 983,000 shares at $.11 per share and Additional Plata Options to acquire 858,100 shares at $.13 per share through December 31, 1996. Through September 30, 1996, the Company has received approximately $650,000 pursuant to the issuance of approximately 7.5 million shares in connection with the exercise of the Plata Options and the Additional Plata Options.

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

         On January 3, 1992, TRM delivered to the Company the Results Paper.
In accordance with the terms of the TRM Agreement, the Company has authorized the issuance to the shareholders and certain associated persons of TRM (1) an aggregate amount of 10,000,000 shares of the Company's common stock (the "TRM Shares") and (2) an option to acquire, at any time, for a period of five years from the date of issuance of the option, 10,000,000 shares of the Company's common stock at a purchase price of $.05 per share (the "TRM Options"). As of September 30, 1996, 6,666,666 shares of Common Stock were issued pursuant to the exercise of the TRM Options for an aggregate exercise price of $333,333.

Argentine Agreement

         In April 1996 the Company entered into an agreement (the "Argentine Agreement") with DCT SRL, an Argentine corporation unaffiliated with the Company ("DCT") pursuant to which DCT was to cause a clinical trial to be conducted in two separate hospitals located in Buenos Aires, Argentina (the "Clinical Trials"). Pursuant to the Argentine Agreement, the Clinical Trials were to be conducted pursuant to a protocol developed by Juan Carlos Flichman, M.D. and the purpose of the Clinical Trials was to assess the efficacy of the Company's drug Reticulose on the Human Papilloma Virus (HPV). The protocol calls for, among other things, a study to be performed with clinical and laboratory follow-up on 20 male and female human patients between the ages of 18 and 50. The Clinical Trials did not include a placebo control group or reference to any other antiviral drug.

         Pursuant to the Argentine Agreement the Company delivered $34,000 to DCT to cover out of pocket expenses associated with the Clinical Trials. The Argentine Agreement further provides that at the conclusion of the Clinical Trials, DCT shall cause Dr. Flichman to prepare and deliver a written report to the Company regarding the methodology and results of the Clinical Trials (the "Written Report"). In September 1996, the Written Report was delivered by
Dr. Flichman to the Company. The Written Report stated that when Reticulose was applied topically to twenty patients (6 males and 14 females) diagnosed to be infected with HPV two of the 20 patients had total remissions and eight of the twenty patients experienced clinical improvement ranging from reduction in color intensity, size and texture. Further, the Written Report provides that no side effects were observed in any of the 20 patients and only one patient experienced redness of the skin that disappeared spontaneously within 24 hours. Upon delivery of the Written Report to the Company, the Company delivered to the principals of DCT options to acquire 2,000,000 shares of the Company's Common Stock for a period of one year from the date of the delivery of the Written Report, at a purchase price of $.20 per share. As of September 30, 1996, 406,000 shares of Common Stock were issued pursuant to the exercise of these options for an aggregate exercise price of $81,200.

         In June 1994, DCT SRL and the Company entered into an exclusive distribution agreement whereby the Company granted to DCT SRL the exclusive right to distribute the Company's drug Reticulose in certain South American countries, including Argentina and the other MERCOSUR States.

Barbados Study

        A double blind study assessing the efficacy of the Company's drug Reticulose in 48 human patients diagnosed with HIV (AIDS) is being conducted at the Queen Elizabeth Hospital, Bridgetown, Barbados (the "Barbados Study"). As of September 30, 1996 the Company has expended approximately $150,000 to cover the costs of the Barbados Study. Based on information received from the coordinators of the Barbados Study, the Company is uncertain as to the costs to be incurred in connection with the Barbados Study and has not been informed as to when results from the Barbados Study will be forthcoming.

Hirschman Agreement

         In May 1995, the Company entered into a consulting agreement with Shalom Hirschman, M.D., Professor of Medicine of Mt. Sinai School of Medicine, New York, New York and Director of Mt. Sinai's Division of Infectious Diseases, whereby Dr. Hirschman was to provide consulting services to the Company through May 1997. The consulting services included the development and location of pharmaceutical and biotechnology joint venture partners and assisting the Company with regulatory approvals and protocols.

         In connection with the consulting agreement, the Company issued to Dr. Hirschman 1,000,000 shares of the Company's Common Stock and the option to acquire 5,000,000 shares of the Company's Common Stock for a period of three years as per the vesting schedule as referred to in the agreement, at a purchase price of $0.18 per share. In addition and in connection with entering into the consulting agreement with Dr. Hirschman, the Company issued to a person unaffiliated with the Company, 100,000 shares of the Company's Common Stock, and an option to acquire for a period of one year, from June 1, 1995 an additional 500,000 shares at a purchase price of $0.18 per share. As of September 30, 1996, 900,000 options have been exercised for cash consideration of $162,000 under this Agreement.

         In March 1996 the Company entered into an Addendum to Agreement with Dr. Hirschman whereby Dr. Hirschman agreed to provide consulting services to the Company through May 2000 (the "Addendum"). Pursuant to the Addendum, the Company granted to Dr. Hirschman the option to purchase 15,000,000 shares of the Company's Common Stock for a three year period pursuant to the following vesting schedule: (i) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1996 and ending March 23, 1999 at an exercise price of $.19 per share of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, counsel to Dr. Hirschman; (ii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1997 and ending March

23, 1999 at an exercise price of $.27 per share of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, counsel to Dr. Hirschman; and (iii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 23, 1998 and ending March 23, 1999 at an exercise price of $.36 per share of which options to acquire
500,000 shares were assigned by Dr. Hirschman to Richard Rubin, counsel to Dr. Hirschman. In addition, the Company has agreed to cause the shares underlying these options to be registered so long as there is no cost to the Company. As of September 30, 1996, 350,000 shares of Common Stock were issued pursuant to the exercise of stock options by Richard Rubin. Mr. Rubin has from time to time, in the past, advised the Company on matters unrelated to his representation of Dr. Hirschman.

        On October 17, 1996, the Company and Dr. Hirschman entered into an agreement (the "Employment Agreement") whereby Dr. Hirschman has agreed to serve as the President and Chief Executive Officer of the Company for a period of three years, subject to earlier termination by either party if the Company does not receive on or prior to December 31, 1997, funding of $3,000,000 from sources other than traditional institutional/bank debt financing or proceeds from the purchase by Dr. Hirschman of the Company's securities, including, without limitation, the exercise by Dr. Hirschman of outstanding stock options. Pursuant to the Employment Agreement Dr. Hirschman is entitled to receive an annual base salary of $325,000, automobile and health, life, disability and dental insurance benefits for the term of his employment. The Employment Agreement further provides that Dr. Hirschman shall be nominated by the Company to serve as a member of the Company's Board of Directors for the duration of his employment and since October 17, 1996 Dr. Hirschman has served as a member of the Company's Board of Directors.

         CONSULTING AGREEMENTS

         In September 1992, the Company entered into a one year consulting agreement with Leonard Cohen (the "September 1992 Cohen Agreement"). The September 1992 Cohen Agreement required that Mr. Cohen provide certain consulting services to the Company in exchange for the Company issuing to Mr. Cohen 1,000,000 shares of Common Stock (the "September 1992 Cohen Shares"), 500,000 of which were issuable upon execution of the September 1992 Cohen Agreement and the remaining 500,000 shares of which were issuable upon Mr. Cohen completing 50 hours of consulting service to the Company. The Company issued the first 500,000 shares to Mr. Cohen in October 1992 and the remaining 500,000 shares to Mr. Cohen in February 1993. Further pursuant to the September 1992 Cohen Agreement, the Company granted to Mr. Cohen the option to acquire, at any time and from time to time through September 11, 1993 (which date has been extended through December 31, 1996), the option to acquire 3,000,000, shares of Common Stock of the Company at a purchase price of $.09 per share which exercise price has been increased to $.12 per share) (the "September 1992 Cohen Options"). As of September 30, 1996, 1,300,000 of the September 1992 Cohen Options have been exercised for cash consideration of $156,000.

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

         In July 1994, in consideration for services related to the introduction, negotiation and execution of a distribution agreement the Company issued (i) to Mr. Cohen, an additional 2,500,000 shares (the "April 1994 Cohen Shares") and (ii) to each of Elliot Bauer and Lee Rizzuto, 625,000 shares (the "Bauer and Rizzuto Shares") as well as options to acquire an additional 5,000,000 Shares at $.10 per share exercisable through May 1, 1996 (the "Bauer and Rizzuto Options"). The April 1994 Cohen Shares, the Bauer and Rizzuto Shares and the shares of Common Stock underlying the Bauer and Rizzuto Options have been registered. The Company has been informed that Messrs. Cohen, Bauer and Rizzuto are principals of a firm which has been granted certain distribution rights. Through March 31, 1996 2,855,000 shares were issued pursuant to the exercise of the Bauer and Rizzuto Options for an aggregate exercise price of $285,500. During the nine month period ended September 30, 1996, approximately 3,000,000 shares of Common Stock for cash consideration of $300,000 were issued pursuant to the exercise of the Bauer and Rizzuto Options.

         The issuance of the September 1992 Cohen Shares, the February 1993 Cohen Shares, the

April 1994 Cohen Shares and the Bauer and Rizzuto Shares have been accounted for as an administrative expense in the amount of the Company's valuation of such shares as of the issuance date. During the three month period ended September 30, 1996, Mr. Cohen was issued 300,000 shares for services rendered. These shares were accounted for as an administrative expense in the amount of the Company's valuation of such shares as of the issuance date.

         DISTRIBUTION AGREEMENTS

         The Company has entered into separate agreements with five different entities (the "Entities"), whereby the Company has granted exclusive rights to distribute Reticulose in the countries of China, Japan, Macao, Hong Kong, Taiwan, Malaysia, Mexico, Saudi Arabia, Russia, Argentina, Bolivia, Paraguay, Uruguay, Brazil, Chile, Channel Islands, The Isle of Man, British West Indies, Jamaica, Haiti, Bermuda, and Belize. Pursuant to these agreements, distributors are obligated to cause Reticulose to be approved for commercial sale in such countries and upon such approval, to purchase from the Company certain minimum quantities of Reticulose to maintain the exclusive distribution rights. Leonard Cohen, a former consultant to the Company, has informed the Company that he is an affiliate of two of these entities.

C.       STOCKHOLDERS EQUITY

         During 1995, the Company issued 9,564,783 shares of Common Stock for an aggregate consideration of $771,454. These amounts were comprised of the issuance of Common Stock pursuant to the exercise of stock options of 8,114,783 shares for $602,954 and the issuance of Common Stock in exchange for consulting services of 1,450,000 shares for consideration of $168,500. During the nine month period ended September 30, 1996, the Company issued, pursuant to the exercise of stock options and for services rendered, approximately 15.4 million shares of Common Stock for an aggregate consideration of approximately $1,500,000.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

         For the nine month periods ended September 30, 1996 and September 30, 1995, the Company incurred a loss of $576,679 and $232,661, respectively.
For the three month periods ended September 30, 1996 and September 30, 1995 the Company incurred a loss of $339,333 and $136,021, respectively. The increased losses during 1996 is principally due to increased research and development expenses associated with the services provided by Dr. Hirschman. During the fiscal year ended 1995 the Company incurred a net loss of $401,884 ($.00 per share) compared to a loss of $440,837 ($.00 per share) in 1994. The Company's losses are principally attributable to ongoing administrative expenses and lack of sales revenues and non-cash items resulting from issuance of shares for testing and consulting services.

         There were sales of $15,943 and $26,958 respectively during the nine month periods ended September 30, 1996, and September 30, 1995 and sales of $674 and $3,067, respectively during the three month periods ended September 30, 1996 and September 30, 1995. All sales during these periods resulted from distributors purchasing RETICULOSE for testing purposes. Interest income was $27,915 and $10,054 during the nine months ended September 30, 1996 and September 30, 1995. Interest income was $8,966 and $5,674 during the three months ended September 30, 1996 and September 30, 1995.

Liquidity

         As of September 30, 1996 and December 31, 1995 the Company had current liquid assets of $1,718,028 and $575,288, respectively. As of September 30, 1996 and December 31, 1995 the Company had total assets of $1,924,868 and $796,241. The increased cash results from the Company receiving cash in connection with the exercise of convertible securities.

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

         The Company is currently expending approximately $75,000 per month and anticipates that it can continue operations for at least 20 months with its current liquid assets. At present, the Company is substantially dependant upon the sale of its securities pursuant to the exercise of outstanding convertible securities to sustain operations. The Company has in the past sought debt financing, licensing agreements, joint ventures and other sources of financing, but no such financing is in place or identified or currently under discussion. To some extent, management believes that financing may be more easily obtained if the FDA permits the Company to either engage or cause others to become engaged in Phase I testing of the Company's drug Reticulose. As of September 1995, the Company received further deficiency correspondence from the FDA which stated that the Company's prior submissions to the FDA did not provide adequate responses to the FDA's earlier inquires regarding pre-clinical information and accordingly the Company's Investigational New Drug Application (the "IND") was "inactivated." No assurances can be given that the Company's IND, will ever be approved by the FDA or that results of any testing will demonstrate that Reticulose is effective in the treatment of disease.

         Because RETICULOSE does not have patent protection, there is a risk that other companies could develop a similar product.

Should the Company later have the financial resources, it anticipates applying for a patent. No assurance can be given that a patent will be granted, or if granted, that it will be sustained if judicially attacked, and if declared valid, whether such patent will in fact operate to prohibit others from copying RETICULOSE. The duplication of RETICULOSE by others would have a materially adverse affect on the Company.

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

PART II. OTHER INFORMATION

Item 6.  (a)  Exhibits

         27.  Financial Data Schedule (for SEC use only)

         (b)  Reports on Form 8-K

         The Company filed with the Securities and Exchange Commission Reports on Form 8-K dated (i) September 11, 1996 regarding the receipt of the Written Report and (ii) October 17, 1996 regarding the Employment Agreement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ADVANCED VIRAL RESEARCH CORP.


  Date: November 14, 1996               By:  /s/ William Bregman
                                            -------------------------------
                                            William Bregman,
                                            Duly Authorized Officer
                                            and Principal Financial Officer