Form 10KSB40
period 1996-12-31
ADVANCED VIRAL RESEARCH CORP
filed 1997-04-15
CIK 786623

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 33-2262-A

                          ADVANCED VIRAL RESEARCH CORP.
                 (Name of Small Business Issuer in Its Charter)

         DELAWARE                                       59-2646820
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

                   1250 East Hallandale Beach Blvd., Suite 501
                            Hallandale, Florida 33009
                                 (954) 458-7636

(Address of Principal Executive Offices, Zip Code; Telephone Number Including Area Code)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: None

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT: None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                                      ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Issuer's revenues for its most recent fiscal year: $102,907.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 28, 1997 (see definition of affiliate in Rule 12b-2 of the Exchange Act): 191,020,925 shares at $0.43 per share, or $82,138,998.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                         ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes      No       N/A
                                                  ---     ----

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 28, 1997: 267,081,058.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). N/A

Transitional Small Business Disclosure Format (check one):
Yes       No  x
    ---      ---

                          ADVANCED VIRAL RESEARCH CORP.
                                   FORM 10-KSB
                       FISCAL YEAR ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----

PART I.....................................................................................................1
         ITEM 1.  DESCRIPTION OF BUSINESS..................................................................1
         ITEM 2.  DESCRIPTION OF PROPERTY.................................................................37
         ITEM 3.  LEGAL PROCEEDINGS.......................................................................38
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.....................................39

PART II...................................................................................................40
         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................................40
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...............................41
         ITEM 7.  FINANCIAL STATEMENTS....................................................................44
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE................................................................44

PART III .................................................................................................45
         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..............................45
         ITEM 10. EXECUTIVE COMPENSATION..................................................................46
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................50
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................52
         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K........................................................52

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

         Advanced Viral Research Corp. (the "Company") was incorporated under the laws of the State of Delaware on July 31, 1985, to engage in the production and marketing, promotion and sale of an anti-viral peptide-nucleic acid complex preparation with the trade name RETICULOSE. RETICULOSE has not been approved for sale or use, nor are applications pending for approval for sale or use by the Food and Drug Administration of the United States Department of Health and Human Services ("FDA") or anywhere in the world. The Company is in the developmental stage, and has not as yet commenced any commercial operations. The Company is dependent on registration and/or approval by applicable regulatory authorities of RETICULOSE in a developed or developing country, of which there can be no assurance, in order to commence commercial operations, which shall include the production, marketing, promotion and sale of RETICULOSE in each jurisdiction where the product becomes registered.

BACKGROUND OF RETICULOSE

         RETICULOSE had been marketed in the United States during the 1940's through the early 1960's. Under the Federal Food, Drug, and Cosmetic Act, as amended in 1962 (the "1962 Act"), RETICULOSE, among other drugs, was classified by the FDA as a "new drug" requiring FDA approval prior to any sale in the United States. Management of the Company believes that, since the 1962 Act, RETICULOSE has not been marketed for commercial sale. See "-GOVERNMENT REGULATION" and "-THE INVESTIGATIONAL NEW DRUG APPLICATION PROCESS." Although the AIDS Clinical Trial has been the only controlled clinical trial of RETICULOSE, the published data for the years 1951 through 1962, largely anecdotal, indicates that RETICULOSE is an anti-viral pharmaceutical product which is safe and effective in treating a number of interferon related viruses such as Asian Influenza, Viral Pneumonia, Virus Infectious Hepatitis, Mumps, Encephalitis, Herpes Simplex and Herpes Zoster.

         Open label clinical trials of RETICULOSE on Human Papilloma Virus (HPV) at two separate hospitals located in Buenos Aires, Argentina (the "HPV Clinical Trial") indicated clinical improvement in half, and adverse side effects in none of the 20 patients tested.

         Laboratory tests of RETICULOSE (the "Hirschman Study") at the Mount Sinai School of Medicine, New York, New York under the supervision of Shalom Z. Hirschman, M.D., then Professor of Medicine and Director of the Division of Infectious Diseases of the Mount Sinai School of Medicine, currently the Company's President and Chief Executive Officer, according to information received from Dr. Hirschman, demonstrate that RETICULOSE stimulates the production of a unique set of chemokines, including Interleukin 1 (IL-1), Interleukin 6 (IL-6) and Gamma Interferon, and inhibits the replication of HIV in cell cultures.

         The first stage of a double-blind, randomized, placebo-controlled clinical trial using RETICULOSE in the treatment of AIDS was completed in late November 1996 (the "AIDS Clinical Trial"). The AIDS Clinical Trial is being conducted at the Queen Elizabeth Hospital, Bridgetown, Barbados.

         The Company has received a letter, dated November 26, 1996, from one of the scientists conducting the AIDS Clinical Trial, which states as follows:

         "The first stage of a double-blind, randomized, placebo-controlled clinical trial using [RETICULOSE] in the treatment of patients with AIDS, has been completed. The study protocol received ethical approval from the Chief Medical Officer's committee.

         "Forty-three patients, who had never previously received any anti-retroviral therapy, were enrolled into the study. Twenty-one patients received [RETICULOSE] and twenty-two patients received placebo, administered daily, every other week, for a sixty day period. [P]atients were observed for a further sixty days after the cessation of therapy.

         "Assays for viral load were performed using PCR by LabCorp, and CD4 counts were performed by SmithKline Beecham Clinical Laboratories [firms unaffiliated with the Company].

         "At the end of the sixty day treatment period, the key results of this first preliminary stage of the clinical trial were:

                  "1. A 37% increase in the mean CD4-positive T-cell lymphocytes in the group of patients that received [RETICULOSE], as compared to a 7% decrease in the group of patients that received placebo, and

                  "2. A 21% average decrease in HIV viral load, as measured by quantitative RNA PCR, in the [RETICULOSE]-treated group of patients, in contrast to a 33% increase in HIV viral load in the group of patients that received placebo.

         "At the end of the sixty-day observation period following cessation of treatment, the mean viral load of the [RETICULOSE]-treated group was less than half (42%) of the group given placebo.

         "Of the patients who received [RETICULOSE], 83% had a rise in blood hemoglobin and 61% had a rise in hemoglobin equal to, or greater than, 1 (one) gram per deciliter (g/dl). In contrast, 44% of patients who received placebo had a rise in blood hemoglobin during the study period, and in only 25% was the increase equal to or greater than 1 g/dl.

         "Clinically, 72% of patients who received [RETICULOSE] maintained or increased their body weight, while this occurred in only 30% of the placebo-treated patients.

         "There were no (zero) toxic side effects observed by physicians or reported by patients receiving [RETICULOSE] therapy."

         The Company is dependent upon the success of studies and tests of RETICULOSE, of which there can be no assurance, if it is ever to receive regulatory approval in the United States or developed or developing countries to market RETICULOSE and generate material operating revenues. See "-TESTING AGREEMENTS."

         The concept of an anti-viral agent composed of peptones, peptides, lipoproteins and nucleic acid was an original idea of Vincent M. LaPenta, M.D. In 1934, Dr. LaPenta produced a product utilizing horse serum albumen, peptones and ribonucleic acid which had anti-viral properties and evidenced no toxicity. The product was later modified to substitute bovine serum albumen for horse serum albumen and was named RETICULOSE. From 1951 through 1962, data was collected and reported concerning the safety and scope of the use of RETICULOSE. Much of the data was anecdotal in nature, such as reports by physicians and pharmacists of results from the use of RETICULOSE, some of which were published in recognized medical journals. No controlled "double blind" studied were undertaken during this period. A study of Robert H. Anderson, M.D. and Ralph M. Thompson, M.D. published in the VIRGINIA MEDICAL MONTHLY in July 1957, reported as follows regarding RETICULOSE:

         "The exact method of action of this pharmaceutical product, on the virus, is not fully understood. Since its therapeutic response is so rapid, its action may be considered a direct one. It either alters the action of the virus or inhibits the host cells to prevent virus duplication, or it may do both. In addition, the antigenic properties of the lipo- protein-nucleic acid complex definitely initiates and promotes antibody formation and phagocytosis."

         In the early 1940's, Chemico Laboratories, Inc. ("Chemico"), a Florida corporation controlled by Biagio E. LaPenta, the son of Vincent M. LaPenta, M.D., was established to manufacture RETICULOSE. The Company has been advised that Chemico, directly and through a distributor, distributed the product for the treatment of viral diseases in the midwest and southern United States until the early 1960's.

         Two reports in recognized medical journals questioned the efficacy of RETICULOSE, in tests, respectively, in vitro (i.e., eggs) and in mice by intracerebral and intraperitoneal injection. The two reports are A.C. Kempe, "Failure to Demonstrate Antiviral Activity of Reticulose," American Journal of Diseases of Children, Vol. 103, May 1962, and Behbehani, "The Effect of Reticulose on Viral Infections of Experimental Animals," Southern Medical Journal, Vol. 55, February 1962.

         Under the 1962 Act RETICULOSE, among other drugs, was classified as a "new drug" requiring FDA approval prior to any sale in the United States. A forfeiture action was instituted in 1962 by the FDA against RETICULOSE.
The FDA was successful in its litigation and RETICULOSE was withdrawn from the United States market. The injunction obtained by the FDA prohibits, among other things, any shipment of RETICULOSE until a New Drug Application ("NDA") for RETICULOSE is approved by the FDA.

         In August 1965, the rights to manufacture and market RETICULOSE were sold, under a royalty agreement (the "Chemico Agreement"), by Chemico and Biagio
E. LaPenta to Key Pharmaceuticals Inc. ("Key Inc.") through its subsidiary, Key Pharmaceuticals Limited ("Key"), which, on June 1, 1968, obtained a license to produce ethical pharmaceutical products, including RETICULOSE, for export and sale from the Grand Bahama Port Authority, Limited (the "Port Authority"). Key Inc. entered into an employment agreement with Biagio E. LaPenta in August 1968. Key proceeded to construct a manufacturing facility in Freeport, Bahamas, and produce RETICULOSE strictly for sale in certain foreign markets. An NDA for RETICULOSE was filed with the FDA by Key in May 1967. After review by the FDA, the NDA was withdrawn without prejudice when the FDA advised Key that the NDA would not be approved. Key then filed a Notice of Claimed Investigational Exemption for a New Drug ("IND") in November 1968 with the FDA, which IND was pending for more than four years without favorable action by the FDA and was withdrawn in 1972 without prejudice.

         On February 8, 1973, Key Inc. sold all of the shares of Key, its Bahamian manufacturing facilities, its interest under the Chemico Agreement and the trademark RETICULOSE, as well as rights to the services of Biagio E. LaPenta, to Mr. Cepher Chen Yan-Sun. Mr. Chen distributed the existing inventory of RETICULOSE for a number of years but the product was not manufactured after Biagio E. LaPenta died in 1976. Mr. Chen was then declared bankrupt.

         In 1984, Bernard Friedland and William Bregman purchased from the Hong Kong Bankruptcy Court Receiver all of the outstanding shares of Key, all rights to RETICULOSE, including existing inventory of the product, and the license from the Port Authority. Messrs. Friedland and Bregman then changed the name of Key to Advance Viral Research Limited ("LTD"), and assigned all the rights which they had acquired individually to LTD.

         In 1985, Messrs. Friedland and Bregman organized the Company for the purpose of producing RETICULOSE, seeking approvals for marketing it world-wide, and causing rights to RETICULOSE to be assigned in May 1986 from LTD to the Company as part of the Exclusive Rights and Production Agreement, dated January 3, 1986, between the Company and LTD. For a discussion of the ownership of rights of RETICULOSE, see "-EXCLUSIVE RIGHTS OF THE COMPANY TO RETICULOSE AND PRODUCTION ARRANGEMENTS."

         Laboratory analysis of RETICULOSE by the University of Wisconsin Biotechnology Center, based on peptide study conducted exclusively for the Company from December 1987 to September 1988 (the "Wisconsin Study"), indicated that RETICULOSE contains both medium and short chain length amino acid link peptides. Mr. Friedland was of the following opinion regarding the Wisconsin
Study:

         "The peptide analyses of four [RETICULOSE] samples, two of which were 16 years old and manufactured by [Key], and two of which were one year old and manufactured by [LTD], indicated that all four product samples were essentially the same product as demonstrated by reverse phase high performance liquid chromatography. Additional analyses conducted by gel cell electrophoresis demonstrated that all four samples were essentially of the same composition. These analyses validate both stability and identical structure of the [RETICULOSE] product represented by aged and new samples."

         The IND was submitted to the FDA on September 20, 1984. Under FDA regulations, the Company is not permitted to engage in or authorize human studies regarding RETICULOSE if the FDA notifies the Company of "serious deficiencies that require correction before human studies can begin or that would require restriction of human studies until correction," until the Company is notified that the material that it has submitted to correct the deficiencies is "satisfactory." Since October 9, 1984, the date of receipt by the FDA of the IND, the FDA has issued four letters of deficiency with regard to the IND. In a letter dated November 29, 1984, the FDA indicated, among other deficiencies noted, that the publications submitted with the IND and relating to the effectiveness of RETICULOSE on virus related diseases will not be accepted in support of the safety of RETICULOSE unless the Company can establish that the proposed formulation of RETICULOSE is the same as the formulation of RETICULOSE referenced in those publications. In addition, the FDA required, among other things, that an IND application include relevant information on the chemistry, laboratory and animal controls to assure the integrity of the dosage from and that safety information be provided for the initial study proposed to be conducted on humans. The FDA also required that the information assure the proper identification, quality, purity and strength of the investigational drug and a description of the drug substance, including its physical, chemical and microbiological characteristics. On September 11, 1987, the Company received a further deficiency letter from the FDA, stating that no data had been submitted supporting in vitro (i.e., eggs) anti-HIV activity or any criterion for a biological response modifier. See "-THE INVESTIGATIONAL NEW DRUG APPLICATION PROCESS."

         In response to these two deficiency letters from the FDA, the Company, on March 6, 1992, submitted to the FDA additional information, including findings from independent research laboratories, intending, among other things, to procure the FDA's approval to conduct human clinical trials for RETICULOSE (the "March 1992 FDA Submission"). The purpose of the March 1992 FDA Submission was to obtain FDA approval of the IND to conduct human clinical trials regarding the effectiveness of RETICULOSE on AIDS. However, no assurance can be given as to the time required for the completion of such tests or the time required for FDA approval, if ever, for commencement of human clinical trials.

         In response to the March 1992 FDA Submission, the Company received a third deficiency letter from the FDA, dated July 27, 1992 (the "July 1992 Deficiency Letter"), which provided detailed comments with respect to chemistry, toxicology, microbiology and clinical areas requiring further studies and action on the part of the Company. Following receipt of the July 1992 Deficiency Letter, the Company has made no further submission or response to the FDA, nor does the Company have any present intention to respond to the FDA. BEFORE SEPTEMBER 1995, THE COMPANY RECEIVED FURTHER CORRESPONDENCE FROM THE FDA, WHICH STATED, AMONG OTHER COMMENTS, THAT THE COMPANY'S PRIOR SUBMISSIONS TO THE FDA DID NOT PROVIDE AN ADEQUATE RESPONSE TO THE FDA'S EARLIER REQUEST FOR PRECLINICAL INFORMATION AND ACCORDINGLY THE COMPANY'S IND WAS "INACTIVATED."

         No assurance can be given that any new IND for clinical tests on humans will be approved by the FDA for human clinical trials on AIDS or other diseases, or that the results of such human clinical trials will prove that RETICULOSE is safe or effective in the treatment of AIDS, or other diseases, or that the FDA would approve the sale of RETICULOSE in the United States if any application were to be made by the Company. See "-THE INVESTIGATIONAL NEW DRUG APPLICATION PROCESS."

         Because the FDA has not approved human clinical trials for RETICULOSE in the United States, the Company has not made arrangements for the preparation of the protocol necessary for conducting such clinical trials in the United States, or for a principal investigator for the Phase I human clinical trials, if such trials are approved by the FDA. The Company may be required, in the absence of grants or other subsidies, to bear the expenses of the Phase I human clinical trials. The Company does not know what the actual cost of such trials would be. If the Company needs additional financing to fund such Phase I human clinical trials, there can be no assurance that additional financing will be available to the Company.

EXCLUSIVE RIGHTS OF THE COMPANY TO RETICULOSE AND PRODUCTION
ARRANGEMENTS

         On January 3, 1986, the Company and LTD entered into the Exclusive Rights and Production Agreement pursuant to which the Company purchased the rights to manufacture and market RETICULOSE worldwide, except the right of LTD to manufacture, produce and sell for its own account to physicians, clinics and distribution within the Bahamas, effective upon payment to LTD of $50,000. That payment was made shortly after consummation of the Company's initial public offering of securities on May 14, 1986.

         The agreement further provided that LTD would produce and sell RETICULOSE to the Company until the Company's purchase of rights was effective. In addition, pursuant to this agreement, the Company purchased from LTD at $3.00 per ampule, approximately 15,000 ampules of RETICULOSE for $45,000. The Company has used these 15,000 ampules for testing and promotional inventory. The Company also was obligated under the agreement to pay LTD $3.00 per ampule of RETICULOSE for the initial 100,000 ampules (including these 15,000 ampules) purchased the first year and $2.00 per ampule purchased thereafter.

         LTD (then known as Key) received a license from the Port Authority to manufacture pharmaceutical products for export and leased the former Key plant in Freeport, Grand Bahama Island, consisting of an approximately 29,100 square foot site containing a one-story concrete block building of approximately 7,100 square feet, which facility is equipped for the testing, production, processing and packaging of chemical products in tablet and ampule form, including RETICULOSE. The Company's facility in Freeport, Grand Bahama Island is licensed for the manufacture of pharmaceuticals for export by the Port Authority.

         Historically, this plant had a production capacity of 40,000 ampules per week and management believes such capacity should support the Company's requirements for the foreseeable future. However, if RETICULOSE should be approved for sale in the United States or any other market with material demand for its products, of which there can be no assurance, there can be no assurance that this facility will be sufficient to produce adequate quantities of RETICULOSE. If and when the Company's business requires a higher level of production of RETICULOSE that such level of sales will generate sufficient revenues to permit construction of another production facility.

         LTD's counsel was advised in August 1988, by the Ministry of Health of the Government of the Bahamas that a license from the Ministry of Health is required for the manufacture of pharmaceuticals in the Freeport area of Grand Bahama Island. The Ministry's position was confirmed by correspondence dated November 30, 1989. No proceedings have been instituted or threatened by the Ministry of Health. LTD has received an opinion of its counsel in the Bahamas that its license from the Port Authority is valid for the manufacture, export and sale of ethical pharmaceutical products in the Freeport area of Grand Bahama Island. If such proceedings are instituted, LTD intends to defend them vigorously. However, there can be no assurance that the Company would be successful in contesting any action by the government of the Bahamas.

         The lease on the Grand Bahama facility expired by its terms in July 1987. Prior to such time, the landlord advised LTD that he would sell to LTD the then 80-year residue of the 99-year land lease by the Port Authority, dated June 10, 1968, of the property in the Bahamas for a purchase price of $250,000. Management secured an appraisal from a real estate appraiser in the Bahamas which indicated that the total value (based upon a depreciated replacement cost approach) of the property (described in that appraisal as a single-story CBS building on 29,242.20 square feet of land) and the incorporation of LTD and its licenses and right to manufacture RETICULOSE (separately valued at B$40,000) was, as at June 17, 1986, US$580,170. Management secured a later appraisal from another Bahamian Registered Appraiser which stated that, as of July 24, 1987, the "property," which consists of the land-lease from the Port Authority (which has a residue of 80 years to run), the 7,300 sq. feet one-story building thereon and the plant and equipment contained therein was valued at B$450,000 or US$ 459,000.

         In November 1987, the Company's stockholders approved the acquisition by the Company of LTD, the purchase by LTD of the Bahamian manufacturing facility and the advance by the Company to LTD of the $250,000 purchase price for that facility, and LTD purchased the facility. On December 16, 1987, management of the Company, through a Declaration of Trust satisfactory to the Bahamian Government, completed the acquisition of LTD, as a 99.6% owned subsidiary of the Company, and paid approximately $29,000 of closing costs. The acquisition was followed by termination of the Exclusive Rights and Production Agreement.

         Management also ascertained that legal restrictions related to the purchase of real property interests in the Bahamas by persons not Bahamian citizens and not owned or controlled by Bahamian citizens. Inasmuch as LTD was a pre-existing Bahamian corporation, had secured and maintained the appropriate licenses and had Bahamian citizens owning 0.4% of the outstanding Ordinary Shares of LTD, and Messrs. Friedland and Bregman, the Company's principals, had been approved by the Central Bank of the Bahamas, the Company believes that LTD's purchase of the property was lawful.

         The transaction involved an immediate transfer to the Company of approximately $46,000 in cash, and of all of Messrs. Friedland's, and Bregman's beneficial interest in all of the 996 shares of the Ordinary Shares, B$1.00 par value per share, registered in their names, representing 99.6% of all of the outstanding Ordinary Shares of LTD. Messrs. Friedland and Bregman agreed to make a contribution to the capital of LTD of approximately $86,000 by forgiveness of indebtedness of LTD to them. Messrs. Friedland and Bregman also agreed that payment to them for their shares in LTD would be made from refund of the security deposit by the landlord of the property, which security deposit was originally paid by Messrs. Friedland and Bregman.

         The Company has not taken further action since August 1988 to seek to cause the Bahamian Government to approve the formal transfer of the 996 Ordinary Shares of LTD to the Company. Messrs. Friedland and Bregman have agreed, by virtue of their execution and delivery of the 996 Ordinary Declaration of Trust, that they shall, without remuneration, hold their shares "in trust" for the Company, delineated in such Declaration of Trust as the owner of the beneficial interest in such shares, and will vote all such shares and transfer the record ownership thereof as directed by the Company. The Bahamian Government has not acted to permit the transfer of the shares to the Company.

         Management of the Company does not believe that it will be adversely effected by such lack of formal approval and believes it can operate indefinitely under its present arrangement. Messrs. Friedland and Bregman continue to hold the Company's shares of LTD as trustees for the Company and no royalties or other payments are or shall become due to LTD under this arrangement.

         By letter dated February 13, 1996, LTD was notified that the National Economic Council of the Bahamas had refused LTD's request for a Free Sales Certificate for RETICULOSE.

         Although two applications for United States patents have been filed on behalf of the Company and others are contemplated to be filed, there can be no assurance that other companies, having greater economic resources, will not be successful in developing a similar product using processes similar to those of the Company. There can be no assurance that the Company will obtain such a patent or, if obtained, that it will be enforceable.

GOVERNMENT REGULATION

         The FDA and regulatory agencies in foreign countries impose substantial requirements upon and conditions precedent to the introduction of therapeutic drug products through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time consuming procedures. There is no assurance that FDA approval for the sale of RETICULOSE in the United States will be obtained. If human clinical trials of RETICULOSE are successful, of which there can be no assurance, the Company will endeavor to raise the required capital for the purpose of furthering the FDA process. There can be no assurance that the Company will ever have available sufficient funds nor is there any assurance that the Company could satisfy FDA regulatory protocol to gain approval for RETICULOSE in the United States.

         The effect of government regulation in certain countries may be to delay marketing of RETICULOSE for a considerable period of time to impose costly procedures upon the Company's activities and to furnish a competitive advantage to the larger companies which compete with the Company in the field of anti-viral drugs. The extent of potentially adverse government regulations which might arise from future legislation or administrative action cannot be predicted.

         Third World countries have become increasingly more thorough in the registration and licensing of pharmaceutical products and require new products to prove their non toxicity, stability, safety, efficacy and to maintain records concerning same in many of the Third World countries. Accordingly, until registration is granted, if ever, in the United States or another developed or developing country, it is not expected that the Company will be able to generate material sales revenues. See "-MARKETING AND SALES" and "-EXCLUSIVE DISTRIBUTION AGREEMENTS."

         The Company received from the Port Authority a copy of a grant of authority, issued on October 15, 1992, confirming the right of LTD to manufacture for export pharmaceutical products. LTD's counsel was advised in August 1988, by the Ministry of Health of the Government of the Bahamas that a license from the Ministry of Health is required for the manufacture of pharmaceuticals in the Freeport area of Grand Bahama Island. No proceedings have been instituted or threatened by the Ministry of Health. If such proceedings are instituted, LTD intends to defend them vigorously. See "LITIGATION."

THE INVESTIGATIONAL NEW DRUG APPLICATION PROCESS

         The IND process in the United States is governed by regulations established by the FDA which strictly control the use and distribution of investigational drugs in the United States. The guidelines require that an application contain sufficient information to justify administering the drug to humans, that the application include relevant information on the chemistry, pharmacology and toxicology of the drug derived from chemical, laboratory and animal or in vitro testing, and that a protocol be provided for the initial study of the new drug to be conducted on humans.

         In order to conduct a clinical trial of a new drug in humans, a sponsor must prepare and submit to the FDA a comprehensive IND. Under FDA regulations, the Company is not permitted to engage in or authorize human studies regarding RETICULOSE in the United States if the FDA notifies the Company of "serious deficiencies that require correction before human studies can begin or that would require restriction of human studies until correction" until the Company is notified that the material that it has submitted to correct the deficiencies is "satisfactory." The Company's understanding is that it is rare for a new drug sponsor to obtain approval of an IND on the basis of an initial submission, as the FDA almost always requests additional information. The focal point of the IND is a description of the overall plan for investigating the drug product and a comprehensive protocol for each planned study. The plan is carried out in three phases: Phase I, in which the pharmacological effects and possible toxicity are evaluated in a small number of volunteers or patients; Phase II, in which the drug is carefully evaluated in a small population of patients for the effectiveness of the drug and short-term side effects in controlled clinical trials; and Phase III, in which greater numbers of patients are employed and broader information is gathered to provide the basis for the drug's proper use by physicians. The initial IND may cover only Phase I.

         An investigator's brochure must be included in the IND and the IND must commit the sponsor to obtain initial and continual review and approval of the clinical investigation. A section describing the composition, manufacture and control of the drug substance and the drug product is included. Sufficient information is required to be submitted to assure the proper identification, quality, purity and strength of the investigational drug. A description of the drug substance, including its physical, chemical, and biological characteristics, must also be included in the IND. The general method of preparation of the drug substance must be included. A list of all components including inactive ingredients must also be submitted. There must be adequate information about pharmacological and toxicological studies of the drug involving laboratory animals or in vitro tests on the basis of which the sponsor has concluded that it is reasonably safe to conduct the proposed clinical investigation. Where there has been widespread use of the drug outside of the United States or otherwise, it is possible in some limited circumstances to use well documented clinical experience in place of some other pre-clinical work.

         After the FDA approves the IND or allows it to become effective, the investigation is permitted to proceed, during which the sponsor must keep the FDA informed of new studies, including animal studies, make progress reports on the study or studies covered by the IND, and also be responsible for alerting FDA and clinical investigators immediately of unforeseen serious side effects or injuries.

         When the clinical testing has been completed and analyzed, final manufacturing processes and procedures are in place, and other information required to be in an NDA is available to the manufacturer, a manufacturer may submit an NDA to the FDA. An NDA must be approved by the FDA covering the drug before its manufacturer can commence commercial distribution of the drug. The NDA contains a section describing the clinical investigations of the drug which section includes, among other things, the following: a description and analysis of each clinical pharmacology study of the drug; a description and analysis of each controlled clinical study pertinent to a proposed use of the drug; a description of each uncontrolled clinical study including a summary of the results and a brief statement explaining why the study is classified as uncontrolled; and a description and analysis of any other data or information relevant to an evaluation of the safety and effectiveness of the drug product obtained or otherwise received by the applicant from any source foreign or domestic. The NDA also includes an integrated summary of all available information about the safety of the drug product including pertinent animal and other laboratory data, demonstrated or potential adverse effects of the drug, including clinically significant potential adverse effects of administration of the drug contemporaneously with the administration of other drugs and other related drugs. A section is included describing the statistical controlled clinical study and the documentation and supporting statistical analysis used in evaluating the controlled clinical studies.

         Another section of the NDA describes the human pharmacokinetic data and human bioavailability data (or information supporting a waiver of the submission of in vivo bioavailability data). Also included in the NDA is a section describing the composition, manufacture and specification of the drug substance including the following: a full description of the drug substance, its physical and chemical characteristics; its stability; the process controls used during manufacture and packaging; and such specifications and analytical methods as are necessary to assure the identity, strength, quality and purity of the drug substance as well as the bioavailability of the drug products made from the substance. NDA's contain lists of all components used in the manufacture of the drug product and a statement of the specifications and analytical methods for each component. Also included are studies of the toxicological actions of the drug as they relate to the drug's intended uses.

         The data in the NDA must establish that the drug has been shown to be safe for use under its proposed labeling conditions and that there is substantial evidence that the drug is effective for its proposed use(s). Substantial evidence is defined by statute and FDA regulation to mean evidence consisting of adequate and well-controlled investigations, including clinical investigations by experts qualified by scientific training and experience, to evaluate the effectiveness of the drug involved.

         It is not known at this time how extensive the Phase II and Phase III clinical trials will be, if they are conducted. There can be no assurances that the data generated will show that the drug RETICULOSE is safe and effective as described above and even if the data shows that RETICULOSE, is safe and effective, obtaining approval of the NDA could take years and require financing of amounts not presently available to the Company.

         Management of the Company believed that there was sufficient data available on RETICULOSE to file an IND with the FDA to investigate the possible effects of the drug for the treatment of patients with AIDS as well as other interferon related viruses. This belief was based upon the belief of management of the Company that RETICULOSE was distributed in the United States and used regionally from the late 1940's through the 1960's, and upon recent studies. See "--BACKGROUND OF RETICULOSE.".

         Nevertheless, the FDA, in a letter dated November 29, 1984 to Bernard Friedland, as the sponsor of the IND, stated:

         We have completed our review of your application and find that the information presented is inadequate and does not allow us to conclude that it is reasonably safe to initiate clinical trials.
The deficiencies are summarized as follows:

"Regarding manufacturing and controls:

"1. You have not provided an acceptable definition of the drug moiety. If you propose a lipid-protein-nucleic acid complex, then the lipid, protein and nucleic acid must be characterized and their interactions defined.

"2. After the moiety has been acceptably defined, its quantitative composition in the vehicle must be stated.

"3. You should include appropriate chemical, physical and microbiological controls to assure the integrity of the dosage form as well as data from stability studies using these controls.

"4. Please provide complete information on the composition, size and dimensions of the container-closure system to be used.

"5. Please include a complete description of the manufacturing and packaging procedures and the name and address of the producing facility. An FDA inspection will be required.

"6. Labeling is inadequate until the drug moiety is characterized and a quantitative composition is proposed. The drug must be labeled sterile.

"Regarding the clinical and preclinical portions of your submission:

"1. Please provide data that show that your [RETICULOSE] formulation is the same as the [RETICULOSE] formulation that is the subject of the articles you have provided. The articles cannot be used in support of the safety of your product if the formulations are different. If the formulations are not the same, you must provide complete pharmacology/toxicology information for your formulation.

"2. Please provide clinical and preclinical data to support the statement that [RETICULOSE] is either an anti-viral or a biological response modifier, or both.

"3. We are reserving full comment on your clinical protocol until you have provided the necessary safety information. However, we have these preliminary comments.

         "a.      The study objectives are not stated clearly.

         "b. [Some of the raw materials used in RETICULOSE] are animal antigens capable of inducing adverse reactions in humans. What precautions will be taken with regard to this possibility?

         "c.      You have not submitted a patient consent form."

         On March 27, 1987, the Company advised the FDA that the Freeport, Grand Bahama manufacturing facility for RETICULOSE had been put into "good manufacturing process" condition and requested an FDA inspection. The Company advised the FDA that stability data and other requested information would be forwarded by the Company as a separate submission in conjunction with this inspection.

         On May 22, 1987, the Company submitted to the FDA what the Company considered to be the requested information for the completion of the submission of the IND for RETICULOSE.

         On September 11, 1987, the FDA responded to the Company's May 22, 1987 submission, stating the FDA finding that "essentially no new information has been provided," and further that "they were unable to conclude that it is sufficiently safe to initiate clinical trials."

         The deficiencies noted in the September 11, 1987 letter from the FDA were as follows:

         "There is no scientific rationale provided for the use of [RETICULOSE] in patients with HIV infections. Please submit data which support in vitro anti-HIV activity. There are no data submitted which support any criterion for a biological response modifier. Without a scientific rationale and supporting in vitro data there is no basis for allowing your study to proceed. Once a rationale for use of the drug has been established, the following should be addressed:

"1. There are no data provided that show that the product you intend to manufacture is the same [RETICULOSE] formulation that is the subject of the articles cited in support of safety. As acknowledged in the application, the formulation of [RETICULOSE] has changed over the years. It appears from our records that there have been at least three formulations. We are unable to determine from the submission exactly when the formulation changes took place or specifically which formulation was used in each of the various animal and human studies.

         "The assertion that 'the sponsor was trained by the original manufacturer of RETICULOSE and is utilizing the same formulation with identical raw materials, in the same facility with the same equipment as was utilized for the RETICULOSE described in the animal safety studies submitted with this application, and in the published human clinical data' is not sufficient. Please provide data that characterize the present formulation and its relationship to previous formulations. If possible, please submit a letter of authorization from the original manufacturer to allow us to refer to their data in order to make the comparison. We may not refer to another manufacturer's data on file with us on your behalf without specific written authorization.

"2. We have concerns regarding the allergenic potential of [RETICULOSE]. Please refer to the referenced study reported in 1968 by Kozima et al. of Nikken Chemicals Co. Ltd. In that study, [RETICULOSE] was administered intraperitoneally to guinea pigs and the animals were subsequently rechallenged 3 weeks later. 'Shock symptoms' were observed in 7 of the 10 animals. These studies should be repeated with the currently proposed formulation and a detailed report on all animals, including necropsy findings, should be submitted.

"3. The manufacturing and controls information requested in our November 29, 1984 letter have not been adequately addressed:

         "a. Please provide a complete characterization of the raw materials used for the drug substance.

         "b. Provide a complete characterization of the nucleic acid/lipoprotein complex.

         "c. After the above characterizations have been completed, set specifications for the final drug substance and for stability profiles.

         "d.      Provide comparative stability data for all formulations.

         "e. Specifications and methods must be submitted for the dosage form which assure reproducible chemical, physical, and microbiological attributes.

         "f. Complete manufacturing details for the drug substance and dosage form must be submitted with clear descriptions of conditions, in-process controls and facilities.

         "g. Labeling must define quantities of each ingredient and state that the product is sterile.

"4.      We will not conduct an inspection of the manufacturing facility until the application is complete in other respects.

"5. Comments on the clinical protocol will not be made until the necessary safety information has been submitted."

         On February 28, 1992, the Company submitted an amendment to the IND, including the following:

"1. Scientific Rationale for use of RETICULOSE in patients with HIV infection.

"2. Additional data to support the antiviral activity of [RETICULOSE] with in vitro and in vivo studies against the Influenza A virus, and the Hepatitis A and B viruses.

"3. Product [reproductibility] comparison with earlier formula, and comparative stability.

"4. Current toxicity/safety data and discussion concerning allergenic potential plus earlier toxicity studies.

"5. Manufacturing and controls information, including facility description, the Master Formula and product specifications for release, and clinical research labeling.

"6.      Revised Clinical Protocol and Patient forms.

"7.      Clinical Reports from 1988-1989 and prior to 1984."

         The March 1992 FDA Submission included, among other things, findings from certain independent research laboratories. The purpose of the March 1992 FDA Submission was to obtain FDA approval of the IND to conduct human clinical trials regarding the efficacy of RETICULOSE on AIDS.

         On July 31, 1992, the Company received from the FDA the July 1992 Deficiency Letter stating, among other things, that the Company's resubmitted IND application, dated February 28, 1992, "does not adequately respond to the concerns listed in [the FDA's] letter of Company dated September 11, 1987." The July 1992 Deficiency Letter further states that the following deficiencies must be addressed prior to initiation of clinical studies:

"Chemistry

"1. Please provide the supplier, biological source and method of preparation for ... either directly or by cross-reference to the appropriate Drug Master Files(s). Also, please submit a certificate of analysis and acceptance specifications for each of these substances as well as for the inactive ingredients.

"2.      Please revise the manufacturing process to use one of the USP
         -recommended waters. ...

"3. Please submit documentation concerning the controls and verification of sterility along the entire aseptic processing pathway, including sampling points. Also, please state the final temperature obtained in the autoclave during the reaction step of the manufacturing process and during sterilization of the ampules.

"4. Please describe the chemical tests used to determine the dilution factor during manufacturing. Also, please provide sample calculations.

"5. Please describe in detail the analytical methods, including sterility and LAL test, used for drug product release specifications.

"6. Please submit batch analyses on all available preclinical and clinical lots of the drug product.

"7. Please establish a complete stability protocol describing test parameters, testing stations and storage conditions, which include room temperature, elevated temperature, elevated humidity and light exposure.

"8. Please revise the labeling on individual ampules and ampule shipping cartons to be in accordance with FDA Guideline, "Compilation of Regulatory Labeling Requirements for Human Drug Products," pages 40-44 (copy enclosed). Please include the following information on the label:
         a) "Reticulose FOR INJECTION; b) "CAUTION: New Drug. Limited by Federal law to investigational use" in accordance with 21 CFR 312.6 (copy enclosed); c) the potency, i.e. mg/ml of the active ingredient(s) in the drug product; d) an identifying lot or control number from which the manufacturing history can be determined; e) the name or code number of the patient; f) the name and address of the investigator; g) the expiration date of the drug; and h) the study and/or protocol designation.

"Toxicology

"9. Please perform 4-week repeat dose toxicity studies in two species, one being a non-rodent, with the proposed investigational article in a manner consistent with Good Laboratory Practices. Studies should include hematologic and clinical chemistry measurements and complete histopathologic evaluation of all animals. Doses selected should include some clearly toxic doses, if feasible.

"Microbiology

"10. Please perform IN VITRO studies to determine what effect, if any, [RETICULOSE] has on HIV replication in models of both acute and chronic (i.e., low persistent) infections. Studies have indicated that agents which modulate macrophage and T-cell functions such as IL-2 and TNF-[alpha], may modulate viral expression and/or release of HIV from infected cells. The potential for drug-associated up-regulation of virus production is an important consideration in the analysis of risk/benefit. At a minimum, activation potential should be evaluated in the following human cell types:

         "(a)     Freshly isolated peripheral blood mononuclear cells;

         "(b) At least one established T-cell line (e.g., H9, MT4, MT2 or MOLT4); and

         "(c) One line representative of the monocyte/macrophage lineage (e.g., U937, U1 or OM10.1).

         "Studies employing a variety of different human cell cultures and HIV strains are encouraged.

"Clinical

"11. Please submit the name and address and a statement of the qualifications (curriculum vitae or other statement of qualifications) of the principal investigator.

"12. Please define inclusion and exclusion criteria according to current standard terminology and practice. For example, the confirmatory test for HIV infection is the Western Blot, not the ELISA test for HIV antibody.

"13. Please provide an initial proposed dosage based on preclinical safety information. Please also refer to the comment under 'Toxicology' in developing preclinical safety data.

"14. Please provide a rationale for the proposed study parameters, for laboratory monitoring, and for toxicity evaluation. In addition, please define endpoints which are measurable and can be quantified and which may be subject to statistical analysis. For example, please specify what constitutes a "significant and consistent increase" in CD4 lymphocyte count. Please provide safety monitoring which is appropriate for the preclinical safety data. In particular, please provide monitoring for the potential for anaphylaxis, as seen in the preclinical repeat dose study in guinea pigs.

"15. Please revise the informed consent document to reflect the preclinical safety and effectiveness data.

"16. Please provide a concise rationale for the proposed sample size and define the proposed statistical methodology. In general, interim analyses are not appropriate for a 12 week phase 1 study.

"Until you have submitted the above required information for items 1-16, and we notify you that if it is safe to initiate the studies, you may not proceed with the proposed study.

"We also have the following advice which we believe would improve your IND:

"Chemistry

"The following chemistry issues must be addressed prior to studies beyond initial phase [1 and 2] studies:

"17. Please establish the identity(ies) and structure(s) of the active component(s).

"18. Please identify the impurities contained in the drug substance(s) and drug product and establish individual limits for the impurities.

"19. Please incorporate into the drug product specifications and identification test(s) and an assay for the active ingredient(s) using properly validated analytical methods.

"20.     Please identify the supplier and composition of the ampules.

"Microbiology

"21. Please clarify the following with respect to the data submitted in the submission:

         "(a) Please specify whether the peptide nucleic acid solution and the [RETICULOSE] preparation used by Dr. Lionel Resnick are the same or a different preparation.

         "(b) Please provide the units of p24 and RT activity and explain whether the results represent percent inhibition or activity. In addition, please clarify the discrepancy in the numbers shown in the submission and in the published report (table 3).

         "The following microbiology issues should be addressed concurrent with phase [1 and 2] studies:

"22. Please use pre-clinical studies in appropriate animal models of retrovirus infection to define and characterize the activity of [RETICULOSE].

"23. Please perform studies to investigate whether [RETICULOSE] can induce an antibody response which might inhibit its activity against HIV.

"24. We encourage you to investigate the mechanism by which [RETICULOSE] inhibits HIV."

         BEFORE SEPTEMBER 1995, THE COMPANY RECEIVED FURTHER DEFICIENCY CORRESPONDENCE FROM THE FDA, DATED JUNE 1, 1995, WHICH STATED, IN ADDITION TO THE COMMENTS STATED BELOW, THAT THE COMPANY'S PRIOR SUBMISSIONS TO THE FDA DID NOT PROVIDE AN ADEQUATE RESPONSE TO THE FDA'S EARLIER REQUEST FOR PRECLINICAL INFORMATION AND ACCORDINGLY THE COMPANY'S IND WAS "INACTIVATED":

"1. The protocol lacks sufficient description of many basic clinical trial elements, such as randomization, blinding and a well defined control group.

"2. A rationale for the proposed sample size of "two to ten" patients is not provided.

"3. The rationale for the dose, dosing frequency and duration of therapy is not provided.

"4. The eligible patient population is inadequately defined. In particular, the CD4 count range for patient eligibility should be specified.

"5. The primary efficacy assessment of the study (reduction in viral load) is not consistent with the following statement in section F.O. Biostatistical Considerations:

                                    'The estimated number of patients eligible for entry into this trial who will experience an adverse event as defined as an opportunistic infection or development of another neoplasm at 90 days is 2% or less. We wish to detect such a patient in the group of up to 5 and provide him/her with whatever alternative therapy is deemed advisable.'

         "This statement suggests that there is confusion around the objective of this study and how a sample estimated based on the desired objective.

"6. The statement "Patients experiencing an adverse event within the first 7 days of treatment will be considered evaluable for toxicity but not for efficacy" is unacceptable because all enrolled patients should be evaluated for both safety and efficacy.

"7. The protocol indicates (section M.2.1) that "elimination of culturable virus, based on Viral Load assays" is one of two laboratory parameters of interest, however, nowhere else are viral cultures discussed. Similarly, "restoration of immune function by tests of delayed hypersensitivity and optional functional assays" is mentioned in section M.3.2.2 as an additional laboratory endpoint, however it is not further described.

"8.      The principle [sic.] investigator is not identified.

"9.      An informed consent document is not provided."

         No assurances can be given that the Company's IND will ever be approved by the FDA or that results of any testing will demonstrate that RETICULOSE is safe or effective in the treatment of disease. The Company has not formally responded to the July 1992 Deficiency Letter or the 1995 deficiency letter, nor have any of the studies cited in those letters been undertaken. The Company currently contemplates that it may file with the FDA an amendment to the IND or seek to reactivate the IND. There can be no assurances as to the costs or the timing of the refiling of the IND or whether the Company has the resources to complete the FDA approval process. The Company may allocate certain funds from the exercise of Common Stock purchase options for the purpose of filing a new IND with the FDA. No assurance can be given, however, that any options will be exercised, that a new IND will be accepted by the FDA or that any tests previously conducted or to be conducted will satisfy FDA requirements.

TESTING AGREEMENTS

Testing in the United States of America

         On September 20, 1984, the IND was submitted for a Phase I type study to determine if there was any pharmacological activity in humans against HIV. See "-THE INVESTIGATIONAL NEW DRUG APPLICATION PROCESS." In response to the FDA deficiency letters in 1984 and 1987 regarding the IND, the Company undertook the Wisconsin Study, a series of protein tests for product control and protein fragment identification which were conducted by the University of Wisconsin's Biotechnology Center. See "-BACKGROUND OF RETICULOSE." Prior to the completion phase of the Hirschman Study, the rationale for trial of RETICULOSE in humans was based upon in vitro studies which the Company believed had demonstrated at least partial activity against HIV. In October 1989 and December 1989, respectively, Southern Research Institute, Birmingham, Alabama and Vironc Laboratories, North Miami Beach, Florida conducted in vitro screenings of RETICULOSE against the HIV virus in two separately conducted independent laboratory screenings. In these screenings, RETICULOSE was shown to be either partially or significantly active against HIV at specific dilutions and was non-cytotoxic. In addition, a historical search is being conducted and the time line is being developed to connect the current RETICULOSE product and its manufacturer with the original product and its manufacturer. This search is being documented for eventual submission to the FDA to further substantiate the identity of the current product which is the subject of the IND. In October 1989, International Diagnostics Ltd. Inc., Dania, Florida, an independent testing laboratory, undertook standard mouse toxicity assays to demonstrate toxicity of RETICULOSE. Results indicated no apparent signs of toxicity in RETICULOSE treated animals at specific doses. Management of the Company originally believed that due to the early safety record and published reports of human use that the FDA would permit the initial Phase I trials in humans after approximately six months. If sufficient funds are available from the exercise of Options or other sources, the Company will consider taking the requisite scientific steps to satisfy the FDA that the formulation of RETICULOSE is identical to the formulation reported in the prior anecdotal history and studies. The time and costs required for IND approval as a result of the FDA not accepting the prior history of the drug is currently not known to the Company but could be considerable. Certain of the foregoing studies, excluding the HPV Clinical Trial, the Hirschman Study and the AIDS Clinical Trial, were submitted to the FDA as part of the March 1992 FDA Submission, but were not deemed sufficient by the FDA.

Canadian Contract

         The Company, during the period from 1992 to 1995, had been seeking approval in Canada for controlled distribution of RETICULOSE. It submitted an application for a limited study on 24 patients with Kaposi's Sarcoma, a condition associated with AIDS, the approval of which application was pending in 1995. However, due to delay in obtaining the approval for this study and after receiving deficiency letters from the Health Protection Branch of the Health and Welfare Department of Canada, the Company had withdrawn the application to have that study commence.

         Pursuant to an agreement, dated June 5, 1993 with Richard Morisset, M.D., a Canadian physician (the "Canadian Agreement"), the Company granted Dr. Morisset up to $90,000 for Dr. Morisset's undertaking a Compassionate Treatment of ten HIV-positive patients treated with RETICULOSE and ten HIV-positive persons not treated with RETICULOSE (the "Canadian Compassionate Treatment"). Although the Company advanced $72,000 under this agreement, the Company does not currently intend to advance any further monies for the Canadian Compassionate Treatment. Further, due to the delays in obtaining information and guidance from Dr. Morisset regarding the Canadian Compassionate Treatment, the Company believes that no further efforts are being employed by Dr. Morisset in connection with the Canadian Compassionate Treatment. The Company currently believes that no further work will be performed by Dr. Morisset and anticipates formally terminating this agreement in the near future.

TRM Management Corp.

         Pursuant to an agreement dated August 20, 1991 between the Company and TRM Management Corp. ("TRM"), a Florida corporation unaffiliated with the Company (the "TRM Agreement"), TRM performed, at the Company's expense, a controlled open clinical trial test in Haiti during a period of 30 days, on 53 patients with early onset Hepatitis "A" or Hepatitis "B", approximately one-half of whom were treated with RETICULOSE and approximately one quarter of whom were untreated for each of these two diseases, to assess the effectiveness of RETICULOSE against the Hepatitis "A" virus and Hepatitis "B" virus in accordance and in compliance with the Hepatitis Open Label Clinical Trial Protocol developed by TRM, which involved diagnosis otherwise than by the positive method of liver biopsy (the "Haiti Tests").

         In accordance with the TRM Agreement, Matthew Cohen prepared a paper which describes the methods and results of the Haiti Tests (the "Results Paper"). The Results Paper was published in the Journal of the Royal Society of Health, December 1992 issue (the "Journal"). Matthew Cohen is not affiliated with or related to Leonard Cohen, who acted as a consultant to the Company.

         The Results Paper states, among other things, that the Haiti Tests resulted in certain "positive clinical and laboratory effects" regarding the use of RETICULOSE against the Hepatitis "A" virus and Hepatitis "B" virus, especially against Hepatitis "B." The Company believes, however, that the Haiti Tests may have been limited in terms of its methodology and results. The Company is considering such factors relative to future testing. In accordance with the terms of the TRM Agreement, the Company has issued to the stockholders and certain associated persons of TRM (i) an aggregate amount of 10,000,000 shares (the "TRM Shares") of the Company's Common Stock, par value $.00001 (the "Common Stock"), and (ii) an option to acquire, at one time, during a period that subsequently was extended until March 15, 1997, 10,000,000 shares of the Common Stock at a purchase price of $.05 per share (the "TRM Options"). Through December 31, 1996, the Company has received $333,333 pursuant to the issuance of 6,666,666 shares of Common Stock in connection with the exercise of TRM Options by David Sass, as an assignee of Troy Posner, and by Richard Waldman, two of the three original TRM stockholders. Pursuant to an amendment, the TRM Options were exercisable through March 15, 1997 at an exercise price of $.08.

Plata Partners Limited Partnership

         On March 20, 1992, the Company entered into an agreement with Plata Partners Limited Partnership ("Plata"), a Michigan limited partnership unaffiliated with the company (the "Plata Agreement"), pursuant to which Plata agreed at its expense, to perform a demonstration on ten patients of both sexes from 18 to 45 years of age for 45 days, without control group, at Campus #1 University C.B.E.P., University of Santo Domingo, Santo Domingo, Dominican Republic in accordance with a certain agreed upon protocol (the "Protocol") to assess the efficacy of a treatment using RETICULOSE incorporated in the Protocol against AIDS (the "Demonstration"). The Protocol provides, among other things, that the treatment consists of RETICULOSE along with vitamin and protein supplements.

         The preliminary and final results of the Demonstration were previously reported by the Company in its Reports on Form 8-K filed with the Commission on July 10, 1992 and November 6, 1992.

         The Demonstration was conducted on the patients from May 1992 through July 1992. The Demonstration was supervised by Angelo A. Chinnici, M.D., of New Jersey, and administered by medical doctors certified to practice in the Dominican Republic. A videotape has been produced by Plata memorializing the Demonstration, which videotape was delivered to the Company in August, 1992. In August 12, 1992 the Company received from Plata a translated written transcript of a press conference (the "Press Conference") called and conducted by Plata in Santo Domingo, Dominican Republic on August 7, 1992 (the "Transcript"). The Press Conference was held by Plata following the completion and the release of preliminary results of the Demonstration.

         The Transcript, a copy of which has been filed with the Company's Report on Form 8-K with the Commission on August 14, 1992, provides, among other things, statements from Dr. Joaquin Perez-Mendez, the Director of the Program for Control of Sexually Transmitted Diseases (Procets) a governmental organization in the Dominican Republic, who participated in the administration of the Demonstration, Dr. Charles Dunlop, the Surgeon General of the Dominican Republic, Dr. Norman de Castro and Dr. Rafael Alcantara, who is associated with the Center for Sexually Transmitted Diseases in the Dominican Republic.

         Generally, the Transcript states that the Doctors expressed "optimism and hopefulness" and encouraged further testing of the efficacy of RETICULOSE against AIDS. Further, the Transcript notes that Dr. Dunlop stated that "my job from the point of view of the government has been to help to register the medicine. And we are doing all the studies possible with the Public Health Center and Drug Administration to see that this happens." As of the date hereof, the Company has not independently verified or otherwise substantiated the accuracy or completeness of the Transcript or the Press Articles. The Demonstration conducted by Plata was not a double-blind study. However, as of the date of this Prospectus, no registration certificate has been granted by the Dominican Republic, and there can be no assurance that such certificate will be issued. Further, the Company is currently not pursuing the registration certificate in the Dominican Republic.

         The Company has also been made aware that newspaper articles appeared in Spanish language newspapers (published in the Dominican Republic) regarding the Press Conference (the "Press Articles") and interviews with Drs. Perez-Mendez and Alcantara. Certain of the Press Articles report that the preliminary results of the Demonstration were "very encouraging" and that the "laboratory results subsequent to the treatment, reveal a more than 50 percent reconversion of the cell immunological system in almost all of the patients being maintained with relatively little favorable change in the only patient who did not complete the treatment." According to certain of the Press Articles, certain of the doctors attending the Demonstration stated: "Although it [(the Demonstration)] does not have the representativeness which a study of this caliber requires, precisely due to the small number of patients involved in the same, and above all due to the fact that it did not rely on a control group which permits us to make some significant comparisons, basically it is a good job of research and the results [are] clearly excellent."

         The Company received from Plata certain written information, certain copies of which are incorporated by reference into the Company's Reports on Form 8-K delivered for filing to the Commission on July 10, and July 23, 1992 (the "Plata Statement"). The Plata Statement reports, among other things, certain positive preliminary results of the Demonstration (the "Results"). The Plata Statement advised the Company of preliminary improvement of the patients participating in the Demonstration. Specifically, according to the Plata Statement, "all patients showed weight gain, as well as resolution of malaise, joint pain, and diarrhea and that those patients "initially presented with herpetic lesions (i.e., shingles) showed clearing and well healed vesicles. There was a decrease in lymphotenopathy in the majority of patients, and their oral thrush was greatly improved."

         In August 1992, the Company received from Lionel Resnick, M.D., F.A.A.D., F.A.C.P., Chief, Retrovirology Laboratories, Departments of Dermatology and Pathology, Mount Sinai Medical Center of Greater Miami, in Miami, Florida, written correspondence relating to the Demonstration stating that, based upon Dr. Resnick's review of the results of the Demonstration, a "'dramatic' clinical improvement was documented over the forty-five day period of the study...[and] there were significant changes in laboratory surrogate markers consistent with beneficial drug effects" although "a high-level of enthusiasm is tempered by the lack of 1) a homogeneous study population and 2) defined clinical endpoints."

         In October 1992, the Company received from Anthony J. Mangia, M.D., certified by Plata to be an expert in the area of AIDS research, further written correspondence relating to the Demonstration (the "Mangia Correspondence"). As an independent observer, Dr. Mangia visited the Demonstration site, reviewed scientific data regarding the in vitro activity of RETICULOSE against various viruses, interviewed the study physicians, examined some of the patients, and reviewed the written results of the Demonstration. The Mangia Correspondence provides, "Review of the data submitted... indicates that RETICULOSE may be an effective alternative treatment for AIDS patients" and concludes that the results of the Demonstration appear to indicate that RETICULOSE is "well tolerated, with no significant adverse reactions to the drug."

         The Mangia Correspondence also indicates that the patients he examined had experienced an "amelioration in symptoms and a sense of well being" by the time the Demonstration had concluded. The Mangia Correspondence does, however, contain several criticisms of the Demonstration, including, among other things, the brevity of the Demonstration, the lack of stratification according to CD 4 count, the small number of subjects, the inclusion of nutritional supplements along with the RETICULOSE, and the lack of pre- and post-treatment weights and performance status evaluation of the subjects. The Mangia Correspondence concluded that the results of the Demonstration appear to indicate that further studies in animals and humans appear to be warranted. The Mangia Correspondence suggested that such further studies need to be better controlled and performed on a larger scale with more sophisticated methods, including the monitoring of endogenous interferons, other cytokines and "surrogate markers" for HIV activity, than the Demonstration.

         The Company received from Plata a copy of a report dated September 30, 1992, from Angelo A. Chinnici, M.D. regarding the Demonstration (the "Chinnici Report"). The Chinnici Report stated the hypothesis, objectives, methodology, clinical tracking and procedures involved in the Demonstration. The Chinnici Report comments that the majority of the subjects involved experienced "a dramatic clinical improvement, i.e., reduction in oral thrush, reduction in herpetic lesions, and improvement in certain dermatological conditions, such as seborrheic dermatitis and eczema. The most dramatic change was observed in the number of CD 4 and CD 8 lymphocytes, as well as in the CD 4 and CD 8 ratio. Nine of the ten patients experienced an increase in the CD 4 cells, the most dramatic being that of an initial count of 27 at the initial phase of treatment, which rose to 193." The Chinnici Report further noted that "the administration of RETICULOSE [,among other things,] produced no adverse side affects... [nor caused] significant anemia [nor any] decrease in the [subjects'] white blood cell count." Further, the Chinnici Report states that RETICULOSE may cause a halt to viral replication and may produce endogenous interferon, which ameliorates a patient's condition. The Chinnici Correspondence also indicated, among other things, however, that the Demonstration was limited in that the subjects were treated for a short period of time and there was no control group. The Company has not independently verified any of the statements contained in either the Mangia Correspondence or the Chinnici Correspondence.

         Pursuant to the Plata Agreement, the Company authorized the issuance to Plata of 5,000,000 shares and options to purchase an additional 5,000,000 shares at $.08 per option share through July 9, 1994 (the "Plata Options") and 5,000,000 option shares at $.10 per option share through July 9, 1994 (the "Additional Plata Options"). Pursuant to several amendments, the Plata Options and the Additional Plata Options were exercisable through April 30, 1996. Under another amendment, as of December 31, 1996, there were outstanding Plata Options to acquire 813,000 shares at $.11 per share and Additional Plata Options to acquire 858,100 shares at $.13 per share. The Company offered and the holders of the Plata Options and the Additional Plata Options accepted offers to further extend the exercise date of the Plata Options and the Additional Plata Options through April 30, 1997 in consideration for an increase in the exercise price to $.12 per option share as to the Plata Options and $.14 per option share as to the Additional Plata Options.

         The Company believes the Demonstration will not significantly impact the FDA's decision to (i) approve the pending IND filed with the FDA or (ii) approve of the marketing, sales or distribution of RETICULOSE within the United States. Further, the Company believes the Demonstration will not significantly impact the Company's ability to obtain approval for the marketing, sales or distribution of RETICULOSE anywhere in the world.

Argentina Agreements

         On December 27, 1993, the Company entered into an agreement with Juan Carlos Flichman, M.D., Permanent Advisor to the Argentine Association Against Sexually Transmitted Diseases, whereby Dr. Flichman agreed to conduct a double blind study of RETICULOSE in Argentina of (i) 40 patients who have been diagnosed with acute Hepatitis "B" and (ii) 20 patients diagnosed with Hepatitis "C" (the "Argentina Study"). The treatment of acute Hepatitis "B" patients was expected to last for approximately 20 days, followed by a 60/90 day observation period and of Hepatitis "C" patients was expected to last for 180 days, also followed by a 60/90 day observation period. Dr. Flichman, however, indicated to the Company that the Argentina Study was delayed because of the Argentina Health Ministry.

         In April, 1996, the Company entered into a new agreement (the "1996 Argentina Agreement") with DCT S.R.L., an Argentine corporation ("DCT"), pursuant to which DCT and Dr. Flichman each agreed to conduct the HPV Clinical Trial. In June, 1994, the Company entered into an exclusive distribution agreement with DCT, whereby the Company granted to DCT, subject to certain conditions precedent, the exclusive right to market and sell RETICULOSE in certain South American countries, including Argentina and other MERCOSUR States; this agreement was superseded by another exclusive distribution agreement as of April 1, 1996. Pursuant to the 1996 Argentina Agreement, the HPV Clinical Trial commenced and is being conducted pursuant to a protocol developed by Dr. Flichman. The purpose of the HPV Clinical Trial is to assess the efficacy of RETICULOSE on HPV. The protocol calls for, among other things, a study to be performed with clinical and laboratory follow-up on 20 patients between the ages of 18 and 50 years of age. The HPV Clinical Trial is not a double-blind study and will not include a placebo control group or reference to any other anti-viral drug.

         Pursuant to the 1996 Argentina Agreement, the Company paid approximately $34,000 to DCT to cover out of pocket expenses associated with the HPV Clinical Trial. The 1996 Argentina Agreement further provides that, at the conclusion of the HPV Clinical Trial, DCT shall cause Dr. Flichman to prepare and deliver a written report to the Company regarding the methodology and results of the HPV Clinical Trial (the "HPV Written Report"). On April 22, 1996, the Company was informed by DCT that the HPV Clinical Trial had commenced on April 15, 1996. In September 1996, the Company received from Dr. Flichman the HPV Written Report. The HPV Written Report stated that, when RETICULOSE was applied topically to 20 patients (six males and 14 females) diagnosed to be infected with HPV, two of the 20 patients had total remissions and eight of the 20 patients experienced clinical improvement ranging from a reduction in color intensity, size and texture. Further, the HPV Written Report provides that no adverse side effects were observed in any of the 20 patients and only one patient experienced redness of the skin that disappeared spontaneously within 24 hours. Upon delivery of the HPV Written Report to the Company, the Company delivered to the principals of DCT Common Stock purchase options to acquire 2,000,000 shares of the Common Stock for a period of one year from the date of the delivery of the HPV Written Report, at an exercise price of $.20 per share issuable under those options. As of December 31, 1996, 473,500 shares of Common Stock were issued pursuant to the exercise of these options for an aggregate exercise price of $94,700. See "-EXCLUSIVE DISTRIBUTION AGREEMENTS-Agreement with DCT S.R.L."

Hirschman Study

         The Company in late 1995 issued a grant of $30,188 to The Mount Sinai School of Medicine, New York City, New York, for the purpose of studying the mechanism, if any, by which RETICULOSE inhibits replication of HIV. The study was conducted by Shalom Z. Hirschman, M.D., then Professor of Medicine and Director of the Division of Infectious Diseases of The Mount Sinai School of Medicine. The results of this research were presented by Dr. Hirschman at Biomedicine '96, the annual meeting (sponsored by Science, a journal of the American Association for the Advancement of Science) of the Association of American Physicians, American Society for Clinical Investigation, and American Federation for Clinical Research (associations of medical honor societies), held May 4-6, 1996, in Washington, D.C. The manuscript of Drs. Hirschman and Chey Wei Chen, entitled "Peptide Nucleic Acids Stimulate Gamma Interferon and Inhibit the Replication of the Human Immunodeficiency Virus," was published in Clinical Research (the official compendium of the proceedings of the meeting) in the August 1996 issue of Journal of Investigative Medicine, a publication of the American Federation for Clinical Research. Dr. Hirschman's report of the result of the Hirschman Study is set forth under "-BACKGROUND OF RETICULOSE."

AIDS Clinical Trial

         The first stage of the AIDS Clinical Trial, conducted at the Queen Elizabeth Hospital, Bridgetown, Barbados, was completed in late November 1996. The report of the result of that stage is set forth under "- BACKGROUND OF RETICULOSE." As of February 28, 1997, the Company had expended approximately $250,000 to cover the costs of the AIDS Clinical Trial and anticipates that at least an additional $75,000 will be expended on the AIDS Clinical Trial.

National Cancer Institute Study

         In March 1997, the Company entered into a Material Transfer Agreement - Cooperative Research and Development Agreement (the "NCI Agreement") with certain governmental agencies (including the FDA) represented by The National Cancer Institute (collectively, the "Government Agencies"). The purpose of the NCI Agreement is for Dr. Howard Young, Section Chief, Laboratory of Experimental Immunology, Division of Basic Sciences, The National Cancer Institute, "to determine the molecular mechanism by which RETICULOSE may specifically enhance transcription of the [gamma interferon] gene." The Company intends to supply RETICULOSE to the Government

Agencies for the purpose of research by the Government Agencies in accordance with a research plan attached to the NCI Agreement, subject to the conditions stated in the NCI Agreement. The NCI Agreement provides for non-disclosure by the Government Agencies and an understanding that the Company and the Government Agencies will enter into licenses to one another on terms to be negotiated in the future, in the event the research produces an invention. Either the Company or the Government Agencies may terminate the NCI Agreement upon 30 days prior written notice to the other. The NCI Agreement states that the Government Agencies "[do] not directly or indirectly endorse any product or service provided, or to be provided, whether directly or indirectly related to either this [agreement] or to any patent or other intellectual property license or agreement which implements this [agreement] by its successors, assignees, or licensees. The [Company] shall not in any way state or imply that this [agreement] is an endorsement of any such product or service by the U.S. Government or any of its organizational units or employees."

MARKETING AND SALES

         RETICULOSE is not being sold commercially anywhere in the world. The Company has entered into Exclusive Distribution Agreements with five separate entities whereby the Company has granted exclusive rights to distribute RETICULOSE in the countries of China, Japan, Hong Kong, Macao, Taiwan, Mexico, Channel Islands, Isle of Man, British West Indies, Jamaica, Haiti, Bermuda, Belize, Saudi Arabia, Argentina, Bolivia, Paraguay, Uruguay, Brazil and Chile. Pursuant these agreements, the distributors are obligated to cause RETICULOSE to be approved for commercial sale in such countries and upon such approval, to purchase from the Company certain minimum quantities of RETICULOSE to maintain the exclusive distribution rights. Leonard Cohen, a former consultant to the Company, has informed the Company that he is an affiliate of two of these entities. See "-EXCLUSIVE DISTRIBUTION AGREEMENTS." The marketing plans of the Company for RETICULOSE are still dependent upon registration of RETICULOSE for sale in the various jurisdictions where its distributors are seeking approvals.

         There can be no assurance that the Company or any distributor will ever secure registration of RETICULOSE and the Company to date has received no information that would lead it to believe that it will be positioned to sell RETICULOSE commercially anywhere in the world in the immediate future. The Company initially targeted its sales and marketing efforts to those countries where RETICULOSE was previously marketed by its prior owners for a number of years as an anti-viral agent in the treatment of Asian Influenza, Viral Pneumonia, Virus Infectious Hepatitis, Mumps, Encephalitis, Herpes Simplex and Herpes Zoster. Those countries included Singapore, Hong Kong, Malaysia, Taiwan, the Philippines and Malta. Registration of RETICULOSE will be required in such countries as well as in the other countries comprising the distributors' territories before any significant sales may begin. Until RETICULOSE is registered and approved for sale in the United States, in another developed country or in the other countries the distributors' territories, there can be no assurance that the Company will generate significant sales of RETICULOSE. If at least 25% of the Options are exercised, the Company may file a new IND for RETICULOSE with the FDA. For the years ended December 31, 1996, 1995 and 1994, the Company reported no commercial sales except limited sales for testing purposes($24,111, $27,328 and $22,402, respectively). RETICULOSE is not legally available for use anywhere in the world, except for testing purposes. See "-TESTING AGREEMENTS."

COMPETITION

         There are inherent difficulties for any development stage company seeking to enter an established field, particularly in a field so capital intensive as the manufacture and sale of pharmaceuticals. The Company, if it is ever successful in securing FDA and other regulatory approvals, will encounter intense competition engaged in the development and marketing of drug products, all of which are substantially larger, possess far greater capital assets, have substantial operating histories and records of successful operations, greater financial and other resources, more employees and far more extensive facilities than the Company now has or will have in the foreseeable future. Accordingly, such companies are in a far better position to compete than the Company. Moreover, such companies may succeed in discovering, developing and marketing anti-viral products that are more effective than RETICULOSE. The Company at present is not, and there can be no assurances that the Company will become in the foreseeable future, a significant factor in the field in which it proposes to engage. Additionally, small "start-up" firms, such as the Company, with very limited resources, are at a very serious competitive disadvantage against established companies. The Company hopes to compete, however, based on cost and the effectiveness of RETICULOSE.

EMPLOYEES

         The Company has four full-time employees, including its three executive officers and an administrative employee. Shalom Z. Hirschman, M.D., President and Chief Executive Officer and a director of the Company, Bernard Friedland, Chairman of the Board and a director of the Company, and William Bregman, Secretary-Treasurer and a director of the Company, each devote all of their business time to the day-to-day business operations of the Company.

         Additionally, the Company may hire, as and when needed, and as available, such sales and technical support staff and consultants for specific projects on a contract basis. See Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

CONSULTING AGREEMENTS

Leonard Cohen

         On September 11, 1992, the Company entered into a consulting agreement with Leonard Cohen (the "Initial Cohen Agreement") for a one-year term commencing on that date. Prior to the execution of the Initial Cohen Agreement, Mr. Cohen had no relationship with the Company other than as a former holder of the Company's Class C Warrants which had been redeemed. Mr. Leonard Cohen has no relationship to Matthew Cohen who was one of the principals of TRM. The Initial Cohen Agreement required that Leonard Cohen provide the Company certain consulting services including, among others: (i) the identification of pharmaceutical companies which may have an interest in engaging in joint ventures or other agreements to advance the testing and study of

RETICULOSE; (ii) services related to achieving approval of RETICULOSE for commercial sale in the United States and in foreign countries; (iii) the location of investment banking firms and venture capital firms, the purpose of which is to raise capital for the Company through securities offerings and/or debt financing; (iv) the dissemination of public information about the Company to persons who may have an interest in RETICULOSE; and (v) making contacts with persons in the investment and financial communities.

         The Initial Cohen Agreement provided that: (i) upon execution, the Company would issue to Leonard Cohen 500,000 shares of the Common Stock, which were issued on October 20, 1992; and (ii) upon completion of 50 hours of services, the Company would issue to Leonard Cohen an additional 500,000 shares of the Common Stock, which were issued on February 28, 1993. Mr. Cohen provided the 50 hours of services to the Company during the last quarter of 1992 and the first quarter of 1993. In addition, upon execution of the Initial Cohen Agreement, the Company granted to Leonard Cohen the option (the "Cohen Option"), exercisable commencing as of September 11, 1992, and ending on September 10, 1993 (which date has been extended through April 30, 1977), to acquire 3,000,000 shares of the Common Stock at an exercise price of $.09 per share (which exercise price has been increased to $.13 per share). The Initial Cohen Agreement granted to the holders of the Cohen Options a one time piggyback registration right (that is, the right generally to cause the Company to include in its registration statement, if permissible, filed by the Company with the Commission) with respect to the shares of Common Stock issued to Mr. Cohen for his services and the shares underlying the Cohen Option. As of February 28, 1997, Options to purchase 1,300,000 shares have been exercised for cash consideration of $156,000.

         On February 28, 1993, the Company entered into another consulting agreement with Leonard Cohen (the "Cohen Agreement") for a three-year term commencing on March 1, 1993. The Cohen Agreement provides that Leonard Cohen will provide to the Company financial business consulting services concerning the operation of the business of the Company and possible strategic transactions. The Cohen Agreement was entered into because the Company believed that the Cohen Agreement provided incentive to Mr. Cohen to provide greater services to the Company and because Mr. Cohen's hourly obligations under the Initial Cohen Agreement had been satisfied during the last quarter of 1992 and the first quarter of 1993. On February 28, 1993, pursuant to the Cohen Agreement, 3,500,000 shares of the Company's Common Stock were issued to Mr. Cohen and his designees as follows: (i) Leonard Cohen - 2,000,000 shares; and
(ii) persons not affiliated with the Company or any of its officers or directors
- 1,500,000 shares, which have been sold. The Cohen Agreement also granted to Mr. Cohen and his designees a one-time piggyback registration right with respect to those shares. The services provided and to be provided by Mr. Cohen under the Cohen Agreement were not all inclusive nor was the compensation given to Mr. Cohen under the Cohen Agreement. As a result, in consideration for the additional services provided by Mr. Cohen in connection with the introduction and negotiation of the Exclusive Distribution Agreement with C.U.R.E. Pharmaceutical Corp. ("C.U.R.E."), a Delaware corporation, which agreement was terminated because of the failure of C.U.R.E., but was then superseded by an agreement with another entity with which Leonard Cohen is affiliated, Mr. Cohen was issued an additional 2,500,000 shares in April 1994. Further, the Company agreed to issue to Leonard Cohen an additional 300,000 shares in 1995, at a time when the shares were valued at $.14 per share, in consideration for expenditures incurred by Mr. Cohen in connection with securing for the benefit of the Company and the affiliated distributor, the continued services of Dr. Chinnici. Such additional 300,000 shares were inadvertently not issued to Mr. Cohen in 1995, and are accounted for as general and administrative expense at $.14 per share, the price when the shares were to be issued. See the discussion below and "-EXCLUSIVE DISTRIBUTION AGREEMENTS."

         By letter of September 15, 1993, Leonard Cohen requested registration of the shares of Common Stock and shares covered by Common Stock purchase options issued to Mr. Cohen and his designees pursuant to the Initial Cohen Agreement and the Cohen Agreement. The Company issued the above referenced additional 2,500,000 shares to Mr. Cohen for services rendered by Mr. Cohen in connection with the introduction, negotiation and execution of an Exclusive Distribution Agreement between the Company and C.U.R.E. dated April 25, 1994, which were in addition to his services under the Cohen Agreement. Such additional shares were included in the Company's July 1, 1994 and July 27, 1995 Registration Statements under the Securities Act to permit the public sale of those shares by Mr. Cohen.

Resnick Consulting Agreement

         The Company entered in a Medical Advisor Agreement with Lionel Resnick, M.D., dated as of September 14, 1993, providing for Dr. Resnick's consulting services and assistance to the Company as reasonably requested by the President of the Company, but not more than three hours per month without the prior written consent of the Company, for an initial term of two years commencing on September 1, 1993, extended for successive one-year periods unless either party gives the other 60 days prior written notice of its intent not to renew prior to the expiration of the then current term, at an hourly fee of $200. The Company has not requested, and Dr. Resnick has not provided, any services pursuant to the Medical Advisor Agreement. This agreement was formally terminated effective August 31, 1997 by notice by the Company to Dr. Resnick on March 21, 1997.

C.U.R.E.

         The Company's Exclusive Distribution Agreements with C.U.R.E. and its affiliate were terminated according to their terms on May 31, 1995 because of C.U.R.E.'s inability to obtain Approvals in a timely manner and its ability to obtain requisite funding to pursue such Approvals. See "-EXCLUSIVE DISTRIBUTION AGREEMENTS - Termination of Agreements with C.U.R.E." In connection with the execution of the Exclusive Distribution Agreement with C.U.R.E. in April 1994, the Company issued Messrs. Elliot Bauer and Lee Rizzuto a total of 1,250,000 shares and granted options to acquire 10,000,000 shares of Common Stock at $.10 per share (which exercise price has been increased to $.11 per share) exercisable through May 1, 1996. The shares issued to Messrs. Cohen, Bauer and Rizzuto have been accounted for as a general and administrative expense at a price $.055 per share. Mr. Rizzuto sold all of the 625,000 shares and all shares underlying his options. Mr. Bauer sold 850,000 shares underlying his option prior to April 30, 1996, and Mr. Bauer also transferred 312,500 shares to Mark Montifiore and 312,500 shares to his minor children and he disclaims any beneficial interest with respect to such shares. In addition, Mr. Cohen sold 1,300,000 shares underlying his options prior to April 30, 1996.

Shalom Z. Hirschman, M.D.

         The Company entered into a consulting agreement with Shalom Z. Hirschman, M.D., dated as of May 24, 1995, pursuant to which Dr. Hirschman agreed to provide services relating to development and location of pharmacological and biotechnology companies and agreed to assist the Company in seeking joint ventures with and financing of companies in such industries through May 1997. As consideration for such services, the Company issued 1,000,000 shares of Common Stock to Dr. Hirschman, which have been accounted for as a general and administrative expense, at a price of $.11 per share, the market price on the date of issuance, and granted options to acquire 5,000,000 shares of Common Stock at $.18 per Option Share, exercisable through May 24, 1998. Dr. Hirschman sold the 1,000,000 outstanding shares in 1995 and exercised part of an option to acquire 900,000 shares at $.18 per share during 1996.

         In connection with the Consulting Agreement with Dr. Hirschman, the Company also issued to Deborah Silver 100,000 shares of Common Stock and granted to her options to purchase 500,000 shares exercisable for one year at $.18, which option was fully exercised and all shares issued under which were sold prior to April 30, 1996. Such options and shares were issued for services to the Company and were also accounted for as a general administrative expense at $.18 per share.

         The Company, as of March 24, 1996, executed an addendum to the Consulting Agreement with Dr. Hirschman, which addendum did not become effective until April 1, 1996. Pursuant to the addendum, Dr. Hirschman agreed to provide additional services to the Company through May 2000. Such additional services include furthering the Company's financial and investment banking efforts, and assisting the Company in joint efforts for the purpose of securing manufacturing and sale approvals for RETICULOSE, as well as efforts to pursue regulatory approvals and fulfill regulatory protocols regarding RETICULOSE. In consideration for the increased term and additional services, especially in assisting the Company in its investment banking efforts, the Company granted to Dr. Hirschman and his designees options to purchase an aggregate of 15,000,000 shares of Common Stock, exercisable as follows: options to purchase 5,000,000 shares from March 24, 1996 through March 23, 1999 at $.19 per share; options to purchase 5,000,000 shares from March 24, 1997 through March 23, 1999 at $.27 per share; and options to purchase 5,000,000 shares from March 24, 1998 through March 23, 1999 at $.36 per share. The Board of Directors of the Company has determined that the market price of shares of the Common Stock at the date the addendum was agreed to was $.18 to $.185 per share. Dr. Hirschman transferred options to acquire 500,000 shares at an exercise price of $.19 per share during 1996.

         As of October 14, 1996, the Consulting Agreement with Dr. Hirschman was terminated and an Employment Agreement with Dr. Hirschman became effective. See
Item 10. Executive Compensation-EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

EXCLUSIVE DISTRIBUTION AGREEMENTS

Agreement with DCT S.R.L.

         Under an Exclusive Distribution Agreement, dated in June 1994, superseded by another agreement, dated April 1, 1996, between the Company and DCT, the Company granted, to DCT subject to certain conditions precedent, the exclusive right to market and sell RETICULOSE within the territories of Argentina, Bolivia, Paraguay, Uruguay, Brazil and Chile (the "DCT Agreement"). The term of the DCT Agreement was for a three-year period with additional three-year renewal terms from the date DCT obtained all approvals, licenses, permits and registrations (the "Approval") to import and distribute RETICULOSE in Argentina, subject to DCT's right to extend the DCT Agreement so long as DCT was diligently pursuing the Approval and meeting certain annual minimum purchase requirements as set forth in the DCT Agreement, in the event the Approval for Argentina was obtained. DCT was granted an option to purchase for a period of one year from the date of Approval, 2,000,000 shares at a purchase price of $.20 per Share (the "DCT Option").

         As a result of the 1996 Argentina Agreement, discussed under "-TESTING AGREEMENTS- Argentina Agreements" and the Health Ministry's approval for and the commencement of the test of RETICULOSE on the Human Papilloma Virus (HPV) on patients, the Company agreed that the DCT Option vested.

Termination of Agreements with C.U.R.E.

         On April 25, 1994, the Company entered into an Exclusive Distribution Agreement with C.U.R.E. pursuant to which C.U.R.E. was granted exclusive rights to distribute RETICULOSE within the countries of China, Japan, Thailand, Singapore, Hong Kong, Taiwan and Malaysia the ("C.U.R.E. Territory").

         The Exclusive Distribution Agreement with C.U.R.E was for an initial term of five years, subject to certain automatic extensions if C.U.R.E. satisfied its minimum purchase obligations and obtained Approval for one or more countries constituting the C.U.R.E. Territory, within one year from the Agreement. Because of its failure to obtain any Approval, the Company terminated the rights of C.U.R.E. under this agreement.

         As of June 1, 1994, the Company had also entered into an Exclusive Distribution Agreement with C.U.R.E. Pharmaceutica Central Americas Ltd., a Delaware corporation and an affiliate of C.U.R.E. ("C.U.R.E. C/A Ltd."). C.U.R.E. C/A Ltd. was required to purchase a minimum of 20,000 milliliters of RETICULOSE during the first year following Approval and such Approval had to be obtained within one year of this agreement. C.U.R.E. was unable to obtain such Approval and the Company terminated C.U.R.E.'s exclusive distribution rights, effective May 30, 1995, following acknowledgment by C.U.R.E. and C.U.R.E. C/A Ltd. that neither had obtained Approvals and both lacked additional financing to pursue the Approvals.

Agreements with AVIX and Unistone

         As the result of the termination of agreements with C.U.R.E. and C.U.R.E. C/A Ltd., the Company entered into an agreement, dated as of June 2, 1995, with AVIX International Pharmaceutical Corp., a New York corporation ("AVIX"), pursuant to which AVIX has been granted the exclusive import and distribution rights during a period of five years from the date that AVIX obtains Approval for any of the countries formerly within the C.U.R.E. Territory (the "AVIX Far East Agreement"), and a separate Exclusive Distribution Agreement with AVIX with respect to Mexico, which rights previously belonged to C.U.R.E. C/A Ltd. AVIX has informed the Company that it has commenced negotiations with parties in Mexico and China for the purpose of seeking initial authorization for testing RETICULOSE, following which Approval for those countries shall be sought. The Company has been informed by AVIX that certain of the principals of AVIX (including Leonard Cohen) were formerly principals of C.U.R.E.

         On December 28, 1995, the Company entered into a separate agreement with AVIX and Beijing Unistone Pharmaceutical Co., Ltd. ("Unistone"), a company organized under the laws of the People's Republic of China, with headquarters in Beijing, China (the "Unistone-AVIX Agreement"). In connection with the Unistone-AVIX Agreement, the Company and AVIX agreed to utilize the services of Unistone for the purposes of securing approval to test RETICULOSE in China, with the intent of gaining Approval for China. Under the Unistone-AVIX Agreement, during a period of three years commencing on the date of Approval for China, Unistone shall be the exclusive distributor and have a limited trademark license for RETICULOSE in China. Unistone is obligated to purchase not more than 100,000 doses of 0.5 ml each in bulk form or 20,000 ampules of 0.5 ml doses for purposes of seeking Approval for China, at least 1,000,000 doses by the first anniversary of Approval for China, at least 3,000,000 doses during the next 12-month period, and at least 10,000,000 doses during each subsequent 12-month period, all at a purchase price of U.S. $1.00 per 0.5 ml dose shipped in bulk, or U.S. $1.26 per dose if ordered in prepackaged, four-dose 2 ml ampules. This purchase price is to be reduced by an aggregate of $100,000 on account of a fee to Unistone for trials and testing of RETICULOSE for Approval for China. If these annual minimum purchase requirements are satisfied, the period of the agreement is automatically extended through the eighth anniversary of the date of Approval. In addition, AVIX is obligated to pay Unistone $50,000 for its services in seeking Approval for China. In fact, as of December 31, 1996, the Company had given Unistone, for testing purposes, 1,600 ampules of RETICULOSE without charge. Unistone has not fulfilled its obligation under the agreement to obtain Approval before April 1996.

         Under a separate agreement between the Company and AVIX, AVIX shall receive a royalty equal to 12.5% of the total sales of RETICULOSE in Asia so long as the Company owns any right to RETICULOSE. AVIX also is entitled to certain payments by the Company in the event that the Company sells manufacturing rights for RETICULOSE.

         In July, 1996, the AVIX Far East Agreement was amended to grant AVIX the additional country of Macao and reflect AVIX's waiver of its rights with respect to the countries of Singapore, Thailand and Malaysia, as well as AVIX's penalty rights under the AVIX Far East Agreement that would have vested in the event that the Company could not produce sufficient quantities of RETICULOSE within certain periods of time. The penalty rights were waived, in part, because AVIX has not yet generated a sufficient demand for RETICULOSE within its distribution territory.

         The period of time during which AVIX must obtain Approval for any of the countries in its territory under the AVIX Far East Agreement has been extended to June 1, 1997, subject to AVIX continuing to pay $8,000 per month to the Company. The Company has not received the $8,000 monthly payment since November, 1996; the Company has received a total of $40,000 in payments from AVIX. If AVIX is complying with the AVIX Far East Agreement, including certain annual minimum purchase requirements set forth in the agreement, the term is automatically extended for five additional five year terms. The agreements with AVIX further provide that the results of all studies, research data, documentation and research publications regarding RETICULOSE in which AVIX has an interest are owned by the Company.

         The separate agreement for Mexico requires Approval within one year and has minimum annual purchase requirement commencing at 20,000 milliliters. The Company has extended the period for AVIX to secure Approval from Mexico because management of the Company believes that AVIX has been diligently seeking Approval from the Ministry of Health of Mexico.

         AVIX shall be required, pursuant to the AVIX Far East Agreement, to purchase RETICULOSE for $500,000 upon obtaining Approval and after one year after Approval for China, AVIX is required to purchase RETICULOSE for an additional $500,000 at $12 per 2 ml ampule.

Agreement with Commonwealth

         Under an Exclusive Distribution Agreement, dated October 24, 1994, as supplemented on November 2, 1995 (the "Commonwealth Agreement") with Commonwealth Pharmaceuticals, a corporation organized under the laws of Cayman Islands, British West Indies ("Commonwealth"), the Company has granted to Commonwealth, subject to certain conditions precedent, the exclusive right to market and sell the Company's pharmaceutical drug RETICULOSE within the territories of the Channel Islands, The Isle of Man, the British West Indies, Jamaica, Haiti, Bermuda and Belize, and the right (not exclusive) to import, warehouse, market, sell and distribute RETICULOSE within the territory of Saudi Arabia (collectively, the "Commonwealth Territories"). The term of the Commonwealth Agreement is for successive three year periods from the date Commonwealth obtains Approval for any one of the Commonwealth Territories.

         Pursuant to the Commonwealth Agreement, Commonwealth purchased from the Company 1,500 ampules of RETICULOSE at a purchase price of $12.00 per ampule (2 milliliters per ampules) and delivered to the Company $5,000 as a signing payment (for a total payment of $23,000). Further, pursuant to the Commonwealth Agreement, in the event Approval for any of the Commonwealth Territories is obtained, Commonwealth is obligated to purchase from the Company (i) $225,000 worth of RETICULOSE within one year from the date of Approval for any of the Commonwealth Territories; (ii) $642,000 worth of RETICULOSE during the second year from the date of Approval for any of the Commonwealth Territories; and (iii) $1,026,000 worth of RETICULOSE during the third year from the date of Approval for any of the Commonwealth Territories. In addition, pursuant to the Commonwealth Agreement, the Company has granted to Commonwealth the right to acquire 3,000,000 shares of the Common Stock at a purchase price of $.25 per share at any time and from time to time for a period of one year from the date that certain tests are conducted and a paper is published with respect to such test of RETICULOSE. The Company has been informed by Commonwealth that certain of the affiliates of Commonwealth were formally affiliated with Plata.

Agreement with Dormer Laboratories Inc.

         On November 9, 1993, the Company entered into an agreement by which it granted to Dormer Laboratories Inc., a Canadian corporation ("Dormer"), the exclusive rights to import, warehouse, market, sell and distribute RETICULOSE within Canada for a period of five years from the grant of import approval for Canada, provided that Dormer meets certain RETICULOSE purchase minimums. Because Approval for Canada was not obtained by November 9, 1995, the Company has the right to terminate this agreement on 90 days prior written notice to Dormer. Although Dormer has purchased no RETICULOSE from the Company, the Company has not exercised its right to terminate the agreement.


GLOSSARY

         The following is a glossary of some of the scientific terms used in this Prospectus. Except as otherwise noted, the information contained in the glossary has been obtained from Stedman's Medical Dictionary Illustrated (The Williams & Wilkins Company, Baltimore, 22nd Edition, c.
1972).

AIDS: Acquired Immune Deficiency Syndrome, a disease of no known etiology in which the body's immunological system is destroyed. (Source: Webster's II New Riverside Dictionary)

Amino acid:         An organic acid in which one of the CH hydrogen atoms
                    has been replaced by NH2.

Ampule: A hermetically sealed container, usually made of glass, containing a sterile medicinal solution, or powder to be made up in solution, to be used for subcutaneous, intramuscular or intravenous injection.

Antibody:           Any body or substance, soluble or cellular, which is evoked by the stimulus provided by the introduction of antigen and which reacts specifically with antigen in some demonstrable way.

Antigen: Any of various sorts of material that, as a result of coming in contact with appropriate tissues of an animal body, after a latent period, usually of from eight to 14 days, induces a state of sensitivity and/or resistance to infection or toxic substances, and which will react in a demonstrable way either with tissues or with serum from the sensitized subject.

Anti-viral agent:   An active force or substance capable of weakening or
                    abolishing the action of a virus.

Carboxyl:           The characteristic chemical group of certain organic acids.

Cell: A minute structure, the living, active basis of all plant and animal organization, composed of a mass of protoplasm, enclosed in a delicate membrane and containing a nucleus.

HIV:                Human Immunodeficiency Virus.

HPV:                Human Papilloma Virus (genital warts).

Immune system
  modulator:        Substance or substances which stimulate the human body's
                    immune system to more actively counter the effects of viral infection and viral invasion.

Interferon:         Substances produced in cell cultures or host tissues in
                    response to infection with active or inactivated virus, capable of inducing a state of resistance to superinfection with related or unrelated virus.

Intramuscular:      Within the substance of a muscle.

Kaposi's Sarcoma:   A multiple, bleeding tumor denoting a disease of unknown
                    cause, involving primitive tissue in the formation of blood or lymphatic vessels.

Lipoprotein:        Complexes or compounds containing lipid and protein.

Lymphocyte:         A type of white blood cell found in the fluid collected from tissues throughout the body.

Neoplasm:           An abnormal tissue that grows by cellular proliferation more rapidly than normal and continues to grow after the stimuli that initiated the new growth cease, e.g., a tumor.

Nucleic acids:      Ribonucleic acid (RNA) or deoxyribonucleic (DNA)
                    protein molecules which determine genetic memory of cells.
                    These molecules are essential to life.

Papilloma           A circumscribed benign epithelial (nipple, or the thin skin covering the nipple) tumor projecting from the surrounding surface; more precisely, a benign epithelial neoplasm consisting of villous or arborescent outgrowths of fibrovascular strong covered by neoplastic cells.

Peptide: A compound of two or more amino acids in which the carboxyl group of one is united with the amino group of the other, with the elimination of a molecule of water, thus forming a peptide bond.

Peptone: Intermediate polypeptide products generally water soluble, diffusable and not coagulable by heat.

RETICULOSE          An anti-viral peptide-nucleic acid complex preparation,
                    developed by Vincent M. LaPenta, M.D. specifically to stimulate the reticulo- endothelial system. (Sources: E.
                    Podolsky, M.D., "The Reticulo- Endothelial System and Its
                    Activation by Non-Specific Protein Therapy," The Journal of
                    Medicine, October 1938; Physicians' Desk Reference to
                    Pharmaceutical Specialists and Biologicals (Medical
                    Economics, Inc., Oradell, N.J. c 1961))

Subcutaneous:       Beneath the skin; hypodermic.

Virus: A group of microbes which with few exceptions are capable of passing through fine fibers that retain bacteria and are incapable of growth or reproduction apart from living cells.

Virus replication:  The duplication of a virus by itself within the body cell by breaking down the RNA or DNA of the host cell and using it to make a replicate of itself, while killing the host cell.



ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company does not own or invest in real estate, interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

         On February 24, 1997 the Company received an executed lease dated February 7, 1997 from Robert Martin Company, LLC, as landlord, to the Company, as tenant, concerning approximately 6,100 square feet of rentable space at 200 Corporate Boulevard South, Yonkers, New York. The term of the lease is five years at a base rent of $85,400 per annum. The Company intends to use the demised premises as a general office and as a laboratory for medical research.

         The Company currently maintains its executive offices at 1250 East Hallandale Beach Boulevard, Hallandale, Florida 33009, pursuant to a three year lease agreement, at approximately $14,000 annually. The Company's telephone number is (954) 458-7636. The Bahamian manufacturing facility, which was acquired on December 16, 1987, is located in Freeport, Bahamas and consists of a 29,242 square foot site containing a one-story concrete building of approximately 7,300 square feet and is equipped for all phases of the testing, production, and packaging of RETICULOSE. The Bahamian facility is currently being used to store and produce inventory for testing purposes. In September, 1992, a new roof was placed on the manufacturing facility at a cost to the Company of approximately $15,000. See Item 1. DESCRIPTION OF BUSINESS-- EXCLUSIVE RIGHTS OF THE COMPANY TO RETICULOSE AND PRODUCTION ARRANGEMENTS.


ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not currently a party to any material litigation, nor, to the knowledge of management, is any such litigation currently threatened.

         During 1989, the U.S. Securities and Exchange Commission (the "Commission") conducted an informal inquiry into certain of the Company's prior disclosure documents, including its original prospectus, press releases and annual reports. On December 14, 1989, the Commission, as plaintiff, filed a civil complaint-for permanent injunction and other equitable relief (the "Complaint") in the United States District Court, Southern District of Florida, Miami Division, against the Company, its then President, Bernard Friedland, and its then Secretary-Treasurer, William Bregman. The Complaint, a copy of which is filed as an exhibit to the Company's current report on Form 8-K dated December 14, 1989 which was filed with the Commission (the "December 1989 Form 8-K"), alleged violations of Sections 5(b)(2) and 17(a) of the Securities Act, Sections l0(b) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rules l0b-5, 12b-20, 15d-1 and 15d-13 promulgated thereunder.

         The Company, Bernard Friedland and William Bregman each, without admitting or denying the allegations of the Complaint, consented to the entry of an injunction. Copies of the consents of the Company, Bernard Friedland and William Bregman are filed as exhibits to the December 1989 Form 8-K. A permanent injunction was entered in form and also attached as an exhibit to the December 1989 Form 8-K.

         Between May 1, 1987, and May 10, 1988, 6,766,350 of the Company's Class B Warrants were exercised for the purchase of 6,766,350 shares at a price of $.05 per share for a total of $338,317.50. The prospectus delivered with the shares on exercise of the Class B Warrants was not current; accordingly, the Company was not in compliance with the prospectus delivery provisions of the Securities Act. The Company offered a right of rescission to all exercising Class B Warrant holders. The rescission offer period commenced on August 16, 1990 and terminated October 25, 1990. The Company was obligated to pay an aggregate of approximately $2,500 to stockholders who exercised their rescission right during the rescission offer period.

         LTD's counsel was advised in August 1988, by the Ministry of Health of the Government of the Bahamas that a license from the Ministry of Health is required for the manufacture of pharmaceuticals in the Freeport area of Grand Bahama Island. LTD has received an opinion of its counsel in the Bahamas that its license from the Port Authority is valid for the manufacture, export and sale of ethical pharmaceutical products in the Freeport area of Grand Bahama Island. No proceedings have been instituted or threatened by the Ministry of Health. If such proceedings are instituted, LTD intends to defend them vigorously. No assurance can be given that LTD would successfully defend such proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         During the fourth quarter of the fiscal year ended December 31, 1996, no matters were submitted to a vote of security holders of the Company.

                   [Balance of page intentionally left blank]

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The principal United States market in which the Common Stock is traded is the over-the-counter market. The following table shows the range of reported low bid and high bid quotations for the Common Stock for each full quarterly period during the Company's two most recent fiscal years ended December 31, 1995 and 1996, and for the portion of the quarter ended February 28, 1997, as reported on the National Association of Securities Dealers, Inc.'s OTC Bulletin Board (the "Bulletin Board"). The high and low bid prices for the periods indicated reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                       Low Bid(Per share)    High Bid(Per share)

                                       -----------------------------------------

Quarter Ending March 31, 1995                $0.08                  0.44
Quarter Ending June 30, 1995                  0.08                  0.19
Quarter Ending September 30, 1995             0.08                  0.305
Quarter Ending December 31, 1995              0.1                   0.2875

Quarter Ending March 31, 1996                $0.15                 $0.19
Quarter Ending June 30, 1996                  0.35                  0.8125
Quarter Ending September 30, 1996             0.44                  0.75
Quarter Ending December 31, 1996              0.26                  0.62

January 1, 1997 through February 28, 1997     0.26                  0.47

         The approximate number of holders of record of the Common Stock as of February 28, 1997 is 2,598 inclusive of those brokerage firms and/or clearing houses holding shares of Common Stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

         The Company has not declared or paid any dividends on its shares of Common Stock.

         On September 4, 1996, the Company issued 50,000 shares of the Common Stock to Malcolm Santer for his consulting services, which have been valued at $.50 per share, and on February 26, 1997, the Company issued 50,000 shares of the Common Stock to Malcom Santer for his consulting services, which have been valued at $.41 per share. For a description of the Company's sale on February 21, 1997 of the Company's ten-year 7% Convertible Debenture due February 28, 2007 and, in connection with that transaction, the Company's issuance of warrants to purchase shares of the Common Stock, see Item 6. Management's Discussion and Analysis or Plan of Operation - CAPITAL RESOURCES."

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion of the results of operations and the financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

         During the fiscal year ended December 31, 1996, the Company incurred a loss of $1,154,740 ($.00 per share) compared to $401,884 ($.00 per share) in 1995. The Company's increased losses for the fiscal year ended December 31, 1996 as compared with the fiscal year ended December 31, 1995 were attributable primarily to the employment of Shalom Z. Hirschman, M.D. as President and Chief Executive Officer of the Company, increased research and development and the implementation of Statement of Financial Accounting Standards Board (SFAS) No. 123, "Accounting for Stock-Based Compensation," which accounts for Common Stock purchase options granted in 1996. Administrative expenses and the lack of sales revenues also contribute to the Company's losses.

         There were $24,111 in sales revenues in 1996 compared to $27,328 in sales revenues for 1995. All sales revenues resulted from distributors purchasing RETICULOSE for testing purposes. Interest income was $46,796 in 1996 and $16,155 in 1995. In 1996, the Company collected $40,000 for the sale of territorial rights compared to $25,000 and $55,000 for the sale of territorial rights in 1995 and 1994, respectively.

         Although there can be no assurance of the levels, if any, the Company believes that it will generate sales revenue at least with respect to testing of RETICULOSE pursuant to its agreements with exclusive distributors from initial testing in their respective territories. However, there will be no likelihood of significant sales of RETICULOSE unless and until requisite approvals are obtained in such territories.

LIQUIDITY

         As of December 31, 1996, the Company had current liquid assets of $1,476,047 compared to $575,288 at December 31, 1995. The Company had total assets of $1,716,800 and $796,241 at December 31, 1996 and 1995, respectively. The increase in liquid assets and total assets was primarily attributable to the exercise of options.

         Until RETICULOSE is registered for sale in a developed or developing country or in one or more of its distributors territories, sales of RETICULOSE are not expected to generate significant revenues. There can be no assurances that RETICULOSE will be available for sale in any developed or developing country or, even if available, that it would generate significant revenues. FDA approval to begin human clinical trials will require significant cash expenditures, the amount of which is not currently determinable. BEFORE SEPTEMBER 1995, THE COMPANY RECEIVED CORRESPONDENCE FROM THE FDA, WHICH STATED, AMONG OTHER COMMENTS, THAT THE COMPANY'S PRIOR SUBMISSIONS TO THE FDA DID NOT PROVIDE AN ADEQUATE RESPONSE TO THE FDA'S EARLIER

REQUEST FOR PRECLINICAL INFORMATION AND ACCORDINGLY THE COMPANY'S IND WAS "INACTIVATED." The Company has taken no action with regard to the July 1992 Deficiency Letter or the 1995 deficiency letter. See Item 1. Description of Business - THE INVESTIGATIONAL NEW DRUG APPLICATION PROCESS.

         In the event the Ministry of Health of the Government of the Bahamas attempts to prevent the manufacture of RETICULOSE by LTD for export from Freeport under its license from the Port Authority, LTD may be required to relocate the manufacturing facility. Should such relocation become necessary, the Company currently anticipates being able to obtain a suitable site. The cost of such relocation, depending upon the site of such relocation, will in any event be material. See Item 3. Legal Proceedings.

         The Company's independent accountants' report on the Company's Consolidated Financial Statements included in this Report includes an explanatory paragraph in Note 2 to the Consolidated Financial Statements stating that the Company's ability to continue operations is dependent upon its continued sale of its securities for funds to meet its cash requirements, WHICH FACTORS RAISE SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN. Further, the accountant's report does not include any adjustment that might result from the outcome of this uncertainty. The Company has no immediate plan to issue any securities.

         If the Company does not begin to generate revenues from the sale of RETICULOSE, and if the Company does not receive significant funds from the exercise of additional options, it shall be dependent upon additional debt and/or equity financing, of which there can be no assurance, or it must reduce expenses or further limit operations.

CAPITAL RESOURCES

         The Company in the past has been dependent upon sales of shares of its Common Stock and upon the exercise of its warrants issued in the Company's initial public offering in 1986, all of which have expired and, since the expiration of the warrants, the Company has been dependent upon the proceeds from the continued exercise of outstanding options for the funds required to continue operations at present levels and to fund the planned Research and Development and Clinical Trials and Testing of RETICULOSE.

         On February 21, 1997, in order to finance research and development, the Company sold $1,000,000 principal amount of its ten-year 7% Convertible Debenture (the "Debenture") due February 28, 2007, to RBB Bank Aktiengesellschaft ("RBB") in an offshore transaction pursuant to Regulation S under the Securities Act. Accrued interest under the Debenture is payable semiannually, computed at the rate of 7% per annum on the unpaid principal balance from February 21, 1997 until the date of interest payment. (After default, interest accrues at 10% per annum.) The Debenture may be prepaid by the Company before maturity, in whole or in part, without premium or penalty, if the Company gives the holder of the Debenture notice not less than 30 days before the date fixed for prepayment in that notice (prepayment applied first to pay interest and then to principal then outstanding). The Debenture is convertible, at the option of the holder, into shares of Common Stock pursuant to the following formula: Upon receipt by the holder of the Debenture of the Company's notice of prepayment of the Debenture, in whole or in part, and otherwise in accordance with the schedule stated in the last sentence of this paragraph, the outstanding principal amount of the Debenture is convertible into such number of shares of Common Stock as shall equal the quotient obtained by dividing (x) the principal amount of the Debenture by (y) the Applicable Conversion Price; provided, however, that the right to convert outstanding principal of the Debenture terminates at the close of business on the third calendar day preceding the date fixed for prepayment of the Debenture in the Company's notice of prepayment, unless the Company defaults in making such prepayment. For this purpose, the term "Applicable Conversion Price" means the lesser of (q) $0.3432 and (r) the product obtained by multiplying the Average Closing Price by 0.70; and the "Average Closing Price" with respect to any conversion elected to be made by the holder of the Debenture shall be the average of the daily closing prices for the five consecutive trading days ended on the trading day immediately preceding the date on which the holder gives the Company a written notice of the holder's election to convert outstanding principal of the Debenture. The closing price on any trading day shall be (a) if the Common Stock is then listed or quoted on either the Bulletin Board, The Nasdaq SmallCap Market or The Nasdaq National Market, the reported closing bid price for the Common Stock on such day or (b) if the Common Stock is listed on either the American Stock Exchange or New York Stock Exchange, the last reported sales price for the Common Stock on such exchange on such day. The Debenture is not convertible until April 14, 1997, and is convertible only to the extent of $333,333 from April 15, 1997 through April 29, 1997, and is convertible only to the extent of $666,667 from April 30, 1997 through May 29, 1997.

         In connection with this transaction, the Company issued to RBB three warrants (the "Warrants") to purchase Common Stock, each such Warrant entitling the holder to purchase, from February 21, 1997 through February 28, 2007, 178,378 shares of the Common Stock. The exercise prices of the three Warrants are $0.288, $0.576 and $0.864 per Warrant share, respectively. Each Warrant provides that the holder may elect to receive a reduced number of shares of Common Stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that Warrant as the excess of the market value of shares of Common Stock over the warrant exercise price bears to that market value. Each Warrant contains anti-dilution provisions which provide for the adjustment of Warrant price and Warrant shares as more particularly set forth therein.

         Under an agreement approved by the Board of Directors of the Company in December 1996, the Company retained Interfi Capital Group, Inc. ("Interfi"), a firm unaffiliated with the Company, to arrange financing for the Company for a fee. In connection with issuance by the Company of the Debenture, the Company paid to Interfi the sum of $70,000.

         If the FDA or other approvals are obtained, of which there can be no assurance, funds must to be budgeted by the Company from the exercise of options and the Warrants, potential grants and/or additional equity, which there is no assurance will be available.

         The Company is currently expending approximately $105,000 per month, which expenses include salaries, rent, professional fees, license fees and taxes, and travel, principally between Company's headquarters and its Bahamian facility, and anticipates that it can continue operations for at least 14 months with its current liquid assets, if no Common Stock purchase options or Warrants are exercised. If all of the outstanding options are exercised, the Company will receive proceeds of approximately $7,002,000. Those proceeds will contribute to general and administrative and working capital and will permit the Company to substantially increase its budget for research and development and clinical trials and testing and to operate at significantly increased levels of operation, assuming RETICULOSE receives approvals and prospects for sales increase to justify such increased levels of operation, of which there can be no assurance. However, there can be no assurance that any additional options will be exercised. The recent prevailing market price for shares of Common Stock has been above the exercise prices of some of the outstanding options. However, there can be no assurance that the recent trading levels will be sustained or that any additional options will be exercised. Management anticipates that it may have to limit intentions to expand operations beyond current levels which involve expenditures of $105,000 per month. In addition, the Company has in the past sought debt financing, licensing agreements, joint ventures and other sources of financing, but no such financing except the Debenture is in place or identified or currently under discussion. There can be no assurance that any of the Company's distributors will ever obtain regulatory approvals to test, or market and sell RETICULOSE in any territory. In the event that financing is not available, in order to continue operations, management anticipates that they will have to defer their salaries. Management does not believe that, at present, debt or equity financing will be readily obtainable on favorable terms unless and until FDA approval for Phase I clinical testing is granted or comparable approval is obtained from another developed or developing country. Because of the uncertainties involved in the process of gaining approval for commercial drug use on humans, no assurance can be given that the Company will be able to sell RETICULOSE. See Item 1. Description of Business - THE INVESTIGATIONAL NEW DRUG APPLICATION PROCESS. For a discussion of the risk of relocation of LTD's manufacturing facility, see "LIQUIDITY."


ITEM 7.  FINANCIAL STATEMENTS

         The financial statements by Item 310(a) of Regulation S-B are included in this Report commencing on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The executive officers of the Company, and further information concerning them, are as follows:

         Name                               Positions
         ----                               ---------

         Shalom Z. Hirschman, M.D.      President and Chief Executive Officer,
                                        director
         Bernard Friedland              Chairman of the Board, director
         William Bregman                Secretary-Treasurer, director
         Louis J. Silver                director
         Robert C. Kolodny, M.D.        director
         William Gedale                 director

         Shalom Z. Hirschman, M.D. (age 60), President, Chief Executive Officer and a director of the Company since October 1996, was Director of the Division of Infectious Diseases and Professor of Medicine at Mount Sinai School of Medicine, New York, New York, from May 1969 until October 1996.

         Bernard Friedland (age 70), Chairman of the Board of the Company since May 1987, director of the Company since July 1985 and President and Chief Executive Officer of the Company from September 1985 until October 1996, was employed by Key, Inc. for 29 years, until March 1, 1986, in the Research and Development and Quality Assurance Departments in Pharmaceuticals, Pharmacology, and Canceantimetabolites. Has also has been President, Treasurer and a director of LTD since August 1984.

         William Bregman (age 75), director of the Company since July 1985 and Secretary-Treasurer of the Company since September 1985, was Vice President of the Company from September 1985 until May 1987 and Vice President and Secretary of LTD from August 1984 until July 1989, and has been a director of LTD since August 1984.

         Louis J. Silver (age 68), director of the Company since May 1992, has been self-employed as a free-lance bookkeeper and auditor since 1985. Mr. Silver previously served as a member of the Board of Directors of the Company during the periods from May 1987 to July 1987.

         Robert C. Kolodny, M.D. (age 52), a director of the Company since February 1997, has been Medical Director and Chairman of the Board of Behavioral Medicine Institute, New Canaan, Connecticut, and a Consultant in the Masters & Johnson Institute, St. Louis Missouri, since 1983. He is currently Managing General Partner of seven investment partnerships and a director of Gabelli-O'Connor Treasurer's Fund, a public company. From 1988 through 1994, Dr. Kolodny was a director of Lynch Corporation, a public company.

         William Gedale (age 54), a director of the Company since March 1997, has been unemployed since June 1996. From July 1995 to June 1996, he was managing partner of John W. Bristol Company, an investment firm. From March 1989 until June 1995, he was President and Chief Executive Officer of General American Investors' Company, an investment management firm.

         Bernard Friedland and William Bregman may be deemed a "parent" and "promoter" of the Company as those terms as defined in the rules and regulations promulgated under the Securities Act of 1933, as amended.

         Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

         For the fiscal year ended December 31, 1996, and for the period ended February 28, 1997, no person who was a director, officer or beneficial owner of more than 10% of the Common Stock was subject to Section 16 of the Exchange Act because the Common Stock is and was not registered under Section 12 of the Exchange Act.


ITEM 10. EXECUTIVE COMPENSATION.

DIRECTOR AND EXECUTIVE OFFICER COMPENSATION

Director Compensation

         The arrangement for director compensation is $150 for each meeting of the Board of Directors of the Company attended, which has not in fact been paid within at least the last three years.

Executive Officer Compensation

         No officer or director employed by the Company received salary and bonus exceeding in the aggregate $100,000 in the fiscal year 1996, 1995 or 1994. The following Summary Compensation Table sets forth the information concerning compensation for services in all capacities awarded to, earned by or paid to the three executive officers of the Company, all of whom are also directors of the Company. No other person employed by the Company earned in excess of $100,000 during the fiscal years ended December 31, 1996, 1995 and 1994.

                           SUMMARY COMPENSATION TABLE

                                                                                                    Long-Term
                                                                                                   Compensation
                                                                                                   ------------
                                               Annual Compensation                                    Awards
                                               -------------------
Name and Principal Position             Year       Salary($)       Bonus($)      Other Annual       Securities      All Other
                                                                                 Compensation       Underlying      Compensation
                                                                                 ($)(1)             Options/        ($)
                                                                                                    SARs(#)

Shalom Z. Hirschman, M.D., President    1996       68,750(2)       0             4,825(3)           15,000,000      4,316(4)
and Chief Executive Officer of the
Company since October 1996 and
consultant to the Company from May 24,
1995 until October 1996.

Bernard Friedland, Chairman of the      1996       35,000          0             6,500              0               0
Board of the Company since May 1987;
President and Chief Executive Officer   1995       35,000          0             6,500              0               0
of the Company from 1985 until
October 1996, and President and         1994       35,000          0             6,500              0               0
Treasurer of LTD since August 1984.

William Bregman, Secretary-Treasurer    1996       35,000          0             6,500              0               0
of the Company since 1985
                                        1995       35,000          0             6,500              0               0

                                        1994       35,000          0             6,500              0               0

----------------
(1) Other Annual Compensation represents medical insurance premiums paid by the Company for executive officers, except as stated in note (3) below.
(2) Under the Employment Agreement described under "-EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS," Dr. Hirschman's annual salary as President and Chief Executive Officer (among other titles) is $325,000.
(3) Other Annual Compensation for Dr. Hirschman includes $1,350 for medical insurance premiums paid by the Company for him, and $3,475 aggregate incremental cost to the Company of Dr. Hirschman's automobile lease, gas, oil, repairs and maintenance.
(4) The dollar value of insurance premiums paid by, or on behalf of, the Company with respect to term life insurance for the benefit of Dr. Hirschman.


         The following table sets forth information concerning stock option grants made during 1996 to the executive officers of the Company, including the potential realizable value of such grants assuming that the market value of the Common Stock appreciates from the date of the grant to the expiration of the option at the annualized rates of 5% and 10%, in each case compounded annually over the term of the option. These assumed annualized rates of appreciation have been specified by the Securities and Exchange Commission for illustration purposes only and are not intended to predict actual future prices of the Common Stock. Other than the 18,600,000 shares of Common Stock underlying Dr. Hirschman's options, of which 13,600,000 shares are currently exercisable, the Company currently has outstanding three Warrants, each to acquire 178,378 shares, at exercise prices of $0.288, $0.576 and $0.864 per

Warrant share, respectively, and options to acquire 15,715,733 shares of the Common Stock, none of which are beneficially owned by directors, officers or employees of the Company.

                                                    OPTION GRANTS TABLE


                                             Percent of
                                                Total                                               Potential Realizable Value at
                              Number of        Options      Market    Exercise                      Assumed Annual Rates of Stock
                             Securities      Granted to    Price on      or                      Price Appreciation for Option Term
                             Underlying      Employees in  Date of      Base                     ----------------------------------
          Name            Options Granted(1) Fiscal Year   Grant(2)    Price    Expiration Date      5%           10%
------------------------- ------------------------------   --------    -----    --------------- -----------------------------------
Shalom Z. Hirschman, M.D. 5,000,000          )    100%       $.1775     $0.19   March 23, 1999   $100,000      $250,000

                          5,000,000          )                .1775     $0.27   March 23, 1999         --            --

                          5,000,000          )                .1775     $0.36   March 23, 1999         --            --

--------------
1)       All options are non-qualified options.
2) The average of the high and low bid prices per share of Common Stock as reported by the Bulletin Board on March 22, 1996, the last trading day before the date of grant.

         The following table provides certain information concerning exercises of options during 1996 by the executive officers of the Company and the fiscal year-end value of unexercised options:

                                          AGGREGATED OPTION EXERCISES IN
                                           LAST FISCAL YEAR AND YEAR-END
                                                   OPTION VALUES

                                                                          Number of Securities
                                                                               Underlying           Value of Unexercised In-
                                    Shares Acquired                      Unexercised Options at       the-Money Options at
                                          on                Value            Fiscal Year-End             Fiscal Year-End
              Name                    Exercise(#)          Realized(1)  Exercisable/Unexercisable    Exercisable/Unexercisable
              ----                  ---------------        -----------  -------------------------    -------------------------

Shalom Z. Hirschman, M.D.             250,000(3)           $155,000       8,600,000/10,000,000         $901,000/$100,000
                                      350,000(3)            252,000
                                      300,000(3)            331,500

--------------
1) The difference between the average of the high and low bid prices per share of the Common Stock as reported by the Bulletin Board on the date of exercise, and the exercise or base price.
2) The difference between the average of the high and low bid prices per share of the Common Stock as reported by the Bulletin Board on December 31, 1996, $.29, and the exercise or base price.
3)       Exercise price of $.18 per share.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-
CONTROL ARRANGEMENTS

         Pursuant to an Employment Agreement, dated as of October 14, 1996, between the Company and Shalom Z. Hirschman, M.D. (the "Hirschman Employment Agreement"), the Company employs Dr. Hirschman, on a full business time basis as its President, Chief Executive Officer, Chief Scientific Officer and Chairman of its Scientific Advisory Board, with duties including supervising day-to-day operations of the Company, including management of scientific, medical, financial, regulatory and corporate matters, establishing appropriate laboratory, executive and other facilities for the Company, and raising additional capital for the Company. The Hirschman Employment Agreement includes an agreement by the Company that Dr. Hirschman will be nominated as a director of the Company for the duration of Dr. Hirschman's employment by the Company under the Hirschman Employment Agreement, and voting agreements by Bernard Friedland, William Bregman and Dr. Hirschman. See Item 11. Security Ownership of Certain Beneficial Owners and Management. The term of Dr. Hirschman's employment commenced on October 14, 1996 and continues for a period of three years unless extended by the parties or unless the Hirschman Employment Agreement is terminated by either party, either "for cause," as defined in and in accordance with the provisions of the Hirschman Employment Agreement, or on the basis that the Company does not receive, on or before December 31, 1997, funding from whatever source of at least $3,000,000, excluding traditional institutional and/or bank debt financing and excluding the proceeds received by the Company upon Dr. Hirschman's exercise of stock options or his purchase of any of the Company's securities. In the event either party terminates the Hirschman Employment Agreement as a result of the Company not receiving this funding, or the Company terminates that agreement "for cause," all stock options, benefits under stock bonus plans and stock appreciation rights ("SARs") (collectively, "Stock Rights") granted to him after October 14, 1996 may be canceled by the Company. If Dr. Hirschman terminates his employment otherwise than for cause, upon not less than 60 days prior written notice, he is entitled to compensation and other benefits, including the Stock Rights granted to him after October 14, 1996, accrued to the effective date of termination specified in that notice.

         Dr. Hirschman's compensation under the Hirschman Employment Agreement is an annual salary of $325,000, payable in equal monthly installments. The Hirschman Employment Agreement also entitles Dr. Hirschman to (a) a major medical insurance policy, disability policy and dental policy insurance to Dr. Hirschman and his dependents that is reasonably acceptable to the parties, and (b) a term life insurance policy at least in the amount of $1,000,000, with a beneficiary to be designated by Dr. Hirschman. Dr. Hirschman agrees to cooperate with the Company in its purchase of a "key man" life insurance policy on his life for the benefit of the Company. The Company further agrees to (a) take such action as may be necessary to permit Dr. Hirschman to be entitled to participate in stock option, stock bonus or similar plans (including plans for SARs) as are established by the Company, (b) lease or purchase for Dr. Hirschman, at his discretion, an automobile selected and to be used by him, having a list price not in excess of $40,000, and pay for all gas, oil, repairs and maintenance, as well as the lease or purchase payments, as applicable, in connection with the automobile, (c) reimburse Dr. Hirschman for all of his proven expenses incurred in and about the course of his employment that are deductible under the current tax law, including, among other expenses, his license fees, membership dues in professional organizations, subscriptions to professional journals, necessary travel, hotel and entertainment expenses incurred in connection with overnight, out-of-town trips that contribute to the benefit of the Company in the reasonable determination of Dr. Hirschman, and all other expenses that may be pre-approved by the Board of Directors of the Company, and (d) provide not less than four weeks paid vacation annually and such paid sick or other leave as the Company provides to all of its employees.

         The Hirschman Employment Agreement further provides that Dr. Hirschman is not authorized, without the express written consent of the Board of Directors and other than in the ordinary course of business, to pledge the credit of the Company or any of its other employees, to bind the Company, to release or discharge any debt due the Company unless the Company has received payment in full, or to dispose (as collateral or otherwise) of all or substantially all of the Company's assets.

         Dr. Hirschman has agreed that he will assign to the Company all patents developed by Dr. Hirschman or resulting from his knowledge acquired while performing his duties under the Hirschman Employment Agreement, and that, if his employment under the Hirschman Employment Agreement is terminated by the Company "for cause" or by Dr. Hirschman otherwise than "for cause," as specified in that agreement, he will not, directly or indirectly, compete with the Company for three years after termination or solicit the Company's employees to leave the service of the Company for one year after termination.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as at February 28, 1997, certain information regarding the beneficial ownership of the Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding voting securities; (ii) each of the Company's directors; and (iii) all directors and officers of the Company as a group:

Name and Address of Beneficial Owner     Shares of Common Stock
                                         Beneficially Owned            Percent Owned

                                         ----------------------        -------------
Shalom Z. Hirschman, M.D.                   13,600,000(2)(3)                 4.8%
c/o Advanced Viral Research Corp.
1250 East Hallandale Beach Blvd.
Hallandale, FL 33009

Bernard Friedland                           39,876,730(3)(4)                14.9%
c/o Advanced Viral Research Corp.
1250 East Hallandale Beach Blvd.
Hallandale, FL 33009

William Bregman                             35,682,403(3)(5)                13.4%
c/o Advanced Viral Research Corp.
1250 East Hallandale Beach Blvd.
Hallandale, FL 33009

Louis I. Silver                                501,000                         *
5110 S.W. 127th Place
Miami, FL 33175

Robert C. Kolodny, M.D.                              0                        -
Behavioral Medicine Institute
885 Oenoke Ridge Road
New Canaan, CT 06840

William Gedale                                       0                        -
1775 Broadway, Suite 1410
New York, NY 10019

All officers & directors (6 persons)        89,660,133(3)(6)                31.9%

-------------------------
*    Less than 1%
(1) Assumes no purchases of Common Stock other than by exercise of options outstanding as of February 28, 1997. For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Exchange Act; the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of the Exchange Act. Under the rules of the Commission, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose of or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. Except as otherwise indicated, each Selling Stockholder named in the table has sole voting and dispositive power with respect to such Selling Stockholder's shares. Shares of Common Stock subject to options held by directors and executive officers that are exercisable within 60 days after February 28, 1997 are deemed beneficially owned by such person and outstanding for the purpose of computing such director's or executive officer's percentage beneficial ownership and the percentage beneficial ownership of all directors and executive officers as a group. According to American Stock Transfer & Trust Company, the transfer agent for the Common Stock, 267,081,058 shares of the Common Stock were outstanding as of the close of business on February 28, 1997.
(2) Consists of shares which may be acquired pursuant to Common Stock purchase options exercisable within 60 days after February 28, 1997.
(3) The Hirschman Employment Agreement provides that Messrs. Friedland and Bregman, during the term of Dr. Hirschman's employment under that agreement, shall vote all shares of the Common Stock owned or voted by them in favor of Dr. Hirschman as a director of the Company. That agreement, however, does not restrict or otherwise limit their right to sell their shares to third parties without restriction. The Hirschman Employment Agreement also provides that Dr. Hirschman, during that term, shall take no action which shall preclude Messrs. Friedland and Bregman from being nominees as directors of the Company and that Dr. Hirschman shall vote all shares of the Common Stock owned or voted by him in favor of Messrs. Friedland and Bregman as directors of the Company. See Item 10. Executive Compensation - EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.
(4) Includes 1,000,000 shares of the Common Stock owned by Mr. Friedland and Beth Friedland, his daughter, as joint tenants, 20,000,000 shares of the Common Stock owned by Mr. Friedland and Shirley Friedland, his spouse, as joint tenants, and 60,000 shares of the Common Stock (as to which Mr. Friedland disclaims beneficial ownership) owned by Shirley Friedland. On March 4, 1997, Mr. Friedland transferred 1,000,000 of the shares owned by him to the B&SD Friedland Foundation, a not-for-profit foundation controlled by him.
(5) Includes 23,435,000 shares of the Common Stock held in a trust for which Mr. Bregman is the sole trustee and sole beneficiary.
(6) Includes shares which may be acquired pursuant to Common Stock purchase options held by Dr. Hirschman that are exercisable within 60 days after February 28, 1997.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         For the past three fiscal years, there were no material transactions between the Company and any of its officers or directors which involved $60,000 or more.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

      a. Documents filed as a part of this report:

                                                                        Page

         1.       Consolidated Financial Statements                     F-1

         2.       Notes to Consolidated Financial Statements

                    Schedules have been omitted either because they are not applicable or because the required information is reported in the financial statements or notes.

         3.       Exhibits

Exhibit               Description
-------               -----------

                           EXHIBIT NUMBER DESCRIPTION

3(a)     Articles of Incorporation of Advanced Viral Research Corp.(2)

3(b)     Bylaws of Advanced Viral Research Corp., as amended(1)

3(c)     Amendment to Articles of Incorporation of Advanced Viral Research
         Corp.(2)

4(a)     Specimen Certificate of Common Stock(1)

4(b)     Specimen Warrant Certificate(1)

4(c)     Warrant Agreement between the Company and American Stock Transfer and
         Trust Company(1)

4(d)     Forms of Common Stock Options and Agreements granted by the Company to
         TRM Management Corp.(5)

4(e)     Form of Common Stock Option and Agreement granted by the Company to
         Plata Partners Limited Partnership(12)

4(f)     Consulting Agreement, dated September 11, 1992, and Form of Common
         Stock granted by the Company to Leonard Cohen (6)

4(g)     Addendum to Agreement granted by the Company to Shalom Z. Hirschman,
         M.D. dated March 24, 1996(10)

10(a) Declaration of Trust by Bernard Friedland and William Bregman in favor of the Company dated November 16, 1987(12)

10(b)    Clinical Trials Agreement, dated September 19, 1990, between Clinique
         Medical Actuel and the Company(3)

10(c)    Letter, dated March 15, 1991 to the Company from Health Protection
         Branch(3)

10(d)    Agreement dated August 20, 1991 between TRM Management Corp. and the
         Company(11)(i)

10(e)    Lease dated December 18, 1991 between Bayview Associates, Inc. and the
         Company(4)

10(f)    Lease Agreement, dated February 16, 1993 between Stortford Brickell
         Inc. and the Company(7)

10(g) Consulting Agreement dated February 28, 1993 between Leonard Cohen and the Company(8)

10(h)    Medical Advisor Agreement, dated as of September 14, 1993, between
         Lionel Resnick, M.D. and the Company(11)(ii)

10(i) Agreement, dated November 9, 1993, between Dormer Laboratories Inc. and the Company(12)

10(j)    Exclusive Distribution Agreement, dated April 25, 1994, between
         C.U.R.E. Pharmaceutical Corp. and the Company(11)(iii)


10(k)    Exclusive Distribution Agreement, dated as of June 1, 1994, between
         C.U.R.E. Pharmaceutica Central Americas Ltd. and the Company. (11)(iv)

10(l)    Exclusive Distribution Agreement dated as of June 17, 1994 between DCT
         S.R.L. and the Company, as amended(11)(v)

10(m)    Contract, dated as of October 25, 1994 between Commonwealth
         Pharmaceuticals of the Channel Islands and the Company(11)(vi)

10(n)    Agreement dated May 24, 1995 between the Company and Deborah Silver(9)

10(o)    Agreement dated May 29, 1995 between the Company and Shalom Z.
         Hirschman, M.D.(9)

10(p)    Exclusive Distribution Agreement, dated as of June 2, 1995, between
         AVIX International Pharmaceuticals Corp. and the Company(12)

10(q)    Supplement to Exclusive Distribution Agreement, dated November 2, 1995 with Commonwealth Pharmaceuticals(12)

10(r)    Exclusive Distributorship & Limited License Agreement, dated December
         28, 1995, between AVIX International Pharmaceutical Corp., Beijing
         Unistone Pharmaceutical Co., Ltd. and the Company(11)(vii)

10(s)    Modification Agreement, dated December 28, 1995, between AVIX
         International Pharmaceutical Corp. and the Company(11)(vii)

10(t)    Agreement dated April 1, 1996, between DCT S.R.L. and the
         Company(11)(viii)

10(u) Addendum, dated as of March 24, 1996, to Consulting Agreement between the Company and Shalom Z. Hirschman, M.D.(10)

10(v)    Addendum to Agreement, dated July 11, 1996, between AVIX International
         Pharmaceutical Corp. and the Company(11)(ix)

10(w)    Employment Agreement, dated October 17, 1996, between the Company and
         Shalom Z. Hirschman, M.D. (11)(x)

10(x) Lease, dated February 7, 1997 between Robert Martin Company, LLC and the Company(12)

10(y) Copy of Purchase and Sale Agreement, dated February 21, 1997 between the Company and Interfi Capital Group(11)(xi)

10(z)    Material Transfer Agreement-Cooperative Research And Development
         Agreement, dated March 13, 1997, between National Institute of Health,
         Food and Drug Administration and the Centers for Disease Control and
         Prevention(11)(xii)

21 Subsidiaries of Registrant - Advance Viral Research Limited, a Bahamian corporation.

27 Financial Data Schedule for the Company as of and for the two years in period ended December 31, 1996.

----------
(1) Documents incorporated by reference herein to certain exhibits the Company's Registration Statement on Form S-1, as amended, File No. 33-33895, filed with the Securities and Exchange Commission on March 19, 1990.
(2) Documents incorporated by reference herein to certain exhibits to the Company's Registration Statement on Form S-18, File No. 33-2262-A, filed with the Securities and Exchange Commission on February 12, 1989.
(3) Documents incorporated by reference herein to certain exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
(4) Documents incorporated by reference herein to certain exhibits to the Company's Annual Report on form 10-K for period ended March 31, 1991.

(5) Documents incorporated by reference herein to certain exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
(6) Documents incorporated by reference herein to certain exhibits to the Company's report on Form 10-Q for the period ended September 30, 1992.
(7) Documents incorporated by reference herein to certain exhibits to the Company's Annual Report on Form 10- KSB for the fiscal year ended December 31, 1992.
(8) Documents incorporated by reference herein to certain exhibits to the Company's report on Form 10-QSB for the period ended March 31, 1993.
(9) Documents incorporated by reference herein to certain exhibits to the Company's report onForm 10-QSB for the period ended June 30, 1995.
(10) Documents incorporated by reference herein to certain exhibits to the Company's report on Form 10-QSB for the period ended March 31, 1996.
(11) Incorporated by reference herein to the Company's Reports on Form 8-K and Exhibits thereto as follows:
         (i)      A report on Form 8-K dated January 3, 1992.
         (ii)     A report on Form 8-K dated September 14, 1993.
         (iii)    A report on Form 8-K dated April 25, 1994.
         (iv)     A report on Form 8-K dated June 3, 1994.
         (v)      A report on Form 8-K dated June 17, 1994.
         (vi)     A report on Form 8-K dated October 25, 1994.
         (vii)    A report on Form 8-K dated December 28, 1995.
         (viii)   A report on Form 8-K dated April 22, 1996.
         (ix)     A report on Form 8-K dated July 12, 1996.
         (x)      A report on Form 8-K dated October 17, 1996.
         (xi)     A report on Form 8-K dated February 21, 1997.
         (xii)    A report on Form 8-K dated March 25, 1997.
(12)     Filed herewith.


         b. Reports on Form 8-K during and after the fiscal quarter ended December 31, 1996:

(1) Report dated October 17, 1996, including Item 5, regarding Employment Agreement dated October 17, 1996 between Advanced Viral Research Corp. and Shalom Z. Hirschman, M.D. No financial statements were filed.

(2)      Report dated February 21, 1997, including Item 5, regarding:

                  A. the Convertible Debenture to RBB Bank AG dated February 21, 1997;
                  B. An executed lease dated February 24, 1997 from Robert Martin Company, LLC to the Company; and C. Acceptance of the Company's invitation to Robert C. Kolodney, M.D. to serve as a member of its Board of Directors as of February 24, 1997 until the next annual meeting of shareholders and until a successor shall be elected and shall qualify. No financial statements were filed.

(3) Report dated March 13, 1997, including Item 5, regarding an Agreement with the National Cancer Institute of the National Institutes of Health and the Company, dated March 13, 1997. No financial statements were filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 1997               ADVANCED VIRAL RESEARCH CORP.
                                   (Registrant)


                                   By:  /s/ Shalom Z. Hirschman,  M.D.
                                        ---------------------------------------
                                         Shalom Z. Hirschman, M.D., President
                                         and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 14, 1997               By:  /s/ Shalom Z. Hirschman, M.D.
                                        ---------------------------------------
                                         Shalom Z. Hirschman, M.D., President
                                         and Chief Executive Officer
                                         and director


Date: April 14, 1997               By:  /s/ Bernard Friedland
                                        ---------------------------------------
                                         Bernard Friedland, Chairman of the
                                         Board and director


Date: April 14, 1997               By:  /s/ William Bregman
                                        ---------------------------------------
                                         William Bregman, Secretary -
                                         Treasurer, director, Principal
                                         Financial and Accounting Officer


Date: April 14, 1997               By:  /s/ Louis J. Silver
                                        ---------------------------------------
                                         Louis J. Silver, director


Date: April 14, 1997               By:  /s/ Robert C. Kolodny, M.D.
                                        ---------------------------------------
                                         Robert C. Kolodny, M.D., director


Date: April 14, 1997               By:   /s/ William Gedale
                                        ---------------------------------------
                                         William Gedale, director

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                               TABLE OF CONTENTS
                               -----------------

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........  F-3
Consolidated Financial Statements
  Balance Sheet, December 31, 1996..........................  F-4
  Statement of Operations for the Years Ended December 31,
     1996 and 1995 and from Inception (February 20, 1984) to
     December 31, 1996......................................  F-5
  Statement of Stockholders' Equity from Inception (February
     20, 1984) to December 31, 1996.........................  F-6
  Statement of Cash Flows for the Years Ended December 31,
     1996 and 1995 and from Inception (February 20, 1984) to
     December 31, 1996......................................  F-9
  Notes to Consolidated Financial Statements................  F-10

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Stockholders and Directors
Advanced Viral Research Corp.
  (A Development Stage Company)
Hallandale, Florida

     We have audited the accompanying consolidated balance sheet of Advanced Viral Research Corp. (A Development Stage Company) as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996 and for the period from inception (February 20, 1984) to December 31, 1996. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Viral Research Corp. (A Development Stage Company) as of December 31, 1996 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 and for the period from inception (February 20, 1984) to December 31, 1996 in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              RACHLIN COHEN & HOLTZ

Miami, Florida
January 28, 1997

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1996

                                 ASSETS
Current Assets:
  Cash and cash equivalents.................................  $    61,396
  Investments...............................................    1,378,841
  Inventory.................................................       19,729
  Other current assets......................................       16,081
                                                              -----------
          Total current assets..............................    1,476,047
Property and Equipment......................................      207,209
Other Assets................................................       33,544
                                                              -----------
          Total assets......................................  $ 1,716,800
                                                              ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities..................  $    46,674
  Customer deposits.........................................        7,800
                                                              -----------
          Total current liabilities.........................       54,474
                                                              -----------
Commitments and Contingencies...............................           --
Stockholders' Equity:
  Common stock; 1,000,000,000 shares of $.00001 par value
     authorized, 267,031,058 shares issued and
     outstanding............................................        2,671
  Additional paid-in capital................................    7,003,351
  Subscription receivable...................................      (19,000)
  Deficit accumulated during the development stage..........   (4,851,537)
  Deferred compensation cost................................     (473,159)
                                                              -----------
          Total stockholders' equity........................    1,662,326
                                                              -----------
          Total liabilities and stockholders' equity........  $ 1,716,800
                                                              ===========

                See notes to consolidated financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        INCEPTION
                                                                                      (FEBRUARY 20,
                                                          YEAR ENDED DECEMBER 31,       1984) TO
                                                        ---------------------------   DECEMBER 31,
                                                            1996           1995           1996
                                                        ------------   ------------   -------------
Revenues:
  Sales...............................................  $     24,111   $     27,328    $   192,041
  Interest............................................        46,796         16,155        345,409
  Other income........................................        32,000         25,000        112,000
                                                        ------------   ------------    -----------
                                                             102,907         68,483        649,450
                                                        ------------   ------------    -----------
Costs and Expenses:
  Research and development............................       255,660         34,931      1,106,408
  General and administrative..........................       695,915        420,757      3,926,133
  Depreciation and amortization.......................       306,072         14,679        466,236
  Interest............................................            --             --          2,210
                                                        ------------   ------------    -----------
                                                           1,257,647        470,367      5,500,987
                                                        ------------   ------------    -----------
Net Loss..............................................  $ (1,154,740)  $   (401,884)   $(4,851,537)
                                                        ============   ============    ===========
Net Loss Per Common Share.............................  $       (.00)  $       (.00)
                                                        ------------   ------------
Weighted Average Number of Common Shares
  Outstanding.........................................   257,645,815    248,022,608
                                                        ============   ============

                See notes to consolidated financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 1996

                                              COMMON STOCK                                 DEFICIT
                                          ---------------------                          ACCUMULATED
                                          AMOUNT                            ADDITIONAL   DURING THE
                                           PER                               PAID-IN     DEVELOPMENT
                                          SHARE       SHARES      AMOUNT     CAPITAL        STAGE
                                          ------   ------------   -------   ----------   -----------
Balance, inception (February 20, 1984)
  as previously reported................  $                  --   $ 1,000   $       --   $    (1,000)
Adjustment for pooling of interests.....                     --    (1,000)       1,000            --
                                                   ------------   -------   ----------   -----------
Balance, inception, as restated.........                     --        --        1,000        (1,000)
  Net loss, period ended December 31,
     1984...............................                     --        --           --       (17,809)
                                                   ------------   -------   ----------   -----------
Balance, December 31, 1984..............                     --        --        1,000       (18,809)
  Issuance of common stock for cash.....     .00    113,846,154     1,138          170            --
  Net loss, year ended December 31,
     1985...............................                     --        --           --       (25,459)
                                                   ------------   -------   ----------   -----------
Balance, December 31, 1985..............            113,846,154     1,138        1,170       (44,268)
  Issuance of common stock -- public
     offering...........................     .01     40,000,000       400      399,600            --
  Issuance of underwriter's warrants....                     --        --          100            --
  Expenses of public offering...........                     --        --     (117,923)           --
  Issuance of common stock, exercise of
     "A" warrants.......................     .03        819,860         9       24,587            --
  Net loss, year ended December 31,
     1986...............................                     --        --           --      (159,674)
                                                   ------------   -------   ----------   -----------
Balance, December 31, 1986..............            154,666,014     1,547      307,534      (203,942)
                                                   ------------   -------   ----------   -----------
Balance, December 31, 1986..............            154,666,014     1,547      307,534      (203,942)
  Issuance of common stock, exercise of
     "A" warrants.......................     .03     38,622,618       386    1,158,321            --
  Expenses of stock issuance............                     --        --      (11,357)           --
  Acquisition of subsidiary for cash....                     --        --      (46,000)           --
  Cancellation of debt due to
     stockholders.......................                     --        --       86,565            --
  Net loss, period ended December 31,
     1987...............................                     --        --           --      (258,663)
                                                   ------------   -------   ----------   -----------
Balance, December 31, 1987..............            193,288,632     1,933    1,495,063      (462,605)
  Net loss, year ended December 31,
     1988...............................                     --        --           --      (199,690)
                                                   ------------   -------   ----------   -----------
Balance, December 31, 1988..............            193,288,632     1,933    1,495,063      (662,295)
  Net loss, year ended December 31,
     1989...............................                     --        --           --      (270,753)
                                                   ------------   -------   ----------   -----------
Balance, December 31, 1989..............            193,288,632     1,933    1,495,063      (933,048)
  Issuance of common stock, expiration
     of redemption offer on "B"
     warrants...........................     .05      6,729,850        67      336,475            --
  Issuance of common stock, exercise of
     "B" warrants.......................     .05        268,500         3       13,422            --
  Issuance of common stock, exercise of
     "C" warrants.......................     .08         12,900        --        1,032            --
  Net loss, year ended December 31,
     1990...............................                     --        --           --      (267,867)
                                                   ------------   -------   ----------   -----------
Balance, December 31, 1990..............            200,299,882     2,003    1,845,992    (1,200,915)
                                                   ------------   -------   ----------   -----------
  Issuance of common stock, exercise of
     "B" warrants.......................     .05         11,400        --          420            --
  Issuance of common stock, exercise of
     "C" warrants.......................     .08          2,500        --          200            --

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -- (CONTINUED)

                                              COMMON STOCK                                 DEFICIT
                                          ---------------------                          ACCUMULATED
                                          AMOUNT                            ADDITIONAL   DURING THE
                                           PER                               PAID-IN     DEVELOPMENT
                                          SHARE       SHARES      AMOUNT     CAPITAL        STAGE
                                          ------   ------------   -------   ----------   -----------
  Issuance of common stock, exercise of
     underwriters warrants..............    .012      3,760,000        38       45,083            --
  Net loss, year ended December 31,
     1991...............................                     --        --           --      (249,871)
                                                   ------------   -------   ----------   -----------
Balance, December 31, 1991..............            204,073,782     2,041    1,891,695    (1,450,786)
  Issuance of common stock, for
     testing............................   .0405     10,000,000       100      404,900            --
  Issuance of common stock, for
     consulting services................    .055        500,000         5       27,495            --
  Issuance of common stock, exercise of
     "B" warrants.......................     .05      7,458,989        75      372,875            --
  Issuance of common stock, exercise of
     "C" warrants.......................     .08      5,244,220        52      419,487            --
  Expenses of stock issuance............                                        (7,792)
  Net loss, year ended December 31,
     1992...............................                     --        --           --      (839,981)
                                                   ------------   -------   ----------   -----------
Balance, December 31, 1992..............            227,276,991     2,273    3,108,660    (2,290,767)
  Issuance of common stock, for
     consulting services................    .055        500,000         5       27,495            --
  Issuance of common stock, for
     consulting services................              3,500,000        35      104,965            --
  Issuance of common stock, for
     testing............................    .035      5,000,000        50      174,950            --
  Net loss, year ended December 31,
     1993...............................                     --        --           --      (563,309)
                                                   ------------   -------   ----------   -----------
Balance, December 31, 1993..............           $236,276,991   $ 2,363   $3,416,070   $(2,854,076)
                                                   ============   =======   ==========   ===========

                See notes to consolidated financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 1996

                                       COMMON STOCK                                              DEFICIT
                                   --------------------                                        ACCUMULATED
                                   AMOUNT                          ADDITIONAL                  DURING THE      DEFERRED
                                    PER                             PAID-IN     SUBSCRIPTION   DEVELOPMENT   COMPENSATION
                                   SHARE      SHARES      AMOUNT    CAPITAL      RECEIVABLE       STAGE          COST
                                   ------   -----------   ------   ----------   ------------   -----------   ------------
Balance, December 31, 1993.......   $       236,276,991   $2,363   $3,416,070     $     --     $(2,854,076)   $     --
  Issuance of common stock, for
    consulting services..........    .05      4,750,000       47      237,453           --              --           --
  Issuance of common stock,
    exercise of options..........    .08        400,000        4       31,996           --              --           --
  Issuance of common stock,
    exercise of options..........    .10        190,000        2       18,998           --              --           --
  Net loss, year ended December
    31, 1994.....................                    --       --           --           --        (440,837)          --
                                            -----------   ------   ----------     --------     -----------    ---------
Balance, December 31, 1994.......           241,616,991    2,416    3,704,517           --      (3,294,913)          --
  Issuance of common stock,
    exercise of options..........    .05      3,333,333       33      166,633           --              --           --
  Issuance of common stock,
    exercise of options..........    .08      2,092,850       21      167,407           --              --           --
  Issuance of common stock,
    exercise of options..........    .10      2,688,600       27      268,833           --              --           --
  Issuance of common stock, for
    consulting services..........    .11      1,150,000       12      126,488           --              --           --
  Issuance of common stock, for
    consulting services..........    .14        300,000        3       41,997           --              --           --
  Net loss, year ended December
    31, 1995.....................                    --       --           --           --        (401,884)          --
                                            -----------   ------   ----------     --------     -----------    ---------
Balance, December 31, 1995.......           251,181,774    2,512    4,475,875           --      (3,696,797)          --
                                            -----------   ------   ----------     --------     -----------    ---------
  Issuance of common stock,
    exercise of options..........    .05      3,333,334       33      166,634           --              --           --
  Issuance of common stock,
    exercise of options..........    .08      1,158,850       12       92,696           --              --           --
  Issuance of common stock,
    exercise of options..........    .10      7,163,600       72      716,288           --              --           --
  Issuance of common stock,
    exercise of options..........    .11        170,000        2       18,698           --              --           --
  Issuance of common stock,
    exercise of options..........    .12      1,300,000       13      155,987           --              --           --
  Issuance of common stock,
    exercise of options..........    .18      1,400,000       14      251,986           --              --           --
  Issuance of common stock,
    exercise of options..........    .19        500,000        5       94,995           --              --           --
  Issuance of common stock,
    exercise of options..........    .20        473,500        5       94,695           --              --           --
  Issuance of common stock, for
    services rendered............    .50        350,000        3      174,997           --              --           --
  Options granted................                    --       --      760,500           --              --     (473,159)
  Subscription receivable........                    --       --           --      (19,000)             --           --
  Net loss, year ended December
    31, 1996.....................                    --       --           --           --      (1,154,740)          --
                                            -----------   ------   ----------     --------     -----------    ---------
Balance, December 31, 1996.......           267,031,058   $2,671   $7,003,351     $(19,000)    $(4,851,537)   $(473,159)
                                            ===========   ======   ==========     ========     ===========    =========

                See notes to consolidated financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      INCEPTION
                                                                                 (FEBRUARY 20, 1984)
                                                       YEAR ENDED DECEMBER 31,           TO
                                                       -----------------------      DECEMBER 31,
                                                          1996         1995             1996
                                                       -----------   ---------   -------------------
Cash Flows from Operating Activities:
  Net loss...........................................  $(1,154,740)  $(401,884)       $(4,851,537)
                                                       -----------   ---------        -----------
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization...................       18,731      14,679            178,895
     Amortization of deferred compensation cost......      287,341          --            287,341
     Issuance of common stock for services...........      175,000     168,500          1,372,000
     Increase in other current assets................       (3,114)     (2,804)           (16,081)
     Increase in inventory...........................       (1,638)    (18,091)           (19,729)
     Increase in other assets........................      (27,085)     (4,659)           (33,544)
     Increase (decrease) in accounts payable and
       accrued liabilities...........................       39,823     (25,594)            52,874
                                                       -----------   ---------        -----------
       Total adjustments.............................      489,058     132,031          1,821,756
                                                       -----------   ---------        -----------
       Net cash used in operating activities.........     (665,682)   (269,853)        (3,029,781)
                                                       -----------   ---------        -----------
Cash Flows from Investing Activities:
  Purchase of investments............................   (1,247,256)   (474,000)        (1,726,256)
  Proceeds from sale of investments..................      347,415          --            347,415
  Repayments on loan receivable -- stockholder.......           --       8,762                 --
  Expenditures for property and equipment............      (11,446)     (5,075)          (384,504)
                                                       -----------   ---------        -----------
     Net cash used in investing activities...........     (911,287)   (470,313)        (1,763,345)
                                                       -----------   ---------        -----------
Cash Flows from Financing Activities:
  Proceeds from sale of securities, net of issuance
     costs...........................................    1,573,135     602,955          4,854,522
                                                       -----------   ---------        -----------
     Net cash provided by financing activities.......    1,573,135     602,955          4,854,522
                                                       -----------   ---------        -----------
Net Increase (Decrease) in Cash and Cash
  Equivalents........................................       (3,834)   (137,211)            61,396
Cash and Cash Equivalents, Beginning.................       65,230     202,441                 --
                                                       -----------   ---------        -----------
Cash and Cash Equivalents, Ending....................  $    61,396   $  65,230        $    61,396
                                                       ===========   =========        ===========
Supplemental Disclosure of Non-Cash Financing
  Activities:
  Options granted accounted for as deferred
     compensation cost...............................  $   760,500
                                                       ===========

                See notes to consolidated financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

            Advanced Viral Research Corp. (the Company) was incorporated in Delaware on July 31, 1985. The Company was organized for the purpose of manufacturing and marketing a pharmaceutical product named RETICULOSE. While the Company has had limited sales of this product, primarily for research purposes, the success of the Company will be dependent upon obtaining certain regulatory approval for its pharmaceutical product, RETICULOSE, to commence commercial operations. The Company was in the development stage at December 31, 1996.

         PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of the Company and its 99.6% owned subsidiary, Advance Viral Research
            (LTD), a Bahamian Corporation. All significant intercompany accounts have been eliminated.

         CASH EQUIVALENTS

            Cash equivalents consist of highly liquid investments, with original maturities of three months or less.

         INVESTMENTS

            Investments consist of certificates of deposit with maturities greater than three months, carried at cost which is market value, and U.S. Government discount notes and U.S. Treasury Bills. The notes and treasury bills are classified as "held to maturity" and are carried at amortized cost which approximates market value.

         PROPERTY AND EQUIPMENT

            Property and equipment are recorded at cost and depreciated using the straight-line method, over the estimated useful lives of the assets. Gain or loss on disposition of assets is recognized currently. Maintenance and repairs are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

         RECLASSIFICATION

            Certain amounts in the 1995 financial statements have been reclassified to conform to 1996 presentation.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)





NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.


NOTE 2.  BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate the continuance of the Company as a going concern. The Company has suffered losses from operations during its operating history. The Company is dependent upon registration of RETICULOSE for sale before it can begin commercial operations. The Company's cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials required by the FDA. Management does not anticipate registration or other approval of RETICULOSE in the near future in the United States. Unless and until RETICULOSE is approved for sale in the United States or another industrially developed country, the Company may be dependent upon the continued sale of its securities for funds to meet its cash requirements. Management intends to continue to sell the Company's securities in an attempt to mitigate the effects of its cash position; however, no assurance can be given that such equity financing, if and when required, will be available. In the event that such equity financing is not available, in order to continue operations, management anticipates that they will have to defer their salaries.
         In addition, the Company may seek debt financing, but no agreements have been entered with regard to such financing. No assurance can be given that the Company will be able to sustain its operations until FDA approval is granted or that any approval will ever be granted. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.


NOTE 3.  ACQUISITION

         Two of the principal stockholders of the Company acquired LTD, a Bahamian Corporation with pharmaceutical manufacturing and warehousing facilities, on February 20, 1984. The acquisition is a combination of two entities under common control and has been accounted for in a manner similar to a pooling of interests. In 1986, the Company acquired from LTD exclusive rights to manufacture and market RETICULOSE worldwide, except within the Bahamas, for $50,000. The Company also purchased inventory of RETICULOSE from LTD for $45,000 and was obligated to pay $3 per ampule of RETICULOSE for the initial 100,000 ampules purchased and $2 per ampule for purchases exceeding 100,000 ampules. On December 16, 1987, the Company acquired the controlling beneficial interest in 99.6% of the common stock of LTD through an appropriate trust agreement to satisfy the rules of the Bahamian Government, from two of the principal stockholders of the Company at a cost of $46,000. Both stockholders concurrently canceled $86,565 of indebtedness due them from LTD.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)





NOTE 4.  PROPERTY AND EQUIPMENT

                                                            Estimated
                                                           Useful Lives     December 31,      December 31,
                                                             (Years)            1996              1995
                                                             -------            ----              ----
          Land and improvements                           15                  $  34,550         $  34,550
          Building and improvements                       30                    239,434           239,434
          Machinery and equipment                         5                     110,520            99,074
                                                                                -------          --------
                                                                                384,504           373,058
          Less accumulated depreciation                                         177,295           158,564
                                                                                -------           -------
                                                                               $207,209          $214,494
                                                                                =======           =======

         The Company maintains certain property and equipment in Freeport, Bahamas. The property and equipment amounted to $369,358 as of December 31, 1996 including $17,623 expended in 1987 to purchase a land lease expiring in 2068. These amounts are included above.


NOTE 5.  COMMITMENTS AND CONTINGENCIES

         GENERAL

         POTENTIAL CLAIM FOR ROYALTIES

            The Company may be subject to claims from certain third parties for royalties due on sale of RETICULOSE in an amount equal to 5% of net sales in the United States and 4% of net sales in foreign countries. The Company has not as yet received any notice of claim from such parties.

         POTENTIAL LOSS OF BAHAMIAN RIGHTS

            RETICULOSE is manufactured by Advance Viral Research, Limited (LTD) in facilities located in Freeport, Grand Bahama Island. LTD has a license to manufacture pharmaceutical products for export from the Grand Bahama Port Authority. LTD's counsel was advised in August 1988 by the Ministry of Health of the Government of the Bahamas that a license from the Ministry of Health is required for the manufacture of pharmaceuticals in the Freeport area of Grand Bahama Island. LTD has received an opinion of its counsel in the Bahamas that the license from the Grand Bahama Port Authority is valid for the manufacture for export by LTD's of ethical pharmaceutical products in the Freeport area of Grand Bahama Island. No proceeding to prevent LTD's export of RETICULOSE has been instituted by the Government of the Bahamas. If such proceedings are instituted, LTD intends to defend them vigorously. No assurance can be given that LTD would successfully defend such claim.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)





NOTE 5.  COMMITMENTS AND CONTINGENCIES

         PRODUCT LIABILITY

            The Company could be subjected to claims for adverse reactions resulting from the use of RETICULOSE. Although the Company is unaware of any such claims or threatened claims since RETICULOSE was initially marketed in the 1940's, one study noted adverse reactions from highly concentrated doses in guinea pigs. In the event any claims for substantial amounts were successful, they could have a material adverse effect on the Company's financial condition and on the marketability of RETICULOSE. As of the date hereof, the Company does not have product liability insurance for RETICULOSE. There can be no assurance that the Company will be able to secure such insurance in adequate amounts, at reasonable premiums. Should the Company be unable to secure such product liability insurance, the risk of loss to the Company in the event of claims would be greatly increased.

         LACK OF PATENT PROTECTION

            The Company does not presently have a patent for RETICULOSE but the Company is currently applying for patents for RETICULOSE and certain other diseases. The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing a similar product. There can be no assurance that the Company will obtain such patents or if obtained that they will be enforceable.

         OFFICE LEASE

            Management executed a non-cancelable lease for new office space on January 1, 1996, expiring on December 31, 1998 at approximately $14,000 annually.

            The Company leased an auto on October 26, 1996 for 36 months at $450 per month. Lease expense for the years ended December 31, 1996 and 1995 totaled $13,315 and $13,832, respectively.

            Future minimum lease payments are as follows:

               1997                                            $19,500
               1998                                             19,500
               1999                                              4,500
                                                               -------
                                                               $43,500
                                                                ======

         TESTING AGREEMENTS

         PLATA PARTNERS LIMITED PARTNERSHIP

            On March 20, 1992, the Company entered into an agreement with Plata Partners Limited Partnership ("Plata") pursuant to which Plata agreed to perform a demonstration in the Domincan Republic in accordance with a certain agreed upon protocol (the "Protocol") to assess the efficacy of a treatment using RETICULOSE incorporated in the Protocol against AIDS (the "Plata Agreement"). Plata covered all costs and expenses associated with the demonstration.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)





NOTE 5.  COMMITMENTS AND CONTINGENCIES

         TESTING AGREEMENTS

            Pursuant to the Plata Agreement, the Company authorized the issuance to Plata of 5,000,000 shares of common stock and options to purchase an additional 5,000,000 shares at $.08 per share through July 9, 1994 (the "Plata Options") and 5,000,000 shares at $.10 per share through July 9, 1994. Pursuant to several amendments, the Plata Options and the Additional Plata Options are exercisable through April 30, 1997 at an exercise price of $.12 and $.14, respectively. As of December 31, 1996, there are outstanding Plata Options to acquire 813,000 shares at $.11 per share and Additional Plata Options to acquire 858,100 shares at $.13 per share. Through December 31, 1996, the Company has received approximately $670,000 pursuant to the issuance of approximately
            7.7 million shares in connection with the exercise of the Plata Options and the Additional Plata Options.

         TRM MANAGEMENT CORP. ("TRM")

            In August 1991, the Company entered into an agreement with TRM, whereby TRM would perform certain open human clinical trial tests in Haiti using RETICULOSE (the "TRM Agreement"). According to the TRM Agreement, the purpose of the Haiti tests was to assess the effectiveness of RETICULOSE against the Hepatitis "A" virus and Hepatitis "B" virus in accordance with and in compliance with a certain Hepatitis Open Label Clinical Trial Protocol developed by TRM. At the conclusion of the Haiti tests, TRM was required to prepare a paper describing the methods and results of testing, the form and substance of which shall be appropriate for publication by recognized scientific journals ("Results Paper"). The Results Paper was published in the December 1992 issue of the Journal of the Royal Society of Health.

            On January 3, 1992, TRM delivered to the Company the Results Paper. In accordance with the terms of the TRM Agreement, the Company has authorized the issuance to the shareholders and certain associated persons of TRM (1) an aggregate amount of 10,000,000 shares of the Company's common stock (the "TRM Shares") and (2) an option to acquire, at any time, for a period of five years from the date of issuance of the option, 10,000,000 shares of the Company's common stock at a purchase price of $.05 per share (the "TRM Options").
            As of December 31, 1996, 6,666,666 shares of common stock were issued pursuant to the exercise of the TRM Options for an aggregate exercise price of $333,333. Pursuant to an amendment, the TRM Options are exercisable through March 15, 1997 at an exercise price of $.08.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)





NOTE 5.  COMMITMENTS AND CONTINGENCIES

         ARGENTINE AGREEMENT

            In April 1996, the Company entered into an agreement (the "Argentine Agreement") with DCT SRL, an Argentine corporation unaffiliated with the Company ("DCT") pursuant to which DCT was to cause a clinical trial to be conducted in two separate hospitals located in Buenos Aires, Argentina (the "Clinical Trials"). Pursuant to the Argentine Agreement, the Clinical Trials were to be conducted pursuant to a protocol developed by Juan Carlos Flichman, M.D. and the purpose of the Clinical Trials was to assess the efficacy of the Company's drug RETICULOSE on the Human Papilloma Virus (HPV). The protocol calls for, among other things, a study to be performed with clinical and laboratory follow-up on 20 male and female human patients between the ages of 18 and 50. The Clinical Trials did not include a placebo control group or references to any other antiviral drug.

            Pursuant to the Argentine Agreement, the Company delivered $34,000 to DCT to cover out-of-pocket expenses associated with the Clinical Trials. The Argentine Agreement further provides that at the conclusion of the Clinical Trials, DCT shall cause Dr. Flichman to prepare and deliver a written report to the Company regarding the methodology and results of the Clinical Trials (the "Written Report"). In September 1996, the Written Report was delivered by Dr. Flichman to the Company. Upon delivery of the Written Report to the Company, the Company delivered to the principals of DCT options to acquire 2,000,000 shares of the Company's common stock for a period of one year from the date of the delivery of the Written Report, at a purchase price of $.20 per share. As of December 31, 1996, 473,500 shares of common stock were issued pursuant to the exercise of these options for an aggregate exercise price of approximately $95,000.

            In June 1994, DCT SRL and the Company entered into an exclusive distribution agreement whereby the Company granted to DCT SRL the exclusive right to distribute the Company's drug RETICULOSE in certain South American countries, including Argentina and the other MERCOSUR States.

         BARBADOS STUDY

            A double blind study assessing the efficacy of the Company's drug RETICULOSE in 43 human patients diagnosed with HIV (AIDS) is being conducted at the Queen Elizabeth Hospital, Bridgetown, Barbados (the "Barbados Study"). As of December 31, 1996, the Company has expended approximately $150,000 to cover the costs of the Barbados Study. Based on information received from the coordinators of the Barbados Study, the Company is uncertain as to the costs to be incurred in connection with the Barbados Study and has not been informed as to when results from the Barbados Study will be forthcoming. In December 1996, the Company received from the coordinators of the Barbados Study, a written summary of preliminary results of the Barbados Study (the "Written Summary").

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)





NOTE 5.  COMMITMENTS AND CONTINGENCIES

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

            In connection with the consulting agreement, the Company issued to Dr. Hirschman 1,000,000 shares of the Company's common stock and the option to acquire 5,000,000 shares of the Company's common stock for a period of three years as per the vesting schedule as referred to in the agreement, at a purchase price of $.18 per share. In addition and in connection with entering into the consulting agreement with Dr. Hirschman, the Company issued to a person unaffiliated with the Company, 100,000 shares of the Company's common stock, and an option to acquire for a period of one year, from June 1, 1995, an additional 500,000 shares at a purchase price of $.18 per share. As of December 31, 1996, 900,000 options have been exercised for cash consideration of $162,000 under this Agreement.

            In March 1996, the Company entered into an Addendum to Agreement with Dr. Hirschman whereby Dr. Hirschman agreed to provide consulting services to the Company through May 2000 (the "Addendum"). Pursuant to the Addendum, the Company granted to Dr. Hirschman the option to purchase 15,000,000 shares of the Company's common stock for a three year period pursuant to the following vesting schedule: (i) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1996 and ending March 23, 1999 at an exercise price of $.19 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, counsel to Dr. Hirschman; (ii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1997 and ending March 23, 1999 at an exercise price of $.27 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, counsel to Dr. Hirschman; and (iii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 23, 1998 and ending March 23, 1999 at an exercise price of $.36 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, counsel to Dr. Hirschman. In addition, the Company has agreed to cause the shares underlying these options to be registered so long as there is no cost to the Company. As of December 31, 1996, 500,000 shares of common stock were issued pursuant to the exercise of stock options by Richard Rubin. Mr. Rubin has, from time to time in the past, advised the Company on matters unrelated to his representation of Dr. Hirschman.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)





NOTE 5.  COMMITMENTS AND CONTINGENCIES

            On October 14, 1996, the Company and Dr. Hirschman entered into an agreement (the "Employment Agreement") whereby Dr. Hirschman has agreed to serve as the President and Chief Executive Officer of the Company for a period of three years, subject to earlier termination by either party if the Company does not receive on or prior to December 31, 1997, funding of $3,000,000 from sources other than traditional institutional/bank debt financing or proceeds from the purchase by Dr. Hirschman of the Company's securities, including, without limitation, the exercise of Dr. Hirschman of outstanding stock options. Pursuant to the Employment Agreement, Dr. Hirschman is entitled to receive an annual base salary of $325,000, automobile and health, life, disability and dental insurance benefits for the term of his employment. The Employment Agreement further provides that Dr. Hirschman shall be nominated by the Company to serve as a member of the Company's Board of Directors for the duration of his employment, and since October 17, 1996, Dr. Hirschman has served as a member of the Company's Board of Directors.

         CONSULTING AGREEMENTS

         COHEN AGREEMENTS

            In September 1992, the Company entered into a one year consulting agreement with Leonard Cohen (the "September 1992 Cohen Agreement"). The September 1992 Cohen Agreement required that Mr. Cohen provide certain consulting services to the Company in exchange for the Company issuing to Mr. Cohen 1,000,000 shares of common stock (the "September 1992 Cohen Shares"), 500,000 of which were issuable upon execution of the September 1992 Cohen Agreement and the remaining 500,000 shares of which were issuable upon Mr. Cohen completing 50 hours of consulting service to the Company.
            The Company issued the first 500,000 shares to Mr. Cohen in October 1992 and the remaining 500,000 shares to Mr. Cohen in February 1993. Further pursuant to the September 1992 Cohen Agreement, the Company granted to Mr. Cohen the option to acquire, at any time and from time to time through September 11, 1993 (which date has been extended through December 31, 1996), the option to acquire 3,000,000 shares of common stock of the Company at an exercise price of $.09 per share (which exercise price has been increased to $.12 per share) (the "September 1992 Cohen Options"). As of December 31, 1996, 1,300,000 of the September 1992 Cohen Options have been exercised for cash consideration of $156,000. Pursuant to an amendment, the options were exercisable through April 30, 1997 at a price of $.13.

            In February 1993, the Company entered into a second consulting agreement with Mr. Cohen (the "February 1993 Cohen Agreement").
            The February 1993 Cohen Agreement provides that Mr. Cohen provide financing consulting services concerning the business operations of the Company in exchange for the Company issuing to Mr. Cohen 3,500,000 shares of common stock (the "February 1993 Cohen Shares"), 1,000,000 shares of which Mr. Cohen has informed the Company he has assigned to certain other persons non-affiliated with the Company.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)





NOTE 5.  COMMITMENTS AND CONTINGENCIES

            In July 1994, in consideration for services related to the introduction, negotiation and execution of a distribution agreement the Company issued: (i) to Mr. Cohen, an additional 2,500,000 shares (the "April 1994 Cohen Shares") and (ii) to each of Elliot Bauer and Lee Rizzuto, 625,000 shares (the "Bauer and Rizzuto Shares") as well as options to acquire an additional 5,000,000 shares at $.10 per share exercisable through May 1, 1996 (the "Bauer and Rizzuto Options"). The April 1994 Cohen Shares, the Bauer and Rizzuto Shares and the shares of common underlying the Bauer and Rizzuto Options have been registered. The Company has been informed that Messrs. Cohen, Bauer and Rizzuto are principals of a firm which has been granted certain distribution rights. Through December 31, 1996, 2,855,000 shares were issued pursuant to the exercise of the Bauer and Rizzuto Options for an aggregate exercise price of $285,500. During the year ended December 31, 1996, approximately 3,000,000 shares of common stock were issued for cash consideration of $300,000 pursuant to the exercise of the Bauer and Rizzuto Options. Pursuant to an amendment, the Rizzuto options are exercisable through April 30, 1997 at an option price of $.11. The Company agreed to issue to Cohen an additional 300,000 shares in 1995 at a time when the shares were valued at $.14 per share, in consideration for expenditures incurred by Mr. Cohen with securing for the benefit of the Company and the affiliated distributor, the continued services of a doctor.

            The issuance of the September 1992 Cohen Shares, the February 1993 Cohen Shares, the April 1994 Cohen Shares and the Bauer and Rizzuto Shares have been accounted for as an administrative expense in the amount of the Company's valuation of such shares as of the issuance date. During the year ended December 31, 1996, Mr. Cohen was issued 300,000 shares for services rendered. These shares were accounted for as an administrative expense in the amount of the Company's valuation of such shares as of the issuance date.

         DISTRIBUTION AGREEMENTS

         The Company has entered into separate agreements with five different entities (the "Entities"), whereby the Company has granted exclusive rights to distribute RETICULOSE in the countries of China, Japan, Macao, Hong Kong, Taiwan, Malaysia, Mexico, Saudi Arabia, Argentina, Bolivia, Paraguay, Uruguay, Brazil, Chile, Channel Islands, The Isle of Man, British West Indies, Jamaica, Haiti, Bermuda and Belize. Pursuant to these agreements, distributors are obligated to cause RETICULOSE to be approved for commercial sale in such countries and upon such approval, to purchase from the Company certain minimum quantities of RETICULOSE to maintain the exclusive distribution rights. Leonard Cohen, a former consultant to the Company, has informed the Company that he is an affiliate of two of these entities.

         CONTINGENCY

         The Company is involved in a lawsuit incidental to its operations. In the opinion of legal counsel and management of the Company, any liabilities which may arise from this action would not have a material effect on the financial position or results of operations of the Company.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)





NOTE 6.  STOCKHOLDERS' EQUITY

         During 1996, the Company issued 15,849,284 shares of common stock for an aggregate consideration of $1,748,135. These amounts were comprised of the issuance of common stock pursuant to the exercise of stock options of 15,499,284 shares for $1,573,135 and the issuance of common stock in exchange for consulting services of 350,000 shares for consideration of $175,000.


NOTE 7.  INCOME TAXES

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach for computing deferred income taxes.

         As of December 31, 1996, the Company had a net operating loss carryforward for Federal income tax reporting purposes amounting to approximately $4,300,000, which expires in 2011.

         The Company presently has no significant temporary differences between financial reporting and income tax reporting. The components of the deferred tax asset as of December 31, 1996 were as follows:


             Benefit of net operating loss carryforwards       $1,462,000
             Less valuation allowance                           1,462,000
                                                               ----------
             Net deferred tax asset                            $        -
                                                               ==========

         As of December 31, 1996, sufficient uncertainty exists regarding the realizability of these operating loss carryforwards and, accordingly, a valuation allowance of $1,462,000, which related to the net operating losses, has been established.


NOTE 8.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The information set forth below provides disclosure of the estimated fair value of the Company's financial instruments presented in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 1996. Since the reported fair values of financial instruments are based upon a variety of factors, they may not represent actual values that could have been realized as December 31, 1996 or that will be realized in the future.

         The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, U.S. government obligations and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)





NOTE 8.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of non-current investments, primarily certificates of deposit and U.S. government obligations have been estimated using quoted market prices. At December 31, 1996, the differences between the estimated fair value and the carrying value of non-current debt instruments were considered immaterial in relation to the Company's financial position.


NOTE 9.  DEFERRED COMPENSATION COST

         As more fully described in Note 5 to these financial statements, the Company granted stock options in exchange for testing and consulting services. In accordance with SFAS 123, Accounting for Stock-Based Compensation (effective for options granted after December 15, 1995), the Company recognized compensation cost based on the fair value at the grant dates. The compensation cost is amortized over the life of the option period. The fair value of the stock options used to compute deferred compensation cost is the estimated present value at grant date using the Black-Sholes option pricing model with the following assumptions for 1996: expected volatility of 20%; a risk-free interest rate of 6% and an expected holding period ranging from 1-3 years. The deferred compensation cost is reported as a component of stockholders' equity.

NOTE 10. SUBSEQUENT EVENTS

         During January 1997, the Company entered into a five year non-cancelable operating lease for certain office and laboratory space in Yonkers, New York at an annual rental of $85,400 per year.

         In February 1997, the Company obtained financing of $1,000,000 in the form of 7% convertible debentures to finance research and development.

                              INDEX TO EXHIBITS

                                                                SEQUENTIAL
EXHIBIT NO.                     DESCRIPTION                    PAGE NUMBER
-----------                     -----------                    -----------

4(e)     Form of Common Stock Option and Agreement granted by the Company to
         Plata Partners Limited Partnership

10(a) Declaration of Trust by Bernard Friedland and William Bregman in favor of the Company dated November 16, 1987

10(i) Agreement, dated November 9, 1993, between Dormer Laboratories Inc. and the Company

10(p)    Exclusive Distribution Agreement, dated as of June 2, 1995, between
         AVIX International Pharmaceutical Corp. and the Company

10(q) Supplement to Exclusive Distribution Agreement, dated November 2, 1995 with Commonwealth

10(x) Lease, dated February 7, 1997 between Robert Martin Company, LLC and the Company

27 Financial Data Schedule for the Company as of and for the two years in period ended December 31, 1996.