Form 10QSB
period 1997-03-31
ADVANCED VIRAL RESEARCH CORP
filed 1997-05-14
CIK 786623

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to               .

                             Commission File Number
                                   33-2262-A

                           ADVANCED VIRAL RESEARCH CORP.
       (Exact name of small business issuer as specified in its charter)

           Delaware                                              59-2646820
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

    1250 East Hallandale Beach Blvd., Suite 501, Hallandale, Florida  33009
           (Address of principal executive offices)                 (Zip code)

        Issuer's telephone number, including area code:   (954) 458-7636

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  [X]                                         No

The number of shares outstanding of the issuer's classes of common stock as of March 31, 1997 was 270,414,391.

Traditional Small Business Disclosure Format (check one)

                 Yes  [X]                                         No

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                                   FORM 10-QSB

                          QUARTER ENDED MARCH 31, 1997



                                TABLE OF CONTENTS
                                -----------------




                                                                                                                    PAGE
                                                                                                                    ----
PART I

   FINANCIAL INFORMATION (UNAUDITED)

      Consolidated Condensed Balance Sheets, March 31, 1997 and December 31, 1996                                    1

      Consolidated Condensed Statements of Operations for the Three Months Ended March 31, 1997
         and 1996 and from Inception (February 20, 1984) to March 31, 1997                                           2

      Consolidated Condensed Statements of Stockholders' Equity from Inception (February 20, 1984)
         to March 31, 1997                                                                                           3-6

      Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 1997
         and 1996 and from Inception (February 20, 1984) to March 31, 1997                                           7

      Notes to Consolidated Condensed Financial Statements                                                           15

      Management's Discussion and Analysis or Plan of Operation


PART II
      CHANGES IN SECURITIES, EXHIBITS AND REPORTS ON FORM 8-K

   SIGNATURES


                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                                  Condensed from
                                                                                                     Audited
                                                                                March 31, 1997  Financial Statements
                                                                                 (Unaudited)      December 31, 1996
                                                                                --------------  --------------------
                               ASSETS
                               ------
Current Assets:
   Cash and cash equivalents                                                     $ 1,441,324       $    61,396
   Investments                                                                       760,194         1,378,841
   Inventory                                                                          19,729            19,729
   Other current assets                                                               40,452            16,081
                                                                                 -----------       -----------
         Total current assets                                                      2,261,699         1,476,047

Property and Equipment                                                               235,213           207,209

Other Assets                                                                         187,053            33,544
                                                                                 -----------       -----------

         Total assets                                                            $ 2,683,965       $ 1,716,800
                                                                                 ===========       ===========


                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
Current Liabilities:
   Accounts payable and accrued liabilities                                      $    37,539       $    46,674
   Customer deposits                                                                   7,800             7,800
                                                                                 -----------       -----------
         Total current liabilities                                                    45,339            54,474
                                                                                 -----------       -----------

Convertible Debenture, Net                                                           963,068               --

Commitments and Contingencies                                                            --                --

Stockholders' Equity:
   Common stock; 1,000,000,000 shares of $.00001 par value
      authorized; 270,414,391 and 267,031,058 shares issued and outstanding            2,704             2,671
   Additional paid-in capital                                                      7,308,726         7,003,351
   Subscription receivable                                                           (19,000)          (19,000)
   Deficit accumulated during the development stage                               (5,239,852)       (4,851,537)
   Deferred compensation cost                                                       (377,020)         (473,159)
                                                                                 -----------       -----------
         Total stockholders' equity                                                1,675,558         1,662,326
                                                                                 -----------       -----------
         Total liabilities and stockholders' equity                              $ 2,683,965       $ 1,716,800
                                                                                 ===========       ===========

           See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                                    Three Months Ended March 31,            Inception
                                                                  ---------------------------------    (February 20, 1984)
                                                                       1997                 1996        to March 31, 1997
                                                                  -------------       -------------    -------------------

Revenues:
   Sales                                                          $         303       $       7,685       $     192,344
   Interest                                                              14,610               3,223             360,019
   Other income                                                             --                  --              112,000
                                                                  -------------       -------------       -------------
                                                                         14,913              10,908             664,363
                                                                  -------------       -------------       -------------

Costs and Expenses:
   Research and development                                              70,214                 160           1,176,622
   General and administrative                                           326,985              74,477           4,540,459
   Depreciation and amortization                                          5,719               3,670             184,614
   Interest                                                                 310                 --                2,520
                                                                  -------------       -------------       -------------
                                                                        403,228              78,307           5,904,215
                                                                  -------------       -------------       -------------

Net Loss                                                          $    (388,315)      $     (67,399)      $  (5,239,852)
                                                                  =============       =============       =============

Net Loss Per Common Share                                         $        (.00)      $        (.00)
                                                                  =============       =============
Weighted Average Number of Common Shares Outstanding                267,381,641         250,922,624
                                                                  =============       =============


           See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 1997

                                   (UNAUDITED)

                                                                  Common Stock                                     Deficit
                                                              --------------------                               Accumulated
                                                              Amount                                Additional    during the
                                                               Per                                    Paid-In     Development
                                                              Share         Shares       Amount       Capital        Stage
                                                              -----         ------      --------    ----------   ------------
Balance, inception (February 20, 1984)
  as previously reported                                                         --     $  1,000     $    --     $   (1,000)

Adjustment for pooling of interests                                              --       (1,000)       1,000           --
                                                                         -----------    --------    ---------    ----------

Balance, inception, as restated                                                  --          --         1,000        (1,000)

   Net loss, period ended December 31, 1984                                      --          --           --        (17,809)
                                                                         -----------    --------    ---------    ----------

Balance, December 31, 1984                                                       --          --         1,000       (18,809)

   Issuance of common stock for cash                          $.00       113,846,154       1,138          170           --
   Net loss, year ended December 31, 1985                                        --          --           --        (25,459)
                                                                         -----------    --------    ---------    ----------

Balance, December 31, 1985                                               113,846,154       1,138        1,170       (44,268)

   Issuance of common stock - public offering                  .01        40,000,000         400      399,600           --
   Issuance of underwriter's warrants                                            --          --           100           --
   Expenses of public offering                                                   --          --      (117,923)          --
   Issuance of common stock, exercise of "A" warrants          .03           819,860           9       24,587           --
   Net loss, year ended December 31, 1986                                        --          --           --       (159,674)
                                                                         -----------    --------    ---------    ----------

Balance, December 31, 1986                                               154,666,014    $  1,547    $ 307,534    $ (203,942)
                                                                         -----------    --------    ---------    ----------



           See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 1997

                                   (UNAUDITED)


                                                               Common Stock                                            Deficit
                                                         -------------------------                                   Accumulated
                                                          Amount                                      Additional     during the
                                                           Per                                         Paid-In       Development
                                                          Share          Shares        Amount          Capital          Stage
                                                          -----          ------      -----------   --------------   ------------

Balance, December 31, 1986                                             154,666,014   $     1,547   $     307,534    $  (203,942)

   Issuance of common stock, exercise of "A" warrants     $.03          38,622,618           386       1,158,321            --
   Expenses of stock issuance                                                  --            --          (11,357)           --
   Acquisition of subsidiary for cash                                          --            --          (46,000)           --
   Cancellation of debt due to stockholders                                    --            --           86,565            --
   Net loss, period ended December 31, 1987                                    --            --             --         (258,663)
                                                                       -----------   -----------   -------------    -----------
Balance, December 31, 1987                                             193,288,632         1,933       1,495,063       (462,605)

   Net loss, year ended December 31, 1988                                      --            --              --        (199,690)
                                                                       -----------   -----------   -------------    -----------
Balance, December 31, 1988                                             193,288,632         1,933       1,495,063       (662,295)

   Net loss, year ended December 31, 1989                                      --            --             --         (270,753)
                                                                       -----------   -----------   -------------    -----------
Balance, December 31, 1989                                             193,288,632         1,933       1,495,063       (933,048)

   Issuance of common stock, expiration of redemption
     offer on "B" warrants                                 .05           6,729,850            67         336,475            --
   Issuance of common stock, exercise of "B" warrants      .05             268,500             3          13,422            --
   Issuance of common stock, exercise of "C" warrants      .08              12,900           --            1,032            --
   Net loss, year ended December 31, 1990                                      --            --              --        (267,867)
                                                                       -----------   -----------   -------------    -----------
Balance, December 31, 1990                                             200,299,882   $     2,003   $   1,845,992    $(1,200,915)
                                                                       -----------   -----------   -------------    -----------







           See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

      CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY~(Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 1997

                                   (UNAUDITED)

                                                                     Common Stock                                     Deficit
                                                                  --------------------                              Accumulated
                                                                  Amount                             Additional     during the
                                                                   Per                                Paid-In       Development
                                                                  Share      Shares       Amount      Capital          Stage
                                                                  -----      ------      --------    ----------    ------------
Balance, December 31, 1990                                                 200,299,882   $  2,003   $ 1,845,992    $ (1,200,915)

   Issuance of common stock, exercise of "B" warrants            $  .05         11,400        --            420             --
   Issuance of common stock, exercise of "C" warrants               .08          2,500        --            200             --
   Issuance of common stock, exercise of underwriters warrants     .012      3,760,000         38        45,083             --
   Net loss, year ended December 31, 1991                                          --         --            --         (249,871)
                                                                           -----------   --------   -----------    ------------
Balance, December 31, 1991                                                 204,073,782      2,041     1,891,695      (1,450,786)

   Issuance of common stock, for testing                           .040     10,000,000        100       404,900             --
   Issuance of common stock, for consulting services               .055        500,000          5        27,495             --
   Issuance of common stock, exercise of "B" warrants               .05      7,458,989         75       372,875             --
   Issuance of common stock, exercise of "C" warrants               .08      5,244,220         52       419,487             --
   Expenses of stock issuance                                                                            (7,792)
   Net loss, year ended December 31, 1992                                          --         --            --         (839,981)
                                                                           -----------   --------   -----------    ------------
Balance, December 31, 1992                                                 227,276,991      2,273     3,108,660      (2,290,767)

   Issuance of common stock, for consulting services               .055        500,000          5        27,495             --
   Issuance of common stock, for consulting services                         3,500,000         35       104,965             --
   Issuance of common stock, for testing                           .035      5,000,000         50       174,950             --
   Net loss, year ended December 31, 1993                                          --         --            --         (563,309)
                                                                           -----------   --------   -----------    ------------

Balance, December 31, 1993                                                 236,276,991   $  2,363   $ 3,416,070    $ (2,854,076)
                                                                           -----------   --------   -----------    ------------




           See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 1997

                                   (UNAUDITED)

                                                   Common Stock                                           Deficit
                                                 -----------------                                      Accumulated
                                                 Amount                        Additional                during the     Deferred
                                                  Per                           Paid-In   Subscription  Development   Compensation
                                                 Share     Shares     Amount    Capital    Receivable      Stage          Cost
                                                 -----     ------    --------  ---------  ------------  -----------   ------------

Balance, December 31, 1993                              236,276,991  $  2,363   $3,416,070  $    --   $  (2,854,076)   $     --

 Issuance of common stock, for consulting
  services                                       $ .05    4,750,000        47      237,453       --             --           --
 Issuance of common stock, exercise of options     .08      400,000         4       31,996       --             --           --
 Issuance of common stock, exercise of options     .10      190,000         2       18,998       --             --           --
 Net loss, year ended December 31, 1994                         --        --           --        --        (440,837)         --
                                                        -----------   -------   ----------  --------  -------------    ---------
Balance, December 31, 1994                              241,616,991     2,416    3,704,517               (3,294,913)         --

 Issuance of common stock, exercise of options     .05    3,333,333        33      166,633       --             --           --
 Issuance of common stock, exercise of options     .08    2,092,850        21      167,407       --             --           --
 Issuance of common stock, exercise of options     .10    2,688,600        27      268,833       --             --           --
 Issuance of common stock, for consulting
  services                                         .11    1,150,000        12      126,488       --             --           --
 Issuance of common stock, for consulting
  services                                         .14      300,000         3       41,997       --             --           --
 Net loss, year ended December 31, 1995                         --        --           --        --        (401,884)         --
                                                        -----------   -------   ----------  --------  -------------    ---------
Balance, December 31, 1995                              251,181,774     2,512    4,475,875       --      (3,696,797)         --
                                                        -----------   -------   ----------  --------  -------------    ---------

 Issuance of common stock, exercise of options     .05    3,333,334        33      166,634       --             --           --
 Issuance of common stock, exercise of options     .08    1,158,850        12       92,696       --             --           --
 Issuance of common stock, exercise of options     .10    7,163,600        72      716,288       --             --           --
 Issuance of common stock, exercise of options     .11      170,000         2       18,698       --             --           --
 Issuance of common stock, exercise of options     .12    1,300,000        13      155,987       --             --           --
 Issuance of common stock, exercise of options     .18    1,400,000        14      251,986       --             --           --
 Issuance of common stock, exercise of options     .19      500,000         5       94,995       --             --           --
 Issuance of common stock, exercise of options     .20      473,500         5       94,695       --             --           --
 Issuance of common stock, for services rendered   .50      350,000         3      174,997       --             --           --
 Options granted                                                --        --       760,500       --             --      (473,159)
 Subscription receivable                                        --        --           --    (19,000)           --           --
 Net loss, year ended December 31, 1996                         --        --           --        --      (1,154,740)         --
                                                        -----------   -------   ----------  --------  -------------    ---------
Balance, December 31, 1996                              267,031,058     2,671    7,003,351   (19,000)    (4,851,537)    (473,159)
                                                        -----------   -------   ----------  --------  -------------    ---------
 Issuance of common stock, for consulting
   services                                       0.41       50,000       --        20,500       --             --           --
 Issuance of common stock, exercise of options    0.08    3,333,333        33      247,653       --             --           --
 Warrant costs                                                  --        --        37,242       --             --           --
 Amortization of deferred compensation costs                    --        --           --        --             --        96,139
 Net loss, three months ended March 31, 1997                    --        --           --        --        (388,315)         --
                                                        -----------   -------   ----------  --------  -------------    ---------
Balance, March 31, 1997                                 270,414,391   $ 2,704   $7,308,726  $(19,000) $  (5,239,852)   $(377,020)
                                                        ===========   =======   ==========  ========  =============    =========






           See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                          Three Months Ended March 31,        Inception
                                                                          ----------------------------   (February 20, 1984)
                                                                              1997            1996        to March 31, 1997
                                                                           -----------      ---------     ------------------

Cash Flows from Operating Activities:
   Net loss                                                                $  (388,315)     $ (67,399)      $(5,239,852)
                                                                           -----------      ---------       -----------
   Adjustments to reconcile net loss to net cash used
     in operating activities:
         Depreciation and amortization                                           6,029          3,670           184,924
         Amortization of deferred compensation cost                             96,139            --            383,480
         Issuance of common stock for services                                  20,500            --          1,392,500
         (Increase) decrease in other current assets                           (24,371)         5,349           (59,452)
         Increase in inventory                                                     --          (1,638)          (19,729)
         Increase in other assets                                             (154,395)           --           (187,939)
         Increase (decrease) in accounts payable
            and accrued liabilities                                             (9,135)        (1,583)           43,739
                                                                           -----------      ---------       -----------
               Total adjustments                                               (65,233)         5,798         1,737,523
                                                                           -----------      ---------       -----------
               Net cash used by operating activities                          (453,548)       (61,601)       (3,502,329)
                                                                           -----------      ---------       -----------

Cash Flows from Investing Activities:
   Purchase of investments                                                         --         (34,000)       (1,726,256)
   Proceeds from sale of investments                                           618,647            --            966,062
   Repayments on loan receivable - stockholder                                     --             --                --
   Expenditures for property and equipment                                     (32,837)          (520)         (417,341)
                                                                           -----------      ---------       -----------
               Net cash provided (used) by investing activities                585,810        (34,520)       (1,177,535)
                                                                           -----------      ---------       -----------

Cash Flows from Financing Activities:
   Proceeds from issuance of convertible debenture                           1,000,000            --          1,000,000
   Proceeds from sale of securities, net of issuance costs                     266,666        391,879         5,121,188
                                                                           -----------      ---------       -----------
               Net cash provided by financing activities                     1,266,666        391,879         6,121,188
                                                                           -----------      ---------       -----------

Net Increase in Cash and Cash Equivalents                                    1,398,928        295,758         1,441,324

Cash and Cash Equivalents, Beginning                                            42,396         65,230               --
                                                                           -----------      ---------       -----------
Cash and Cash Equivalents, Ending                                          $ 1,441,324      $ 360,988       $ 1,441,324
                                                                           ===========      =========       ===========

           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements at March 31, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 1997 and results of operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.


NOTE 2.  COMMITMENTS AND CONTINGENCIES

         GOING CONCERN

             The accompanying unaudited consolidated condensed financial statements at March 31, 1997 have been prepared in conformity with generally accepted accounting principles which contemplate the continuance of the Company as a going concern. The Company has suffered losses from operations during its operating history. The Company is dependent upon registration of RETICULOSE for sale before it can begin commercial operations. The Company's cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials required by the FDA. Management does not anticipate registration or other approval of RETICULOSE in the near future in the United States. Unless and until RETICULOSE is approved for sale, the Company may be dependent upon the continued sale of its securities for funds to meet its cash requirements. Management intends to continue to sell the Company's securities in an attempt to mitigate the effects of its cash position; however, no assurance can be given that such equity financing, if and when required, will be available. In the event that such equity financing is not available, in order to continue operations, management anticipates that they will have to defer their salaries. In addition, the Company may seek additional debt financing. No assurance can be given that the Company will be able to sustain its operations until approval is granted or that any approval will ever be granted. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

         POTENTIAL CLAIM FOR ROYALTIES

             The Company may be subject to claims from certain third parties for royalties due on sale of RETICULOSE. The Company has not as yet received any notice of claim from such parties.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 2.  COMMITMENTS AND CONTINGENCIES

         POTENTIAL LOSS OF BAHAMIAN RIGHTS
             RETICULOSE is manufactured by Advance Viral Research Limited (LTD) in facilities located in Freeport, Grand Bahama Island. LTD has a license to manufacture pharmaceutical products for export from The Grand Bahama Port Authority, Limited. LTD's counsel was advised in August 1988 by the Ministry of Health of the Government of the Bahamas that a license from the Ministry of Health is required for the manufacture of pharmaceuticals in the Freeport area of Grand Bahama Island. LTD has received an opinion of its counsel in the Bahamas that the license from The Grand Bahama Port Authority, Limited is valid for the manufacture, export and sale by LTD of ethical pharmaceutical products in the Freeport area of Grand Bahama Island. No proceedings have been instituted or threatened by the Ministry of Health. If such proceedings are instituted, LTD intends to defend them vigorously. No assurance can be given that LTD would successfully defend such proceedings.


         PRODUCT LIABILITY
             The Company could be subjected to claims for adverse reactions resulting from the use of RETICULOSE. Although the Company is unaware of any such claims or threatened claims since RETICULOSE was initially marketed in the 1940's, one study noted adverse reactions from highly concentrated doses in guinea pigs. In the event any claims for substantial amounts were successful, they could have a material adverse effect on the Company's financial condition and on the marketability of RETICULOSE. As of the date hereof, the Company does not have product liability insurance. There can be no assurance that the Company would be able to secure such insurance in adequate amounts, at reasonable premiums, if it determined to do so. Should the Company be unable to secure such product liability insurance, the risk of loss to the Company in the event of claims would be greatly increased and could materially adversely affect the Company.

         LACK OF PATENT PROTECTION

             The Company does not presently have a patent for RETICULOSE but the Company is currently applying for patents for RETICULOSE as a treatment for certain diseases. The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing a similar product. There can be no assurance that the Company will obtain such patents or if obtained that they will be enforceable.


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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 2.  COMMITMENTS AND CONTINGENCIES

             Pursuant to the Plata Agreement, the Company authorized the issuance to Plata of 5,000,000 shares of common stock, and options to purchase an additional 5,000,000 shares at $.08 per share through July 9, 1994 (the "Plata Options") and 5,000,000 shares at $.10 per share through July 9, 1994 (the "Additional Plata Options"). Pursuant to several amendments, the Plata Options and the Additional Plata Options are exercisable through April 30, 1997 at an exercise price of $.12 and $.14, respectively. As of March 31, 1997, there are outstanding Plata Options to acquire 813,000 shares at an exercise price of $.12 per share and Additional Plata Options to acquire 858,100 shares at an exercise price of $.14 per share. Through March 31, 1997, the Company has received approximately $670,000 pursuant to the issuance of approximately
             7.7 million shares in connection with the exercise of the Plata Options and the Additional Plata Options. The Board of Directors of the Company is currently considering extending the period of exercisability of the Plata Options and the Additional Plata Options.

         TRM MANAGEMENT CORP.

             In August 1991, the Company entered into an agreement with TRM Management Corp. ("TRM"), whereby TRM performed, at the Company's expense, a controlled open clinical trial test in Haiti (the "Haiti Tests") using RETICULOSE (the "TRM Agreement"). According to the TRM Agreement, the purpose of the Haiti tests was to assess the effectiveness of RETICULOSE against the Hepatitis "A" virus and Hepatitis "B" virus in accordance with and in compliance with a certain Hepatitis Open Label Clinical Trial Protocol developed by TRM. At the conclusion of the Haiti Tests, TRM was required to prepare a paper describing the methods and results of testing, the form and substance of which shall be appropriate for publication by recognized scientific journals ("Results Paper"). The Results Paper was published in the
             December 1992 issue of the Journal of the Royal Society of Health.

             On January 3, 1992, TRM delivered to the Company the Results Paper. In accordance with the terms of the TRM Agreement, the Company has issued to the shareholders and certain associated persons of TRM (1) an aggregate amount of 10,000,000 shares of the Company's common stock (the "TRM Shares") and (2) an option to acquire, at any time, for a period of five years from the date of issuance of the option, 10,000,000 shares of the Company's common stock at a purchase price of $.05 per share (the "TRM Options"). As of December 31, 1996, 6,666,666 shares of common stock were issued pursuant to the exercise of the TRM Options for an aggregate exercise price of $333,333. Pursuant to an amendment, the TRM Options are exercisable through March 15, 1997 at an exercise price of $.08. In March 1997, the remaining 3,333,333 shares of common stock were issued pursuant to the exercise of the TRM options for an aggregate exercise price of $266,667.

         ARGENTINE AGREEMENT

             In April 1996, the Company entered into an agreement (the "Argentine Agreement") with DCT S.R.L., an Argentine corporation unaffiliated with the Company ("DCT"), pursuant to which DCT was to cause a clinical trial to be conducted in two separate hospitals located in Buenos Aires, Argentina (the "Clinical Trials"). Pursuant to the Argentine Agreement, the Clinical Trials were to be conducted pursuant to a protocol developed by Juan Carlos Flichman, M.D. and the purpose of the Clinical Trials was to assess the efficacy of the Company's drug RETICULOSE on the Human Papilloma Virus (HPV). The protocol calls for, among other things, a study to be performed with clinical and laboratory follow-up on 20 male and female human patients between the ages of 18 and 50. The Clinical Trials were not a double-blind study and did not include a placebo control group or reference to any other anti-viral drug.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 2.  COMMITMENTS AND CONTINGENCIES

             Pursuant to the Argentine Agreement, the Company paid approximately $34,000 to DCT to cover out-of-pocket expenses associated with the Clinical Trials. The Argentine Agreement further provides that, at the conclusion of the Clinical Trials, DCT shall cause Dr. Flichman to prepare and deliver a written report to the Company regarding the methodology and results of the Clinical Trials (the "Written Report"). In September 1996, the Written Report was delivered by Dr. Flichman to the Company. Upon delivery of the Written Report to the Company, the Company delivered to the principals of DCT options to acquire 2,000,000 shares of the Company's common stock for a period of one year from the date of the delivery of the Written Report, at an exercise price of $.20 per share. As of March 31, 1997, 473,500 shares of common stock were issued pursuant to the exercise of these options for an aggregate exercise price of approximately $95,000.


             In June 1994, DCT and the Company entered into an exclusive distribution agreement whereby the Company granted to DCT, subject to certain conditions, the exclusive right to market and sell RETICULOSE in Argentina, Bolivia, Paraguay, Uruguay, Brazil and Chile.

         BARBADOS STUDY

             A double-blind clinical trial using RETICULOSE in the treatment of AIDS is being conducted at the Queen Elizabeth Hospital, Bridgetown, Barbados (the "Barbados Study"). As of March 31, 1997, the Company has expended approximately $250,000 to cover the costs of the Barbados Study. Based on information received from the coordinators of the Barbados Study, the Company is uncertain as to the costs to be incurred in connection with the Barbados Study and has not been informed as to when results from the Barbados Study will be forthcoming. In December 1996, the Company received from the coordinators of the Barbados Study, a written summary of preliminary results of the Barbados Study (the "Written Summary").

         HIRSCHMAN AGREEMENT

             As of May 1995, the Company entered into a consulting agreement with Shalom Z. Hirschman, M.D., then Professor of Medicine of The Mount Sinai School of Medicine, New York, New York and Director of Mount Sinai's Division of Infectious Diseases, whereby Dr. Hirschman was to provide consulting services to the Company through May 1997. The consulting services included the development and location of pharmacological and biotechnology companies and assisting the Company in seeking joint ventures with and financing of companies in such industries.

             In connection with the consulting agreement, the Company issued to Dr. Hirschman 1,000,000 shares of the Company's common stock and the option to acquire 5,000,000 shares of the Company's common stock for a period of three years as per the vesting schedule as referred to in the agreement, at an exercise price of $.18 per share. In addition and in connection with entering into the consulting agreement with Dr. Hirschman, the Company issued to a person unaffiliated with the Company, 100,000 shares of the Company's common stock, and an option to acquire for a period of one year, from June 1, 1995, an additional 500,000 shares at an exercise price of $.18 per share. As of March 31, 1997, 900,000 shares have been issued upon exercise of these options for cash consideration of $162,000 under this Agreement.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 2.  COMMITMENTS AND CONTINGENCIES

             In March 1996, the Company entered into an addendum to the consulting agreement with Dr. Hirschman whereby Dr. Hirschman agreed to provide additional consulting services to the Company through May 2000 (the "Addendum"). Pursuant to the Addendum, the Company granted to Dr. Hirschman and his designees options to purchase an aggregate of 15,000,000 shares of the Company's common stock for a three year period pursuant to the following schedule:
             (i) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1996 and ending March 23, 1999 at an exercise price of $.19 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; (ii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1997 and ending March 23, 1999 at an exercise price of $.27 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; and (iii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1998 and ending March 23, 1999 at an exercise price of $.36 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman. In addition, the Company has agreed to cause the shares underlying these options to be registered so long as there is no cost to the Company. As of March 31, 1997, 500,000 shares of common stock were issued pursuant to the exercise of stock options by Richard Rubin. Mr. Rubin has, from time to time in the past, advised the Company on matters unrelated to his representation of Dr. Hirschman.


             As of October 14, 1996, the Company and Dr. Hirschman entered into an agreement (the "Employment Agreement") whereby Dr. Hirschman has agreed to serve as the President and Chief Executive Officer of the Company for a period of three years, subject to earlier termination by either party, either "for cause," as defined in and in accordance with the provisions of the Employment Agreement, or if the Company does not receive, on or prior to December 31, 1997, funding of at least $3,000,000 from sources other than traditional institutional/bank debt financing or proceeds from the purchase by Dr. Hirschman of the Company's securities, including, without limitation, the exercise by Dr. Hirschman of outstanding stock options. Pursuant to the Employment Agreement, Dr. Hirschman is entitled to receive an annual base salary of $325,000, use of an automobile and major medical, term life, disability and dental insurance benefits for the term of his employment. The Employment Agreement further provides that Dr. Hirschman shall be nominated by the Company to serve as a member of the Company's Board of Directors and that Bernard Friedland and William Bregman will vote in favor of Dr. Hirschman as a director of the Company, for the duration of Dr. Hirschman's employment, and since October 1996, Dr. Hirschman has served as a member of the Company's Board of Directors.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 2.  COMMITMENTS AND CONTINGENCIES

         CONSULTING AGREEMENTS

         COHEN AGREEMENTS

             In September 1992, the Company entered into a consulting agreement with Leonard Cohen (the "September 1992 Cohen Agreement") for a one-year term. The September 1992 Cohen Agreement required that Mr. Cohen provide certain consulting services to the Company in exchange for the Company's issuing to Mr. Cohen 1,000,000 shares of common stock (the "September 1992 Cohen Shares"), 500,000 shares of which were issuable upon execution of the September 1992 Cohen Agreement and the remaining 500,000 shares of which were issuable upon Mr. Cohen completing 50 hours of consulting service to the Company. The Company issued the first 500,000 shares to Mr. Cohen in October 1992 and the remaining 500,000 shares to Mr. Cohen in February 1993. Further pursuant to the September 1992 Cohen Agreement, the Company granted to Mr. Cohen the option to acquire, at any time and from time to time through September 10, 1993 (which date has been extended through April 30, 1997), the option to acquire 3,000,000 shares of common stock of the Company at an exercise price of $.09 per share (which exercise price has been increased to $.13 per share) (the "September 1992 Cohen Options"). As of March 31, 1997, 1,300,000 of the September 1992 Cohen Options have been exercised for cash consideration of $156,000. The Board of Directors of the Company is currently considering extending the period of exercisability of the September 1992 Cohen Options.

             In February 1993, the Company entered into a second consulting agreement with Leonard Cohen (the "February 1993 Cohen
             Agreement") for a three-year term commencing on March 1, 1993. The February 1993 Cohen Agreement provides that Mr. Cohen provide financial business consulting services concerning the operation of the business of the Company and possible strategic transactions in exchange for the Company issuing to Mr. Cohen 3,500,000 shares of common stock (the "February 1993 Cohen Shares"), 1,500,000 shares of which Mr. Cohen has informed the Company he has assigned to certain other persons not affiliated with the Company or any of its officers or directors.

             In July 1994, in consideration for services related to the introduction, negotiation and execution of a distribution agreement the Company issued: (i) to Mr. Cohen, an additional 2,500,000 shares (the "April 1994 Cohen Shares") and (ii) to each of Elliot Bauer and Lee Rizzuto, 625,000 shares (the "Bauer and Rizzuto Shares") as well as options to acquire an additional 5,000,000 shares at $.10 per share exercisable through May 1, 1996 (the "Bauer and Rizzuto Options"). The April 1994 Cohen Shares, the Bauer and Rizzuto Shares and the shares of common underlying the Bauer and Rizzuto Options have been registered. The Company has been informed that Messrs. Cohen, Bauer and Rizzuto are principals of a firm which had been granted certain distribution rights, which were terminated on May 31, 1995. Through March 31, 1997, 2,855,000 shares were issued pursuant to the exercise of the Bauer and Rizzuto Options for an aggregate exercise price of $285,500. During the year ended December 31, 1996, approximately 3,000,000 shares of common stock were issued for cash consideration of $300,000 pursuant to the exercise of the Bauer and Rizzuto Options. Pursuant to an amendment, the Rizzuto options are exercisable through April 30, 1997 at an option price of $.11. The Company agreed to issue to Cohen an additional 300,000 shares in 1995 at a time when the shares were valued at $.14 per share, in consideration for expenditures incurred by Mr. Cohen in connection with securing for the benefit of the Company and the affiliated distributor, the continued services of a doctor. The Board of Directors of the Company is currently considering extending the period of exercisability of the Rizzuto Options.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 2.  COMMITMENTS AND CONTINGENCIES

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


         DISTRIBUTION AGREEMENTS

                  The Company currently is a party to separate agreements with five different entities (the "Entities"), whereby the Company has granted exclusive rights to distribute RETICULOSE in the countries of China, Japan, Macao, Hong Kong, Taiwan, Mexico, Argentina, Bolivia, Paraguay, Uruguay, Brazil, Chile, Channel Islands, The Isle of Man, British West Indies, Jamaica, Haiti, Bermuda, Belize and Saudi Arabia. Pursuant to these agreements, distributors are obligated to cause RETICULOSE to be approved for commercial sale in such countries and upon such approval, to purchase from the Company certain minimum quantities of RETICULOSE to maintain the exclusive distribution rights. Leonard Cohen, a former consultant to the Company, has informed the Company that he is an affiliate of two of these entities.

NOTE 3.  CONVERTIBLE DEBENTURE

         On February 21, 1997, in order to finance research and development, the Company sold $1,000,000 principal amount of its ten-year 7% Convertible Debenture due February 28, 2007 (the "Debenture"), to RBB Bank Aktiengesellschaft ("RBB"). Accrued interest under the Debenture is payable semiannually, computed at the rate of 7% per annum on the unpaid principal balance from February 21, 1997 until the date of interest payment. The Debenture may be prepaid by the Company before maturity, in whole or in part, without premium or penalty, if the Company gives the holder of the Debenture notice not less than 30 days before the date fixed for prepayment in that notice. The Debenture is convertible, at the option of the holder, into shares of common stock. The Debenture is not convertible until April 14, 1997, is convertible only to the extent of $333,333 from April 15, 1997 through April 29, 1997, is convertible only to the extent of $666,667 (less any amount previously converted) from April 30, 1997 through May 29, 1997, and is fully convertible after May 29, 1997.

         Subsequent to March 31, 1997, RBB exercised its right to convert $330,000 of principal amount of the Debenture into 1,648,352 shares of the Company's common stock at a conversion price of $0.2002 per share.

         In connection with this transaction, the Company issued to RBB three warrants (the "Warrants") to purchase common stock, each such Warrant entitling the holder to purchase, from February 21, 1997 through February 28, 2007, 178,378 shares of the common stock. The exercise prices of the three Warrants are $0.288, $0.576 and $0.864 per Warrant share, respectively. The unissued Warrants are accounted for at the difference between the price at the grant date and the exercise price and amortized over the life of the Warrants. The unamortized portion is reported as a reduction of the convertible debenture on the Company's balance sheet.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following discussion of the results of operations and the financial condition of the Company should be read in conjunction with the Company's Consolidated Condensed Financial Statements and Notes thereto included elsewhere in this Report.


Results of Operations

         For the three month periods ended March 31, 1997 and March 31, 1996, the Company incurred a loss of $388,315 ($0.00 per share) and $67,399 ($0.00 per share), respectively. The Company's increased losses during 1997 are principally due to the employment of Shalom Z. Hirschman, M.D. as President and Chief Executive Officer of the Company, increased research and development expenses associated with the services provided by Dr. Hirschman, and the implementation of Statement of Financial Accounting Standards Board (SFAS) No. 123, "Accounting for Stock-Based Compensation," which accounts for Common Stock purchase options granted in 1996. Administrative expenses and the lack of sales revenues also contribute to the Company's losses.

         There were sales of $303 and $7,685, respectively, during the three month periods ended March 31, 1997, and March 31, 1996. In fiscal year 1996, the Company collected $40,000 for the sale of territorial rights compared to $25,000 for the sale of territorial rights in 1995. All sales during these periods resulted from distributors purchasing RETICULOSE for testing purposes. Interest income was $14,610 and $3,223 during the three months ended March 31, 1997 and March 31, 1996, respectively.

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

Liquidity

         As of March 31, 1997, and December 31, 1996, the Company had current liquid assets (cash and cash equivalents and investments) of $2,201,518 and $1,440,237, respectively. As of March 31, 1997, and December 31, 1996, the Company had total assets of $2,683,965 and $1,716,800. The increase in liquid assets and total assets was primarily attributable to the exercise of options and the sale of the Debenture. See "--Capital Resources."

         Until RETICULOSE is registered for sale, sales of RETICULOSE are not expected to generate significant revenues. There can be no assurances that RETICULOSE will be available for sale or, even if available, that it would generate significant revenues. FDA approval to begin human clinical trials will require significant cash expenditures, the amount of which is not currently determinable. BEFORE SEPTEMBER 1995, THE COMPANY RECEIVED CORRESPONDENCE FROM THE FOOD AND DRUG ADMINISTRATION OF THE UNITED STATES DEPARTMENT OF HEALTH AND HUMAN SERVICES (THE "FDA"), WHICH STATED, AMONG OTHER COMMENTS, THAT THE COMPANY'S PRIOR SUBMISSIONS TO THE FDA DID NOT PROVIDE AN ADEQUATE RESPONSE TO THE FDA'S EARLIER REQUEST FOR PRECLINICAL INFORMATION AND ACCORDINGLY THE COMPANY'S NOTICE OF CLAIMED INVESTIGATIONAL EXEMPTION FOR A NEW DRUG SUBMITTED TO THE FDA ON SEPTEMBER 20, 1984 WAS "INACTIVATED." The Company has taken no action with regard to deficiency letters received by it from the FDA.

         In the event the Ministry of Health of the Government of the Bahamas attempts to prevent the manufacture of RETICULOSE by the Company's subsidiary for export from Freeport under its license from The Grand Bahama Port Authority, Limited, the Company's subsidiary may be required to relocate the manufacturing facility. Should such relocation become necessary, the Company currently anticipates being able to obtain a suitable site. The cost of such relocation, depending upon the site of such relocation, will in any event be material.

         If the Company does not begin to generate revenues from the sale of RETICULOSE, and if the Company does not receive significant funds from the exercise of additional options, it shall be dependent upon additional debt and/or equity financing, of which there can be no assurance, or it must reduce expenses or further limit operations.

Capital Resources

         The Company in the past has been dependent upon sales of shares of its Common Stock, $.00001 par value (the "Common Stock"), and upon the exercise of its warrants issued in the Company's initial public offering in 1986, all of which have expired and, since the expiration of the warrants, the Company has been dependent upon the proceeds from the continued exercise of outstanding options for the funds required to continue operations at present levels and to fund the planned Research and Development and Clinical Trials and Testing of RETICULOSE.

         On February 21, 1997, in order to finance research and development, the Company sold $1,000,000 principal amount of its ten-year 7% Convertible Debenture (the "Debenture") due February 28, 2007, to RBB Bank Aktiengesellschaft ("RBB") in an offshore transaction pursuant to Regulation S under the Securities Act of 1933, as amended. Accrued interest under the Debenture is payable semiannually, computed at the rate of 7% per annum on the unpaid principal balance from February 21, 1997 until the date of interest payment. (After default, interest accrues at 10% per annum.) The Debenture may be prepaid by the Company before maturity, in whole or in part, without premium or penalty, if the Company gives the holder of the Debenture notice not less than 30 days before the date fixed for prepayment in that notice (prepayment applied first to pay interest and then to principal then outstanding). The Debenture is convertible, at the option of the holder, into shares of Common Stock pursuant to the following formula: Upon receipt by the holder of the Debenture of the Company's notice of prepayment of the Debenture, in whole or in part, and otherwise in accordance with the schedule stated in the last sentence of this paragraph, the outstanding principal amount of the Debenture is convertible into such number of shares of Common Stock as shall equal the quotient obtained by dividing (x) the principal amount of the Debenture by (y) the Applicable Conversion Price; provided, however, that the right to convert outstanding principal of the Debenture terminates at the close of business on the third calendar day preceding the date fixed for prepayment of the Debenture in the Company's notice of prepayment, unless the Company defaults in making such prepayment. For this purpose, the term "Applicable Conversion Price" means the lesser of (q) $0.3432 and (r) the product obtained by multiplying the Average Closing Price by 0.70; and the "Average Closing Price" with respect to any conversion elected to be made by the holder of the Debenture shall be the average of the daily closing prices for the five consecutive trading days ended on the trading day immediately preceding the date on which the holder gives the Company a written notice of the holder's election to convert outstanding principal of the Debenture. The closing price on any trading day shall be (a) if the Common Stock is then listed or quoted on either the National Association of Securities Dealers, Inc.'s OTC Bulletin Board, The Nasdaq SmallCap Market or The Nasdaq National Market, the reported closing bid price for the Common Stock on such day or (b) if the Common Stock is listed on either the American Stock Exchange or New York Stock Exchange, the last reported sales price for the Common Stock on such exchange on such day. The Debenture is not convertible until April 14, 1997, is convertible only to the extent of $333,333 from April 15, 1997 through April 29, 1997, is convertible only to the extent of $666,667 (less any amount previously converted) from April 30, 1997 through May 29, 1997, and is fully convertible after May 29, 1997. On April 22, 1997, pursuant to notice by the holder, RBB, to the Company on April 22, 1997 under the Debenture, $330,000 of the principal amount of the Debenture was converted into 1,648,352 shares of the Common Stock.

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

         If the FDA or other approvals are obtained, of which there can be no assurance, funds must be budgeted by the Company from the exercise of options and the Warrants, potential grants and/or additional equity, which there is no assurance will be available.

         The Company is currently expending approximately $105,000 per month, which expenses include salaries, rent, professional fees, license fees and taxes, and travel, principally between the Company's headquarters and its Bahamian facility, and anticipates that it can continue operations for at least 21 months with its current liquid assets, if no Common Stock purchase options or Warrants are exercised. If all of the outstanding options are exercised, the Company will receive net proceeds of approximately $6,660,510. Those proceeds will contribute to general and administrative and working capital and will permit the Company to substantially increase its budget for research and development and clinical trials and testing and to operate at significantly increased levels of operation, assuming RETICULOSE receives approvals and prospects for sales increase to justify such increased levels of operation, of which there can be no assurance. However, there can be no assurance that any additional options will be exercised. The recent prevailing market price for shares of Common Stock has been above the exercise prices of certain of the outstanding options. However, there can be no assurance that the recent trading levels will be sustained or that any additional options will be exercised. In the event that less than 25% or none of the outstanding options are exercised, and no other additional financing is obtained by the Company, in order for the Company to achieve the level of operations contemplated by management, management anticipates that it will have to limit intentions to expand operations beyond current levels which involve expenditures of $105,000 per month. In addition, the Company has in the past sought debt financing, licensing agreements, joint ventures and other sources of financing, but no such financing except the Debenture is in place or identified or currently under discussion. There can be no assurance that any of the Company's distributors will ever obtain regulatory approvals to test or market RETICULOSE in any territory. In the event that financing is not available, in order to continue operations, management anticipates that they will have to defer their salaries. Management does not believe that, at present, debt or equity financing will be readily obtainable on favorable terms unless and until FDA approval for Phase I clinical testing is granted or comparable approval is obtained from another developed or developing country. Because of the uncertainties involved in the process of gaining approval for commercial drug use on humans, no assurance can be given that the Company will be able to sell RETICULOSE. For a discussion of the risk of relocation of the manufacturing facility of the Company's subsidiary, see "-- Liquidity."

         The Company does not have a patent for RETICULOSE, although two applications for United States patents have been filed on behalf of the Company and others are contemplated to be filed. There can be no assurance that other companies, having greater economic resources, will not be successful in developing a similar product using processes similar to those of the Company. There can be no assurance that the Company will obtain such a patent or, if obtained, that it will be enforceable. The Company has retained patent counsel for the purpose of pursuing additional patent protection for RETICULOSE. However, there is no certainty that patents will be granted, or if granted, that the patents will be sustained if judicially attacked, and, if declared valid, that the patents, in fact, will operate to protect the Company from others copying RETICULOSE. The Company has relied upon laws protecting proprietary information and trade secrets and upon confidentiality agreements to protect its rights to RETICULOSE and the processes for its manufacture, but there can be no assurance that such efforts and procedures will continue to be successful and protect the Company from any competition in the future.

PART II. OTHER INFORMATION

Item 2. Changes in Securities

        (c) On February 26, 1997, the Company issued 50,000 shares of the Company's common stock to Malcom Santer for his services, which have been valued at $.41 per share.

         For a description of the Company's sale on February 21, 1997 of the Company's ten-year 7% Convertible Debenture due February 28, 2007 and, in connection with that transaction, the Company's issuance of warrants to purchase shares of the common stock, see Part I, Item 2. Management's Discussion and Analysis or Plan of Operation - Capital Resources." On April 22, 1997, pursuant to notice by the holder, RBB, to the Company on April 22, 1997 under the Debenture, $330,000 of principal amount of the Debenture was converted into 1,648,352 shares of the common stock.

        On March 21, 1997, the Company issued 3,333,333 shares of the common stock for cash in the amount of $266,667 in connection with the exercise of options held by stockholders of TRM Management Corp. or their assignee.

        All shares were issued in reliance upon Section 4(2) and/or 3(b) of the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

         27.  Financial Data Schedule (for SEC use only)

         (b)  Reports on Form 8-K

(1)      Report dated February 21, 1997, including Item 5, regarding:

                  A. the Convertible Debenture to RBB Bank AG dated February 21, 1997;
                  B. An executed lease dated February 7, 1997 from Robert
                  Martin Company, LLC to the Company; and
                  C. Acceptance of the Company's invitation to Robert C. Kolodny, M.D. to serve as a member of its Board of Directors as of February 24, 1997 until the next annual meeting of shareholders and until a successor shall be elected and shall qualify.

         No financial statements were filed.

(2) Report dated March 13, 1997, including Item 5, regarding an Agreement between the National Cancer Institute of the National Institutes of Health and the Company, dated March 13, 1997. No financial statements were filed.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        ADVANCED VIRAL RESEARCH CORP.


  Date: May 14, 1997                    By:  /s/ William Bregman
                                            -------------------------------
                                            William Bregman,
                                            Duly Authorized Officer
                                            and Principal Financial and
                                            Accounting Officer