Form 10QSB
period 1997-06-30
ADVANCED VIRAL RESEARCH CORP
filed 1997-08-13
CIK 786623

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                 Yes  [X]                                         No

The number of shares outstanding of the issuer's classes of common stock as of June 30, 1997 was 272,957,269.

Traditional Small Business Disclosure Format (check one)

                 Yes  [X]                                         No

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                                   FORM 10-QSB

                           QUARTER ENDED JUNE 30, 1997

                                TABLE OF CONTENTS
                                -----------------

                                                                                                               PAGE
                                                                                                               ----

PART I

    FINANCIAL INFORMATION (UNAUDITED)

      Consolidated Condensed Balance Sheets, June 30, 1997 and December 31, 1996                                 1

      Consolidated Condensed Statements of Operations for the Three and Six Months Ended
        June 30, 1997 and 1996 and from Inception (February 20, 1984) to June 30, 1997                           2

      Consolidated Condensed Statements of Stockholders' Equity from Inception
        (February 20, 1984) to June 30, 1997                                                                   3-6

      Consolidated Condensed Statements of Cash Flows for the Six Months Ended
        June 30, 1997 and 1996 and from Inception (February 20, 1984) to June 30, 1997                           7

      Notes to Consolidated Condensed Financial Statements                                                    8-16

      Management's Discussion and Analysis or Plan of Operation                                              17-20


PART II

    CHANGES IN SECURITIES, EXHIBITS AND REPORTS ON FORM 8-K                                                     21

      SIGNATURES                                                                                                22

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED CONDENSED BALANCE SHEETS




                                                            June 30,          December 31,
                                                              1997                1996
                                                              ----                ----
                           ASSETS                         (Unaudited)
Current Assets:
 Cash and cash equivalents                                $   418,217         $    61,396
 Investments                                                1,327,226           1,378,841
 Inventory                                                     19,729              19,729
 Other current assets                                          33,646              16,081
                                                          -----------         -----------
    Total current assets                                    1,798,818           1,476,047

Property and Equipment                                        286,161             207,209

Other Assets                                                  187,625              33,544
                                                          -----------         -----------

    Total assets                                          $ 2,272,604         $ 1,716,800
                                                          ===========         ===========


 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued liabilities                 $   113,121         $    46,674
 Customer deposits                                              7,800               7,800
                                                          -----------         -----------
    Total current liabilities                                 120,921              54,474
                                                          -----------         -----------

Convertible Debenture, Net                                    500,000                  --
                                                          -----------         -----------

Commitments and Contingencies                                      --                  --

Stockholders' Equity:
 Common stock; 1,000,000,000 shares of
  $.00001 par value authorized; 272,957,269 and
  267,031,058 shares issued and outstanding                     2,729               2,671
 Additional paid-in capital                                 7,772,701           7,003,351
 Subscription receivable                                      (19,000)            (19,000)
 Deficit accumulated in the development stage              (5,823,866)         (4,851,537)
 Deferred compensation cost                                  (280,881)           (473,159)
                                                          -----------         -----------
    Total stockholders' equity                              1,651,683           1,662,326
                                                          -----------         -----------

    Total liabilities and stockholders' equity            $ 2,272,604         $ 1,716,800
                                                          ===========         ===========







           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                                                                                                                    Inception
                                                                                                                  (February 20,
                                                      Three Months Ended                Six Months Ended              1984) to
                                                           June 30,                          June 30,                  June 30,
                                                 1997              1996              1997               1996            1997
                                                 ----              ----              ----               ----            ----

Revenues:
 Sales                                      $       1,975     $       7,584     $       2,278     $      15,269     $     194,319
 Interest                                          20,369            15,726            34,979            18,949           380,388
 Other income                                          --                --                --                --           112,000
                                            -------------     -------------     -------------     -------------     -------------
                                                   22,344            23,310            37,257            34,218           686,707
                                            -------------     -------------     -------------     -------------     -------------

Costs and Expenses:
 Research and development                         124,459            73,840           194,673            74,000         1,301,081
 General and administrative                       425,176           114,552           752,161           189,029         4,965,635
 Depreciation and amortization                     55,792             4,865            61,511             8,535           240,406
 Interest                                             931                --             1,241                --             3,451
                                            -------------     -------------     -------------     -------------     -------------
                                                  606,358           193,257         1,009,586           271,564         6,510,573
                                            -------------     -------------     -------------     -------------     -------------

Net Loss                                    $    (584,014)    $    (169,947)    $    (972,329)    $    (237,346)    $  (5,823,866)
                                            =============     =============     =============     =============     =============

Net Loss Per Share of
 Common Stock                               $        (.00)    $        (.00)    $        (.00)    $        (.00)    $        (.00)
                                            =============     =============     =============     =============     =============

Weighted Average Number of
 Common Shares Outstanding                    269,261,569       255,859,904       269,261,569       255,859,904
                                            =============     =============     =============     =============     =============






           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 1997

                                   (UNAUDITED)

                                                                                                                  Deficit
                                                               Common Stock                                    Accumulated
                                                        Amount                                    Additional    during the
                                                          Per                                      Paid-In     Development
                                                         Share          Shares      Amount         Capital        Stage
                                                         -----          ------      ------         -------        -----
Balance, inception (February 20, 1984)
 as previously  reported                                                       --   $1,000       $        --        (1,000)
Adjustment for pooling of interests                                            --   (1,000)            1,000            --
                                                                      -----------   ------       -----------  -------------


Balance, inception, as restated                                                --       --             1,000        (1,000)
   Net loss, period ended December 31, 1984                                    --       --                --       (17,809)
                                                                      -----------   ------       -----------  ------------


Balance, December 31, 1984                                                     --       --             1,000       (18,809)
   Issuance of common stock for cash                        $.00      113,846,154    1,138               170            --
   Net loss, year ended December 31, 1985                                      --       --                --       (25,459)
                                                                      -----------   ------       -----------  ------------


Balance, December 31, 1985                                            113,846,154    1,138             1,170       (44,268)
   Issuance of common stock - public offering                          40,000,000      400           399,600            --
   Issuance of underwriter's warrants                        .01               --       --               100            --
   Expenses of public offering                                                 --       --          (117,923)           --
   Issuance of common stock, exercise of "A" warrants        .03          819,860        9            24,587            --
   Net loss, year ended December 31, 1986                                      --       --                --      (159,674)
                                                                      -----------   ------       -----------  ------------


Balance, December 31, 1986                                            154,666,014    1,547           307,534      (203,942)
   Issuance of common stock, exercise of "A" warrants       $.03       38,622,618      386         1,158,321            --
   Expenses of stock issuance                                                  --       --           (11,357)           --
   Acquisition of subsidiary for cash                                          --       --           (46,000)           --
   Cancellation of debt due to stockholders                                    --       --            86,565            --
   Net loss, period ended December 31, 1987                                    --       --                --      (258,663)


Balance, December 31, 1987                                            193,288,632    1,933         1,495,063      (462,605)
   Net loss, year ended December 31, 1988                                      --       --                --      (199,690
Balance, December 31, 1988                                            193,288,632    1,933         1,495,063      (662,295)
                                                                      -----------   ------       -----------  ------------
   Net loss, year ended December 31, 1989                                      --       --                --      (270,753


Balance, December 31, 1989                                            193,288,632    1,933         1,495,063      (933,048)
                                                                      -----------   ------       -----------  ------------
   Issuance of common stock, expiration of redemption
    offer on "B" warrants                                    .05        6,729,850       67           336,475            --
   Issuance of common stock, exercise of "B" warrants        .05          268,500        3            13,422            --
   Issuance of common stock, exercise of "C" warrants        .08           12,900       --             1,032            --
   Net loss, year ended December 31, 1990                                      --       --                --      (267,867)
                                                                      -----------   ------       -----------  ------------


Balance, December 31, 1990                                            200,299,882   $2,003       $ 1,845,992  $ (1,200,915)
                                                                      -----------   ------       -----------  ------------



           See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 1997

                                   (UNAUDITED)

                                                                                                                         Deficit
                                                                             Common Stock                              Accumulated
                                                                 Amount                                Additional      during the
                                                                   Per                                   Paid-In       Development
                                                                  Share        Shares       Amount       Capital          Stage
                                                                  -----        ------       ------       -------          -----
Balance, December 31, 1990                                                     200,299,882   $ 2,003   $ 1,845,992    $ (1,200,915)
   Issuance of common stock, exercise of "B" warrants             $  .05            11,400         -           420               -
   Issuance of common stock, exercise of "C" warrants                .08             2,500         -           200               -
   Issuance of common stock, exercise of underwriters warrants      .012         3,760,000        38        45,083               -
   Net loss, year ended December 31, 1991                                                -         -             -        (249,871)
                                                                               -----------     -----     ---------      ----------

Balance, December 31, 1991                                                     204,073,782     2,041     1,891,695      (1,450,786)
   Issuance of common stock, for testing                           .0405        10,000,000       100       404,900               -
   Issuance of common stock, for consulting services                .055           500,000         5        27,495               -
   Issuance of common stock, exercise of "B" warrants                .05         7,458,989        75       372,875               -
   Issuance of common stock, exercise of "C" warrants                .08         5,244,220        52       419,487               -
   Expenses of stock issuance                                                                               (7,792)
   Net loss, year ended December 31, 1992                                                -         -             -        (839,981)
                                                                               -----------     -----     ---------      ----------

Balance, December 31, 1992                                                     227,276,991     2,273     3,108,660      (2,290,767)
   Issuance of common stock, for consulting services                .055           500,000         5        27,495               -
   Issuance of common stock, for consulting services                             3,500,000        35       104,965               -
   Issuance of common stock, for testing                            .035         5,000,000        50       174,950               -
   Net loss, year ended December 31, 1993                                                -         -             -        (563,309)
                                                                               -----------     -----     ---------      ----------

Balance, December 31, 1993                                                     236,276,991     2,363     3,416,070      (2,854,076)
                                                                               -----------     -----     ---------      ----------



           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

      CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 1997

                                   (UNAUDITED)

                                                                                                               Deficit
                                                                  Common Stock                               Accumulated   Deferred
                                                        Amount                      Additional                 during the   Compen-
                                                        Per                           Paid-In   Subscription  Development    sation
                                                        Share   Shares      Amount    Capital    Receivable     Stage        Cost
                                                        ----    ------      ------    -------    ----------     -----        ----

Balance, December 31, 1993                                     236,276,991  $ 2,363  $ 3,416,070           $ (2,854,076)         -
   Issuance of common stock, for consulting services $  .05      4,750,000       47      237,453                      -          -
   Issuance of common stock, exercise of options        .08        400,000        4       31,996                      -          -
   Issuance of common stock, exercise of options        .10        190,000        2       18,998                      -          -
   Net loss, year ended December 31, 1994                                -        -            -               (440,837)         -
                                                               -----------    -----    ---------  -------    ----------   --------

Balance, December 31, 1994                                     241,616,991    2,416    3,704,517        -    (3,294,913)         -
   Issuance of common stock, exercise of options        .05      3,333,333       33      166,633        -             -          -
   Issuance of common stock, exercise of options        .08      2,092,850       21      167,407        -             -          -
   Issuance of common stock, exercise of options        .10      2,688,600       27      268,833        -             -          -
   Issuance of common stock, for consulting services    .11      1,150,000       12      126,488        -             -          -
   Issuance of common stock, for consulting services    .14        300,000        3       41,997        -             -          -
   Net loss, year ended December 31, 1995                                -        -            -        -      (401,884)         -
                                                               -----------    -----    ---------  -------    ----------   --------

Balance, December 31, 1995                                     251,181,774    2,512    4,475,875        -    (3,696,797)         -
   Issuance of common stock, exercise of options        .05      3,333,334       33      166,634        -             -          -
   Issuance of common stock, exercise of options        .08      1,158,850       12       92,696        -             -          -
   Issuance of common stock, exercise of options        .10      7,163,600       72      716,288        -             -          -
   Issuance of common stock, exercise of options        .11        170,000        2       18,698        -             -          -
   Issuance of common stock, exercise of options        .12      1,300,000       13      155,987        -             -          -
   Issuance of common stock, exercise of options        .18      1,400,000       14      251,986        -             -          -
   Issuance of common stock, exercise of options        .19        500,000        5       94,995        -             -          -
   Issuance of common stock, exercise of options        .20        473,500        5       94,695        -             -          -
   Issuance of common stock, for services rendered      .50        350,000        3      174,997        -             -          -
   Options granted                                                       -        -      760,500        -             -   (473,159)
   Subscription receivable                                               -        -            -  (19,000)            -          -
   Net loss, year ended December 31, 1996                                -        -            -        -    (1,154,740)         -
                                                               -----------    -----    ---------  -------    ----------   --------

Balance, December 31, 1996                                     267,031,058    2,671    7,003,351  (19,000)   (4,851,537)  (473,159)
                                                               -----------    -----    ---------  -------    ----------   --------



           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

      CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 1997

                                   (UNAUDITED)


                                                                                                               Deficit
                                                            Common Stock                                     Accumulated    Deferred
                                                   Amount   ------------                       Additional     during the     Compen-
                                                     Per                             Paid-In  Subscription   Development     sation
                                                    Share    Shares       Amount     Capital    Receivable     Stage          Cost
                                                    -----    ------       ------     -------    ----------     -----          ----

Balance, December 31, 1996                                 $267,031,058  $  2,671  $ 7,003,351  $(19,000)  $(4,851,537)  $(473,159)
   Issuance of common stock; exercise of options    0.080     3,333,333        33      247,633         -             -           -
   Issuance of common stock; conversion of debt     0.150       894,526         9      133,991         -             -           -
   Issuance of common stock; conversion of debt     0.200     1,648,352        16      329,984         -             -           -
   Issuance of common stock; exchange for services  0.410        50,000         -       20,500         -             -           -
   Warrant costs                                                      -         -       37,242         -             -           -
   Amortization of deferred compensation costs                        -         -            -         -             -     192,278
   Net loss period ended June 30, 1997                                -         -            -         -      (972,329)          -
                                                            -----------  --------  -----------  --------   -----------   ---------

Balance, June 30, 1997                                      272,957,269  $  2,729  $ 7,772,701  $(19,000)  $(5,823,866)  $(280,881)
                                                            ===========  ========  ===========  ========   ===========   =========
















           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                                Inception
                                                                      Six Months Ended        (February 20,
                                                                          June 30,               1984) to
                                                                                                  June 30,
                                                                    1997          1996             1997
                                                                    ----          ----             ----
Cash Flows from Operating Activities:
  Net loss                                                        $(972,329)      $(237,346)    $(5,823,866)
                                                                  ---------       ---------     -----------
  Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation and amortization                                62,752           8,535         241,647
        Amortization of deferred compensation cost                  192,278              --         479,619
        Loss on sale of property and equipment                        1,425              --           1,425
        Issuance of common stock for services                        20,500              --       1,392,500
        (Increase) decrease in other current assets                 (17,565)          4,739         (52,646)
        Increase in inventory                                            --          (1,638)        (19,729)
        Increase in other assets                                   (224,295)             --        (238,839)
        Increase (decrease) in accounts payable
           and accrued liabilities                                   66,447           2,640         119,321
                                                                                                -----------
              Total adjustments                                     101,542          14,276       1,923,298
                                                                  ---------       ---------     -----------
              Net cash used by operating activities                (870,787)       (223,070)     (3,900,568)
                                                                  ---------       ---------     -----------

Cash Flows from Investing Activities:
 Purchase of investments                                           (665,000)       (649,980)     (2,391,256)
 Proceeds from sale of investments                                  716,615              --       1,064,030
 Expenditures for property and equipment                            (91,873)           (519)       (476,377)
 Proceeds from sale of property and equipment                         1,200              --           1,200
                                                                                  ---------     -----------
             Net cash provided (used) by investing activities       (39,058)       (650,499)     (1,802,403)
                                                                  ---------       ---------     -----------

Cash Flows from Financing Activities:
 Proceeds from issuance of convertible debenture                  1,000,000              --       1,000,000
 Proceeds from sale of securities, net of issuance costs            266,666       1,373,734       5,121,188
                                                                  ---------       ---------     -----------
             Net cash provided by financing activities            1,266,666       1,373,734       6,121,188
                                                                  ---------       ---------     -----------

Net Increase in Cash and Cash Equivalents                           356,821         500,165         418,217

Cash and Cash Equivalents, Beginning                                 61,396          65,230              --
                                                                  ---------       ---------     -----------

Cash and Cash Equivalents, Ending                                 $ 418,217       $ 565,395     $   418,217
                                                                  =========       =========     ===========

Supplemental Schedule of Non Cash Financing Activities:
 During the quarter ended June 30, 1997, $464,000 of the convertible debenture was converted into 2,542,878 shares of the Company's common stock



           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  JUNE 30, 1997

NOTE 1.   BASIS OF PRESENTATION

          The accompanying unaudited consolidated condensed financial statements at June 30, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 1997 and results of operations for the three months and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

NOTE 2.   COMMITMENTS AND CONTINGENCIES

          GOING CONCERN

          The accompanying unaudited consolidated condensed financial statements at June 30, 1997 have been prepared in conformity with generally accepted accounting principles which contemplate the continuance of the Company as a going concern. The Company has suffered losses from operations during its operating history. The Company is dependent upon registration of RETICULOSE for sale before it can begin commercial operations. The Company's cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials required by the FDA. Management does not anticipate registration or other approval of RETICULOSE in the near future in the United States. Unless and until RETICULOSE is approved for sale, the Company may be dependent upon the continued sale of its securities for funds to meet its cash requirements. Management intends to continue to sell the Company's securities in an attempt to mitigate the effects of its cash position; however, no assurance can be given that such equity financing, if and when required, will be available. In the event that such equity financing is not available, in order to continue operations, management anticipates that they will have to defer their salaries. In addition, the Company may seek additional debt financing. No assurance can be given that the Company will be able to sustain its operations until approval is granted or that any approval will ever be granted. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

          POTENTIAL CLAIM FOR ROYALTIES

          The Company may be subject to claims from certain third parties for royalties due on sale of RETICULOSE. The Company has not as yet received any notice of claim from such parties.

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2.   COMMITMENTS AND CONTINGENCIES (Continued)

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

          PRODUCT LIABILITY

          The Company could be subjected to claims for adverse reactions resulting from the use of RETICULOSE. Although the Company is unaware of any such claims or threatened claims since RETICULOSE was initially marketed in the 1940's, one study noted adverse reactions from highly concentrated doses in guinea pigs. In the event any claims for substantial amounts were successful, they could have a material adverse effect on the Company's financial condition and on the marketability of RETICULOSE. As of the date hereof, the Company does not have product liability insurance for RETICULOSE. There can be no assurance that the Company will be able to secure such insurance in adequate amounts, at reasonable premiums if it determined to do so. Should the Company be unable to secure such product liability insurance, the risk of loss to the Company in the event of claims would be greatly increased and could materially adversely affect the Company.

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

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2.   COMMITMENTS AND CONTINGENCIES (Continued)

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

          Pursuant to the Plata Agreement, the Company authorized the issuance to Plata of 5,000,000 shares of common stock and options to purchase an additional 5,000,000 shares at $.08 per share through July 9, 1994 (the "Plata Options") and 5,000,000 shares at $.10 per share through July 9, 1994. Pursuant to several amendments, the Plata Options and the Additional Plata Options are exercisable through December 31, 1997 at an exercise price of $.12 and $.14, respectively. As of June 30, 1997, there are outstanding Plata Options to acquire 813,000 shares at an exercise price of $.12 per share and Additional Plata Options to acquire 858,100 shares at an exercise price of $.14 per share. Through June 30, 1997, the Company has received approximately $670,000 pursuant to the issuance of approximately 7.7 million shares in connection with the exercise of the Plata Options and the Additional Plata Options.

          TRM MANAGEMENT CORP. ("TRM")

          In August 1991, the Company entered into an agreement with TRM, whereby TRM performed a controlled open clinical trial test in Haiti (the "Haiti Tests"), using RETICULOSE (the "TRM Agreement"). According to the TRM Agreement, the purpose of the Haiti Tests was to assess the effectiveness of RETICULOSE against the Hepatitis "A" virus and Hepatitis "B" virus in accordance with and in compliance with a certain Hepatitis Open Label Clinical Trial Protocol developed by TRM. At the conclusion of the Haiti Tests, TRM was required to prepare a paper describing the methods and results of testing, the form and substance of which shall be appropriate for publication by recognized scientific journals ("Results Paper"). The Results Paper was published in the December 1992 issue of the Journal of the Royal Society of Health.

          On January 3, 1992, TRM delivered to the Company the Results Paper. In accordance with the terms of the TRM Agreement, the Company has issued to the shareholders and certain associated persons of TRM (1) an aggregate amount of 10,000,000 shares of the Company's common stock (the "TRM Shares") and (2) an option to acquire, at any time, for a period of five years from the date of issuance of the option, 10,000,000 shares of the Company's common stock at a purchase price of $.05 per share (the "TRM Options"). As of December 31, 1996, 6,666,666 shares of common stock were issued pursuant to the exercise of the TRM Options for an aggregate exercise price of $333,333. In March 1997, the remaining 3,333,334 shares of common stock were issued pursuant to the exercise of the TRM options for an aggregate exercise price of $266,667.

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2.   COMMITMENTS AND CONTINGENCIES (Continued)

          ARGENTINE AGREEMENT

          In April 1996, the Company entered into an agreement (the "Argentine Agreement") with DCT SRL, an Argentine corporation unaffiliated with the Company ("DCT") pursuant to which DCT was to cause a clinical trial to be conducted in two separate hospitals located in Buenos Aires, Argentina (the "Clinical Trials"). Pursuant to the Argentine Agreement, the Clinical Trials were to be conducted pursuant to a protocol developed by Juan Carlos Flichman, M.D. and the purpose of the Clinical Trials was to assess the efficacy of the Company's drug RETICULOSE on the Human Papilloma Virus (HPV). The protocol calls for, among other things, a study to be performed with clinical and laboratory follow-up on 20 male and female human patients between the ages of 18 and 50. The Clinical Trials were not a double-blind study and did not include a placebo control group or references to any other antiviral drug.

          Pursuant to the Argentine Agreement, the Company paid approximately $34,000 to DCT to cover out-of-pocket expenses associated with the Clinical Trials. The Argentine Agreement further provides, that at the conclusion of the Clinical Trials, DCT shall cause Dr. Flichman to prepare and deliver a written report to the Company regarding the methodology and results of the Clinical Trials (the "Written Report"). In September 1996, the Written Report was delivered by Dr. Flichman to the Company. Upon delivery of the Written Report to the Company, the Company delivered to the principals of DCT options to acquire 2,000,000 shares of the Company's common stock for a period of one year from the date of the delivery of the Written Report, at a purchase price of $.20 per share. As of June 30, 1997, 473,500 shares of common stock were issued pursuant to the exercise of these options for an aggregate exercise price of approximately $95,000.

          In June 1994, DCT SRL and the Company entered into an exclusive distribution agreement whereby the Company granted to DCT, subject to certain conditions, the exclusive right to market and sell RETICULOSE in Argentina, Bolivia, Paraguay, Uruguay, Brazil, and Chile (the "DCT Exclusive Distribution Agreement").

          During the quarter ended June 30, 1997, the Company entered into an agreement with DCT (the "HIV-HPV Agreement") whereby the Company agreed to provide to DCT or its assignees, up to $600,000 to cover the costs of a double blind placebo controlled study in approximately 150 patients to assess the efficacy of Reticulose for the treatment of persons diagnosed with the HIV virus (AIDS) and HPV (the "HIV-HPV Study").

          In connection with the HIV-HPV Agreement, the Company has advanced approximately $140,000, of which $100,000 was advanced during the three month period ended June 30, 1997 and is accounted for as a research and development expense. The amounts have been used to cover expenses associated with pre-clinical activities.

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

          The HIV-HPV Agreement provides that (i) in the event the data from the HIV-HPV Study is used in connection with Reticulose being approved for commercial sale anywhere within the territory granted under the DCT Exclusive Distribution Agreement or (ii) DCT receives financing to cover the costs of the HIV-HPV Study, then DCT is obligated to reimburse the Company for all amounts expended in connection with the HIV-HPV Study.

          BARBADOS STUDY

          A double-blind clinical trial using RETICULOSE in the treatment of AIDS is being conducted at the Queen Elizabeth Hospital, Bridgetown, Barbados (the "Barbados Study"). As of June 30, 1997, the Company has expended approximately $275,000 to cover the costs of the Barbados Study. Based on information received from the coordinators of the Barbados Study, the Company is uncertain as to the continued costs to be incurred in connection with the Barbados Study and has not been informed as to when results from the Barbados Study will be forthcoming. In December 1996, the Company received from the coordinators of the Barbados Study, a written summary of preliminary results of the Barbados Study (the "Written Summary").

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2.   COMMITMENTS AND CONTINGENCIES (Continued)

          HIRSCHMAN AGREEMENT

          In May 1995, the Company entered into a consulting agreement with Shalom Z. Hirschman, M.D., then Professor of Medicine of Mt. Sinai School of Medicine, New York, New York and Director of Mt. Sinai's Division of Infectious Diseases, whereby Dr. Hirschman was to provide consulting services to the Company through May 1997. The consulting services included the development and location of pharmacological and biotechnology companies and assisting the Company in seeking joint ventures with and financing of companies in such industries.

          In connection with the consulting agreement, the Company issued to Dr. Hirschman 1,000,000 shares of the Company's common stock and the option to acquire 5,000,000 shares of the Company's common stock for a period of three years as per the vesting schedule as referred to in the agreement, at an exercise price of $.18 per share. In addition and in connection with entering into the consulting agreement with Dr. Hirschman, the Company issued to a person unaffiliated with the Company, 100,000 shares of the Company's common stock, and an option to acquire for a period of one year, from June 1, 1995, an additional 500,000 shares at an exercise price of $.18 per share. As of June 30, 1997, 900,000 shares have been issued upon exercise of these options for cash consideration of $162,000 under this Agreement.

          In March 1996, the Company entered into an addendum to the consulting agreement with Dr. Hirschman whereby Dr. Hirschman agreed to provide additional consulting services to the Company through May 2000 (the "Addendum"). Pursuant to the Addendum, the Company granted to Dr. Hirschman and his designees options to purchase an aggregate of 15,000,000 shares of the Company's common stock for a three year period pursuant to the following schedule: (i) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1996 and ending March 23, 1999 at an exercise price of $.19 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; (ii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1998 and ending March 23, 1999 at an exercise price of $.27 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; and (iii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1998 and ending March 23, 1999 at an exercise price of $.36 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, counsel to Dr. Hirschman. In addition, the Company has agreed to cause the shares underlying these options to be registered so long as there is no cost to the Company. As of June 30, 1997, 500,000 shares of common stock were issued pursuant to the exercise of stock options by Richard Rubin. Mr. Rubin has, from time to time in the past, advised the Company on matters unrelated to his representation of Dr. Hirschman.

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2.   COMMITMENTS AND CONTINGENCIES (Continued)

          On October 14, 1996, the Company and Dr. Hirschman entered into an agreement (the "Employment Agreement") whereby Dr. Hirschman has agreed to serve as the President and Chief Executive Officer of the Company for a period of three years, subject to earlier termination by either party, either "for cause," as defined in and in accordance with the provisions of the Employment Agreement, or if the Company does not receive, on or prior to December 31, 1997, funding of at least $3,000,000 from sources other than traditional institutional/bank debt financing or proceeds from the purchase by Dr. Hirschman of the Company's securities, including, without limitation, the exercise of Dr. Hirschman of outstanding stock options. Pursuant to the Employment Agreement, Dr. Hirschman is entitled to receive an annual base salary of $325,000, use of an automobile, major medical, term life, disability and dental insurance benefits for the term of his employment. The Employment Agreement further provides that Dr. Hirschman shall be nominated by the Company to serve as a member of the Company's Board of Directors and that Bernard Friedland and William Bregman will vote in favor of Dr. Hirschman as a director of the Company, for the duration of Dr. Hirschman's employment, and since October 1996, Dr. Hirschman has served as a member of the Company's Board of Directors.

          CONSULTING AGREEMENTS

          COHEN AGREEMENTS

          In September 1992, the Company entered into a one year consulting agreement with Leonard Cohen (the "September 1992 Cohen Agreement") for a one-year term. The September 1992 Cohen Agreement required that Mr. Cohen provide certain consulting services to the Company in exchange for the Company's issuing to Mr. Cohen 1,000,000 shares of common stock (the "September 1992 Cohen Shares"), 500,000 of which were issuable upon execution of the September 1992 Cohen Agreement and the remaining 500,000 shares of which were issuable upon Mr. Cohen completing 50 hours of consulting service to the Company. The Company issued the first 500,000 shares to Mr. Cohen in October 1992 and the remaining 500,000 shares to Mr. Cohen in February 1993. Further pursuant to the September 1992 Cohen Agreement, the Company granted to Mr. Cohen the option to acquire, at any time and from time to time through September 10, 1993 (which date has been extended through December 31, 1997), the option to acquire 3,000,000 shares of common stock of the Company at an exercise price of $.09 per share (which exercise price has been increased to $.13 per share) (the "September 1992 Cohen Options"). As of June 30, 1997, 1,300,000 of the September 1992 Cohen Options have been exercised for cash consideration of $156,000.

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2.   COMMITMENTS AND CONTINGENCIES (Continued)

          In February 1993, the Company entered into a second consulting agreement with Mr. Cohen (the "February 1993 Cohen Agreement") for a three-year term commencing on March 1, 1993. The February 1993 Cohen Agreement provides that Mr. Cohen provide financing business consulting services concerning the operations of the business of the Company and possible strategic transactions in exchange for the Company issuing to Mr. Cohen 3,500,000 shares of common stock (the "February 1993 Cohen Shares"), 1,500,000 shares of which Mr. Cohen has informed the Company he has assigned to certain other persons not affiliated with the Company or any of its officers or directors.

          In July 1994, in consideration for services related to the introduction, negotiation and execution of a distribution agreement the Company issued: (i) to Mr. Cohen, an additional 2,500,000 shares (the "April 1994 Cohen Shares") and (ii) to each of Elliot Bauer and Lee Rizzuto, 625,000 shares (the "Bauer and Rizzuto Shares") as well as options to acquire an additional 5,000,000 shares at $.10 per share exercisable through May 1, 1996 (the "Bauer and Rizzuto Options"). The Company has been informed that Messrs. Cohen, Bauer and Rizzuto are principals of a firm which has been granted certain distribution rights, which were terminated on May 31, 1995. Through June 30, 1997, 2,855,000 shares were issued pursuant to the exercise of the Bauer and Rizzuto Options for an aggregate exercise price of $285,500. During the year ended December 31, 1996, approximately 3,000,000 shares of common stock were issued for cash consideration of $300,000 pursuant to the exercise of the Bauer and Rizzuto Options. Pursuant to several amendments, the Bauer and Rizzuto options are exercisable through December 31, 1997 at an option price of $.11. The Company agreed to issue to Cohen an additional 300,000 shares in 1995 at a time when the shares were valued at $.14 per share, in consideration for expenditures incurred by Mr. Cohen in connection with securing for the benefit of the Company and the affiliated distributor, the continued services of a doctor.

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

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3.   CONVERTIBLE DEBENTURE

          On February 21, 1997, in order to finance research and development, the Company sold $1,000,000 principal amount of its ten-year 7% Convertible Debenture (the "Debenture") due February 28, 2007, to RBB Bank Aktiengesellschaft ("RBB"). Accrued interest under the Debenture is payable semi-annually, computed at the rate of 7% per annum on the unpaid principal balance from February 21, 1997 until the date of interest payment. The Debenture may be prepaid by the Company before maturity, in whole or in part, without premium or penalty, if the Company gives the holder of the Debenture notice not less than 30 days before the date fixed for prepayment in that notice. The Debenture is convertible, at the option of the holder, into shares of common stock.

          During the quarter ended June 30, 1997, RBB exercised its right to convert $330,000 of the principal amount of the Debenture into 1,648,352 shares of the Company's common stock at a conversion price of $.2002 per share and to convert $134,000 of the principal amount of the Debenture into 894,526 shares of the Company's common stock at a conversion price of $.1498.

          Subsequent to June 30, 1997, RBB exercised its right to convert $270,000 of the principal amount of the Debenture into 2,323,580 shares of the Company's common stock at a conversion price of $0.1162 per share.

          In connection with the issuance of the Debenture, the Company issued to RBB three warrants (the "Warrants") to purchase common stock, each such Warrant entitling the holder to purchase, from February 21, 1997 through February 28, 2007, 178,378 shares of the common stock. The exercise prices of the three Warrants are $0.288, $0.576 and $0.864 per Warrant share, respectively. The Warrants are accounted for at the estimated fair value as measured by the difference between the price at the grant date and the exercise price. The discount is amortized to interest expense over the life of the Warrants. The unamortized portion is reported as a reduction of the convertible debenture on the Company's balance sheet.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following discussion of the results of operations and the financial condition of the Company should be read in conjunction with the Company's Consolidated Condensed Financial Statements and Notes thereto included elsewhere in this Report.


RESULTS OF OPERATIONS

         For the three month periods ended June 30, 1997 and June 30, 1996, the Company incurred losses of $584,014 ($0.00 per share) and $169,947 ($0.00 per share). For the six month periods ended June 30, 1997 and June 30, 1996, the Company incurred losses of $972,329 and $237,346. The Company's increased losses during 1997 are principally due to the employment of Shalom Z. Hirschman, M.D. as President and Chief Executive Officer of the Company ($162,500 for the six months ended June 30, 1997 vs. $0 for the six months ended June 30, 1996); increased research and development expense (approximately $195,000 for the six months ended June 30, 1997 vs. approximately $74,000 for the six months ended June 30, 1996); the opening and maintenance costs of the Company's Yonkers, New York office (approximately $60,000 for the six months ended June 30, 1997 vs. $0 for the six months ended June 30, 1996); and the implementation of Statement of Financial Accounting Standards Board (SFAS) No. 123 "Accounting for Stock-Based Compensation," which accounts for Common Stock purchase options granted in 1996 (approximately $192,000 for the six months ended June 30, 1997 vs. $0 for the six months ended June 30, 1996). Administrative expenses and the lack of sales revenues also contribute to the Company's losses.

         There were sales of $1,975 and $7,584, respectively, during the three month periods ended June 30, 1997 and June 30, 1996 and $2,278 and $15,269 during the six months ended June 30, 1997 and June 30, 1996. In fiscal year 1996, the Company collected $40,000 for the sale of territorial rights compared to $0 for the sale of territorial rights during the six months ended June 30, 1997. All sales during these periods resulted from distributors purchasing RETICULOSE for testing purposes. Interest income was $20,369 and $15,726 for the three month periods ended June 30, 1997 and June 30, 1996 and $34,979 and $18,949 for the six month periods ended June 30, 1997 and June 30, 1996.

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

Liquidity

         As of June 30, 1997, and December 31, 1996, the Company had current liquid assets (cash and cash equivalents and investments) of $1,745,443 and $1,440,237, respectively. As of June 30, 1997, and December 31, 1996, the Company had total assets of $2,272,604 and $1,716,800. The increase in liquid assets and total assets was primarily attributable to the exercise of options and the sale of the Debenture. See "--Capital Resources."

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

         On February 21, 1997, in order to finance research and development, the Company sold $1,000,000 principal amount of its ten-year 7% Convertible Debenture (the "Debenture") due February 28, 2007, to RBB Bank Aktiengesellschaft ("RBB") in an offshore transaction pursuant to Regulation S under the Securities Act of 1933, as amended. Accrued interest under the Debenture is payable semiannually, computed at the rate of 7% per annum on the unpaid principal balance from February 21, 1997 until the date of interest payment. (After default, interest accrues at 10% per annum.) The Debenture may be prepaid by the Company before maturity, in whole or in part, without premium or penalty, if the Company gives the holder of the Debenture notice not less than 30 days before the date fixed for prepayment in that notice (prepayment applied first to pay interest and then to principal then outstanding). The Debenture is convertible, at the option of the holder, into shares of Common Stock pursuant to the following formula: Upon receipt by the holder of the Debenture of the Company's notice of prepayment of the Debenture, in whole or in part, and otherwise in accordance with the schedule stated in the last sentence of this paragraph, the outstanding principal amount of the Debenture is convertible into such number of shares of Common Stock as shall equal the quotient obtained by dividing (x) the principal amount of the Debenture by (y) the Applicable Conversion Price; provided, however, that the right to convert outstanding principal of the Debenture terminates at the close of business on the third calendar day preceding the date fixed for prepayment of the Debenture in the Company's notice of prepayment, unless the Company defaults in making such prepayment. For this purpose, the term "Applicable Conversion Price" means the lesser of (q) $0.3432 and (r) the product obtained by multiplying the Average Closing Price by 0.70; and the "Average Closing Price" with respect to any conversion elected to be made by the holder of the Debenture shall be the average of the daily closing prices for the five consecutive trading days ended on the trading day immediately preceding the date on which the holder gives the Company a written notice of the holder's election to convert outstanding principal of the Debenture. The closing price on any trading day shall be (a) if the Common Stock is then listed or quoted on either the National Association of Securities Dealers, Inc.'s OTC Bulletin Board, The Nasdaq SmallCap Market or The Nasdaq National Market, the reported closing bid price for the Common Stock on such day or (b) if the Common Stock is listed on either the American Stock Exchange or New York Stock Exchange, the last reported sales price for the Common Stock on such exchange on such day. The Debenture is fully convertible, pursuant to notice by the holder, RBB, to the Company.

         Through July 30, 1997 under the Debenture, $734,000 (of which $464,000 was converted as of June 30, 1997) of the principal amount of the Debenture was converted into 4,866,458 (of which 2,542,878 shares were converted as of June 30, 1997) shares of the Common Stock.

         In connection with the issuance of the Debenture, the Company issued to RBB three warrants (the "Warrants") to purchase Common Stock, each such Warrant entitling the holder to purchase, from February 21, 1997 through February 28, 2007, 178,378 shares of the Common Stock. The exercise prices of the three Warrants are $0.288, $0.576 and $0.864 per Warrant share, respectively. Each Warrant provides that the holder may elect to receive a reduced number of shares of Common Stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that Warrant as the excess of the market value of shares of Common Stock over the warrant exercise price bears to that market value. Each Warrant contains anti-dilution provisions which provide for the adjustment of Warrant price and Warrant shares as more particularly set forth therein.

         Under an agreement approved by the Board of Directors of the Company in December 1996, the Company retained Interfi Capital Group, Inc. ("Interfi"), a firm unaffiliated with the Company, to arrange financing for the Company for a fee. In connection with issuance by the Company of the Debenture, the Company paid to Interfi the sum of $70,000 and delivered to Interfi the option to acquire 111,473 shares at any time and from time to time exercisable through August 21, 1999 at an exercise price of $.41 per share.

         If the FDA or other approvals are obtained, of which there can be no assurance, funds must be budgeted by the Company from the exercise of options and the Warrants, potential grants and/or additional equity, which there is no assurance will be available.

         The Company is currently expending approximately $150,000 per month, which expenses include salaries, rent, professional fees, license fees and taxes, and travel, principally between the Company's headquarters and its Bahamian facility, and anticipates that it can continue operations for at least 12 months with its current liquid assets, if no Common Stock purchase options or Warrants are exercised. If all of the outstanding options are exercised, the Company will receive net proceeds of approximately $6,660,510. Those proceeds will contribute to general and administrative and working capital and will permit the Company to substantially increase its budget for research and development and clinical trials and testing and to operate at significantly increased levels of operation, assuming RETICULOSE receives approvals and prospects for sales increase to justify such increased levels of operation, of which there can be no assurance. However, there can be no assurance that any additional options will be exercised. The recent prevailing market price for shares of Common Stock has been above the exercise prices of certain of the outstanding options. However, there can be no assurance that the recent trading levels will be sustained or that any additional options will be exercised. In the event that less than 25% or none of the outstanding options are exercised, and no other additional financing is obtained by the Company, in order for the Company to achieve the level of operations contemplated by management, management anticipates that it will have to limit intentions to expand operations beyond current levels which involve expenditures of $150,000 per month. In addition, the Company has in the past sought debt financing, licensing agreements, joint ventures and other sources of financing, but no such financing except the Debenture is in place or identified or currently under discussion. There can be no assurance that any of the Company's distributors will ever obtain regulatory approvals to test or market RETICULOSE in any territory. In the event that financing is not available, in order to continue operations, management anticipates that they will have to defer their salaries. Management does not believe that, at present, debt or equity financing will be readily obtainable on favorable terms unless and until FDA approval for Phase I clinical testing is granted or comparable approval is obtained from another developed or developing country. Because of the uncertainties involved in the process of gaining approval for commercial drug use on humans, no assurance can be given that the Company will be able to sell RETICULOSE. For a discussion of the risk of relocation of the manufacturing facility of the Company's subsidiary, see "-- Liquidity."

         The Company does not have a patent for RETICULOSE, although applications for United States patents have been filed on behalf of the Company and others are contemplated to be filed. There can be no assurance that other companies, having greater economic resources, will not be successful in developing a similar product using processes similar to those of the Company. There can be no assurance that the Company will obtain such a patent or, if obtained, that it will be enforceable. The Company has retained patent counsel for the purpose of pursuing additional patent protection for RETICULOSE. However, there is no certainty that patents will be granted, or if granted, that the patents will be sustained if judicially attacked, and, if declared valid, that the patents, in fact, will operate to protect the Company from others copying RETICULOSE. The Company has relied upon laws protecting proprietary information and trade secrets and upon confidentiality agreements to protect its rights to RETICULOSE and the processes for its manufacture, but there can be no assurance that such efforts and procedures will continue to be successful and protect the Company from any competition in the future.

PART II. OTHER INFORMATION

Item 2. Changes in Securities

         On April 22, 1997, June 6, 1997 and July 3, 1997, pursuant to notice by RBB to the Company under the Debenture, respectively, $330,000 of principal amount of the Debenture was converted into 1,648,352 shares of Common Stock; $134,000 of principal amount of the Debenture was converted into 894,526 shares of Common Stock; and $270,000 of principal amount of the Debenture was converted into 2,323,580 shares of the Company's Common Stock. All shares were issued in reliance upon Section 4(2) and/or 3(b) of the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

         27.  Financial Data Schedule (for SEC use only)

         (b)  Reports on Form 8-K

(1)      Report dated June 17, 1997, including Item 6, regarding:

                  the resignation from the Company's Board of Directors of Robert C. Kolodny, M.D. and William Cedale.

         No financial statements were filed.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        ADVANCED VIRAL RESEARCH CORP.


 Date: August 13, 1997                  By: /s/ William Bregman
                                            -------------------------------
                                            William Bregman,
                                            Duly Authorized Officer
                                            and Principal Financial and
                                            Accounting Officer