Form 10QSB
period 1997-09-30
ADVANCED VIRAL RESEARCH CORP
filed 1997-11-13
CIK 786623

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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


        ----------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes [X] No [ ]

     The number of shares outstanding of the issuer's classes of common stock as of September 30, 1997 was 277,190,373.

     Traditional Small Business Disclosure Format (check one) Yes [X]  No [ ]

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                                   FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS

                                -----------------


                                                                                                                    PAGE
                                                                                                                    ----

PART I

     FINANCIAL INFORMATION (UNAUDITED)..........................................................................       1

     Consolidated Condensed Balance Sheets, September 30, 1997 and December 31, 1996 ...........................       1

     Consolidated Condensed Statements of Operations for the
       Three and Nine Months Ended September 30, 1997 and 1996 and
       from Inception (February 20, 1984) to September 30, 1997 ................................................       2

     Consolidated Condensed Statements of Stockholders' Equity
       from Inception (February 20, 1984) to September 30, 1997 ................................................       3

     Consolidated Condensed Statements of Cash Flows for the
       Nine Months Ended September 30, 1997 and 1996 and from
       Inception (February 20, 1984) to September 30, 1997 .....................................................       7

     Notes to Consolidated Condensed Financial Statements ......................................................       8

     Management's Discussion and Analysis or Plan of Operation .................................................      17

PART II

     CHANGES IN SECURITIES, EXHIBITS AND REPORTS ON FORM 8-K....................................................      22

     SIGNATURES ................................................................................................      24

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                                   FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 1997

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     September 30,   December 31,
                                                         1997           1996
                                                         ----           ----
                           ASSETS                    (Unaudited)

Current Assets:
   Cash and cash equivalents                          $   231,515    $    61,396
   Investments                                            955,000      1,378,841
   Inventory                                               19,729         19,729
   Other current assets                                    27,822         16,081
                                                      -----------    -----------
         Total current assets                           1,234,066      1,476,047

Property and Equipment                                    305,637        207,209

Other Assets                                              133,410         33,544
                                                      -----------    -----------

         Total assets                                 $ 1,673,113    $ 1,716,800
                                                      ===========    ===========


            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

   Accounts payable and accrued liabilities           $    67,534    $    46,674
   Customer deposits                                        7,800          7,800
                                                      -----------    -----------
         Total current liabilities                         75,334         54,474
                                                      -----------    -----------

Commitments and Contingencies                                  --             --


Stockholders' Equity:
   Common stock; 1,000,000,000 shares of
      $.00001 par value authorized; 277,190,373 and
      267,031,058 shares issued and outstanding             2,771          2,671
   Additional paid-in capital                           8,337,427      7,003,351
   Subscription receivable                                (19,000)       (19,000)
   Deficit accumulated in the development stage        (6,634,815)    (4,851,537)
   Deferred compensation costs                            (88,604)      (473,159)
                                                      -----------    -----------
         Total stockholders' equity                     1,597,779      1,662,326
                                                      -----------    -----------

         Total liabilities and stockholders' equity   $ 1,673,113    $ 1,716,800
                                                      ===========    ===========


           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                                                         Inception
                                         Three Months Ended               Nine Months Ended            (February 20,
                                            September 30,                    September 30,                1984) to
                                        -------------------              ---------------------          September 30,
                                        1997           1996              1997             1996             1997
                                        ----           ----              ----             ----             ----
Revenues:
   Sales                           $        --      $         674    $       2,278    $      15,943    $     194,319
   Interest                               28,900            8,966           63,879           27,915          409,288
   Other income                             --             32,000             --             32,000          112,000
                                   -------------    -------------    -------------    -------------    -------------

                                          28,900           41,640           66,157           75,858          715,607
                                   -------------    -------------    -------------    -------------    -------------

Costs and Expenses:
   Research and development              166,108          104,502          360,781          178,502        1,467,189
   General and administrative            547,736          272,203        1,299,897          461,232        5,513,371
   Depreciation and amortization          62,605            4,268          124,116           12,803          303,011
   Interest                               63,400             --             64,641             --             66,851
                                   -------------    -------------    -------------    -------------    -------------
                                         839,849          380,973        1,849,435          652,537        7,350,422
                                   -------------    -------------    -------------    -------------    -------------

Net Loss                           $    (810,949)   $    (339,333)   $  (1,783,278)   $    (576,679)   $  (6,634,815)
                                   =============    =============    =============    =============    =============

Net Loss Per Share of
   Common Stock                    $        (.00)   $        (.00)   $        (.00)   $        (.00)   $        (.00)
                                   =============    =============    =============    =============    =============

Weighted Average Number of
   Common Shares Outstanding         271,801,398      259,725,350      271,801,398      259,725,350
                                   =============    =============    =============    =============







           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 1997

                                   (UNAUDITED)

                                                                         Common Stock                                  Deficit
                                                                         ------------                                Accumulated
                                                                    Amount                             Additional     during the
                                                                      Per                               Paid-In      Development
                                                                     Share       Shares       Amount    Capital         Stage
                                                                     -----       ------       ------    -------         -----
Balance, inception (February 20, 1984) as previously reported                             -   $1,000  $        -      $ (1,000)
Adjustment for pooling of interests                                                       -   (1,000)      1,000             -
                                                                               ------------   ------  ----------      --------
Balance, inception, as restated                                                           -        -       1,000        (1,000)
   Net loss, period ended December 31, 1984                                               -        -           -       (17,809)
                                                                               ------------   ------  ----------      --------
                                                                                          -        -       1,000       (18,809)

Balance, December 31, 1984
   Issuance of common stock for cash                                 $.00       113,846,154    1,138         170             -
   Net loss, year ended December 31, 1985                                                 -        -           -       (25,459)
                                                                               ------------   ------  ----------      --------

Balance, December 31, 1985                                                      113,846,154    1,138       1,170       (44,268)
   Issuance of common stock - public offering                                    40,000,000      400     399,600             -
   Issuance of underwriter's warrants                                 .01                 -        -         100             -
   Expenses of public offering                                                            -        -    (117,923)            -
   Issuance of common stock, exercise of "A" warrants                 .03           819,860        9      24,587             -
   Net loss, year ended December 31, 1986                                                 -        -           -      (159,674)
                                                                               ------------   ------  ----------      --------

Balance, December 31, 1986                                                      154,666,014    1,547     307,534      (203,942)
   Issuance of common stock, exercise of "A" warrants                 .03        38,622,618      386   1,158,321             -
   Expenses of stock issuance                                                             -        -     (11,357)            -
   Acquisition of subsidiary for cash                                                     -        -     (46,000)            -
   Cancellation of debt due to stockholders                                               -        -      86,565             -
   Net loss, period ended December 31, 1987                                               -        -           -      (258,663)
                                                                               ------------   ------  ----------      --------

Balance, December 31, 1987                                                      193,288,632    1,933   1,495,063      (462,605)
   Net loss, year ended December 31, 1988                                                 -        -           -      (199,690)
                                                                               ------------   ------  ----------      --------

Balance, December 31, 1988                                                      193,288,632    1,933   1,495,063      (662,295)
                                                                               ------------   ------  ----------      --------



           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 1997

                                   (UNAUDITED)

                                                                          Common Stock                                 Deficit
                                                                     --------------------                             Accumulated
                                                                     Amount                            Additional     during the
                                                                       Per                               Paid-In     Development
                                                                      Share       Shares      Amount     Capital        Stage
                                                                      -----       ------      ------     -------        -----
Balance, December 31, 1988                                                       193,288,632  $ 1,933   $ 1,495,063  $   (662,295)
   Net loss, year ended December 31, 1989                                                  -        -             -      (270,753)
                                                                                ------------  -------   -----------  ------------
Balance, December 31, 1989                                                       193,288,632    1,933     1,495,063      (933,048)
   Issuance of common stock, expiration of redemption offer on           .05       6,729,850       67       336,475             -
      "B" warrants
   Issuance of common stock, exercise of "B" warrants                    .05         268,500        3        13,422             -
   Issuance of common stock, exercise of "C" warrants                    .08          12,900        -         1,032             -
   Net loss, year ended December 31, 1990                                                  -        -             -      (267,867)
                                                                                ------------  -------   -----------  ------------

Balance, December 31, 1990                                                       200,299,882    2,003     1,845,992    (1,200,915)
   Issuance of common stock, exercise of "B" warrants                 $  .05          11,400        -           420             -
   Issuance of common stock, exercise of "C" warrants                    .08           2,500        -           200             -
   Issuance of common stock, exercise of underwriters warrants          .012       3,760,000       38        45,083             -
   Net loss, year ended December 31, 1991                                                  -        -             -      (249,871)
                                                                                ------------  -------   -----------  ------------

Balance, December 31, 1991                                                       204,073,782    2,041     1,891,695    (1,450,786)
   Issuance of common stock, for testing                               .0405      10,000,000      100       404,900             -
   Issuance of common stock, for consulting services                    .055         500,000        5        27,495             -
   Issuance of common stock, exercise of "B" warrants                    .05       7,458,989       75       372,875             -
   Issuance of common stock, exercise of "C" warrants                    .08       5,244,220       52       419,487             -
   Expenses of stock issuance                                                                                (7,792)
   Net loss, year ended December 31, 1992                                                  -        -             -      (839,981)
                                                                                ------------  -------   -----------  ------------

Balance, December 31, 1992                                                       227,276,991    2,273     3,108,660    (2,290,767)
   Issuance of common stock, for consulting services                    .055         500,000        5        27,495             -
   Issuance of common stock, for consulting services                               3,500,000       35       104,965             -
   Issuance of common stock, for testing                                .035       5,000,000       50       174,950             -
   Net loss, year ended December 31, 1993                                                  -        -             -      (563,309)
                                                                                ------------  -------   -----------  ------------

Balance, December 31, 1993                                                       236,276,991    2,363     3,416,070    (2,854,076)
                                                                                ------------  -------   -----------  ------------





           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 1997

                                   (UNAUDITED)

                                                         Common Stock                                       Deficit
                                                         ------------                                     Accumulated
                                                    Amount                        Additional               during the    Deferred
                                                     Per                            Paid-in   Subscription Development Compensation
                                                    Share    Shares      Amount     Capital    Receivable     Stage       Costs
                                                    -----    ------      ------     -------    ----------     -----     -----------
Balance, December 31, 1993                                 236,276,991   $2,363   $3,416,070   $     -    $(2,854,076)    $       -
 Issuance of common stock, for consulting services  $  .05   4,750,000       47      237,453         -              -             -
 Issuance of common stock, exercise of options         .08     400,000        4       31,996         -              -             -
 Issuance of common stock, exercise of options         .10     190,000        2       18,998         -              -             -
 Net loss, year ended December 31, 1994                              -        -            -         -       (440,837)            -
                                                           -----------   ------   ----------   -------    ------------    ---------
Balance, December 31, 1994                                 241,616,991    2,416    3,704,517         -     (3,294,913)            -
 Issuance of common stock, exercise of options         .05   3,333,333       33      166,633         -              -             -
 Issuance of common stock, exercise of options         .08   2,092,850       21      167,407         -              -             -
 Issuance of common stock, exercise of options         .10   2,688,600       27      268,833         -              -             -
 Issuance of common stock, for consulting services     .11   1,150,000       12      126,488         -              -             -
 Issuance of common stock, for consulting services     .14     300,000        3       41,997         -              -             -
 Net loss, year ended December 31, 1995                              -        -            -         -       (401,884)            -
                                                           -----------   ------   ----------   -------    ------------    ---------
Balance, December 31, 1995                                 251,181,774    2,512    4,475,875         -     (3,696,797)            -
 Issuance of common stock, exercise of options         .05   3,333,334       33      166,634         -              -             -
 Issuance of common stock, exercise of options         .08   1,158,850       12       92,696         -              -             -
 Issuance of common stock, exercise of options         .10   7,163,600       72      716,288         -              -             -
 Issuance of common stock, exercise of options         .11     170,000        2       18,698         -              -             -
 Issuance of common stock, exercise of options         .12   1,300,000       13      155,987         -              -             -
 Issuance of common stock, exercise of options         .18   1,400,000       14      251,986         -              -             -
 Issuance of common stock, exercise of options         .19     500,000        5       94,995         -              -             -
 Issuance of common stock, exercise of options         .20     473,500        5       94,695         -              -             -
 Issuance of common stock, for services rendered       .50     350,000        3      174,997         -              -             -
 Options granted                                                     -        -      760,500         -              -      (473,159)
 Subscription receivable                                             -        -            -   (19,000)             -             -
 Net loss, year ended December 31, 1996                              -        -            -         -     (1,154,740)            -
                                                           -----------   ------   ----------   -------    -----------      --------
Balance, December 31, 1996                                 267,031,058    2,671    7,003,351   (19,000)    (4,851,537)     (473,159)
                                                           -----------   ------   ----------   -------    -----------      --------



           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 1997

                                   (UNAUDITED)

                                                         Common Stock                                       Deficit
                                                         ------------                                     Accumulated
                                                    Amount                        Additional               during the     Deferred
                                                     Per                            Paid-in  Subscription  Development  Compensation
                                                    Share    Shares      Amount     Capital    Receivable     Stage        Costs
Balance, December 31, 1996                                $ 267,031,058  $2,671   $7,003,351  $(19,000)   $(4,851,537)   $(473,159)
   Issuance of common stock; exercise of options    0.08      3,333,333      33      247,633         -              -            -
   Issuance of common stock; conversion of debt     0.15        894,526       9      133,991         -              -            -
   Issuance of common stock; conversion of debt     0.20      1,648,352      16      329,984         -              -            -
   Issuance of common stock; conversion of debt     0.12      2,323,580      23      269,977         -              -            -
   Issuance of common stock; conversion of debt     0.15      1,809,524      18      265,982         -              -            -
   Issuance of common stock; exchange for services  0.41         50,000       -       20,500         -              -            -
   Issuance of common stock; exchange for services  0.24        100,000       1       23,999         -              -            -
   Warrant costs                                                      -       -       37,242         -              -            -
   Amortization of deferred compensation costs                        -       -            -         -              -      384,555
   Imputed interest on convertible debenture                          -       -        4,768         -              -            -
   Net loss period ended September 30, 1997                           -       -            -         -     (1,783,278)           -
                                                           ------------  ------  ----------- ---------    -----------    ---------

Balance, September 30, 1997                                 277,190,373  $2,771  $ 8,337,427  $(19,000)   $(6,634,815)   $ (88,604)
                                                           ============  ======  ===========  ========    ===========    =========










           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                            Inception
                                                                                Nine Months Ended         (February 20,
                                                                                  September 30,             1984) to
                                                                               --------------------        September 30,
                                                                               1997            1996            1997
                                                                               ----            ----            ----
Cash Flows from Operating Activities:
   Net loss                                                                  $(1,783,278)   $  (576,679)    $  (6,634,815)
                                                                            ------------    -----------    --------------
   Adjustments to reconcile net loss to
    net cash used in operating activities:
         Depreciation and amortization                                           161,358         12,803           340,253
         Amortization of deferred compensation costs                             384,555              -           671,896
         Loss on sale of property and equipment                                    1,425              -             1,425
         Issuance of common stock for services                                    44,500        175,000         1,416,500
         Imputed interest on convertible debenture                                 4,768              -             4,768
         (Increase) decrease in other current assets                             (11,741)         4,193           (27,822)
         Increase in inventory                                                         -         (1,638)          (19,729)
         Increase in other assets                                               (225,151)             -          (258,695)
         Increase in accounts payable
            and accrued liabilities                                               20,860          3,871            73,734
                                                                            ------------    -----------    --------------
               Total adjustments                                                 380,574        194,229         2,202,330
                                                                            ------------    -----------    --------------
               Net cash used by operating activities                          (1,402,704)      (382,450)       (4,432,485)
                                                                            ------------    -----------    --------------

Cash Flows from Investing Activities:
   Purchase of investments                                                      (857,000)      (754,641)       (2,583,256)
   Proceeds from sale of investments                                           1,280,841              -         1,628,256
   Expenditures for property and equipment                                      (118,884)        (3,690)         (503,388)
   Proceeds from sale of property and equipment                                    1,200              -             1,200
                                                                            ------------    -----------    --------------
               Net cash provided (used) by investing activities                  306,157       (758,331)       (1,457,188)
                                                                            ------------    -----------    --------------

Cash Flows from Financing Activities:
   Proceeds from issuance of convertible debenture                             1,000,000             -          1,000,000
   Proceeds from sale of securities, net of issuance costs                       266,666      1,531,435         5,121,188
                                                                            ------------    -----------    --------------
               Net cash provided by financing activities                       1,266,666      1,531,435         6,121,188
                                                                            ------------    -----------    --------------
Net Increase in Cash and Cash Equivalents                                        170,119        390,654           231,515

Cash and Cash Equivalents, Beginning                                              61,396         65,230                 -
                                                                            ------------    -----------    --------------

Cash and Cash Equivalents, Ending                                           $    231,515    $   455,884    $      231,515
                                                                            ============    ===========    ==============
Supplemental Schedule of Non Cash Financing Activities:
   During the quarter ended September 30, 1997, $536,000
      of the convertible debenture was converted into
      4,133,104 shares of the Company's common stock




           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

NOTE 1.  BASIS OF PRESENTATION

             The accompanying unaudited consolidated condensed financial statements at September 30, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 1997 and results of operations for the three months and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

NOTE 2.  COMMITMENTS AND CONTINGENCIES

         GOING CONCERN

             The accompanying unaudited consolidated condensed financial statements at September 30, 1997 have been prepared in conformity with generally accepted accounting principles which contemplate the continuance of the Company as a going concern. The Company has suffered losses from operations during its operating history. The Company is dependent upon registration of RETICULOSE for sale before it can begin commercial operations. The Company's cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials. Management does not anticipate registration or other approval of RETICULOSE in the near future in the United States. Unless and until RETICULOSE is approved for sale, the Company may be dependent upon the continued sale of its securities for funds to meet its cash requirements. Management intends to continue to sell the Company's securities in an attempt to mitigate the effects of its cash position; however, no assurance can be given that such equity financing, if and when required, will be available. In the event that such equity financing is not available, in order to continue operations, management anticipates that they will have to defer their salaries. In addition, the Company may seek additional debt financing. No assurance can be given that the Company will be able to sustain its operations until approval is granted or that any approval will ever be granted. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

             Pursuant to the Plata Agreement, the Company authorized the issuance to Plata of 5,000,000 shares of common stock and options to purchase an additional 5,000,000 shares at $.08 per share through July 9, 1994 (the "Plata Options") and 5,000,000 shares at $.10 per share through July 9, 1994. Pursuant to several amendments, the Plata Options and the Additional Plata Options are exercisable through December 31, 1997 at an exercise price of $.12 and $.14, respectively. As of September 30, 1997, there are outstanding Plata Options to acquire 813,000 shares at an exercise price of $.12 per share and Additional Plata Options to acquire 858,100 shares at an exercise price of $.14 per share. Through September 30, 1997, the Company has received approximately $670,000 pursuant to the issuance of approximately 7.7 million shares in connection with the exercise of the Plata Options and the Additional Plata Options.

         TRM MANAGEMENT CORP. ("TRM")

             In August 1991, the Company entered into an agreement with TRM, whereby TRM performed, at the Company's expense, a controlled open clinical trial test in Haiti (the "Haiti Tests"), using RETICULOSE (the "TRM Agreement"). According to the TRM Agreement, the purpose of the Haiti Tests was to assess the effectiveness of RETICULOSE against the Hepatitis "A" virus and Hepatitis "B" virus in accordance with and in compliance with a certain Hepatitis Open Label Clinical Trial Protocol developed by TRM. At the conclusion of the Haiti Tests, TRM was required to prepare a paper describing the methods and results of testing, the form and substance of which shall be appropriate for publication by recognized scientific journals ("Results Paper"). The Results Paper was published in the December 1992 issue of the Journal of the Royal Society of Health.

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

             Pursuant to the Argentine Agreement, the Company paid approximately $34,000 to DCT to cover out-of-pocket expenses associated with the Clinical Trials. The Argentine Agreement further provides, that at the conclusion of the Clinical Trials, DCT shall cause Dr. Flichman to prepare and deliver a written report to the Company regarding the methodology and results of the Clinical Trials (the "Written Report"). In September 1996, the Written Report was delivered by Dr. Flichman to the Company. Upon delivery of the Written Report to the Company, the Company delivered to the principals of DCT options to acquire 2,000,000 shares of the Company's common stock for a period of one year from the date of the delivery of the Written Report, at a purchase price of $.20 per share. As of September 30, 1997, 473,500 shares of common stock were issued pursuant to the exercise of these options for an aggregate exercise price of approximately $95,000.

             In June 1994, DCT SRL and the Company entered into an exclusive distribution agreement whereby the Company granted to DCT, subject to certain conditions, the exclusive right market and sell RETICULOSE in Argentina, Bolivia, Paraguay, Uruguay, Brazil, and Chile (the "DCT Exclusive Distribution Agreement").

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

             In connection with the HIV-HPV Agreement, the Company has advanced approximately $269,000, of which $132,000 was advanced during the three month period ended September 30, 1997 and is accounted for as a research and development expense. The amounts have been used to cover expenses associated with pre-clinical activities and approval for the commencement of the HIV-HPV Study.

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 2.  COMMITMENTS AND CONTINGENCIES

         ARGENTINE AGREEMENT

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

             In October 1997, the Company entered into two agreements with DCT, whereby the Company agreed to provide DCT or its assignees, up to $220,000 and $341,000 to cover the costs of double blind placebo controlled studies in approximately 360 and 240 patients, respectively to assess the efficacy of the topical application of RETICULOSE for the treatment of persons diagnosed with Herpes Labialis/Genital Infections (the "Herpes Study") and HPV (the "HPV Topical Study").

             In connection with the Herpes Study and the HPV Topical Study (collectively, the "Studies"), the Company has advanced approximately $49,000 and $88,000, respectively such expenses are accounted for as research and development expenses. The amounts expended have been used to cover expenses associated with pre-clinical activities. Neither the Herpes Study nor the HPV Topical Study has commenced.

             Both Agreements with DCT provide that (I) in the event the data from the Studies are used in connection with RETICULOSE being approved for commercial sale anywhere within the territory granted under the DCT Exclusive Distribution Agreement or (ii) DCT receives financing to cover the costs of the Studies, then DCT is obligated to reimburse the Company for all amounts respectively expended in connection with the Studies.

         BARBADOS STUDY

             A double-blind clinical trial using RETICULOSE in the treatment of AIDS is being conducted at the Queen Elizabeth Hospital, Bridgetown, Barbados (the "Barbados Study"). As of September 30, 1997, the Company has expended approximately $303,000 to cover the costs of the Barbados Study. Based on information received from the coordinators of the Barbados Study, the Company is uncertain as to the continued costs to be incurred in connection with the Barbados Study and has not been informed as to when results from the Barbados Study will be forthcoming. In December 1996, the Company received from the coordinators of the Barbados Study, a written summary of preliminary results of the Barbados Study (the "Written Summary").

          NATIONAL CANCER INSTITUTE AGREEMENT

             In February 1997, the Company entered into a Material Transfer Agreement - Cooperative Research and Development Agreement with the National Cancer Institute (the "NCI") of the National Institutes of Health. Under the terms of the Agreement, NCI researchers and the Company will collaborate to elucidate the molecular mechanism by which RETICULOSE affects the transcription of the gamma interferon gene.

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

             In connection with the consulting agreement, the Company issued to Dr. Hirschman 1,000,000 shares of the Company's common stock and the option to acquire 5,000,000 shares of the Company's common stock for a period of three years as per the vesting schedule as referred to in the agreement, at an exercise price of $.18 per share. In addition and in connection with entering into the consulting agreement with Dr. Hirschman, the Company issued to a person unaffiliated with the Company, 100,000 shares of the Company's common stock, and an option to acquire for a period of one year, from June 1, 1995, an additional 500,000 shares at an exercise price of $.18 per share. As of September 30, 1997, 900,000 shares have been issued upon exercise of these options for cash consideration of $162,000 under this Agreement.

             In March 1996, the Company entered into an addendum to the consulting agreement with Dr. Hirschman whereby Dr. Hirschman agreed to provide additional consulting services to the Company through May 2000 (the "Addendum"). Pursuant to the Addendum, the Company granted to Dr. Hirschman and his designees options to purchase an aggregate of 15,000,000 shares of the Company's common stock for a three year period pursuant to the following schedule:
             (i) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1996 and ending March 23, 1999 at an exercise price of $.19 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; (ii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1998 and ending March 23, 1999 at an exercise price of $.27 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; and (iii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1998 and ending March 23, 1999 at an exercise price of $.36 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, counsel to Dr. Hirschman. In addition, the Company has agreed to cause the shares underlying these options to be registered so long as there is no cost to the Company. As of September 30, 1997, 500,000 shares of common stock were issued pursuant to the exercise of stock options by Richard Rubin. Mr. Rubin has, from time to time in the past, advised the Company on matters unrelated to his representation of Dr. Hirschman.

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES

         HIRSCHMAN AGREEMENT

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

         CONSULTING AGREEMENTS

         COHEN AGREEMENTS

             In September 1992, the Company entered into a one year consulting agreement with Leonard Cohen (the "September 1992 Cohen Agreement") for a one-year term. The September 1992 Cohen Agreement required that Mr. Cohen provide certain consulting services to the Company in exchange for the Company's issuing to Mr. Cohen 1,000,000 shares of common stock (the "September 1992 Cohen Shares"), 500,000 of which were issuable upon execution of the September 1992 Cohen Agreement and the remaining 500,000 shares of which were issuable upon Mr. Cohen completing 50 hours of consulting service to the Company. The Company issued the first 500,000 shares to Mr. Cohen in October 1992 and the remaining 500,000 shares to Mr. Cohen in February 1993. Further pursuant to the September 1992 Cohen Agreement, the Company granted to Mr. Cohen the option to acquire, at any time and from time to time through September 10, 1993 (which date has been extended through December 31, 1997), the option to acquire 3,000,000 shares of common stock of the Company at an exercise price of $.09 per share (which exercise price has been increased to $.13 per share) (the "September 1992 Cohen Options"). As of September 30, 1997, 1,300,000 of the September 1992 Cohen Options have been exercised for cash consideration of $156,000.

             In February 1993, the Company entered into a second consulting agreement with Mr. Cohen (the "February 1993 Cohen Agreement") for a three-year term commencing on March 1, 1993. The February 1993 Cohen Agreement provides that Mr. Cohen provide financing business consulting services concerning the operations of the business of the Company and possible strategic transactions in exchange for the Company issuing to Mr. Cohen 3,500,000

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES

         CONSULTING AGREEMENTS

         COHEN AGREEMENTS

             shares of common stock (the "February 1993 Cohen Shares"), 1,500,000 shares of which Mr. Cohen has informed the Company he has assigned to certain other persons not affiliated with the Company or any of its officers or directors.

             In July 1994, in consideration for services related to the introduction, negotiation and execution of a distribution agreement the Company issued: (i) to Mr. Cohen, an additional 2,500,000 shares (the "April 1994 Cohen Shares") and (ii) to each of Elliot Bauer and Lee Rizzuto, 625,000 shares (the "Bauer and Rizzuto Shares") as well as options to acquire an additional 5,000,000 shares at $.10 per share exercisable through May 1, 1996 (the "Bauer and Rizzuto Options"). The Company has been informed that Messrs. Cohen, Bauer and Rizzuto are principals of a firm which has been granted certain distribution rights, which were terminated on May 31, 1995. Through September 30, 1997, 2,855,000 shares were issued pursuant to the exercise of the Bauer and Rizzuto Options for an aggregate exercise price of $285,500. During the year ended December 31, 1996, approximately 3,000,000 shares of common stock were issued for cash consideration of $300,000 pursuant to the exercise of the Bauer and Rizzuto Options. Pursuant to several amendments, the Bauer and Rizzuto options are exercisable through December 31, 1997 at an option price of $.11. The Company agreed to issue to Cohen an additional 300,000 shares in 1995 at a time when the shares were valued at $.14 per share, in consideration for expenditures incurred by Mr. Cohen in connection with securing for the benefit of the Company and the affiliated distributor, the continued services of a doctor.

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


NOTE 3.  CONVERTIBLE DEBENTURES

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

             The assured incremental yield on the Debenture was measured based on the date of issuance of the security and amortized to interest expense over the conversion period which ended on May 29, 1997 which was the first date full conversion could occur. The interest expense relating to this measurement was $4,768.

             During the quarter ended June 30, 1997, RBB exercised its right to convert $330,000 of the principal amount of the Debenture into 1,648,352 shares of the Company's common stock at a conversion price of $.2002 per share and to convert $134,000 of the principal amount of the Debenture into 894,526 shares of the Company's common stock at a conversion price of $.1498.

             During the quarter ended September 30, 1997, RBB exercised its right to convert $270,000 of the principal amount of the Debenture into 2,323,580 shares of the Company's common stock at a conversion price of $.1162 per share and to convert $266,000 of the principal amount of the debenture into 1,809,524 shares of the Company's common stock at a conversion price of $.1470 per share.

             In connection with the issuance of the debenture, the Company issued to RBB three warrants (the "warrants") to purchase common stock, each such warrant entitling the holder to purchase, from February 21, 1997 through February 28, 2007, 178,378 shares of common stock. The exercise price of the three warrants are $0.288, $0.576 and $0.864 per warrant share, respectively. The fair value of the warrants was estimated to be $37,000 ($0.21 per warrant) based upon a financial analysis of the terms of the warrants using the Black Sholes Pricing Model. This amount has been reflected in the accompanying financial statements as interest expense related to the convertible debenture.

             In October 1997, the Company obtained additional financing of $3,000,000 in the form of 7% convertible debentures to finance research and development.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion of the results of operations and the financial condition of the Company should be read in conjunction with the Company's Consolidated Condensed Financial Statements and Notes thereto included elsewhere in this Report.

RESULTS OF OPERATIONS

         For the three month periods ended September 30, 1997 and September 30, 1996, the Company incurred losses of $810,949 ($0.00 per share) and $339,333 ($0.00 per share). For the nine month periods ended September 30, 1997 and September 30, 1996, the Company incurred losses of $1,783,278 and $576,679. The Company's increased losses during 1997 are principally due to the employment of Shalom Z. Hirschman, M.D. as President and Chief Executive Officer of the Company ($237,500 for the nine months ended September 30, 1997 vs. $0 for the nine months ended September 30, 1996); increased research and development expense (approximately $361,000 for the nine months ended September 30, 1997 vs. approximately $179,000 for the nine months ended September 30, 1996); the opening and maintenance costs of the Company's Yonkers, New York office (approximately $100,000 for the nine months ended September 30, 1997 vs. $0 for the nine months ended September 30, 1996); and the implementation of Statement of Financial Accounting Standards Board (SFAS) No. 123 "Accounting for Stock-Based Compensation," which accounts for Common Stock purchase options granted in 1996 (approximately $385,000 for the nine months ended September 30, 1997 vs. $0 for the nine months ended September 30, 1996). Administrative expenses and the lack of sales revenues also contribute to the Company's losses.

         There were sales of $0 and $674 respectively, during the three month periods ended September 30, 1997 and September 30, 1996 and $2,278 and $15,943 during the nine months ended September 30, 1997 and September 30, 1996. In fiscal year 1996, the Company collected $40,000 for the sale of territorial rights compared to $0 for the sale of territorial rights during the nine months ended September 30, 1997. All sales during these periods resulted from distributors purchasing RETICULOSE for testing purposes. Interest income was $28,900 and $8,966 for the three month periods ended September 30, 1997 and September 30, 1996 and $63,879 and $27,915 for the nine month periods ended September 30, 1997 and September 30, 1996.

         Although there can be no assurance of the amount of sales, if any, the Company believes that it will generate sales revenue at least with respect to testing of RETICULOSE pursuant to its agreements with exclusive distributors from initial testing in their respective territories. However, there will be no likelihood of significant sales of RETICULOSE unless and until requisite approvals are obtained in such territories.

Liquidity

         As of September 30, 1997, and December 31, 1996, the Company had current liquid assets (cash and cash equivalents and investments) of $1,186,515 and $1,440,237, respectively. As of September 30, 1997, and December 31, 1996, the Company had total assets of $1,673,113 and $1,716,800. The decrease in liquid assets and total assets was primarily attributable to the increased expenditures for research and development and increased general and administrative expenses (including rent and payroll). See "--Capital Resources."

         During the nine month period ended September 30, 1997, the Company expended approximately $120,000 for leasehold improvements and furniture and equipment at the Company's Yonkers, New York office.

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

         On February 21, 1997, in order to finance research and development, the Company sold $1,000,000 principal amount of its ten-year 7% Convertible Debenture (the "February Debenture") due February 28, 2007, to RBB Bank Aktiengesellschaft ("RBB") in an offshore transaction pursuant to Regulation S under the Securities Act of 1933, as amended. Accrued interest under the February Debenture is payable semiannually, computed at the rate of 7% per annum on the unpaid principal balance from February 21, 1997 until the date of interest payment. (After default, interest accrues at 10% per annum.) The February Debenture may be prepaid by the Company before maturity, in whole or in part, without premium or penalty, if the Company gives the holder of the February Debenture notice not less than 30 days before the date fixed for prepayment in that notice (prepayment applied first to pay interest and then to principal then outstanding). The February Debenture is convertible, at the option of the holder, into shares of Common Stock pursuant to the following formula: Upon receipt by the holder of the February Debenture of the Company's notice of prepayment of the February Debenture, in whole or in part, and otherwise in accordance with the schedule stated in the last sentence of this paragraph, the outstanding principal amount of the February Debenture is convertible into such number of shares of Common Stock as shall equal the quotient obtained by dividing (x) the principal amount of the February Debenture by (y) the Applicable Conversion Price; provided, however, that the right to convert outstanding principal of the February Debenture terminates at the close of business on the third calendar day preceding the date fixed for prepayment of the February Debenture in the Company's notice of prepayment, unless the Company defaults in making such prepayment. For this purpose, the term "Applicable Conversion Price" means the lesser of (q) $0.3432 and (r) the product obtained by multiplying the Average Closing Price by 0.70; and the "Average Closing Price" with respect to any conversion elected to be made by the holder of the February Debenture shall be the average of the daily closing prices for the five consecutive trading days ended on the trading day immediately preceding the date on which the holder gives the Company a written notice of the holder's election to convert outstanding principal of the February Debenture. The closing price on any trading day shall be (a) if the Common Stock is then listed or quoted on either the National Association of Securities Dealers, Inc.'s OTC Bulletin Board, The Nasdaq SmallCap Market or The Nasdaq National Market, the reported closing bid price for the Common Stock on such day or (b) if the Common Stock is listed on either the American Stock Exchange or New York Stock Exchange, the last reported sales price for the Common Stock on such exchange on such day. The February Debenture is not convertible until April 14, 1997, is convertible only to the extent of $333,333 from April 15, 1997 through April 29, 1997, is convertible only to the extent of $666,667 (less any amount previously converted) from April 30, 1997 through May 29, 1997, and is fully convertible after May 29, 1997. On April 22, 1997, June 6, 1997, July 3, 1997 and August 20, 1997, pursuant to notice by the holder, RBB, to the Company under the February Debenture, $330,000, $134,000, $270,000 and $266,000
of the principal amount of the February Debenture was converted into 1,648,352, 894,526, 2,323,580 and 1,809,524 shares of the Common Stock. As of August 20, 1997 the February Debenture was fully converted.

         In connection with the issuance of the February Debenture, the Company issued to RBB three warrants (the "Warrants") to purchase Common Stock, each such Warrant entitling the holder to purchase, from February 21, 1997 through February 28, 2007, 178,378 shares of the Common Stock. The exercise prices of the three Warrants are $0.288, $0.576 and $0.864 per Warrant share, respectively. Each Warrant provides that the holder may elect to receive a reduced number of shares of Common Stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that Warrant as the excess of the market value of shares of Common Stock over the warrant exercise price bears to that market value. Each Warrant contains anti-dilution provisions which provide for the adjustment of Warrant price and Warrant shares as more particularly set forth therein.

         Under an agreement approved by the Board of Directors of the Company in December 1996, the Company retained Interfi Capital Group, Inc. ("Interfi"), a firm unaffiliated with the Company, to arrange financing for the Company for a fee. In connection with issuance by the Company of the February Debenture, the Company paid to Interfi the sum of $70,000.

         In October 1997, in order to finance further research and development, the Company sold $3,000,000 principal amount of its ten-year 7% Convertible Debenture (the "October Debenture") due August 30, 2007, to RBB in an offshore transaction pursuant to Regulation S under the Securities Act of 1933, as amended. Accrued interest under the October Debenture is payable semiannually, computed at the rate of 7% per annum on the unpaid principal balance from the date of the issuance of the October Debenture until the date of interest payment. (After default, interest accrues at 10% per annum.) The October Debenture may be prepaid by the Company before maturity, in whole or in part, without premium or penalty, if the Company gives the holder of the Debenture notice not less than 30 days before the date fixed for prepayment in that notice (prepayment applied first to pay interest and then to principal then outstanding). The October Debenture is convertible, at the option of the holder, into shares of Common Stock pursuant to the following formula: Upon receipt by the holder of the October Debenture of the Company's notice of prepayment of the Debenture, in whole or in part, and otherwise in accordance with the schedule stated in the last sentence of this paragraph, the outstanding principal amount of the Debenture is convertible into such number of shares of Common Stock as shall equal the quotient obtained by dividing (x) the principal amount of the Debenture by (y) the Applicable Conversion Price; provided, however, that the right to convert outstanding principal of the Debenture terminates at the close of business on the third calendar day preceding the date fixed for prepayment of the Debenture in the Company's notice of prepayment, unless the Company defaults in making such prepayment. For this purpose, the term "Applicable Conversion Price" means the lesser of (q) $0.26 and (r) the product obtained by multiplying the Average Closing Price by 0.70; and the "Average Closing Price" with respect to any conversion elected to be made by the holder of the October Debenture shall be the average of the daily closing prices for the five consecutive trading days ended on the trading day immediately preceding the date on which the holder gives the Company a written notice of the holder's election to convert outstanding principal of the Debenture. The closing price on any trading day shall be (a) if the Common Stock is then listed or quoted on either the National Association of Securities Dealers, Inc.'s OTC Bulletin Board, The Nasdaq SmallCap Market or The Nasdaq National Market, the reported closing bid price for the Common Stock on such day or (b) if the Common Stock is listed on either the American Stock Exchange or New York Stock Exchange, the last reported sales price for the Common Stock on such exchange on such day. The Debenture is fully convertible, pursuant to notice by the holder, RBB, to the Company.

         The October Debenture is not convertible until November 26, 1997, is convertible only to the extent of $750,000 from November 26, 1997 through December 26, 1997, is convertible only to the extent of $1,500,000 (less any amounts previously converted) from December 26, 1997 through January 25, 1998 and is convertible only to the extent of $2,250,000 (less any amounts previously converted) from January 25, 1998 through February 24, 1998 and is fully convertible after February 24, 1998. In connection with the issuance by the Company of the October Debenture, the Company paid to Interfi the sum of $210,000.

         In connection with the issuance of the October Debenture, the Company issued to RBB three warrants (the "Warrants") to purchase Common Stock, each such Warrant entitling the holder to purchase, from the date of grant through August 30, 2007, 600,000 shares of the Common Stock. The exercise prices of the three Warrants are $0.20, $0.23 and $0.27 per Warrant share, respectively. Each Warrant provides that the holder may elect to receive a reduced number of shares of Common Stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that Warrant as the excess of the market value of shares of Common Stock over the warrant exercise price bears to that market value. Each Warrant contains anti-dilution provisions which provide for the adjustment of Warrant price and Warrant shares as more particularly set forth therein.

         If the FDA or other approvals are obtained, of which there can be no assurance, funds must be budgeted by the Company from the exercise of options and the Warrants, potential grants and/or additional equity, which there is no assurance will be available.

         The Company is currently expending approximately $260,000 per month, which expenses include salaries, rent, professional fees, license fees and taxes, research and development, and travel, principally between the Company's two offices and its Bahamian facility, and anticipates that it can continue operations for at least 12 months with its current liquid assets, including the proceeds from the sale of the October Debenture, if no Common Stock purchase options or Warrants are exercised. The Company anticipates employing four persons to assist in research and development, at an aggregate annual expense of approximately $250,000. If all of the outstanding options are exercised, the Company will receive net proceeds of approximately $6,660,510. Those proceeds will contribute to general and administrative and working capital and will permit the Company to substantially increase its budget for research and development and clinical trials and testing and to operate at significantly increased levels of operation, assuming RETICULOSE receives approvals and prospects for sales increase to justify such increased levels of operation, of which there can be no assurance. However, there can be no assurance that any additional options will be exercised. The recent prevailing market price for shares of Common Stock has been above the exercise prices of certain of the outstanding options. However, there can be no assurance that the recent trading levels will be sustained or that any additional options will be exercised. In the event that less than 25% or none of the outstanding options are exercised, and no other additional financing is obtained by the Company, in order for the Company to achieve the level of operations contemplated by management, management anticipates that it will have to limit intentions to expand operations beyond current levels which involve expenditures of $260,000 per month. In addition, the Company has in the past sought debt financing, licensing agreements, joint ventures and other sources of financing, but no such financing except the Debenture is in place or identified or currently under discussion. There can be no assurance that any of the Company's distributors will ever obtain regulatory approvals to test or market RETICULOSE in any territory. In the event that financing is not available, in order to continue operations, management anticipates that they will have to defer their salaries. Management does not believe that, at present, debt or equity financing will be readily obtainable on favorable terms unless and until FDA approval for Phase I clinical testing is granted or comparable approval is obtained from another developed or developing country. Because of the uncertainties involved in the process of gaining approval for commercial drug use on humans, no assurance can be given that the Company will be able to sell RETICULOSE. For a discussion of the risk of relocation of the manufacturing facility of the Company's subsidiary, see "-- Liquidity."

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

         On July 3, 1997 and August 20, 1997, pursuant to notice by RBB to the Company under the February Debenture, respectively, $270,000 and $266,000 of principal amount of the February Debenture was converted into 2,323,580 and 1,809,524 shares of Common Stock. In September

1997 the Company issued to Malcolm Santer 100,000 shares of Common Stock in consideration for services rendered. All shares were issued in reliance upon
Section 4(2) and/or 3(b) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.  Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K

                  Current Report on Form 8-K dated September 26, 1997 regarding the sale of the October Debenture.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ADVANCED VIRAL RESEARCH CORP.




Date: November 13, 1997         By: /s/ William Bregman
                                --------------------------------------------
                                    William Bregman,
                                    Duly Authorized Officer and Principal
                                    Financial and Accounting Officer