Form 10KSB40/A
period 1996-12-31
ADVANCED VIRAL RESEARCH CORP
filed 1997-11-25
CIK 786623

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A

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


Date: April 14, 1997               By:  /s/ Louis J. Silver
                                        ---------------------------------------
                                         Louis J. Silver, director


Date: April 14, 1997               By:  /s/ Robert C. Kolodny, M.D.
                                        ---------------------------------------
                                         Robert C. Kolodny, M.D., director


Date: April 14, 1997               By:   /s/ William Gedale
                                        ---------------------------------------
                                         William Gedale, director

     (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III - NARRATIVE

     State below in reasonable detail the reasons why the subject annual report, semi-annual report, quarterly report or transition report on Form 10-K, Form 10-KSB, Form 20-F, Form 11-K, Form 10-Q, Form 10-QSB, or Form N-SAR, or portion thereof, could not be filed within the prescribed time period:

          Computer difficulties

PART IV - OTHER INFORMATION

     (1) Name and telephone number of person to contact in regard to this notification:
                                 William Bregman
                                 (954) 458-7636

     (2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the Registrant was required to file such report(s) been filed?

If the answer is no, identify reports(s).     Yes

     (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

     Yes

     If so: attach an explanation of the anticipated change, both narratively and quantitatively,and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

     The Company's increased losses for the fiscal year ended December 31, 1996 ($1,154,740) as compared with ($401,884) for the fiscal year ended December 31, 1995 were attributable to the employment of Shalom Z. Hirschman, research and development and the implementation of Statement of Financial Accounting Standards Board (SFAS) No. 123, "Accounting for Stock-Based Compensation," which accounts for options granted in 1996.

                         ADVANCED VIRAL RESEARCH CORP.
                  (Name of Registrant as Specified in Charter)

     has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 27, 1997         By: /s/ William Bregman
                                  ------------------------------------------
                                  William Bregman, Secretary-Treasurer,
                                  Principal Financial and Accounting Officer

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

NOTE 5.  INVESTMENTS

     As of December 31, 1996, Investments consisted of the following:

     Certificates of Deposit...............................$  946,226

     Held to Maturity:
       U.S. Government Discount Notes -- mature 3/30/97....$  334,647
       U.S. Treasury Bills -- mature 5/31/97...............$   97,968
                                                           ----------
                   Total Investments.......................$1,378,841


NOTE 6.  COMMITMENTS AND CONTINGENCIES

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





NOTE 7.  STOCKHOLDERS' EQUITY

         During 1996, the Company issued 15,849,284 shares of common stock for an aggregate consideration of $1,748,135. These amounts were comprised of the issuance of common stock pursuant to the exercise of stock options of 15,499,284 shares for $1,573,135 and the issuance of common stock in exchange for consulting services of 350,000 shares for consideration of $175,000.


NOTE 8.  INCOME TAXES

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


NOTE 9.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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




NOTE 9.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of non-current investments, primarily certificates of deposit and U.S. government obligations have been estimated using quoted market prices. At December 31, 1996, the differences between the estimated fair value and the carrying value of non-current debt instruments were considered immaterial in relation to the Company's financial position.


NOTE 10. DEFERRED COMPENSATION COST

         As more fully described in Note 6 to these financial statements, the Company granted stock options in exchange for testing and consulting services. In accordance with SFAS 123, Accounting for Stock-Based Compensation (effective for options granted after December 15, 1995), the Company recognized compensation cost based on the fair value at the grant dates. The compensation cost is amortized over the life of the option period. The fair value of the stock options used to compute deferred compensation cost is the estimated present value at grant date using the Black-Sholes option pricing model with the following assumptions for 1996: expected volatility of 20%; a risk-free interest rate of 6% and an expected holding period ranging from 1-3 years. The deferred compensation cost is reported as a component of stockholders' equity.

NOTE 11. SUBSEQUENT EVENTS

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