Form 10QSB/A
period 1997-03-31
ADVANCED VIRAL RESEARCH CORP
filed 1997-11-25
CIK 786623

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

         In connection with the issuance of the Debenture, the Company issued to RBB three warrants (the "Warrants") to purchase common stock, each such warrant entitling the holder to purchase, from February 21, 1997 through February 27, 2007, 178,378 shares of common stock. The exercise prices of the Warrants are $0.288, $0.576 and $0.864 per warrant share, respectively. The fair value of the Warrants was estimated to be $37,000 ($.021 per warrant) based upon a financial analysis of the terms of the Warrants using the Black-Sholls Pricing Model. This amount has been reflected in the accompanying financial statements as a discount on the convertible debenture, with a corresponding credit to additional paid-in capital, and is being amortized to interest expense over the expected term of the notes (6 months).

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