Form 10KSB40/A
period 1996-12-31
ADVANCED VIRAL RESEARCH CORP
filed 1998-02-12
CIK 786623

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

         DEFERRED COMPENSATION COST

            Deferred compensation costs are recognized based on fair value for non-employee stock options. Compensation cost is amortized over the life of the option period which is either shorter than or essentially equivalent to the period for which the services are to be provided. Compensation expense is classified as general and administrative.

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


NOTE 10. DEFERRED COMPENSATION COST


         As more fully described in Note 6 to these financial statements, the Company granted stock options in exchange for testing and consulting services (non-employee options). In accordance with SFAS 123, Accounting for Stock-Based Compensation (effective for options granted after December 15, 1995), the Company recognized compensation cost for non-employee stock options based on the fair value at the grant dates. The compensation cost is amortized over the life of the option period which is either shorter than or essentially equivalent to the period for which services are to be provided. The fair value of the stock options used to compute deferred compensation cost is the estimated present value at grand date using the Black-Sholes option pricing model with the following assumptions for 1996: expected volatility of 20%; a risk-free interest rate of 6% and expected holding period ranging from 1-3 years. The deferred compensation cost is reported as a component of stockholders' equity. At the beginning of the year there were no options outstanding that were required to be accounted for under SFAS 123. At the end of the year there were 7,000,000 option shares outstanding with a weighted average exercise price of $0.195 per share.



NOTE 11. SUBSEQUENT EVENTS

         During January 1997, the Company entered into a five year non-cancelable operating lease for certain office and laboratory space in Yonkers, New York at an annual rental of $85,400 per year.

         In February 1997, the Company obtained financing of $1,000,000 in the form of 7% convertible debentures to finance research and development.