Form 10QSB/A
period 1997-03-31
ADVANCED VIRAL RESEARCH CORP
filed 1998-02-12
CIK 786623

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
                                                                                 ===========       ===========


                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
Current Liabilities:
   Accounts payable and accrued liabilities                                      $    37,539       $    46,674
   Customer deposits                                                                   7,800             7,800
                                                                                 -----------       -----------
         Total current liabilities                                                    45,339            54,474
                                                                                 -----------       -----------

Convertible Debenture, Net of beneficial conversion
  feature and discount on warrants                                                   782,335               --

Commitments and Contingencies                                                            --                --

Stockholders' Equity:
   Common stock; 1,000,000,000 shares of $.00001 par value
      authorized; 270,414,391 and 267,031,058 shares issued and outstanding            2,704             2,671
   Additional paid-in capital                                                      7,722,519         7,003,351
   Subscription receivable                                                           (19,000)          (19,000)
   Deficit accumulated during the development stage                               (5,472,912)       (4,851,537)
   Deferred compensation cost                                                       (377,020)         (473,159)
                                                                                 -----------       -----------
         Total stockholders' equity                                                1,856,291         1,662,326
                                                                                 -----------       -----------
         Total liabilities and stockholders' equity                              $ 2,683,965       $ 1,716,800
                                                                                 ===========       ===========

           See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                                    Three Months Ended March 31,            Inception
                                                                  ---------------------------------    (February 20, 1984)
                                                                       1997                 1996        to March 31, 1997
                                                                  -------------       -------------    -------------------

Revenues:
   Sales                                                          $         303       $       7,685       $     192,344
   Interest                                                              14,610               3,223             360,019
   Other income                                                             --                  --              112,000
                                                                  -------------       -------------       -------------
                                                                         14,913              10,908             664,363
                                                                  -------------       -------------       -------------

Costs and Expenses:
   Research and development                                              70,214                 160           1,176,622
   General and administrative                                           326,985              74,477           4,540,459
   Depreciation and amortization                                          5,719               3,670             184,614
   Interest                                                             233,370                 --              235,580
                                                                  -------------       -------------       -------------
                                                                        636,288              78,307           6,137,275
                                                                  -------------       -------------       -------------

Net Loss                                                          $    (621,375)      $     (67,399)      $  (5,472,912)
                                                                  =============       =============       =============

Net Loss Per Common Share                                         $        (.00)      $        (.00)
                                                                  =============       =============
Weighted Average Number of Common Shares Outstanding                267,381,641         250,922,624
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

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 1997

                                   (UNAUDITED)

                                                   Common Stock                                           Deficit
                                                 -----------------                                      Accumulated
                                                 Amount                        Additional                during the     Deferred
                                                  Per                           Paid-In   Subscription  Development   Compensation
                                                 Share     Shares     Amount    Capital    Receivable      Stage          Cost
                                                 -----     ------    --------  ---------  ------------  -----------   ------------

Balance, December 31, 1993                              236,276,991  $  2,363   $3,416,070  $    --   $  (2,854,076)   $     --

 Issuance of common stock, for consulting
  services                                       $ .05    4,750,000        47      237,453       --             --           --
 Issuance of common stock, exercise of options     .08      400,000         4       31,996       --             --           --
 Issuance of common stock, exercise of options     .10      190,000         2       18,998       --             --           --
 Net loss, year ended December 31, 1994                         --        --           --        --        (440,837)         --
                                                        -----------   -------   ----------  --------  -------------    ---------
Balance, December 31, 1994                              241,616,991     2,416    3,704,517               (3,294,913)         --

 Issuance of common stock, exercise of options     .05    3,333,333        33      166,633       --             --           --
 Issuance of common stock, exercise of options     .08    2,092,850        21      167,407       --             --           --
 Issuance of common stock, exercise of options     .10    2,688,600        27      268,833       --             --           --
 Issuance of common stock, for consulting
  services                                         .11    1,150,000        12      126,488       --             --           --
 Issuance of common stock, for consulting
  services                                         .14      300,000         3       41,997       --             --           --
 Net loss, year ended December 31, 1995                         --        --           --        --        (401,884)         --
                                                        -----------   -------   ----------  --------  -------------    ---------
Balance, December 31, 1995                              251,181,774     2,512    4,475,875       --      (3,696,797)         --
                                                        -----------   -------   ----------  --------  -------------    ---------

 Issuance of common stock, exercise of options     .05    3,333,334        33      166,634       --             --           --
 Issuance of common stock, exercise of options     .08    1,158,850        12       92,696       --             --           --
 Issuance of common stock, exercise of options     .10    7,163,600        72      716,288       --             --           --
 Issuance of common stock, exercise of options     .11      170,000         2       18,698       --             --           --
 Issuance of common stock, exercise of options     .12    1,300,000        13      155,987       --             --           --
 Issuance of common stock, exercise of options     .18    1,400,000        14      251,986       --             --           --
 Issuance of common stock, exercise of options     .19      500,000         5       94,995       --             --           --
 Issuance of common stock, exercise of options     .20      473,500         5       94,695       --             --           --
 Issuance of common stock, for services rendered   .50      350,000         3      174,997       --             --           --
 Options granted                                                --        --       760,500       --             --      (473,159)
 Subscription receivable                                        --        --           --    (19,000)           --           --
 Net loss, year ended December 31, 1996                         --        --           --        --      (1,154,740)         --
                                                        -----------   -------   ----------  --------  -------------    ---------
Balance, December 31, 1996                              267,031,058     2,671    7,003,351   (19,000)    (4,851,537)    (473,159)
                                                        -----------   -------   ----------  --------  -------------    ---------
 Issuance of common stock, for consulting
   services                                       0.41       50,000       --        20,500       --             --           --
 Issuance of common stock, exercise of options    0.08    3,333,333        33      247,653       --             --           --
 Beneficial conversion feature                                  --        --       413,793       --             --           --
 Warrant costs                                                  --        --        37,242       --             --           --
 Amortization of deferred compensation costs                    --        --           --        --             --        96,139
 Net loss, three months ended March 31, 1997                    --        --           --        --        (621,375)         --
                                                        -----------   -------   ----------  --------  -------------    ---------
Balance, March 31, 1997                                 270,414,391   $ 2,704   $7,722,519  $(19,000) $  (5,472,912)   $(377,020)
                                                        ===========   =======   ==========  ========  =============    =========






           See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                          Three Months Ended March 31,        Inception
                                                                          ----------------------------   (February 20, 1984)
                                                                              1997            1996        to March 31, 1997
                                                                           -----------      ---------     ------------------

Cash Flows from Operating Activities:
   Net loss                                                                $  (621,375)     $ (67,399)      $(5,472,912)
                                                                           -----------      ---------       -----------
   Adjustments to reconcile net loss to net cash used
     in operating activities:
         Depreciation and amortization                                           6,029          3,670           184,924
         Amortization of deferred interest cost on
           beneficial conversion feature of convertible
           debenture                                                           233,060            --            233,060
         Amortization of deferred compensation cost                             96,139            --            383,480
         Issuance of common stock for services                                  20,500            --          1,392,500
         (Increase) decrease in other current assets                           (24,371)         5,349           (59,452)
         Increase in inventory                                                     --          (1,638)          (19,729)
         Increase in other assets                                             (154,395)           --           (187,939)
         Increase (decrease) in accounts payable
            and accrued liabilities                                             (9,135)        (1,583)           43,739
                                                                           -----------      ---------       -----------
               Total adjustments                                              (167,827)         5,798         1,970,583
                                                                           -----------      ---------       -----------
               Net cash used by operating activities                          (453,548)       (61,601)       (3,502,329)
                                                                           -----------      ---------       -----------

Cash Flows from Investing Activities:
   Purchase of investments                                                         --         (34,000)       (1,726,256)
   Proceeds from sale of investments                                           618,647            --            966,062
   Repayments on loan receivable - stockholder                                     --             --                --
   Expenditures for property and equipment                                     (32,837)          (520)         (417,341)
                                                                           -----------      ---------       -----------
               Net cash provided (used) by investing activities                585,810        (34,520)       (1,177,535)
                                                                           -----------      ---------       -----------

Cash Flows from Financing Activities:
   Proceeds from issuance of convertible debenture                           1,000,000            --          1,000,000
   Proceeds from sale of securities, net of issuance costs                     266,666        391,879         5,121,188
                                                                           -----------      ---------       -----------
               Net cash provided by financing activities                     1,266,666        391,879         6,121,188
                                                                           -----------      ---------       -----------

Net Increase in Cash and Cash Equivalents                                    1,398,928        295,758         1,441,324

Cash and Cash Equivalents, Beginning                                            42,396         65,230               --
                                                                           -----------      ---------       -----------
Cash and Cash Equivalents, Ending                                          $ 1,441,324      $ 360,988       $ 1,441,324
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

         Based on the terms for conversion associated with the debenture, there is an intrinsic value associated with the beneficial conversion feature of $413,793. This amount has been treated as deferred interest expense and has been recorded as a reduction of the convertible debenture liability with a corresponding credit to additional paid-in capital and is being amortized to interest expense over the period from February 21, 1997 (date of issuance) to May 29, 1997 (date the debenture is entirely convertible). The interest expense relative to this item was $233,060 for the three months ended March 31, 1997.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following discussion of the results of operations and the financial condition of the Company should be read in conjunction with the Company's Consolidated Condensed Financial Statements and Notes thereto included elsewhere in this Report.


Results of Operations

         For the three month periods ended March 31, 1997 and March 31, 1996, the Company incurred a loss of $621,375 ($0.00 per share) and $67,399 ($0.00 per share), respectively. The Company's increased losses during 1997 are principally due to the employment of Shalom Z. Hirschman, M.D. as President and Chief Executive Officer of the Company, interest charges as a result of the beneficial conversion features associated with the convertible debenture, increased research and development expenses associated with the services provided by Dr. Hirschman, and the implementation of Statement of Financial Accounting Standards Board (SFAS) No. 123, "Accounting for Stock-Based Compensation," which accounts for Common Stock purchase options granted in 1996. Administrative expenses and the lack of sales revenues also contribute to the Company's losses.

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

         Based on the terms for conversion associated with the debenture, there is an intrinsic value associated with the beneficial conversion feature of $413,793. This amount has been treated as deferred interest expense and has been recorded as a reduction of the convertible debenture liability with a corresponding credit to additional paid-in capital and is being amortized to interest expense over the period from February 21, 1997 (date of issuance) to May 29, 1997 (date the debenture is entirely convertible).

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