Form 10QSB/A
period 1997-06-30
ADVANCED VIRAL RESEARCH CORP
filed 1998-02-12
CIK 786623

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED CONDENSED BALANCE SHEETS




                                                            June 30,          December 31,
                                                              1997                1996
                                                              ----                ----
                           ASSETS                         (Unaudited)
Current Assets:
 Cash and cash equivalents                                $   418,217         $    61,396
 Investments                                                1,327,226           1,378,841
 Inventory                                                     19,729              19,729
 Other current assets                                          33,646              16,081
                                                          -----------         -----------
    Total current assets                                    1,798,818           1,476,047

Property and Equipment                                        286,161             207,209

Other Assets                                                  187,625              33,544
                                                          -----------         -----------

    Total assets                                          $ 2,272,604         $ 1,716,800
                                                          ===========         ===========


 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued liabilities                 $   113,121         $    46,674
 Customer deposits                                              7,800               7,800
                                                          -----------         -----------
    Total current liabilities                                 120,921              54,474
                                                          -----------         -----------

Convertible Debenture, Net of beneficial
  conversion feature and discount on warrants                 500,000                  --
                                                          -----------         -----------

Commitments and Contingencies                                      --                  --

Stockholders' Equity:
 Common stock; 1,000,000,000 shares of
  $.00001 par value authorized; 272,957,269 and
  267,031,058 shares issued and outstanding                     2,729               2,671
 Additional paid-in capital                                 8,186,494           7,003,351
 Subscription receivable                                      (19,000)            (19,000)
 Deficit accumulated in the development stage              (6,237,659)         (4,851,537)
 Deferred compensation cost                                  (280,881)           (473,159)
                                                          -----------         -----------
    Total stockholders' equity                              1,651,683           1,662,326
                                                          -----------         -----------

    Total liabilities and stockholders' equity            $ 2,272,604         $ 1,716,800
                                                          ===========         ===========







           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                                                                                                                    Inception
                                                                                                                  (February 20,
                                                      Three Months Ended                Six Months Ended              1984) to
                                                           June 30,                          June 30,                  June 30,
                                                 1997              1996              1997               1996            1997
                                                 ----              ----              ----               ----            ----

Revenues:
 Sales                                      $       1,975     $       7,584     $       2,278     $      15,269     $     194,319
 Interest                                          20,369            15,726            34,979            18,949           380,388
 Other income                                          --                --                --                --           112,000
                                            -------------     -------------     -------------     -------------     -------------
                                                   22,344            23,310            37,257            34,218           686,707
                                            -------------     -------------     -------------     -------------     -------------

Costs and Expenses:
 Research and development                         124,459            73,840           194,673            74,000         1,301,081
 General and administrative                       425,176           114,552           752,161           189,029         4,965,635
 Depreciation and amortization                     55,792             4,865            61,511             8,535           240,406
 Interest                                         181,664                --           415,034                --           417,244
                                            -------------     -------------     -------------     -------------     -------------
                                                  787,091           193,257         1,423,379           271,564         6,924,366
                                            -------------     -------------     -------------     -------------     -------------

Net Loss                                    $    (764,747)    $    (169,947)    $  (1,386,122)    $    (237,346)    $  (6,237,659)
                                            =============     =============     =============     =============     =============

Net Loss Per Share of
 Common Stock                               $        (.00)    $        (.00)    $        (.00)    $        (.00)    $        (.00)
                                            =============     =============     =============     =============     =============

Weighted Average Number of
 Common Shares Outstanding                    269,261,569       255,859,904       269,261,569       255,859,904
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

                          ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

      CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 1997

                                   (UNAUDITED)


                                                                                                               Deficit
                                                            Common Stock                                     Accumulated    Deferred
                                                   Amount   ------------                       Additional     during the     Compen-
                                                     Per                             Paid-In  Subscription   Development     sation
                                                    Share    Shares       Amount     Capital    Receivable     Stage          Cost
                                                    -----    ------       ------     -------    ----------     -----          ----

Balance, December 31, 1996                                 $267,031,058  $  2,671  $ 7,003,351  $(19,000)  $(4,851,537)  $(473,159)
   Issuance of common stock; exercise of options    0.080     3,333,333        33      247,633         -             -           -
   Issuance of common stock; conversion of debt     0.150       894,526         9      133,991         -             -           -
   Issuance of common stock; conversion of debt     0.200     1,648,352        16      329,984         -             -           -
   Issuance of common stock; exchange for services  0.410        50,000         -       20,500         -             -           -
   Beneficial conversion feature                                      -         -      413,793         -             -           -
   Warrant costs                                                      -         -       37,242         -             -           -
   Amortization of deferred compensation costs                        -         -            -         -             -     192,278
   Net loss period ended June 30, 1997                                -         -            -         -    (1,386,122)          -
                                                            -----------  --------  -----------  --------   -----------   ---------

Balance, June 30, 1997                                      272,957,269  $  2,729  $ 8,186,494  $(19,000)  $(6,237,659)  $(280,881)
                                                            ===========  ========  ===========  ========   ===========   =========
















           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                                Inception
                                                                      Six Months Ended        (February 20,
                                                                          June 30,               1984) to
                                                                                                  June 30,
                                                                    1997          1996             1997
                                                                    ----          ----             ----
Cash Flows from Operating Activities:
  Net loss                                                      $(1,386,122)      $(237,346)    $(6,237,659)
                                                                -----------       ---------     -----------
  Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation and amortization                                62,752           8,535         241,647
        Amortization of deferred interest cost on
         beneficial conversion feature of convertible
         debenture                                                  413,793              --         413,793
        Amortization of deferred compensation cost                  192,278              --         479,619
        Loss on sale of property and equipment                        1,425              --           1,425
        Issuance of common stock for services                        20,500              --       1,392,500
        (Increase) decrease in other current assets                 (17,565)          4,739         (52,646)
        Increase in inventory                                            --          (1,638)        (19,729)
        Increase in other assets                                   (224,295)             --        (238,839)
        Increase (decrease) in accounts payable
           and accrued liabilities                                   66,447           2,640         119,321
                                                                -----------       ---------     -----------
              Total adjustments                                     515,335          14,276       2,337,091
                                                                -----------       ---------     -----------
              Net cash used by operating activities                (870,787)       (223,070)     (3,900,568)
                                                                -----------       ---------     -----------

Cash Flows from Investing Activities:
 Purchase of investments                                           (665,000)       (649,980)     (2,391,256)
 Proceeds from sale of investments                                  716,615              --       1,064,030
 Expenditures for property and equipment                            (91,873)           (519)       (476,377)
 Proceeds from sale of property and equipment                         1,200              --           1,200
                                                                                  ---------     -----------
             Net cash provided (used) by investing activities       (39,058)       (650,499)     (1,802,403)
                                                                -----------       ---------     -----------

Cash Flows from Financing Activities:
 Proceeds from issuance of convertible debenture                  1,000,000              --       1,000,000
 Proceeds from sale of securities, net of issuance costs            266,666       1,373,734       5,121,188
                                                                -----------       ---------     -----------
             Net cash provided by financing activities            1,266,666       1,373,734       6,121,188
                                                                -----------       ---------     -----------

Net Increase in Cash and Cash Equivalents                           356,821         500,165         418,217

Cash and Cash Equivalents, Beginning                                 61,396          65,230              --
                                                                -----------       ---------     -----------

Cash and Cash Equivalents, Ending                               $   418,217       $ 565,395     $   418,217
                                                                ===========       =========     ===========

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

          Based on the terms for conversion associated with the debenture, there is an intrinsic value associated with the beneficial conversion features of $413,793. This amount has been treated as deferred interest expense and has been recorded as a reduction of the convertible debenture liability with a corresponding credit to additional paid-in capital and has been amortized to interest expense over the period from February 21, 1997 (date of issuance) to May 29, 1997 (when the debenture was entirely convertible). The interest expense relative to this item was $180,733 for the three months ended June 30, 1997. The deferred interest has been fully amortized as of June 30, 1997.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following discussion of the results of operations and the financial condition of the Company should be read in conjunction with the Company's Consolidated Condensed Financial Statements and Notes thereto included elsewhere in this Report.


RESULTS OF OPERATIONS

         For the three month periods ended June 30, 1997 and June 30, 1996, the Company incurred losses of $764,747 ($0.00 per share) and $169,947 ($0.00 per share). For the six month periods ended June 30, 1997 and June 30, 1996, the Company incurred losses of $1,386,122 and $237,346. The Company's increased losses during 1997 are principally due to the employment of Shalom Z. Hirschman, M.D. as President and Chief Executive Officer of the Company ($162,500 for the six months ended June 30, 1997 vs. $0 for the six months ended June 30, 1996); interest charges as a result of the beneficial conversion feature associated with the convertible debenture ($413,793 for the six months ended June 30, 1997 vs. $0 for the six months ended June 30, 1996); increased research and development expense (approximately $195,000 for the six months ended June 30, 1997 vs. approximately $74,000 for the six months ended June 30, 1996); the opening and maintenance costs of the Company's Yonkers, New York office (approximately $60,000 for the six months ended June 30, 1997 vs. $0 for the six months ended June 30, 1996); and the implementation of Statement of Financial Accounting Standards Board (SFAS) No. 123 "Accounting for Stock-Based Compensation," which accounts for Common Stock purchase options granted in 1996 (approximately $192,000 for the six months ended June 30, 1997 vs. $0 for the six months ended June 30, 1996). Administrative expenses and the lack of sales revenues also contribute to the Company's losses.

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