Form 10QSB/A
period 1997-09-30
ADVANCED VIRAL RESEARCH CORP
filed 1998-02-12
CIK 786623

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

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                                   FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 1997

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     September 30,   December 31,
                                                         1997           1996
                                                         ----           ----
                           ASSETS                    (Unaudited)

Current Assets:
   Cash and cash equivalents                          $   231,515    $    61,396
   Investments                                            955,000      1,378,841
   Inventory                                               19,729         19,729
   Other current assets                                    27,822         16,081
                                                      -----------    -----------
         Total current assets                           1,234,066      1,476,047

Property and Equipment                                    305,637        207,209

Other Assets                                              133,410         33,544
                                                      -----------    -----------

         Total assets                                 $ 1,673,113    $ 1,716,800
                                                      ===========    ===========


            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

   Accounts payable and accrued liabilities           $    67,534    $    46,674
   Customer deposits                                        7,800          7,800
                                                      -----------    -----------
         Total current liabilities                         75,334         54,474
                                                      -----------    -----------

Commitments and Contingencies                                  --             --


Stockholders' Equity:
   Common stock; 1,000,000,000 shares of
      $.00001 par value authorized; 277,190,373 and
      267,031,058 shares issued and outstanding             2,771          2,671
   Additional paid-in capital                           8,751,220      7,003,351
   Subscription receivable                                (19,000)       (19,000)
   Deficit accumulated in the development stage        (7,048,608)    (4,851,537)
   Deferred compensation costs                            (88,604)      (473,159)
                                                      -----------    -----------
         Total stockholders' equity                     1,597,779      1,662,326
                                                      -----------    -----------

         Total liabilities and stockholders' equity   $ 1,673,113    $ 1,716,800
                                                      ===========    ===========


           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                                                         Inception
                                         Three Months Ended               Nine Months Ended            (February 20,
                                            September 30,                    September 30,                1984) to
                                        -------------------              ---------------------          September 30,
                                        1997           1996              1997             1996             1997
                                        ----           ----              ----             ----             ----
Revenues:
   Sales                           $        --      $         674    $       2,278    $      15,943    $     194,319
   Interest                               28,900            8,966           63,879           27,915          409,288
   Other income                             --             32,000             --             32,000          112,000
                                   -------------    -------------    -------------    -------------    -------------

                                          28,900           41,640           66,157           75,858          715,607
                                   -------------    -------------    -------------    -------------    -------------

Costs and Expenses:
   Research and development              166,108          104,502          360,781          178,502        1,467,189
   General and administrative            547,736          272,203        1,299,897          461,232        5,513,371
   Depreciation and amortization          62,605            4,268          124,116           12,803          303,011
   Interest                               63,400             --            478,434             --            480,644
                                   -------------    -------------    -------------    -------------    -------------
                                         839,849          380,973        2,263,228          652,537        7,764,215
                                   -------------    -------------    -------------    -------------    -------------

Net Loss                           $    (810,949)   $    (339,333)   $  (2,197,071)   $    (576,679)   $  (7,048,608)
                                   =============    =============    =============    =============    =============

Net Loss Per Share of
   Common Stock                    $        (.00)   $        (.00)   $        (.00)   $        (.00)   $        (.00)
                                   =============    =============    =============    =============    =============

Weighted Average Number of
   Common Shares Outstanding         271,801,398      259,725,350      271,801,398      259,725,350
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

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 1997

                                   (UNAUDITED)

                                                         Common Stock                                       Deficit
                                                         ------------                                     Accumulated
                                                    Amount                        Additional               during the     Deferred
                                                     Per                            Paid-in  Subscription  Development  Compensation
                                                    Share    Shares      Amount     Capital    Receivable     Stage        Costs
Balance, December 31, 1996                                $ 267,031,058  $2,671   $7,003,351  $(19,000)   $(4,851,537)   $(473,159)
   Issuance of common stock; exercise of options    0.08      3,333,333      33      247,633         -              -            -
   Issuance of common stock; conversion of debt     0.15        894,526       9      133,991         -              -            -
   Issuance of common stock; conversion of debt     0.20      1,648,352      16      329,984         -              -            -
   Issuance of common stock; conversion of debt     0.12      2,323,580      23      269,977         -              -            -
   Issuance of common stock; conversion of debt     0.15      1,809,524      18      265,982         -              -            -
   Issuance of common stock; exchange for services  0.41         50,000       -       20,500         -              -            -
   Issuance of common stock; exchange for services  0.24        100,000       1       23,999         -              -            -
   Beneficial conversion feature                                      -       -      413,793         -              -            -
   Warrant costs                                                      -       -       37,242         -              -            -
   Amortization of deferred compensation costs                        -       -            -         -              -      384,555
   Imputed interest on convertible debenture                          -       -        4,768         -              -            -
   Net loss period ended September 30, 1997                           -       -            -         -     (2,197,071)           -
                                                           ------------  ------  ----------- ---------    -----------    ---------

Balance, September 30, 1997                                 277,190,373  $2,771  $ 8,751,220  $(19,000)   $(7,048,608)   $ (88,604)
                                                           ============  ======  ===========  ========    ===========    =========










           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                            Inception
                                                                                Nine Months Ended         (February 20,
                                                                                  September 30,             1984) to
                                                                               --------------------        September 30,
                                                                               1997            1996            1997
                                                                               ----            ----            ----
Cash Flows from Operating Activities:
   Net loss                                                                  $(2,197,071)   $  (576,679)    $  (7,048,608)
                                                                            ------------    -----------    --------------
   Adjustments to reconcile net loss to
    net cash used in operating activities:
         Depreciation and amortization                                           161,358         12,803           340,253
         Amortization of deferred interest cost on
            beneficial conversion feature of convertible
            debenture                                                            413,793              -           413,793
         Amortization of deferred compensation costs                             384,555              -           671,896
         Loss on sale of property and equipment                                    1,425              -             1,425
         Issuance of common stock for services                                    44,500        175,000         1,416,500
         Imputed interest on convertible debenture                                 4,768              -             4,768
         (Increase) decrease in other current assets                             (11,741)         4,193           (27,822)
         Increase in inventory                                                         -         (1,638)          (19,729)
         Increase in other assets                                               (225,151)             -          (258,695)
         Increase in accounts payable
            and accrued liabilities                                               20,860          3,871            73,734
                                                                            ------------    -----------    --------------
               Total adjustments                                                 794,367        194,229         2,616,123
                                                                            ------------    -----------    --------------
               Net cash used by operating activities                          (1,402,704)      (382,450)       (4,432,485)
                                                                            ------------    -----------    --------------

Cash Flows from Investing Activities:
   Purchase of investments                                                      (857,000)      (754,641)       (2,583,256)
   Proceeds from sale of investments                                           1,280,841              -         1,628,256
   Expenditures for property and equipment                                      (118,884)        (3,690)         (503,388)
   Proceeds from sale of property and equipment                                    1,200              -             1,200
                                                                            ------------    -----------    --------------
               Net cash provided (used) by investing activities                  306,157       (758,331)       (1,457,188)
                                                                            ------------    -----------    --------------

Cash Flows from Financing Activities:
   Proceeds from issuance of convertible debenture                             1,000,000             -          1,000,000
   Proceeds from sale of securities, net of issuance costs                       266,666      1,531,435         5,121,188
                                                                            ------------    -----------    --------------
               Net cash provided by financing activities                       1,266,666      1,531,435         6,121,188
                                                                            ------------    -----------    --------------
Net Increase in Cash and Cash Equivalents                                        170,119        390,654           231,515

Cash and Cash Equivalents, Beginning                                              61,396         65,230                 -
                                                                            ------------    -----------    --------------

Cash and Cash Equivalents, Ending                                           $    231,515    $   455,884    $      231,515
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

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 2.  COMMITMENTS AND CONTINGENCIES

         TESTING AGREEMENTS

             Research and development costs are expensed as incurred by the Company.

             The only sales generated by the Company have been sales of RETICULOSE for testing purposes. Sales are recorded by the Company when such test products are shipped to customers.

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

         DISTRIBUTION AGREEMENTS

             The Company currently is a party to separate agreements with five different entities (the "Entities"), whereby the Company has granted exclusive rights to distribute RETICULOSE in the countries of China, Japan, Macao, Hong Kong, Taiwan, Mexico, Argentina, Bolivia, Paraguay, Uruguay, Brazil, Chile, Channel Islands, The Isle of Man, British West Indies, Jamaica, Haiti, Bermuda, Belize and Saudi Arabia. Pursuant to these agreements, distributors are obligated to cause RETICULOSE to be approved for commercial sale in such countries and upon such approval, to purchase from the Company certain minimum quantities of RETICULOSE to maintain the exclusive distribution rights. Leonard Cohen, a former consultant to the Company, has informed the Company that he is an affiliate of two of these entities. To date, the Company has recorded revenue classified as other income for the sale of territorial rights under the distribution agreements. No sales have been made by the Company under the distribution agreements other than for testing purposes.

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

             Based on the terms for conversion associated with the February debenture, there is an intrinsic value associated with the beneficial conversion feature of $413,793. This amount has been fully amortized to interest expense with a corresponding credit to additional paid-in capital.

             In October 1997, the Company obtained additional financing of $3,000,000 in the form of 7% convertible debentures to finance research and development.

             Based on the terms for conversion associated with the October debenture, there is an intrinsic value associated with the beneficial conversion feature of $1,350,000. This amount will be treated as deferred interest expense and recorded as a reduction of the convertible debenture liability with a corresponding credit to additional paid-in capital. The deferred interest will be amortized to interest expense over the period from October 8, 1997 (date of debenture) to February 24, 1998 (date the debenture is fully convertible).

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion of the results of operations and the financial condition of the Company should be read in conjunction with the Company's Consolidated Condensed Financial Statements and Notes thereto included elsewhere in this Report.

RESULTS OF OPERATIONS

         For the three month periods ended September 30, 1997 and September 30, 1996, the Company incurred losses of $810,949 ($0.00 per share) and $339,333 ($0.00 per share). For the nine month periods ended September 30, 1997 and September 30, 1996, the Company incurred losses of $2,197,071 and $576,679. The Company's increased losses during 1997 are principally due to the employment of Shalom Z. Hirschman, M.D. as President and Chief Executive Officer of the Company ($237,500 for the nine months ended September 30, 1997 vs. $0 for the nine months ended September 30, 1996); interest charges as a result of the beneficial conversion feature associated with the convertible debenture ($413,793 for the nine months ended September 30, 1997 vs. $0 for the nine months ended September 30, 1996); increased research and development expense (approximately $361,000 for the nine months ended September 30, 1997 vs. approximately $179,000 for the nine months ended September 30, 1996); the opening and maintenance costs of the Company's Yonkers, New York office (approximately $100,000 for the nine months ended September 30, 1997 vs. $0 for the nine months ended September 30, 1996); and the implementation of Statement of Financial Accounting Standards Board (SFAS) No. 123 "Accounting for Stock-Based Compensation," which accounts for Common Stock purchase options granted in 1996 (approximately $385,000 for the nine months ended September 30, 1997 vs. $0 for the nine months ended September 30, 1996). Administrative expenses and the lack of sales revenues also contribute to the Company's losses.

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

         Based on the terms for conversion associated with the February debenture, there is an intrinsic value associated with the beneficial conversion feature of $413,793. This amount has been fully amortized to interest expense with a corresponding credit to additional paid-in capital.

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

         Based on the terms for conversion associated with the October debenture, there is an intrinsic value associated with the beneficial conversion feature of $1,350,000. This amount will be treated as deferred interest expense and recorded as a reduction of the convertible debenture liability with a corresponding credit to additional paid-in capital. The deferred interest will be amortized to interest expense over the period from October 8, 1997 (date of debenture) to February 24, 1998 (date the debenture is fully convertible).

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