Form 10KSB40
period 1997-12-31
ADVANCED VIRAL RESEARCH CORP
filed 1998-03-27
CIK 786623

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934


                      FOR THE YEAR ENDED DECEMBER 31, 1997


                                       OR


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 33-2262-A



                          ADVANCED VIRAL RESEARCH CORP.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


              DELAWARE                                       59-2646820
   ------------------------------                        -------------------
   (State or Other Jurisdiction of                        (I.R.S. Employer
   Incorporation or Organization)                        Identification No.)


                   1250 EAST HALLANDALE BEACH BLVD., SUITE 501
                            HALLANDALE, FLORIDA 33009
                                 (954) 458-7636
               --------------------------------------------------
               (Address of Principal Executive Offices, Zip Code;
                     Telephone Number Including Area Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $121,923.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked price of such common equity as of March 20, 1998: 211,328,557 shares of common stock, par value $.00001 per share, at $.32625 per share, or $68,945,942.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes     No
                                                 ---    ---

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Number of shares outstanding of each of the issuer's classes of common equity, as of March 20, 1998: 286,796,690 shares of common stock, par value $.00001 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                              ---    ----

                          ADVANCED VIRAL RESEARCH CORP.
                                   FORM 10-KSB

                          YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                  ----
PART I.....................................................................................................         1
Item 1.  Description of Business...........................................................................         1
Item 2.  Description of Property..........................................................................         27
Item 3.  Legal Proceedings................................................................................         28
Item 4.  Submission of Matters to a Vote of Security-Holders..............................................         28

PART II...................................................................................................         29
Item 5.  Market for Common Equity and Related Stockholder Matters.........................................         29
Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations............         29
Item 7.  Financial Statements.............................................................................         33
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............         33

PART III .................................................................................................         34
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act................................................         34
Item 10. Executive Compensation...........................................................................         34
Item 11. Security Ownership of Certain Beneficial Owners and Management...................................         37
Item 12. Certain Relationships and Related Transactions...................................................         38
Item 13. Exhibits and Reports on Form 8-K.................................................................         39


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

RECENT HISTORY

     Due to limited resources, the Company's operations over the last five years have been limited to engaging others to perform testing and analysis of RETICULOSE. In connection with these engagements, the Company has also granted distribution rights for RETICULOSE in certain foreign countries. In 1995, the Company retained Shalom Hirschman, M.D. as its President. Since becoming President of the Company, Dr. Hirschman has monitored the testing of RETICULOSE and intends to perform certain analyses of RETICULOSE with Company personnel, which analyses the Company believes may be used in connection with the FDA approval process. There can be no assurances that Dr. Hirschman will be successful in arranging for further testing and analysis of RETICULOSE.

BACKGROUND OF RETICULOSE

         RETICULOSE had been marketed in the United States during the 1940's through the early 1960's. Under the Federal Food, Drug, and Cosmetic Act, as amended in 1962 (the "1962 Act"), RETICULOSE, among other drugs, was classified by the FDA as a "new drug" requiring FDA approval prior to any sale in the United States. Management of the Company believes that, since the 1962 Act, RETICULOSE has not been marketed for commercial sale. See "GOVERNMENT REGULATION" and "-THE INVESTIGATIONAL NEW DRUG APPLICATION PROCESS." Although the AIDS Clinical Trial has been the only controlled clinical trial of RETICULOSE, the published data for the years 1951 through 1962, largely anecdotal, indicates that RETICULOSE is an anti-viral pharmaceutical product which is safe and effective in treating a number of interferon related viruses such as Asian Influenza, Viral Pneumonia, Virus Infectious Hepatitis, Mumps, Encephalitis, Herpes Simplex and Herpes Zoster. There is no published data that confirms that any double blind testing has been completed which demonstrates that RETICULOSE is safe and effective against the treatment of any disease.

         Open label clinical trials of RETICULOSE on Human Papilloma Virus (HPV) on patients who tested positive for the Human Immunodeficiency Virus ("HIV") are being conducted at two separate hospitals located in Buenos Aires, Argentina (the "HPV-HIV Study") for the purpose of attempting to satisfy the investigational new drug application process in Argentina.

         The Company received information from Shalom Z. Hirschman, M.D., then Professor of Medicine and Director of the Division of Infectious Diseases of the Mount Sinai School of Medicine, New York, New York, which information resulted from the Hirschman Study, which demonstrates that RETICULOSE stimulates the production of a unique set of chemokines, including Interleukin 1 (IL-1), Interleukin 6 (IL-6) and Gamma Interferon, and inhibits the replication of HIV in cell cultures. Dr. Hirschman currently is President and Chief Executive Officer and a director of the Company.

         The first stage of a double-blind, randomized, placebo-controlled clinical trial using RETICULOSE in the treatment of AIDS conducted at the Queen Elizabeth Hospital, Bridgetown, Barbados was completed in late November 1996 (the "Barbados Study"). The Company received a letter, dated November 26, 1996, (the "Written Summary") from one of the scientists conducting the Barbados Study, reporting the results of the first stage of a double-blind, randomized, placebo-controlled clinical trial using RETICULOSE in the treatment of patients with AIDS, and confirming that the study protocol received ethical approval from the Chief Medical Officer's committee. In this first stage of the clinical trial, forty-three patients who had never previously received any anti-retroviral therapy were enrolled into the study, twenty-one of which received RETICULOSE and twenty-two of which received placebo, over a sixty day period. The patients were observed for a further sixty days after the cessation of therapy. At the end of the sixty day treatment period, the key results of this first preliminary stage of the clinical trial included a 37% increase in the mean CD(4)-positive T-cell lymphocytes in the group of patients that received RETICULOSE, as compared to a 7% decrease in the group of patients that received placebo, and a 21% average decrease in HIV viral load, as measured by quantitative RNA PCR, in the RETICULOSE-treated group of patients, in contrast to a 33% increase in HIV viral load in the group of patients that received placebo. In addition, the letter reported, among other things, that at the end of the sixty-day observation period following cessation of treatment, a majority of RETICULOSE-treated group showed a greater rise in blood hemoglobin, and maintained or increased their body weight in contrast to only a minority of the placebo-treated patients. Finally, there were no toxic side effects observed by physicians or reported by patients receiving RETICULOSE therapy in the first stage of the clinical trial. An abstract entitled "Controlled Clinical Trial of RETICULOSE, a Peptide Nucleic Acid with Immunomodulator Activity in Patients with HIV Infection" (the "Barbados Abstract") which describes the results of the first stage of the Barbados Study, has been accepted for publication by The American Society for Microbiology and will be presented in May 1998 at a conference in Atlanta, Georgia.

         The Company is dependent upon the success of studies and tests of RETICULOSE, of which there can be no assurance, if it is ever to receive regulatory approval in the United States or developed or developing countries to market RETICULOSE and generate material operating revenues. See "-TESTING AGREEMENTS."

         The concept of an anti-viral agent composed of peptones, peptides, lipoproteins and nucleic acid was an original idea of Vincent M. LaPenta, M.D. In 1934, Dr. LaPenta produced a product utilizing horse serum albumen, peptones and ribonucleic acid which had anti-viral properties and evidenced no toxicity. The product was later modified to substitute bovine serum albumen for horse serum albumen and was named RETICULOSE. From 1951 through 1962, data was collected and reported concerning the safety and scope of the use of RETICULOSE. Much of the data was anecdotal in nature, such as reports by physicians and pharmacists of results from the use of RETICULOSE, some of which were published in recognized medical journals. No controlled "double blind" studies were undertaken during this period. A study of Robert H. Anderson, M.D. and Ralph M. Thompson, M.D. published in the VIRGINIA MEDICAL MONTHLY in July 1957, reported that the exact method of action of RETICULOSE on the virus was not fully understood, but, since its therapeutic response was so rapid, its action may be considered a direct one. The study further found that RETICULOSE either altered the action of the virus or inhibited the host cells to prevent virus duplication, or it may have done both. In addition, the antigenic properties of the lipo-protein-nucleic acid complex definitely initiated and promoted antibody formation and phagocytosis.

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

         Laboratory analysis of RETICULOSE by the University of Wisconsin Biotechnology Center, based on the Wisconsin Study conducted exclusively for the Company from December 1987 to September 1988, indicated that RETICULOSE contains both medium and short chain length amino acid link peptides. Mr. Friedland opined that in the Wisconsin Study, the peptide analyses of four RETICULOSE samples, two of which were 16 years old and manufactured by Key, and two of which were one year old and manufactured by LTD, indicated that all four product samples were essentially the same product as demonstrated by reverse phase high performance liquid chromatography. Additional analyses conducted by gel cell electrophoresis demonstrated that all four samples were essentially of the same composition, and that these analyses validate both stability and identical structure of the RETICULOSE product represented by aged and new samples.

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

         The agreement further provided that LTD would produce and sell RETICULOSE to the Company until the Company's purchase of rights was effective. In addition, pursuant to this agreement, the Company purchased from LTD at $3.00 per ampule, approximately 15,000 ampules of RETICULOSE for $45,000. The Company has used these 15,000 ampules for testing and promotional inventory. The Company also was obligated under the agreement to pay LTD $3.00 per ampule of RETICULOSE for the initial 100,000 ampules (including these 15,000 ampules) purchased the first year and $2.00 per ampule purchased thereafter. The Company purchased 15,000 ampules, all of which were purchased by the Company for testing and promotional activity. None of these 100,000 ampules remain in inventory.

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

         Historically, this plant had a production capacity of 40,000 ampules per week and management believes such capacity should support the Company's requirements for the foreseeable future. Due to the lack of demand for the Company's product, the production facility was not operating continuously over the last year. Accordingly, the approximate weekly average production of RETICULOSE over the last year has been 1,500 ampules per week. The facility is not used for any purpose other than the production of RETICULOSE. However, if RETICULOSE should be approved for sale in the United States or any other market with material demand for its products, of which there can be no assurance, there can be no assurance that this facility will be sufficient to produce adequate quantities of RETICULOSE. If and when the Company's business requires a higher level of production of RETICULOSE that such level of sales will generate sufficient revenues to permit construction of another production facility.

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

         Management is aware that Bahamian legal restrictions relating to the purchase of real property interests in the Bahamas by persons not Bahamian citizens and not owned or controlled by Bahamian citizens might have impacted the Company's ability to acquire real property. Inasmuch as LTD was a pre-existing Bahamian corporation, had secured and maintained the appropriate licenses and had Bahamian citizens owning 0.4% of the outstanding capital stock of LTD (the "Ordinary Shares" as that term is used in the Bahamas), and Messrs. Friedland and Bregman, the Company's principals, had been approved by the Central Bank of the Bahamas, the Company was advised by its Bahamian legal counsel, Nottage, Miller & Co., that LTD's purchase of the property was lawful.

         The acquisition of LTD by the Company involved an immediate transfer to the Company of approximately $46,000 in cash, and of all of Messrs. Friedland's, and Bregman's beneficial interest in all of the 996 shares of the Ordinary Shares, B$1.00 par value per share, registered in their names, representing 99.6% of all of the outstanding Ordinary Shares of LTD. Messrs. Friedland and Bregman agreed to make a contribution to the capital of LTD of approximately $86,000 by forgiveness of indebtedness of LTD to them. Messrs. Friedland and Bregman also agreed that payment to them for their shares in LTD would be made from refund of the security deposit by the landlord of the property, which security deposit was originally paid by Messrs. Friedland and Bregman.

         The Company has not taken any action since August 1988 to seek to cause the Bahamian Government to approve the formal transfer of the 996 Ordinary Shares of LTD to the Company. Messrs. Friedland and Bregman have agreed, by virtue of their execution and delivery of the 996 Ordinary Declaration of Trust, that they shall, without remuneration, hold their shares "in trust" for the Company, delineated in such Declaration of Trust as the owner of the beneficial interest in such shares, and will vote all such shares and transfer the record ownership thereof as directed by the Company. The Bahamian Government has not acted to permit the transfer of the shares to the Company.

         Management of the Company does not believe that it will be adversely effected by such lack of formal approval and believes it can operate indefinitely under its present arrangement. Messrs. Friedland and Bregman continue to hold the Company's shares of LTD as trustees for the Company and no royalties or other payments are or shall become due to LTD under this arrangement.

         By letter dated February 13, 1996, LTD was notified that the National Economic Council of the Bahamas had refused LTD's request for a Free Sales Certificate for RETICULOSE. As a result of this refusal, the Company has commenced discussions with the Bahamian governmental authorities for the purpose of obtaining a Free Sales Certificate, of which there can be no assurance. If the Company does not obtain a Free Sales Certificate, it is possible that the Company will not be able to meet registration requirements in other British Commonwealth and Southeast Asian countries, since such countries require that a pharmaceutical product be at least registered and certified for free sale in the country in which it is manufactured.

         Although a number of applications for United States patents have been filed on behalf of the Company and others are contemplated to be filed, there can be no assurance that other companies, having greater economic resources, will not be successful in developing a similar product using processes similar to those of the Company. There can be no assurance that the Company will obtain such a patent or, if obtained, that it will be enforceable.

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

         The Company received from the Port Authority a copy of a grant of authority, issued on October 15, 1992, confirming the right of LTD to carry on the manufacture and export sale of ethical pharmaceutical products.

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

         Management of the Company believed that there was sufficient data available on RETICULOSE to file an IND with the FDA to investigate the possible effects of the drug for the treatment of patients with AIDS as well as other interferon related viruses. This belief was based upon the belief of management of the Company that RETICULOSE was distributed in the United States and used regionally from the late 1940's through the 1960's, and upon recent studies. See "-BACKGROUND OF RETICULOSE."

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

"Chemistry

"1.      Please provide the supplier, biological source and method of preparation for. ... either directly or by cross-reference to the appropriate Drug Master Files(s). Also, please submit a certificate of analysis and acceptance specifications for each of these substances as well as for the inactive ingredients.

"2       Please revise the manufacturing process to use one of the
         USP-recommended waters. ...

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

"Microbiology

"10. Please perform IN VITRO studies to determine what effect, if any, [RETICULOSE] has on HIV replication in models of both acute and chronic (i.e., low persistent) infections. Studies have indicated that agents which modulate macrophage and T-cell functions such as IL-2 and TNF-(proportional), may modulate viral expression and/or release of HIV from infected cells. The potential for drug-associated up-regulation of virus production is an important consideration in the analysis of risk/benefit. At a minimum, activation potential should be evaluated in the following human cell types:

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

         This statement suggests that there is confusion around the objective of this study and how a sample size can be estimated based on the desired objective.

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

         No assurances can be given that the Company's IND will ever be approved by the FDA or that results of any testing will demonstrate that RETICULOSE is safe or effective in the treatment of disease. The Company has not formally responded to the July 1992 Deficiency Letter or the 1995 deficiency letter, nor have any of the studies cited in those letters been undertaken. The Company currently contemplates that it may file with the FDA an amendment to the IND or seek to reactivate the IND. There can be no assurances as to the costs or the timing of the refiling of the IND or whether the Company has the resources to complete the FDA approval process. The Company may allocate certain funds from the exercise of options (collectively, the "Options") to purchase shares of the Company's capital stock for the purpose of filing a new IND with the FDA. No assurance can be given, however, that any Options will be exercised, that a new IND will be accepted by the FDA or that any tests previously conducted or to be conducted will satisfy FDA requirements.

TESTING AGREEMENTS

         For the period from inception (2/20/84) through December 31, 1997 the Company expended approximately $1,900,000 on testing and research and development activities.

Testing in the United States

         On September 20, 1984, the IND was submitted for a Phase I type study to determine if there was any pharmacological activity in humans against HIV. See "-THE INVESTIGATIONAL NEW DRUG APPLICATION PROCESS." In response to the FDA deficiency letters in 1984 and 1987 regarding the IND, the Company undertook the Wisconsin Study, a series of protein tests for product control and protein fragment identification which were conducted by the University of Wisconsin's Biotechnology Center. See "-BACKGROUND OF RETICULOSE." Prior to the completion phase of the Hirschman Study, the rationale for trial of RETICULOSE in humans was based upon IN VITRO studies which the Company believed had demonstrated at least partial activity against HIV. In October 1989 and December 1989, respectively, Southern Research Institute, Birmingham, Alabama and Vironc Laboratories, North Miami Beach, Florida conducted IN VITRO screenings of RETICULOSE against the HIV virus in two separately conducted independent laboratory screenings. In these screenings, RETICULOSE was shown to be either partially or significantly active against HIV at specific dilutions and was non-cytotoxic. In addition, a historical search is being conducted and the time line is being developed to connect the current RETICULOSE product and its manufacturer with the original product and its manufacturer. This search is being documented for eventual submission to the FDA to further substantiate the identity of the current product which is the subject of the IND. In October 1989, International Diagnostics Ltd. Inc., Dania, Florida, an independent testing laboratory, undertook standard mouse toxicity assays to demonstrate toxicity of RETICULOSE. Results indicated no apparent signs of toxicity in RETICULOSE treated animals at specific doses. Management of the Company originally believed that due to the early safety record and published reports of human use that the FDA would permit the initial Phase I trials in humans after approximately six months. If sufficient funds are available from the exercise of Options or other sources, the Company will consider taking the requisite scientific steps to satisfy the FDA that the formulation of RETICULOSE is identical to the formulation reported in the prior anecdotal history and studies. The time and costs required for IND approval as a result of the FDA not accepting the prior history of the drug is currently not known to the Company but could be considerable. Certain of the foregoing studies, excluding the HPV Clinical Trial, the Hirschman Study and the Barbados Study, were submitted to the FDA as part of the March 1992 FDA Submission, but were not deemed sufficient by the FDA.

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

         In accordance with the TRM Agreement, Matthew Cohen prepared a paper which describes the methods and results of the Haiti Tests (the "Results Paper"). On January 3, 1992, TRM delivered to the Company the Results Paper. The Results Paper was published in the Journal of the Royal Society of Health, December 1992 issue (the "Journal"). Matthew Cohen is not affiliated with or related to Leonard Cohen, who acted as a consultant to the Company.

         The Results Paper states, among other things, that the Haiti Tests resulted in certain positive clinical and laboratory effects regarding the use of RETICULOSE against the Hepatitis "A" virus and Hepatitis "B" virus, especially against Hepatitis "B." The Company believes, however, that the Haiti Tests may have been limited in terms of their methodology and results. The Company is considering such factors relative to future testing.

         In accordance with the terms of the TRM Agreement, the Company has authorized the issuance to the shareholders and certain associated persons of TRM (1) an aggregate amount of 10,000,000 shares (the "TRM Shares") of the Company's common stock, par value $.00001 per share (the "Common Stock"); and
(2) an option to acquire, at any time, for a period of five years from the date of issuance of the option, 10,000,000 shares of the Company's Common Stock at a purchase price of $.05 and $.08 per share (the "TRM Options"). As of December 31, 1997, 10,000,000 shares of Common Stock were issued pursuant to the exercise of the TRM Options for an aggregate exercise price of $600,000 by David Sass, as an assignee of Troy Posner, Richard Waldman, and Matthew Cohen.

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

         The Transcript, a copy of which has been filed with the Company's Report on Form 8-K with the Commission on August 14, 1992, provides, among other things, statements from Dr. Joaquin Perez-Mendez, the Director of the Program for Control of Sexually Transmitted Diseases (Procets) a governmental organization in the Dominican Republic, who participated in the administration of the Demonstration, Dr. Charles Dunlop, the Surgeon General of the Dominican Republic, Dr. Norman de Castro and Dr. Rafael Alcantara, who is associated with the Center for Sexually Transmitted Diseases in the Dominican Republic (collectively, the "Doctors").

         In the Transcript, the the Doctors generally expressed their optimism and hopefulness regarding RETICULOSE and they encouraged further testing of the efficacy of RETICULOSE against AIDS and efforts to register RETICULOSE. As of the date hereof, the Company has not independently verified or otherwise substantiated the accuracy or completeness of the Transcript or the Press Articles. The Demonstration conducted by Plata was not a double-blind study. However, as of the date of this Prospectus, no registration certificate has been granted by the Dominican Republic, and there can be no assurance that such certificate will be issued. Further, the Company is currently not pursuing the registration certificate in the Dominican Republic.

         The Company has also been made aware that certain newspaper articles appeared in Spanish language newspapers (published in the Dominican Republic) regarding the Press Conference (the "Press Articles") and interviews with Drs. Perez-Mendez and Alcantara, which reported that the preliminary results of the Demonstration were "very encouraging" and that the "laboratory results subsequent to the treatment, reveal a more than 50 percent reconversion of the cell immunological system in almost all of the patients being maintained with relatively little favorable change in the only patient who did not complete the treatment." According to certain of the Press Articles, certain of the doctors attending the Demonstration stated: "Although it [(the Demonstration)] does not have the representativeness which a study of this caliber requires, precisely due to the small number of patients involved in the same, and above all due to the fact that it did not rely on a control group which permits us to make some significant comparisons, basically it is a good job of research and the results [are] clearly excellent."

         The Company received from Plata certain written information, certain copies of which are incorporated by reference into the Company's Reports on Form 8-K delivered for filing to the Commission on July 10, and July 23, 1992 (the "Plata Statement"). The Plata Statement reports, among other things, certain positive preliminary results of the Demonstration (the "Results"), including the fact that all patients showed weight gain, as well as resolution of malaise, joint pain, and diarrhea and that those patients initially presented with herpetic lesions showed clearing and well healed vesicles, there was a decrease in lymphotenopathy in the majority of patients, and their oral thrush was greatly improved.

         In August 1992, the Company received from Lionel Resnick, M.D., F.A.A.D., F.A.C.P., Chief, Retrovirology Laboratories, Departments of Dermatology and Pathology, Mount Sinai Medical Center of Greater Miami, in Miami, Florida, written correspondence relating to the Demonstration generally stating that, based upon his review of the results of the Demonstration, a "dramatic" clinical improvement was documented over the forty-five day period of the study and there were significant changes in laboratory surrogate markers consistent with beneficial drug effects, although he noted that enthusiasm regarding the Demonstration should be tempered by the lack of a homogeneous study population and defined clinical endpoints.

         In October 1992, the Company received from Anthony J. Mangia, M.D., certified by Plata to be an expert in the area of AIDS research, further written correspondence relating to the Demonstration (the "Mangia Correspondence"). As an independent observer, Dr. Mangia visited the Demonstration site, reviewed scientific data regarding the IN VITRO activity of RETICULOSE against various viruses, interviewed the study physicians, examined some of the patients, and reviewed the written results of the Demonstration. The Mangia Correspondence basically stated that RETICULOSE may be an effective alternative treatment for AIDS patients, based on a review of the data provided, that the results of the Demonstration appear to indicate that RETICULOSE is tolerated well, with no significant adverse reactions. The Mangia Correspondence also indicated that the patients Dr. Mangia examined had experienced an improvement in symptoms and a sense of well being by the time the Demonstration had concluded.

         The Mangia Correspondence does, however, contain several criticisms of the Demonstration, including, among other things, the brevity of the Demonstration, the lack of stratification according to CD 4 count, the small number of subjects, the inclusion of nutritional supplements along with the RETICULOSE, and the lack of pre- and post-treatment weights and performance status evaluation of the subjects. The Mangia Correspondence concluded that the results of the Demonstration appear to indicate that further studies in animals and humans appear to be warranted, and suggested that such further studies need to be better controlled and performed on a larger scale with more sophisticated methods than the Demonstration.

         The Company received from Plata a copy of a report dated September 30, 1992, from Angelo A. Chinnici, M.D. regarding the Demonstration (the "Chinnici Report"), with respect to the hypothesis, objectives, methodology, clinical tracking and procedures involved in the Demonstration. Among other things, the Chinnici Report noted that the majority of the subjects involved experienced a dramatic clinical improvement, such as reduction in oral thrush, reduction in herpetic lesions, and improvement in certain dermatological conditions such as seborrheic dermatitis and eczema. The most dramatic change was observed in the number of CD 4 and CD 8 lymphocytes, as well as in the CD 4 and CD 8 ratio, where nine of the ten patients experienced an increase in the CD 4 cells. The Chinnici Report further noted that the administration of RETICULOSE, among other things, produced no adverse side affects, significant anemia, nor any decrease in the subjects' white blood cell count, may cause a halt to viral replication and may produce endogenous interferon, which improves a patient's condition. However, The Chinnici Report also indicated, among other things, that the Demonstration was limited in that the subjects were treated for a short period of time and there was no control group. The Company has not independently verified any of the statements contained in either the Mangia Correspondence or the Chinnici Correspondence.

         Pursuant to the Plata Agreement, the Company authorized the issuance to Plata of 5,000,000 shares of Common Stock and options to purchase an additional 5,000,000 shares at $.08 per share through July 9, 1994 (the "Plata Options") and 5,000,000 shares at $.10 per share through July 9, 1994 (the "Additional Plata Options"). Pursuant to several amendments, the Plata Options and the Additional Plata Options are exercisable through April 30, 1998 at an exercise price of $.12 and $.14, respectively. As of December 31, 1997, there are outstanding Plata Options to acquire 813,000 shares at $.12 per share and Additional Plata Options to acquire 858,100 shares at an exercise price of $.14 per share. Through December 31, 1997, the Company has received approximately $670,000 pursuant to the issuance of approximately 7.7 million shares in connection with the exercise of the Plata Options and the Additional Plata Options.

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

         Pursuant to the 1996 Argentina Agreement, the Company paid approximately $34,000 to DCT to cover out of pocket expenses associated with the HPV Clinical Trial. The 1996 Argentina Agreement further provides that, at the conclusion of the HPV Clinical Trial, DCT shall cause Dr. Flichman to prepare and deliver a written report to the Company regarding the methodology and results of the HPV Clinical Trial (the "HPV Written Report"). On April 22, 1996, the Company was informed by DCT that the HPV Clinical Trial had commenced on April 15, 1996. In September 1996, the Company received from Dr. Flichman the HPV Written Report. The HPV Written Report stated that, when RETICULOSE was applied topically to 20 patients (six males and 14 females) diagnosed to be infected with HPV, two of the 20 patients had total remissions and eight of the 20 patients experienced clinical improvement ranging from a reduction in color intensity, size and texture. Further, the HPV Written Report provides that no adverse side effects were observed in any of the 20 patients and only one patient experienced redness of the skin that disappeared spontaneously within 24 hours. Upon delivery of the HPV Written Report to the Company, the Company delivered to the principals of DCT Common Stock purchase options (the "DCT Options") to acquire 2,000,000 shares of the Common Stock for a period of one year from the date of the delivery of the HPV Written Report, at an exercise price of $.20 per share. As of December 31, 1997, 473,500 shares of Common Stock were issued pursuant to the exercise of the DCT Options for an aggregate exercise price of $94,700. The HPV Clinical Trial was funded by the Company. See "-EXCLUSIVE DISTRIBUTION AGREEMENTS-Agreement with DCT S.R.L."

         In June 1994, DCT S.R.L. and the Company entered into an exclusive distribution agreement whereby the Company granted to DCT, subject to certain conditions, the exclusive right to market and sell RETICULOSE in Argentina, Bolivia, Paraguay, Uruguay, Brazil, and Chile (the "DCT Exclusive Distribution Agreement").

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

         In connection with the HIV-HPV Agreement, the Company has advanced approximately $410,000, which is accounted for as a research and development expense. The amounts have been used to cover expenses associated with pre-clinical activities and approval for the commencement of the HIV-HPV study.

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

Barbados Study

         The first stage of the Barbados Study, conducted at the Queen Elizabeth Hospital, Bridgetown, Barbados, was completed in late November 1996. In December 1996, the Company received from the coordinators of the Barbados Study, the Written Summary reporting the result of that stage, as set forth under "-BACKGROUND OF RETICULOSE." As of December 31, 1997, the Company has expended approximately $345,000 to cover the costs of the Barbados Study. Based on information received from the coordinators of the Barbados Study, the Company is uncertain as to the costs to be incurred in connection with the Barbados Study and has not been informed as to when results from the Barbados Study will be forthcoming. The Barbados Abstract, which describes the results of the first stage of the Barbados Study, has been accepted for publication by The American Society for Microbiology and will be presented in May 1998 at a conference in Atlanta, Georgia.

National Cancer Institute Study

         In March 1997, the Company entered into a Material Transfer Agreement - Cooperative Research and Development Agreement (the "NCI Agreement") with certain governmental agencies (including the FDA) represented by The National Cancer Institute (collectively, the "Government Agencies"). The purpose of the NCI Agreement is for Dr. Howard Young, Section Chief, Laboratory of Experimental Immunology, Division of Basic Sciences, The National Cancer Institute, "to determine the molecular mechanism by which RETICULOSE may specifically enhance transcription of the [gamma interferon] gene." The Company intends to supply RETICULOSE to the Government Agencies for the purpose of research by the Government Agencies in accordance with a research plan attached to the NCI Agreement, subject to the conditions stated in the NCI Agreement. The NCI Agreement provides for non-disclosure by the Government Agencies and an understanding that the Company and the Government Agencies will enter into licenses to one another on terms to be negotiated in the future, in the event the research produces an invention. Either the Company or the Government Agencies may terminate the NCI Agreement upon 30 days prior written notice to the other. The NCI Agreement states that the Government Agencies "[do] not directly or indirectly endorse any product or service provided, or to be provided, whether directly or indirectly related to either this [agreement] or to any patent or other intellectual property license or agreement which implements this [agreement] by its successors, assignees, or licensees. The [Company] shall not in any way state or imply that this [agreement] is an endorsement of any such product or service by the U.S. Government or any of its organizational units or employees." Pursuant to an agreement dated March 19, 1998, the NCI Agreement has been extended for an additional one year period and provides for the continued study of the basic mechanisms of immune responses, the investigation of anti-tumor activity of RETICULOSE and its effect on rheumatoid arthritis.

Topical Safety Study

         In October 1997, the Company contracted with an unaffiliated third party laboratory to conduct testing to determine the safety of the topical use of RETICULOSE for the treatment of HPV and Herpes (the "Topical Safety Study"). To date the Company has expended approximately $75,000 in connection with the Topical Safety Study.

MARKETING AND SALES

         RETICULOSE is not being sold commercially anywhere in the world. As of the date hereof, the efforts of the Company or any of its representatives have produced no material benefits to the Company regarding the Company's ability to have RETICULOSE sold commercially anywhere in the world. The Company has entered into Exclusive Distribution Agreements with five separate entities whereby the Company has granted exclusive rights to distribute RETICULOSE in the countries of China, Japan, Hong Kong, Macao, Taiwan, Mexico, Channel Islands, Isle of Man, British West Indies, Jamaica, Haiti, Bermuda, Belize, Saudi Arabia, Argentina, Bolivia, Paraguay, Uruguay, Brazil and Chile. Pursuant these agreements, the distributors are obligated to cause RETICULOSE to be approved for commercial sale in such countries and upon such approval, to purchase from the Company certain minimum quantities of RETICULOSE to maintain the exclusive distribution rights. Leonard Cohen, a former consultant to the Company, has informed the Company that he is an affiliate of two of these entities. See "-EXCLUSIVE DISTRIBUTION AGREEMENTS." The marketing plans of the Company for RETICULOSE are still dependent upon registration of RETICULOSE for sale in the various jurisdictions where its distributors are seeking approvals.

         There can be no assurance that the Company or any distributor will ever secure registration of RETICULOSE and the Company to date has received no information that would lead it to believe that it will be positioned to sell RETICULOSE commercially anywhere in the world in the immediate future. To date, the only application for registration of RETICULOSE which has been filed is an application requesting that RETICULOSE be available for sale in Argentina. Notwithstanding the filing of this application, no material progress has been made to secure approval to sell RETICULOSE in Argentina. The Company initially targeted its sales and marketing efforts to those countries where RETICULOSE was previously marketed by its prior owners for a number of years as an anti-viral agent in the treatment of Asian Influenza, Viral Pneumonia, Virus Infectious Hepatitis, Mumps, Encephalitis, Herpes Simplex and Herpes Zoster. Those countries included Singapore, Hong Kong, Malaysia, Taiwan, the Philippines and Malta. Registration of RETICULOSE will be required in such countries as well as in the other countries comprising the distributors' territories before any significant sales may begin. The registration of RETICULOSE for sale in these countries has been frustrated due to the Company's inability to obtain the registration and approval to sell RETICULOSE in the Bahamas, the country of origin, and a general lack of published data on the efficacy of RETICULOSE. Until RETICULOSE is registered and approved for sale in the United States, in another developed country or in the other countries included in the distributors' territories, there can be no assurance that the Company will generate significant sales of RETICULOSE. If at least 25% of the Options are exercised, the Company may file a new IND for RETICULOSE with the FDA. For the years ended December 31, 1997, 1996 and 1995, the Company reported no commercial sales except limited sales for testing purposes ($2,278, $24,111 and $27,328, respectively). RETICULOSE is not legally available for use anywhere in the world, except for testing purposes. See "-TESTING AGREEMENTS."

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

EMPLOYEES

         The Company has 15 full-time employees, including its three executive officers, seven employees involved in research, and five administrative employees. Shalom Z. Hirschman, M.D., President and Chief Executive Officer and a Director of the Company, Bernard Friedland, Chairman of the Board and a Director of the Company, and William Bregman, Secretary-Treasurer and a Director of the Company, each devote all of their business time to the day-to-day business operations of the Company.

         Additionally, the Company may hire, as and when needed, and as available, such sales and technical support staff and consultants for specific projects on a contract basis. See Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

CONSULTING AGREEMENTS

Leonard Cohen

         In September 1992, the Company entered into a consulting agreement with Leonard Cohen (the "September 1992 Cohen Agreement") for a one-year term commencing on that date. Prior to the execution of the September 1992 Cohen Agreement, Mr. Cohen had no relationship with the Company other than as a former holder of the Company's

Class C Warrants which had been redeemed. Mr. Leonard Cohen has no relationship to Matthew Cohen, who was one of the principals of TRM. The September 1992 Cohen Agreement required that Leonard Cohen provide the Company certain consulting services including, among others: (i) the identification of pharmaceutical companies which may have an interest in engaging in joint ventures or other agreements to advance the testing and study of RETICULOSE; (ii) services related to achieving approval of RETICULOSE for commercial sale in the United States and in foreign countries; (iii) the location of investment banking firms and venture capital firms, the purpose of which is to raise capital for the Company through securities offerings and/or debt financing; (iv) the dissemination of public information about the Company to persons who may have an interest in RETICULOSE; and (v) making contacts with persons in the investment and financial communities.

         The September 1992 Cohen Agreement required that Mr. Cohen provide said consulting services to the Company in exchange for the Company's issuing to Mr. Cohen 1,000,000 shares of Common Stock (the "September 1992 Cohen Shares"), 500,000 of which were issuable upon execution of the September 1992 Cohen Agreement and the remaining 500,000 shares of which were issuable upon Mr. Cohen completing 50 hours of consulting service to the Company. The Company issued the first 500,000 shares to Mr. Cohen in October 1992 and the remaining 500,000 shares to Mr. Cohen in February 1993. Further, pursuant to the September 1992 Cohen Agreement, the Company granted to Mr. Cohen the option to acquire, at any time and from time to time through September 10, 1993 (which date has been extended through April 30, 1998), the option to acquire 3,000,000 shares of Common Stock of the Company at an exercise price of $.09 per share (which exercise price has been increased to $.13 per share) (the "September 1992 Cohen Options"). As of December 31, 1997, 1,300,000 of the September 1992 Cohen Options have been exercised for cash consideration of $156,000.

         In February 1993, the Company entered into a second consulting agreement with Mr. Cohen (the "February 1993 Cohen Agreement") for a three year term commencing on March 1, 1993. The February 1993 Cohen Agreement was entered into because the Company believed that it provided incentive to Mr. Cohen to provide greater services to the Company and because Mr. Cohen's hourly obligations under the September 1992 Cohen Agreement had been satisfied during the last quarter of 1992 and the first quarter of 1993. The February 1993 Cohen Agreement provides that Mr. Cohen provide financing business consulting services concerning the operations of the business of the Company and possible strategic transactions in exchange for the Company issuing to Mr. Cohen 3,500,000 shares of Common Stock (the "February 1993 Cohen Shares"), 1,500,000 shares of which Mr. Cohen has informed the Company he has assigned to certain other persons not affiliated with the Company or any of its officers or directors. The February 1993 Cohen Agreement also granted to Mr. Cohen and his designees a one-time piggyback registration right with respect to those shares.

         As a result, in April 1994, in consideration for the additional services provided by Mr. Cohen in connection with the introduction and negotiation of the Exclusive Distribution Agreement with C.U.R.E. Pharmaceutical Corp. ("C.U.R.E."), a Delaware corporation, which agreement was terminated as discussed below and superseded by an agreement with Avix International Pharmaceutical Corp. ("Avix"), the Company issued: (i) to Mr. Cohen, an additional 2,500,000 shares (the "April 1994 Cohen Shares"). The Company has been informed by Avix that Leonard Cohen is a controlling shareholder, director and executive officer of Avix.

         By letter of September 15, 1993, Leonard Cohen requested registration of the shares of Common Stock and shares covered by Common Stock purchase options issued to Mr. Cohen and his designees pursuant to the September 1992 Cohen Agreement and the February 1993 Cohen Agreement. Such additional shares were included in the Company's July 1, 1994 and July 27, 1995 Registration Statements under the Securities Act to permit the public sale of those shares by Mr. Cohen. The issuance of the September 1992 Cohen Shares, the February 1993 Cohen Shares, and the April 1994 Cohen Shares have been accounted for as an administrative expense in the amount of the Company's valuation of such shares as of the issuance date. During the year ended December 31, 1996, Mr. Cohen was issued 300,000 shares in consideration for expenditures incurred by Mr. Cohen in connection with securing for the benefit of the Company and the affiliated distributor, the continued services of Dr. Chinnici. These shares were accounted for as an administrative expense in the amount of the Company's valuation of such shares as of the issuance date.

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

C.U.R.E.

         The Company's Exclusive Distribution Agreements with C.U.R.E. and its affiliate were terminated according to their terms on May 31, 1995 because of C.U.R.E.'s inability to obtain Approvals in a timely manner and its inability to obtain the requisite funding to pursue such Approvals. See "-EXCLUSIVE DISTRIBUTION AGREEMENTS Termination of Agreements with C.U.R.E." To induce C.U.R.E. to enter into the Exclusive Distribution Agreement, in April 1994, the Company issued to each of Elliot Bauer and Lee Rizzuto, 625,000 shares (the "Bauer and Rizzuto Shares") as well as options to acquire an additional 5,000,000 shares each at $.10 per share exercisable through May 1, 1996 (the "Bauer and Rizzuto Options"). The Company has been informed that Messrs. Cohen, Bauer and Rizzuto are principals of C.U.R.E. Through December 31, 1997, 2,855,000 shares were issued pursuant to the exercise of the Bauer and Rizzuto Options for an aggregate exercise price of $285,500. Mr. Rizzuto sold all of his shares and all shares underlying his options. Pursuant to several amendments, the remaining Bauer options are exercisable through April 30, 1998 at an option price of $.11. See "-EXCLUSIVE DISTRIBUTION AGREEMENTS."

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

         In connection with the consulting agreement, the Company issued to Dr. Hirschman 1,000,000 shares of the Company's Common Stock and the option to acquire 5,000,000 shares of the Company's Common Stock for a period of three years as per the vesting schedule as referred to in the agreement, at a purchase price of $.18 per share. In addition and in connection with entering into the consulting agreement with Dr. Hirschman, the Company issued to a person unaffiliated with the Company, 100,000 shares of the Company's Common Stock, and an option to acquire for a period of one year, from June 1, 1995, an additional 500,000 shares at a purchase price of $.18 per share. As of December 31, 1997, 900,000 shares have been issued upon exercise of these options for cash consideration of $162,000 under this Agreement.

         In March 1996, the Company entered into an addendum to the consulting agreement with Dr. Hirschman whereby Dr. Hirschman agreed to provide consulting services to the Company through May 2000 (the "Addendum"). Pursuant to the addendum, Dr. Hirschman agreed to provide additional services to the Company through May 2000. Such additional services include furthering the Company's financial and investment banking efforts, and assisting the Company in joint efforts for the purpose of securing manufacturing and sale approvals for RETICULOSE, as well as efforts to pursue regulatory approvals and fulfill regulatory protocols regarding RETICULOSE. In consideration for the increased term and additional services, especially in assisting the Company in its investment banking efforts, the Company granted to Dr. Hirschman and his designees options to purchase an aggregate of 15,000,000 shares of the Company's Common Stock for a three year period pursuant to the following schedule: (i) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1996 and ending March 23, 1999 at an exercise price of $.19 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; (ii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1997 and ending March 23, 1999 at an exercise price of $.27 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; and (iii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1998 and ending March 23, 1999 at an exercise price of $.36 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman. In addition, the Company has agreed to cause the shares underlying these options to be registered so long as there is no cost to the Company. As of December 31, 1997, 500,000 shares of Common Stock were issued pursuant to the exercise of stock options by Richard Rubin. Mr. Rubin has, from time to time in the past, advised the Company on matters unrelated to his consultation with Dr. Hirschman.

         In November 1997, Dr. Hirschman assigned to Henry Kamioner, a consultant to Dr. Hirschman, options to acquire 1,500,000 shares (500,000 at $.19, 500,000 at $.27 and 500,000 at $.36).

         In October 1996, the Consulting Agreement with Dr. Hirschman was terminated and an Employment Agreement with Dr. Hirschman became effective. See "Item 10 - Executive Compensation - Employment Contracts, Termination of Employment And Change-in-control Arrangements."

         On February 18, 1998, the Board of Directors authorized a $100,000 bonus and granted options to acquire 23,000,000 shares of Common Stock at $.27 per option share provided that the Company is granted FDA approval for testing RETICULOSE in the United States.

Malcolm Santer

         In exchange for the services provided by Malcolm Santer, the Company's plant manager at the manufacturing facility in Freeport, Bahamas, the Company issued to Mr. Santer 50,000 shares of Common Stock valued at $.41 per share in February 1997, and 100,000 shares of Common Stock valued at $.24 cents per share in September 1997.

EXCLUSIVE DISTRIBUTION AGREEMENTS

Agreement with DCT S.R.L.

         Under an Exclusive Distribution Agreement, dated in June 1994, superseded by another agreement, dated April 1, 1996, between the Company and DCT, the Company granted to DCT subject to certain conditions precedent, the exclusive right to market and sell RETICULOSE within the territories of Argentina, Bolivia, Paraguay, Uruguay, Brazil and Chile (the "DCT Agreement"). The term of the DCT Agreement was for a three-year period with additional three-year renewal terms from the date DCT obtained all approvals, licenses, permits and registrations (the "Approval") to import and distribute RETICULOSE in Argentina, subject to DCT's right to extend the DCT Agreement so long as DCT was diligently pursuing the Approval and meeting certain annual minimum purchase requirements as set forth in the DCT Agreement, in the event the Approval for Argentina was obtained. DCT was granted an option to purchase for a period of one year from the date of Approval, 2,000,000 shares at a purchase price of $.20 per Share (the "DCT Option"). The Approval has not been obtained to date. The Company has not terminated the DCT Agreement because the Company has not identified another source it believes will be more successful in obtaining Approval.

         As a result of the 1996 Argentina Agreement, discussed under "-TESTING AGREEMENTS-Argentina Agreements" and the Health Ministry's approval for and the commencement of the test of RETICULOSE on the Human Papilloma Virus (HPV) on HIV patients, the Company agreed that the DCT Option vested.

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

Agreements with AVIX and Unistone

         As the result of the termination of agreements with C.U.R.E. and C.U.R.E. C/A Ltd., the Company entered into an agreement, dated as of June 2, 1995, with AVIX International Pharmaceutical Corp., a New York corporation ("AVIX"), pursuant to which AVIX has been granted the exclusive import and distribution rights during a period of five years from the date that AVIX obtains Approval for any of the countries formerly within the C.U.R.E. Territory (the "AVIX Far East Agreement"), and a separate Exclusive Distribution Agreement with AVIX with respect to Mexico, which rights previously belonged to C.U.R.E. C/A Ltd. AVIX has informed the Company that it has commenced negotiations with parties in Mexico and China for the purpose of seeking initial authorization for testing RETICULOSE, following which Approval for those countries shall be sought. The Company has been informed by AVIX that certain of the principals of AVIX (including Leonard Cohen who is an officer and shareholder thereof) were formerly principals of C.U.R.E. The terms of the agreement with AVIX are substantially similar to the agreements with C.U.R.E. and C.U.R.E. C/A Ltd. except that the territory in the AVIX Agreement does not include Thailand, Malaysia and Singapore but does include Macao. The Approval has not been obtained to date.

         On December 28, 1995, the Company entered into a separate agreement with AVIX and Beijing Unistone Pharmaceutical Co., Ltd. ("Unistone"), a company organized under the laws of the People's Republic of China, with headquarters in Beijing, China (the "Unistone-AVIX Agreement"). In connection with the Unistone-AVIX Agreement, the Company and AVIX agreed to utilize the services of Unistone for the purposes of securing approval to test RETICULOSE in China, with the intent of gaining Approval for China. Under the Unistone-AVIX Agreement, during a period of three years commencing on the date of Approval for China, Unistone shall be the exclusive distributor and have a limited trademark license for RETICULOSE in China. Unistone is obligated to purchase not more than 100,000 doses of 0.5 ml each in bulk form or 20,000 ampules of 0.5 ml doses for purposes of seeking Approval for China, at least 1,000,000 doses by the first anniversary of Approval for China, at least 3,000,000 doses during the next 12-month period, and at least 10,000,000 doses during each subsequent 12-month period, all at a purchase price of U.S. $1.00 per 0.5 ml dose shipped in bulk, or U.S. $1.26 per dose if ordered in prepackaged, four-dose 2 ml ampules. This purchase price is to be reduced by an aggregate of $100,000 on account of a fee to Unistone for trials and testing of RETICULOSE for Approval for China. If these annual minimum purchase requirements are satisfied, the period of the agreement is automatically extended through the eighth anniversary of the date of Approval. There are no minimum purchase requirements to be met by AVIX under the AVIX-Unistone Agreement. In addition, AVIX is obligated to pay Unistone $50,000 for its services in seeking Approval for China. As of December 31, 1997, the Company had given Unistone, for testing purposes, 1,600 ampules of RETICULOSE without charge. Unistone has not fulfilled its obligation under the agreement to obtain Approval before April 1996. The Company has not terminated the AVIX-Unistone Agreement because the Company has not identified another source it believes will be more successful in obtaining Approval.

         Under a separate agreement between the Company and AVIX, AVIX shall receive a royalty equal to 12.5% of the total sales of RETICULOSE in China, Japan, Taiwan, Hong Kong and Macao so long as the Company owns any right to RETICULOSE. AVIX also is entitled to certain payments by the Company in the event that the Company sells manufacturing rights for RETICULOSE.

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

         The period of time during which AVIX must obtain Approval for any of the countries in its territory under the AVIX Far East Agreement was extended to June 1, 1997, subject to AVIX continuing to pay $8,000 per month to the Company. The Company has not received the $8,000 monthly payment since November, 1996; the Company has received a total of $40,000 in payments from AVIX. Pursuant to recent discussions with AVIX regarding the AVIX Far East Agreement, the Company and AVIX have agreed that, in lieu of the $8,000 monthly payment discussed above, AVIX will fund studies assessing the efficacy of RETICULOSE that may be performed in Mexico. If AVIX is complying with the AVIX Far East Agreement, including certain annual minimum purchase requirements after Approval is obtained (see below) of which there can be no assurance, the term is automatically extended for five additional five year terms. The agreements with AVIX further provide that the results of all studies, research data, documentation and research publications regarding RETICULOSE in which AVIX has an interest are owned by the Company.

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

Agreement with Commonwealth

         Under an Exclusive Distribution Agreement, dated October 24, 1994, as supplemented on November 2, 1995 (collectively, the "Commonwealth Agreement") with Commonwealth, the Company has granted to Commonwealth Pharmaceuticals ("Commonwealth"), subject to certain conditions precedent, the exclusive right to market and sell the Company's pharmaceutical drug RETICULOSE within the territories of the Channel Islands, The Isle of Man, the British West Indies, Jamaica, Haiti, Bermuda and Belize (collectively, the "Commonwealth Territories"), and the right (not exclusive) to import, warehouse, market, sell and distribute RETICULOSE within the territory of Saudi Arabia. The term of the Commonwealth Agreement as to the Commonwealth Territories is for successive three year periods (each extension period being with the prior mutual consent of the parties) from the date Commonwealth obtains Approval for any one of the Commonwealth Territories. The Approval has not been obtained to date.

         Pursuant to the Commonwealth Agreement, Commonwealth purchased from the Company 1,500 ampules of RETICULOSE at a purchase price of $12.00 per ampule (2 milliliters per ampules) and delivered to the Company $5,000 as a signing payment (for a total payment of $23,000). Commonwealth has advised the Company that to date it has sold approximately $1,200 worth of RETICULOSE in the Commonwealth Territories. Further, pursuant to the Commonwealth Agreement, in the event Approval for any of the Commonwealth Territories is obtained, Commonwealth is obligated to purchase from the Company (i) $225,000 worth of RETICULOSE within one year from the date of Approval for any of the Commonwealth Territories; (ii) $642,000 worth of RETICULOSE during the second year from the date of Approval for any of the Commonwealth Territories; and (iii) $1,026,000 worth of RETICULOSE during the third year from the date of Approval for any of the Commonwealth Territories. Commonwealth also is obligated to purchase from the Company $225,000 worth, $822,000 worth and $1,914,000 worth of RETICULOSE, respectively, during the first three years from the date of Approval. In addition, pursuant to the Commonwealth Agreement, the Company has granted to Commonwealth the right to acquire 3,000,000 shares of the Common Stock at a purchase price of $.25 per share at any time and from time to time for a period of one year from the date that certain tests are conducted and a paper is published with respect to such test of RETICULOSE. The Company has been informed by Commonwealth that certain of the affiliates of Commonwealth were formally affiliated with Plata.

Agreement with Dormer Laboratories Inc.

         On November 9, 1993, the Company entered into an agreement by which it granted to Dormer Laboratories Inc., a Canadian corporation ("Dormer"), the exclusive rights to import, warehouse, market, sell and distribute RETICULOSE within Canada for a period of five years from the grant of import approval for Canada, provided that Dormer meets certain RETICULOSE purchase minimums. Because Approval for Canada was not obtained by

November 9, 1995, the Company has the right to terminate this agreement on 90 days prior written notice to Dormer. Although Dormer has purchased no RETICULOSE from the Company, the Company has not exercised its right to terminate the agreement, because it has not identified another source it believes will be more successful in obtaining approval.

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

Ampule A hermetically sealed container, usually made of glass, containing a sterile medicinal solution, or powder to be made up in solution, to be used for subcutaneous, intramuscular or intravenous injection.

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

RETICULOSE          An anti-viral peptide-nucleic acid complex preparation,
                    developed by Vincent M. LaPenta, M.D. specifically to stimulate the reticulo-endothelial system. (Sources: E.
                    Podolsky, M.D., "The Reticulo-Endothelial System and Its
                    Activation by Non-Specific Protein Therapy," THE JOURNAL OF
                    MEDICINE, October 1938; PHYSICIANS' DESK REFERENCE TO
                    PHARMACEUTICAL SPECIALISTS AND BIOLOGICALS (Medical
                    Economics, Inc., Oradell, N.J. c 1961))

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

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company leases approximately 6,100 square feet for executive offices, including research laboratory space, at 200 Corporate Boulevard South, Yonkers, New York from an unaffiliated third party (the "Yonkers Lease"). The term of the Yonkers Lease is five years through February 2002 and the Company's annual rental obligation under the Yonkers Lease is approximately $85,500. The Company's telephone number in Yonkers, NY is (914) 376-7383.

         The Company currently maintains corporate offices at 1250 East Hallandale Beach Boulevard, Hallandale, Florida 33009, pursuant to a three year lease agreement, at approximately $14,000 annually. The Company's telephone number is (954) 458-7636. The Bahamian manufacturing facility, which was acquired on December 16, 1987, is located in Freeport, Bahamas and consists of a 29,242 square foot site containing a one-story concrete building of approximately 7,300 square feet and is equipped for all phases of the testing, production, and packaging of RETICULOSE. The Bahamian facility is currently being used to store and produce inventory for testing purposes. In September, 1992, a new roof was placed on the manufacturing facility at a cost to the Company of approximately $15,000. See Item 1. "Description of Business - Exclusive Rights of the Company to RETICULOSE and Production Arrangements."

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not currently a party to any material litigation, nor, to the knowledge of management, is any such litigation currently threatened.

         During 1989, the U.S. Securities and Exchange Commission (the "Comission") conducted an informal inquiry into certain of the Company's prior disclosure documents, including its original prospectus, press releases and annual reports. On December 14, 1989, the Commission, as plaintiff, filed a civil complaint-for permanent injunction and other equitable relief (the "Complaint") in the United States District Court, Southern District of Florida, Miami Division, against the Company, its then President, Bernard Friedland, and its then Secretary-Treasurer, William Bregman. The Complaint, a copy of which is filed as an exhibit to the Company's current report on Form 8-K dated December 14, 1989 which was filed with the Commission (the "December 1989 Form 8-K"), alleged violations of Sections 5(b)(2) and 17(a) of the Securities Act, Sections l0(b) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rules l0b-5, 12b-20, 15d-1 and 15d-13 promulgated thereunder.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         During the fourth quarter of the fiscal year ended December 31, 1997, no matters were submitted to a vote of security holders of the Company.


                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The principal United States market in which the Common Stock is traded is the over-the-counter market. The following table shows the range of reported low bid and high bid quotations for the Common Stock for each full quarterly period during the Company's two most recent fiscal years ended December 31, 1996 and 1997, and for the portion of the quarter ended March 20, 1998, as reported on the National Association of Securities Dealers, Inc.'s OTC Bulletin Board (the "Bulletin Board"). The high and low bid prices for the periods indicated reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                         LOW BID(PER SHARE)         HIGH BID(PER SHARE)
                                                         ------------------         -------------------

1996
     First Quarter..............................................$0.15                      $0.19
     Second Quarter..............................................0.35                       0.8125
     Third Quarter...............................................0.44                       0.75
     Fourth Quarter..............................................0.26                       0.62
1997
     First Quarter ..............................................0.26                       0.47
     Second Quarter..............................................0.16                       0.31
     Third Quarter...............................................0.15                       0.33
     Fourth Quarter..............................................0.175                      0.345
1998
     January 1, 1998 through March 20, 1998......................0.18                       0.425


         The approximate number of holders of record of the Common Stock as of March 20, 1998 is 2,726 inclusive of those brokerage firms and/or clearing houses holding shares of Common Stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

         The Company has not declared or paid any dividends on its shares of Common Stock.

         For a description of (i) the Company's sale on February 21, 1997 of the Company's ten-year 7% Convertible Debenture due February 28, 2007 (the "February Debenture") and (ii) the Company's sale in October 1997 of the Company's ten-year 7% Convertible Debenture due August 30, 2007 (the "October Debenture"), and in connection with each transaction, the Company's issuance of warrants to purchase shares of the Common Stock, see Item 6. "Management's Discussion and Analysis or Plan of Operation - Capital Resources."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND THE FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

         During the year ended December 31, 1997, the Company incurred a loss of $4,141,729 ($.00 per share) compared to $1,154,740 ($.00 per share) in 1996. The
Company's increased losses for the year ended December 31, 1997 as compared with the year ended December 31, 1996 were attributable primarily to the employment of Shalom Z. Hirschman, M.D. as President and Chief Executive Officer of the Company ($325,000 for 1997 vs $68,750 for 1996), interest charges as a result of the beneficial conversion feature associated with the February Debenture and the October Debenture ($1,626,368 for 1997 vs $0 for 1996), increased research and development expense ($817,603 for 1997 vs $255,600 for 1996), opening and maintenance costs of the Company's Yonkers, NY office ($57,000 for 1997 vs $0 for 1996), and the implementation of Statement of Financial Accounting Standards Board (SFAS) No. 123, "Accounting for Stock-Based Compensation," which accounted for Options granted and recorded as compensation expense ($399,322 for 1997 vs $287,341 for 1996). Administrative expenses and the lack of sales revenues also contributed to the Company's losses.

         There were $2,278 in sales revenues in 1997 compared to $24,111 in sales revenues for 1996. All sales revenues resulted from distributors purchasing RETICULOSE for testing purposes. Interest income was $111,845 in 1997 and $46,796 in 1996. In 1997, the Company collected $0 for the sale of territorial rights compared to $32,000 in 1996.

         Although there can be no assurance, the Company believes that it will generate sales revenue at least with respect to testing of RETICULOSE pursuant to its agreements with exclusive distributors from initial testing in their respective territories. However, there will be no likelihood of significant sales of RETICULOSE unless and until requisite approvals are obtained in such territories.

LIQUIDITY

         As of December 31, 1997, the Company had current liquid assets of $3,220,961 compared to $1,476,047 at December 31, 1996. The Company had total assets of $4,189,842 and $1,716,800 at December 31, 1997 and 1996, respectively. The increase in liquid assets and total assets was primarily attributable to the proceeds from the October Debenture.

         For 1997, the Company (i) had amortization of deferred compensation cost of approximately $400,000 with respect to stock options granted, pursuant to SFAS 123, (ii) amortization of deferred interest on beneficial conversion features of approximately $1.6 million, (iii) purchased investments of approximately $3.7 million, (iv) obtained approximately $2 million in proceeds from the sale of investments, (v) obtained approximately $4 million in proceeds from the sale of the debentures, and (vi) obtained approximately $267,000 from the exercise of Options.

         During 1997, the Company expended approximately $300,000 for leasehold improvements and furniture and equipment at the Company's Yonkers, New York office.

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

         The Company presently intends to prepare and file new Investigational New Drug Applications with the FDA (the "New IND"). In addition, the Company is currently pursuing the ongoing Barbados Study and the NCI Study (the "Ongoing Studies") both of which studies are contemplated to produce data which may be usable by Company in connection with the New IND. Because the Company is only at the preliminary stages of its efforts with regard to the New IND, it is impossible to determine whether the data from the Ongoing Studies will be able to be used by the Company in connection with the New IND or if the New IND will ever be approved by the FDA.

         The Report of the independent certified public accountants of the Company on the Company's Consolidated Financial Statements included in this Report includes an explanatory paragraph in Note 2 to the Consolidated Financial Statements stating that the Company's ability to continue operations is dependent upon its continued sale of its securities for funds to meet its cash requirements, WHICH FACTORS RAISE SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN. Further, the accountant's report does not include any adjustment that might result from the outcome of this uncertainty. The Company has no immediate plan to issue any securities.

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

         On February 21, 1997, in order to finance research and development, the Company sold $1,000,000 principal amount of its ten-year 7% Convertible Debenture (the "February Debenture") due February 28, 2007, to RBB Bank Aktiengesellschaft ("RBB") in an offshore transaction pursuant to Regulation S under the Act. Pursuant to the terms of the February Debenture, on April 22, 1997, June 6, 1997, July 3, 1997 and August 20, 1997, RBB exercised its right to convert $330,000, $134,000, $270,000 and $266,000 of the principal amount into 1,648,352, 894,526, 2,323,580 and 1,809,524 shares of the Common Stock. As of
August 20, 1997 the February Debenture was fully converted.

         In connection with the issuance of the February Debenture, the Company issued to RBB three warrants (the "February Warrants") to purchase Common Stock, each such February Warrant entitling the holder to purchase, from February 21, 1997 through February 28, 2007, 178,378 shares of the Common Stock. The exercise prices of the three February Warrants are $0.288, $0.576 and $0.864 per warrant share, respectively. Each February Warrant provides that the holder may elect to receive a reduced number of shares of Common Stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that February Warrant as the excess of the market value of shares of Common Stock over the warrant exercise price bears to that market value. Each February Warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares as more particularly set forth therein.

         Based on the terms for conversion associated with the February Debenture, there is an intrinsic value associated with the beneficial conversion feature of $413,793. This amount has been fully amortized to interest expense with a corresponding credit to additional paid-in-capital.

         Under an agreement approved by the Board of Directors of the Company in December 1996, the Company retained Interfi Capital Group, Inc. ("Interfi"), a firm unaffiliated with the Company, to arrange financing for the Company for a fee. In connection with issuance by the Company of the February Debenture, the Company paid to Interfi the sum of $70,000.

         In October 1997, in order to finance further research and development, the Company sold $3,000,000 principal amount of its ten-year 7% Convertible Debenture (the "October Debenture") due August 30, 2007, to RBB in an offshore transaction pursuant to Regulation S under the Act of 1933. Accrued interest under the October Debenture is payable semiannually, computed at the rate of 7% per annum on the unpaid principal balance from the date of the issuance of the October Debenture until the date of interest payment. (After default, interest accrues at 10% per annum.) The October Debenture may be prepaid by the Company before maturity, in whole or in part, without premium or penalty, if the Company gives the holder of the October Debenture notice not less than 30 days before the date fixed for prepayment in that notice (prepayment applied first to pay interest and then to principal then outstanding). The October Debenture is convertible, at the option of the holder, into shares of Common Stock pursuant to the following formula: Upon receipt by the holder of the October Debenture of the Company's notice of prepayment of the October Debenture, in whole or in part, and otherwise in accordance with the schedule stated in the last sentence of this paragraph, the outstanding principal amount of the October Debenture is convertible into such number of shares of Common Stock as shall equal the quotient obtained by dividing (x) the principal amount of the October Debenture by (y) the Applicable Conversion Price; provided, however, that the right to convert outstanding principal of the October Debenture terminates at the close of business on the third calendar day preceding the date fixed for prepayment of the October Debenture in the Company's notice of prepayment, unless the Company defaults in making such prepayment. For this purpose, the term "Applicable Conversion Price" means the lesser of (q) $0.26 and (r) the product obtained by multiplying the Average Closing Price by 0.70; and the "Average Closing Price" with respect to any conversion elected to be made by the holder of the October Debenture shall be the average of the daily closing prices for the five consecutive trading days ended on the trading day immediately preceding the date on which the holder gives the Company a written notice of the holder's election to convert outstanding principal of the October Debenture. The closing price on any trading day shall be (a) if the Common Stock is then listed or quoted on either the National Association of Securities Dealers, Inc.'s OTC Bulletin Board, The Nasdaq SmallCap Market or The Nasdaq National Market, the reported closing bid price for the Common Stock on such day or (b) if the Common Stock is listed on either the American Stock Exchange or New York Stock Exchange, the last reported sales price for the Common Stock on such exchange on such day. The October Debenture is fully convertible, pursuant to notice by the holder, RBB, to the Company.

         The October Debenture is convertible only to the extent of $750,000 from November 26, 1997 through December 26, 1997, is convertible only to the extent of $1,500,000 (less any amounts previously converted) from December 26, 1997 through January 25, 1998 and is convertible only to the extent of $2,250,000 (less any amounts previously converted) from January 25, 1998 through February 24, 1998 and is fully convertible after February 24, 1998. In connection with the issuance by the Company of the October Debenture, the Company paid to Interfi the sum of $210,000. During 1997, RBB exercised its right to convert $120,000 of the principal amount of the October Debenture into 772,201 shares of the Common Stock at a conversion price of $.1554 per share. Subsequent to 1997, RBB exercised its right to convert the principal amount of the October Debenture as follows: (i) $133,000 into 1,106,042 shares of Common Stock at a conversion price of $.1309; (ii) $341,250 into 2,512,887 shares at a conversion price of $.1358; (iii) $750,000 into 5,114,175 shares at a conversion price of $.14665; and (iv) $335,750 into 1,498,884 shares at a conversion price of $.224.

         In connection with the issuance of the October Debenture, the Company issued to RBB three warrants (the "October Warrants") to purchase Common Stock, each such October Warrant entitling the holder to purchase, from the date of grant through August 30, 2007, 600,000 shares of the Common Stock. The exercise prices of the three October Warrants are $0.20, $0.23 and $0.27 per warrant share, respectively. Each October Warrant provides that the holder may elect to receive a reduced number of shares of Common Stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that October Warrant as the excess of the market value of shares of Common Stock over the warrant exercise price bears to that market value. Each October Warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares as more particularly set forth therein.

         Based on the terms for conversion associated with the October Debenture, there is an intrinsic value associated with the beneficial conversion feature of $1,350,000. This amount has been treated as deferred interest expense and recorded as a reduction of the convertible debenture liability with a corresponding credit to additional paid-in-capital. The deferred interest will be amortized to interest expense over the period from October 8, 1997 (date of October Debenture) to February 24, 1998 (date the October Debenture is fully convertible). During 1997, $1,139,049 was amortized to interest expense.

         If the FDA or other approvals are obtained, of which there can be no assurance, funds must to be budgeted by the Company from the exercise of options and warrants, potential grants and/or additional equity, which there is no assurance will be available.

         The Company is currently expending approximately $250,000 per month, which expenses include salaries, rent, professional fees, license fees and taxes, research and development, and travel, principally between the Company's two offices and its Bahamian facility, and anticipates that it can continue operations for at least 11months with its current liquid assets, including the proceeds from the sale of the October Debenture, if no Common Stock purchase options or warrants are exercised. If all of the outstanding options are exercised, the Company will receive net proceeds of approximately $6,660,510. Those proceeds will contribute to general and administrative and working capital and will permit the Company to substantially increase its budget for research and development and clinical trials and testing and to operate at significantly increased levels of operation, assuming RETICULOSE receives approvals and prospects for sales increase to justify such increased levels of operation, of which there can be no assurance. However, there can be no assurance that any additional options will be exercised.

         The recent prevailing market price for shares of Common Stock has been above the exercise prices of certain of the outstanding options. However, there can be no assurance that the recent trading levels will be sustained or that any additional options will be exercised. In the event that less than 25% or none of the outstanding options are exercised, and no other additional financing is obtained by the Company, in order for the Company to achieve the level of operations contemplated by management, management anticipates that it will have to limit intentions to expand operations beyond current levels which involve expenditures of $250,000 per month. In addition, the Company has in the past sought debt financing, licensing agreements, joint ventures and other sources of financing, but no such financing except the October Debenture is in place or identified or currently under discussion. There can be no assurance that any of the Company's distributors will ever obtain regulatory approvals to test or market RETICULOSE in any territory. In the event that financing is not available, in order to continue operations, management anticipates that they will have to defer their salaries. Management does not believe that, at present, debt or equity financing will be readily obtainable on favorable terms unless and until FDA approval for Phase I clinical testing is granted or comparable approval is obtained from another developed or developing country. Because of the uncertainties involved in the process of gaining approval for commercial drug use on humans, no assurance can be given that the Company will be able to sell RETICULOSE. See Item 1. Description of Business - The Investigational New Drug Application Process. For a discussion of the risk of relocation of LTD's manufacturing facility, see "-- Liquidity."

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

         None.


                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The directors and executive officers of the Company, and further information concerning them, are as follows:

         NAME                            POSITIONS
         ----                            ---------
         Shalom Z. Hirschman, M.D.       President and Chief Executive Officer, Director
         Bernard Friedland               Chairman of the Board, Director
         William Bregman                 Secretary-Treasurer, Director
         Louis J. Silver                 Director



         Shalom Z. Hirschman, M.D. (age 62), President, Chief Executive Officer and a Director of the Company since October 1996, was Director of the Division of Infectious Diseases and Professor of Medicine at Mount Sinai School of Medicine, New York, New York, from May 1969 until October 1996.

         Bernard Friedland (age 72), Chairman of the Board of the Company since May 1987, Director of the Company since July 1985 and President and Chief Executive Officer of the Company from September 1985 until October 1996, was employed by Key, Inc. for 29 years, until March 1, 1986, in the Research and Development and Quality Assurance Departments in Pharmaceuticals, Pharmacology, and Canceantimetabolites. Has also has been President, Treasurer and a Director of LTD since August 1984.

         William Bregman (age 76), Director of the Company since July 1985 and Secretary-Treasurer of the Company since September 1985, was Vice President of the Company from September 1985 until May 1987 and Vice President and Secretary of LTD from August 1984 until July 1989, and has been a Director of LTD since August 1984.

         Louis J. Silver (age 69), Director of the Company since May 1992, has been self-employed as a free-lance bookkeeper and auditor since 1985. Mr. Silver previously served as a member of the Board of Directors of the Company during the periods from May 1987 to July 1987.

         Bernard Friedland and William Bregman may be deemed a "parent" and "promoter" of the Company as those terms as defined in the rules and regulations promulgated under the Securities Act of 1933, as amended.

         On June 17, 1997, Robert C. Kolodney, M.D. and William Gedale resigned from the Company's Board of Directors.

         Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

         For the fiscal year ended December 31, 1997, and for the period ended March 20, 1998, no person who was a director, officer or beneficial owner of more than 10% of the Common Stock was subject to Section 16 of the Exchange Act because the Common Stock is and was not registered under Section 12 of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

DIRECTOR AND EXECUTIVE OFFICER COMPENSATION

DIRECTOR COMPENSATION

         The arrangement for director compensation is $150 for each meeting of the Board of Directors of the Company attended, which has not in fact been paid within at least the last three years.

EXECUTIVE OFFICER COMPENSATION

         Other than Dr. Hirschman, no officer or director employed by the Company received salary and bonus exceeding in the aggregate $100,000 in the years ended December 31, 1997, 1996 or 1995. The following Summary Compensation Table sets forth the information concerning compensation for services in all capacities awarded to, earned by or paid to the three executive officers of the Company, all of whom are also directors of the Company. No other person employed by the Company earned in excess of $100,000 during the fiscal years ended December 31, 1997, 1996 and 1995.

                           SUMMARY COMPENSATION TABLE

                                                                                                         LONG TERM
                                                        ANNUAL COMPENSATION                       COMPENSATION AWARDS
                                        -----------------------------------------------      -----------------------------
                                                                                             Securities
                                                                           Other Annual       Underlying      All Other
                                                                           Compensation       Options/       Compensation
Name and Principal Position             Year      Salary($)      Bonus($)      ($)(1)         SARs (#)           ($)
---------------------------             ----      ---------      -------   ------------      -----------     ------------
Shalom Z. Hirschman, M.D.,              1997      325,000        43,000       14,604(3)          0             3,956(4)
President and Chief
Executive Officer of the                1996       68,750(2)                   4,825         15,000,000        4,316
Company since October
1996 and consultant to the
Company from May 24, 1995
until October 1996.



----------------

(1) Other Annual Compensation represents medical insurance premiums paid by the Company for executive officers, except as stated in note (3) below.
(2) Under the Employment Agreement described under "-EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS," Dr. Hirschman's annual salary as President and Chief Executive Officer (among other titles) is $325,000.
(3) Other Annual Compensation for Dr. Hirschman includes $7,404 for medical insurance premiums paid by the Company for him, and $7,200 aggregate incremental cost to the Company of Dr. Hirschman's automobile lease, gas, oil, repairs and maintenance.
(4) The dollar value of insurance premiums paid by, or on behalf of, the Company with respect to term life insurance for the benefit of Dr. Hirschman.

         No stock options were granted during 1997 to the executive officers of the Company. Other than the 16,100,000 shares of Common Stock underlying Dr. Hirschman's options, all of which shares are currently exercisable, the Company currently has outstanding (i) six warrants (the "Warrants"), including the February Warrants, which each entitle the holder to purchase 178,378 shares of Common Stock at exercise prices of $0.288, $0.576 and $0.864 per warrant share, respectively, and the October Warrants, which each entitle the holder to purchase 600,000 shares of Common Stock,$0.20, $0.23 and $0.27 per warrant share, respectively, and (ii) options to acquire 15,734,007 shares of the Common Stock, none of which are beneficially owned by directors, officers or employees of the Company.

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

         The following table sets forth certain summary information concerning exercised and unexercised options to purchase the Company's Common Stock as of December 31, 1997 held by the executive officers named in the "Summary Compensation Table." None of these executives exercised any options during the year ended December 31, 1997.

                         AGGREGATED OPTION EXERCISES IN
                   LAST FISCAL YEAR AND YEAR-END OPTION VALUES

                                                                NUMBER OF SECURITIES
                                                                     UNDERLYING            VALUE OF UNEXERCISED IN-
                                   SHARES                        UNEXERCISED OPTIONS         THE-MONEY OPTIONS AT
                                ACQUIRED ON       VALUE          AT FISCAL YEAR-END            FISCAL YEAR-END
             NAME               EXERCISE (#)   REALIZED(1)    EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
             ----               ------------   -----------    -------------------------   -------------------------
Shalom Z. Hirschman, MD              $0             $0              16,100,000/0              $20,500/$20,500(2)(3)

--------------


(1) The difference between the average of the high and low bid prices per share of the Common Stock as reported by the Bulletin Board on the date of exercise, and the exercise or base price.

(2) The difference between the average of the high and low bid prices per share of the Common Stock as reported by the Bulletin Board on December 31, 1997, $.185, and the exercise or base price.

(3) As of December 31, 1997, Dr. Hirschman held options to purchase 4,100,000 shares of Common Stock at $.18 per share, 4,000,000; shares of Common Stock at $.19 per share; 4,000,000 shares of Common Stock at $.27 per share; and 4,000,000 shares of Common Stock at $.36 per share, all of which are currently exercisable.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as at March 20, 1998, certain information regarding the beneficial ownership of the Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding voting securities; (ii) each of the Company's directors; and (iii) all directors and officers of the Company as a group:

                               BENEFICIAL OWNERSHIP

                                            SHARES OF COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER          BENEFICIALLY OWNED                  PERCENT OWNED
------------------------------------        ----------------------                -------------
Shalom Z. Hirschman, M.D.                       16,100,000 (2)(3)                       5.3%
c/o Advanced Viral Research Corp.
1250 East Hallandale Beach Blvd.
Hallandale, FL 33009

Bernard Friedland                               39,371,730 (3)(4)                      13.7%
c/o Advanced Viral Research Corp.
1250 East Hallandale Beach Blvd.
Hallandale, FL 33009

William Bregman                                 35,595,403 (3)(5)                      12.4%
c/o Advanced Viral Research Corp.
1250 East Hallandale Beach Blvd.
Hallandale, FL 33009

Louis J. Silver                                    501,000                              *
5110 S.W. 127th Place
Miami, FL 33175

All officers & directors (4 persons)            91,568,133 (3)(6)                      30.2%

----------
*    Less than 1%

(1) Assumes no purchases of Common Stock other than by exercise of options outstanding as of March 20, 1998. For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Exchange Act; the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of the Exchange Act. Under the rules of the Commission, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose of or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. Except as otherwise indicated, each Selling Stockholder named in the table has sole voting and dispositive power with respect to such Selling Stockholder's shares. Shares of Common Stock subject to options held by directors and executive officers that are exercisable within 60 days after March 20, 1998 are deemed beneficially owned by such person and outstanding for the purpose of computing such director's or executive officer's percentage beneficial ownership and the percentage beneficial ownership of all directors and executive officers as a group. According to American Stock Transfer & Trust Company, the transfer agent for the Common Stock, 286,796,690 shares of the Common Stock were outstanding as of the close of business on March 20, 1998.
(2) Consists of shares which may be acquired pursuant to Common Stock purchase options exercisable within 60 days after March 20, 1998.
(3) The Hirschman Employment Agreement provides that Messrs. Friedland and Bregman, during the term of Dr. Hirschman's employment under that agreement, shall vote all shares of the Common Stock owned or voted by them in favor of Dr. Hirschman as a director of the Company. That agreement, however, does not restrict or otherwise limit their right to sell their shares to third parties without restriction. The Hirschman Employment Agreement also provides that Dr. Hirschman, during that term, shall take no action which shall preclude Messrs. Friedland and Bregman from being nominees as directors of the Company and that Dr. Hirschman shall vote all shares of the Common Stock owned or voted by him in favor of Messrs. Friedland and Bregman as directors of the Company. See Item 10. Executive Compensation - Employment Contracts, Termination of Employment And Change-in-Control Arrangements.
(4) Includes (i) 1,000,000 shares of the Common Stock owned by Mr. Friedland and Beth Friedland, his daughter, as joint tenants, (ii) 20,000,000 shares of the Common Stock owned by Mr. Friedland and Shirley Friedland, his spouse, as joint tenants, (iii) 15,000 shares of the Common Stock (as to which Mr. Friedland disclaims beneficial ownership) owned by Shirley Friedland, and (iv) 600,000 shares owned by the B&SD Friedland Foundation, a not-for-profit foundation controlled by Mr. Friedland.
(5) Includes 23,151,250 shares of the Common Stock held in a trust for which Mr. Bregman is the sole trustee and sole beneficiary.
(6) Includes shares which may be acquired pursuant to Options held by Dr. Hirschman that are exercisable within 60 days after March 20, 1998.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         For the past three fiscal years, there were no material transactions between the Company and any of its officers or directors which involved $60,000 or more.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of this report

         4.   Financial Statements

              Report of Independent Certified Public Accountants
              Balance Sheet, December 31, 1997
              Statements of Operations for the Years Ended December 31, 1997
                   and 1996 and from Inception (February 20, 1984) to December 31, 1997
              Statements of Stockholders' Equity from Inception
                   (February 20, 1984) to December 31, 1997
              Statements of Cash Flows for the Years Ended December 31, 1997
                   and 1996 and from Inception (February 20, 1984) to December 31, 1997
              Notes to Consolidated Financial Statements

    5.  Exhibits:

     See Exhibits Index. The Exhibits listed in the accompanying Exhibits Index are filed or incorporated by reference as part of this report.

(b) Reports on Form 8-K during and after the fiscal quarter ended December 31, 1997:

    1. Report dated October 24, 1997, including Item 5, regarding the Convertible Debenture to RBB Bank AG dated September 26, 1997. No financial statements were filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 1998                   ADVANCED VIRAL RESEARCH CORP.
                                        (Registrant)



                                       By: /s/ Shalom Z. Hirschman, M.D.
                                           ------------------------------------
                                           Shalom Z. Hirschman, M.D., President
                                           and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 25, 1998                   By: /s/ Shalom Z. Hirschman, M.D.
                                           ------------------------------------
                                           Shalom Z. Hirschman, M.D., President
                                              and Chief Executive Officer
                                              and Director

Date: March 25, 1998                   By: /s/ Bernard Friedland
                                           ------------------------------------
                                            Bernard Friedland, Chairman of the
                                               Board and Director

Date: March 25, 1998                   By: /s/ William Bregman
                                           ------------------------------------
                                           William Bregman, Secretary -
                                              Treasurer, Director, Principal
                                              Financial and Accounting Officer

Date: March 25, 1998                   By: /s/ Louis J. Silver
                                           ------------------------------------
                                           Louis J. Silver, Director

EXHIBIT INDEX

EXHIBIT      DESCRIPTION
-------      -----------
3(a)         Articles of Incorporation of Advanced Viral Research Corp. (2)

3(b)         Bylaws of Advanced Viral Research Corp., as amended (1)

3(c)         Amendment to Articles of Incorporation of Advanced Viral Research Corp. (2)

4(a)         Specimen Certificate of Common Stock. (1)

4(b)         Specimen Warrant Certificate. (1)

4(c)         Warrant Agreement between the Company and American Stock Transfer and Trust Company. (1)

4(d)         Forms of Common Stock Options and Agreements granted by the Company to TRM Management Corp. (5)

4(e)         Form of Common Stock Option and Agreement granted by the Company to Plata Partners Limited
             Partnership. (12)

4(f)         Consulting Agreement, dated September 11, 1992, and Form of Common Stock granted by the Company to Leonard Cohen. (6)

4(g)         Addendum to Agreement granted by the Company to Shalom Z. Hirschman, M.D. dated March 24, 1996. (10)

10(a)        Declaration of Trust by Bernard Friedland and William Bregman in favor of the Company dated
             November 16, 1987. (11)

10(b)        Clinical Trials Agreement, dated September 19, 1990, between Clinique Medical Actuel and the
             Company. (3)

10(c)        Letter, dated March 15, 1991 to the Company from Health Protection Branch. (3)

10(d)        Agreement dated August 20, 1991 between TRM Management Corp. and the Company. (12)(i)

10(e)        Lease dated December 18, 1991 between Bayview Associates, Inc. and the Company. (4)

10(f)        Lease Agreement, dated February 16, 1993 between Stortford Brickell Inc. and the Company. (7)

10(g)        Consulting Agreement dated February 28, 1993 between Leonard Cohen and the Company. (8)

10(h)        Medical Advisor Agreement, dated as of September 14, 1993, between Lionel Resnick, M.D. and the
             Company. (12)(ii)

10(i)        Agreement, dated November 9, 1993, between Dormer Laboratories Inc. and the Company. (11)

10(j)        Exclusive Distribution Agreement, dated April 25, 1994, between C.U.R.E. Pharmaceutical Corp. and the Company. (12)(iii)

10(k)        Exclusive Distribution Agreement, dated as of June 1, 1994, between C.U.R.E. Pharmaceutica Central
             Americas Ltd. and the Company. (12)(iv)

10(l)        Exclusive Distribution Agreement dated as of June 17, 1994 between DCT S.R.L. and the Company, as amended. (12)(v)


10(m)        Contract, dated as of October 25, 1994 between Commonwealth Pharmaceuticals of the Channel Islands and the Company. (12)(vi)

10(n)        Agreement dated May 24, 1995 between the Company and Deborah Silver. (9)

10(o)        Agreement dated May 29, 1995 between the Company and Shalom Z. Hirschman, M.D. (9)

10(p)        Exclusive Distribution Agreement, dated as of June 2, 1995, between AVIX International Pharmaceutical
             Corp. and the Company. (11)

10(q)        Supplement to Exclusive Distribution Agreement, dated November 2, 1995 with Commonwealth
             Pharmaceuticals. (11)

10(r)        Exclusive Distributorship & Limited License Agreement, dated December 28, 1995, between AVIX
             International Pharmaceutical Corp., Beijing Unistone Pharmaceutical Co., Ltd. and the Company. (12)(vii)

10(s)        Modification Agreement, dated December 28, 1995, between AVIX International Pharmaceutical Corp.
             and the Company. (12)(vii)

10(t)        Agreement dated April 1, 1996, between DCT S.R.L. and the Company. (12)(viii)

10(u)        Addendum, dated as of March 24, 1996, to Consulting Agreement between the Company and Shalom Z.
             Hirschman, M.D. (10)

10(v)        Addendum to Agreement, dated July 11, 1996, between AVIX International Pharmaceutical Corp. and the Company. (12)(ix)

10(w)        Employment Agreement, dated October 17, 1996, between the Company and Shalom Z. Hirschman, M.D. (12)(x)

10(x)        Lease, dated February 7, 1997 between Robert Martin Company, LLC and the Company. (11)

10(y)        Copy of Purchase and Sale Agreement, dated February 21, 1997 between the Company and RBB Bank
             AG. (12)(xi)

10(z)        Material Transfer Agreement-Cooperative Research And Development Agreement, dated March 13,
             1997, between National Institute of Health, Food and Drug Administration and the Centers for Disease
             Control and Prevention. (12)(xii)

10(aa)       Copy of Purchase and Sale Agreement, dated September 26, 1997 between the Company and RBB Bank
             AG. (12)(xiii)

10(bb)       Copy of Extension to Materials Transfer Agreement-Cooperative Research and Development Agreement,
             dated March 4, 1998, between National Institute of Health, Food and Drug Administration and the
             Centers for Disease Control and Prevention. (13)

21           Subsidiaries of Registrant - Advance Viral Research Limited, a Bahamian corporation. (12)

27           Financial Data Schedule for the Company as of and for the two years ended December 31, 1997. (13)



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

(7) Documents incorporated by reference herein to certain exhibits to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.
(8) Documents incorporated by reference herein to certain exhibits to the Company's report on Form 10-QSB for the period ended March 31, 1993.
(9) Documents incorporated by reference herein to certain exhibits to the Company's report on Form 10-QSB for the period ended June 30, 1995.
(10) Documents incorporated by reference herein to certain exhibits to the Company's report on Form 10-QSB for the period ended March 31, 1996.
(11) Documents incorporated by reference herein to certain exhibits to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.
(12) Incorporated by reference herein to the Company's Reports on Form 8-K and Exhibits thereto as follows:
         (i)      A report on Form 8-K dated January 3, 1992.
         (ii)     A report on Form 8-K dated September 14, 1993.
         (iii)    A report on Form 8-K dated April 25, 1994.
         (iv)     A report on Form 8-K dated June 3, 1994.
         (v)      A report on Form 8-K dated June 17, 1994.
         (vi)     A report on Form 8-K dated October 25, 1994.
         (vii)    A report on Form 8-K dated December 28, 1995.
         (viii)   A report on Form 8-K dated April 22, 1996.
         (ix)     A report on Form 8-K dated July 12, 1996.
         (x)      A report on Form 8-K dated October 17, 1996.
         (xi)     A report on Form 8-K dated February 21, 1997.
         (xii)    A report on Form 8-K dated March 25, 1997.
         (xiii)   A report on Form 8-K dated October 24, 1997.
(13)     Filed herewith.

                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS
                                -----------------

                                                                                                                    PAGE
                                                                                                                    ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                                   F-1

CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheet, December 31, 1997                                                                            F-2

         Statements of Operations for the Years Ended December 31, 1997 and 1996 and from
                  Inception (February 20, 1984) to December 31, 1997                                                 F-3

         Statements of Stockholders' Equity from Inception (February 20, 1984) to
                  December 31, 1997                                                                                  F-4

         Statements of Cash Flows for the Years Ended December 31, 1997 and 1996 and from
                  Inception (February 20, 1984) to December 31, 1997                                                F-10

         Notes to Consolidated Financial Statements                                                                 F-11



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders and Directors
Advanced Viral Research Corp.
  (A Development Stage Company)
Hallandale, Florida

We have audited the accompanying consolidated balance sheet of Advanced Viral Research Corp. (A Development Stage Company) as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years ended December 31, 1997 and for the period from inception (February 20, 1984) to December 31, 1997. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Viral Research Corp. (A Development Stage Company) as of December 31, 1997 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 and for the period from inception (February 20, 1984) to December 31, 1997 in conformity with generally accepted accounting principles.

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

                              RACHLIN COHEN & HOLTZ

Miami, Florida
February 10, 1998
(except for the last paragraph
of Note 6, as to which the date
is March 19, 1998)

                          ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1997



                                     ASSETS
Current Assets:
   Cash and cash equivalents                                           $    236,059
   Investments                                                            2,984,902
   Inventory                                                                 19,729
   Other current assets                                                      20,240
                                                                       ------------
         Total current assets                                             3,260,930

Property and Equipment                                                      485,661
Other Assets                                                                443,251
                                                                       ------------
         Total assets                                                  $  4,189,842
                                                                       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities                            $    375,606
                                                                       ------------
         Total current liabilities                                          375,606
                                                                       ------------

Convertible Debenture, Net                                                2,384,793
                                                                       ------------

Commitments and Contingencies                                                    --

Stockholders' Equity:
   Common stock; 1,000,000,000 shares of $.00001 par value
      authorized, 277,962,574 shares issued and outstanding                   2,779
   Additional paid-in capital                                            10,512,767
   Subscription receivable                                                  (19,000)
   Deficit accumulated during the development stage                      (8,993,266)
   Deferred compensation cost                                               (73,837)
                                                                       ------------
         Total stockholders' equity                                       1,429,443
                                                                       ------------
         Total liabilities and stockholders' equity                    $  4,189,842
                                                                       ============



                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 Year Ended December 31,                Inception
                                                                                   (February 20, 1984)
                                           ---------------------------------               to
                                                1997                1996            December 31, 1997
                                           -------------       -------------       -------------------

Revenues:
   Sales                                   $       2,278       $      24,111       $     194,319
   Interest                                      111,845              46,796             457,254
   Other income                                    7,800              32,000             119,800
                                           -------------       -------------       -------------
                                                 121,923             102,907             771,373
                                           -------------       -------------       -------------

Costs and Expenses:
   Research and development                      817,603             255,660           1,924,011
   General and administrative                  1,681,436             983,256           5,894,910
   Depreciation and amortization                 138,245              18,731             317,140
   Interest                                    1,626,368                  --           1,628,578
                                           -------------       -------------       -------------
                                               4,263,652           1,257,647           9,764,639
                                           -------------       -------------       -------------
Net Loss                                   $  (4,141,729)      $  (1,154,740)      $  (8,993,266)
                                           =============       =============       =============

Net Loss Per Common Share                  $        (.00)      $        (.00)
                                           =============       =============
Weighted Average Number of
   Common Shares Outstanding                 274,534,277         257,645,815
                                           =============       =============


                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 1997

                                                                            Common Stock                               Deficit
                                                               ------------------------------------                  Accumulated
                                                                Amount                                 Additional     during the
                                                                  Per                                   Paid-In       Development
                                                                 Share        Shares         Amount     Capital          Stage
                                                              ----------   -----------     --------    ----------     ------------
Balance, inception (February 20, 1984)
   as previously reported                                                           --     $  1,000    $      --      $  (1,000)

Adjustment for pooling of interests                                                 --       (1,000)       1,000             --
                                                                           -----------     --------    ---------      ---------
Balance, inception, as restated                                                     --           --        1,000         (1,000)

   Net loss, period ended December 31, 1984                                         --           --           --        (17,809)
                                                                           -----------     --------    ---------      ---------
Balance, December 31, 1984                                                          --           --        1,000        (18,809)

   Issuance of common stock for cash                            $  .00     113,846,154        1,138          170             --
   Net loss, year ended December 31, 1985                                           --           --           --        (25,459)
                                                                           -----------     --------    ---------      ---------

Balance, December 31, 1985                                                 113,846,154        1,138        1,170        (44,268)

   Issuance of common stock - public offering                      .01      40,000,000          400      399,600             --
   Issuance of underwriter's warrants                                               --           --          100             --
   Expenses of public offering                                                      --           --     (117,923)            --
   Issuance of common stock, exercise of "A" warrants              .03         819,860            9       24,587             --
   Net loss, year ended December 31, 1986                                           --           --           --       (159,674)
                                                                           -----------     --------    ---------      ---------
Balance, December 31, 1986                                                 154,666,014        1,547      307,534       (203,942)
                                                                           -----------     --------    ---------      ---------



                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY-(Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 1997


                                                                      Common Stock                                Deficit
                                                         ------------------------------------                    Accumulated
                                                           Amount                                 Additional      during the
                                                            Per                                     Paid-In       Development
                                                           Share        Shares        Amount        Capital         Stage
                                                         ---------    -----------   ---------    -----------    -------------
Balance, December 31, 1986                                            154,666,014   $  1,547     $   307,534    $  (203,942)

   Issuance of common stock, exercise of "A" warrants      $ .03       38,622,618        386       1,158,321             --
   Expenses of stock issuance                                                  --         --         (11,357)            --
   Acquisition of subsidiary for cash                                          --         --         (46,000)            --
   Cancellation of debt due to stockholders                                    --         --          86,565             --
   Net loss, period ended December 31, 1987                                    --         --              --       (258,663)
                                                                      -----------      -----       ---------     ----------
Balance, December 31, 1987                                            193,288,632      1,933       1,495,063       (462,605)

   Net loss, year ended December 31, 1988                                      --         --              --       (199,690)
                                                                      -----------      -----       ---------     ----------
Balance, December 31, 1988                                            193,288,632      1,933       1,495,063       (662,295)

   Net loss, year ended December 31, 1989                                      --         --              --       (270,753)
                                                                      -----------      -----       ---------     ----------
Balance, December 31, 1989                                            193,288,632      1,933       1,495,063       (933,048)

   Issuance of common stock, expiration of redemption
      offer on "B" warrants                                  .05        6,729,850         67         336,475             --
   Issuance of common stock, exercise of "B" warrants        .05          268,500          3          13,422             --
   Issuance of common stock, exercise of "C" warrants        .08           12,900         --           1,032             --
   Net loss, year ended December 31, 1990                                      --         --              --       (267,867)
                                                                      -----------      -----       ---------     ----------
Balance, December 31, 1990                                            200,299,882      2,003       1,845,992     (1,200,915)
                                                                      -----------      -----       ---------     ----------



                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY-(Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 1997



                                                                     Common Stock                               Deficit
                                                         -----------------------------------                   Accumulated
                                                           Amount                               Additional      during the
                                                            Per                                   Paid-In       Development
                                                           Share       Shares        Amount       Capital         Stage
                                                         ---------   -----------   ---------   -----------    -------------
Balance, December 31, 1990                                           200,299,882   $  2,003     $  1,845,992    $ (1,200,915)

   Issuance of common stock, exercise of "B" warrants     $ .05           11,400         --              420              --
   Issuance of common stock, exercise of "C" warrants       .08            2,500         --              200              --
   Issuance of common stock,
      exercise of underwriters warrants                     .012       3,760,000         38           45,083              --
   Net loss, year ended December 31, 1991                                     --         --               --        (249,871)
                                                                    ------------   --------     ------------    ------------
Balance, December 31, 1991                                           204,073,782      2,041        1,891,695      (1,450,786)

   Issuance of common stock, for testing                    .0405     10,000,000        100          404,900              --
   Issuance of common stock, for consulting services        .055         500,000          5           27,495              --
   Issuance of common stock, exercise of "B" warrants       .05        7,458,989         75          372,875              --
   Issuance of common stock, exercise of "C" warrants       .08        5,244,220         52          419,487              --
   Expenses of stock issuance                                                                         (7,792)
   Net loss, year ended December 31, 1992                                     --         --               --        (839,981)
                                                                    ------------   --------     ------------    ------------
Balance, December 31, 1992                                           227,276,991      2,273        3,108,660      (2,290,767)

   Issuance of common stock, for consulting services        .055         500,000          5           27,495              --
   Issuance of common stock, for consulting services        .03        3,500,000         35          104,965              --
   Issuance of common stock, for testing                    .035       5,000,000         50          174,950              --
   Net loss, year ended December 31, 1993                                     --         --               --        (563,309)
                                                                    ------------   --------     ------------    ------------
Balance, December 31, 1993                                          $236,276,991   $  2,363     $  3,416,070    $ (2,854,076)
                                                                    ------------   --------     ------------    ------------


                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY-(Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 1997


                                                 Common Stock                                            Deficit
                                  ----------------------------------                                  Accumulated
                                   Amount                                  Additional                  during the      Deferred
                                    Per                                     Paid-In    Subscription    Development  Compensation
                                   Share       Shares         Amount        Capital     Receivable       Stage          Cost
                                  -------   -----------      -------      -----------  ------------  ------------   -----------
Balance, December 31, 1993                  236,276,991      $ 2,363      $ 3,416,070      $  --      $ (2,854,076)     $   --

   Issuance of common stock,
     for consulting services      $   .05     4,750,000           47          237,453         --               --           --
   Issuance of common stock,
     exercise of options              .08       400,000            4           31,996         --               --           --
   Issuance of common stock,
     exercise of options              .10       190,000            2           18,998         --               --           --
   Net loss, year ended
     December 31, 1994                               --           --               --         --         (440,837)          --
                                            -----------      -------      -----------      -----      ------------      ------
Balance, December 31, 1994                  241,616,991        2,416        3,704,517         --       (3,294,913)          --
                                                                                                                            --
   Issuance of common stock,
     exercise of options              .05     3,333,333           33          166,633         --               --           --
   Issuance of common stock,
     exercise of options              .08     2,092,850           21          167,407         --               --           --
   Issuance of common stock,
     exercise of options              .10     2,688,600           27          268,833         --               --           --
   Issuance of common stock,
     for consulting services          .11     1,150,000           12          126,488         --               --           --
   Issuance of common stock,
     for consulting services          .14       300,000            3           41,997         --               --           --
   Net loss, year ended
     December 31, 1995                               --           --               --         --         (401,884)          --
                                            -----------      -------      -----------      -----      ------------      ------
Balance, December 31, 1995                  251,181,774        2,512        4,475,875         --       (3,696,797)          --
                                            -----------      -------      -----------      -----       -----------      ------




                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY~(Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 1997

                                                            Common Stock                                 Deficit
                                  ------------------------------------------------------------------  Accumulated
                                   Amount                                  Additional                  during the      Deferred
                                    Per                                     Paid-In    Subscription    Development  Compensation
                                   Share       Shares         Amount        Capital     Receivable       Stage          Cost
                                  -------   -----------      -------      -----------  ------------  ------------   -----------

Balance, December 31, 1995                  251,181,774   $     2,512    $ 4,475,875   $        --     $ (3,696,797)   $      --
   Issuance of common stock,
     exercise of options              .05     3,333,334            33        166,634            --              --            --
   Issuance of common stock,
     exercise of options              .08     1,158,850            12         92,696            --              --            --
   Issuance of common stock,
     exercise of options              .10     7,163,600            72        716,288            --              --            --
   Issuance of common stock,
     exercise of options              .11       170,000             2         18,698            --              --            --
   Issuance of common stock,
     exercise of options              .12     1,300,000            13        155,987            --              --            --
   Issuance of common stock,
     exercise of options              .18     1,400,000            14        251,986            --              --            --
   Issuance of common stock,
     exercise of options              .19       500,000             5         94,995            --              --            --
   Issuance of common stock,
     exercise of options              .20       473,500             5         94,695            --              --            --
   Issuance of common stock,
     for services rendered            .50       350,000             3        174,997            --              --            --
   Options granted                                   --            --        760,500            --              --      (473,159)
   Subscription receivable                           --            --             --       (19,000)             --            --
   Net loss, year ended
     December 31, 1996                               --            --             --            --      (1,154,740)           --
                                            -----------   -----------    -----------   -----------     ------------    ---------

Balance, December 31, 1996                  267,031,058         2,671      7,003,351       (19,000)     (4,851,537)     (473,159)
                                            -----------   -----------    -----------   -----------     ------------    ---------




                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY~(Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 1997


                                                            Common Stock                                 Deficit
                                  ------------------------------------------------------------------  Accumulated
                                   Amount                                  Additional                  during the      Deferred
                                    Per                                     Paid-In    Subscription    Development  Compensation
                                   Share       Shares         Amount        Capital     Receivable       Stage          Cost
                                  -------   -----------      -------      -----------  ------------  ------------   -----------

Balance, December 31, 1996                    267,031,058    $  2,671    $ 7,003,351   $   (19,000)   $(4,851,537)  $ (473,159)

   Issuance of common stock,
     exercise of options               .08      3,333,333          33        247,633            --             --           --
   Issuance of common stock,
     conversion of debt                .20      1,648,352          16        329,984            --             --           --
   Issuance of common stock,
     conversion of debt                .15        894,526           9        133,991            --             --           --
   Issuance of common stock,
     conversion of debt                .12      2,323,580          23        269,977            --             --           --
   Issuance of common stock,
     conversion of debt                .15      1,809,524          18        265,982            --             --           --
   Issuance of common stock,
     conversion of debt                .16        772,201           8        119,992            --             --           --
   Issuance of common stock,
     for services rendered             .41         50,000          --         20,500            --             --           --
   Issuance of common stock,
     for services rendered             .24        100,000           1         23,999            --             --           --
   Beneficial conversion
     feature, February debenture                       --          --        413,793            --             --           --
   Beneficial conversion feature,
     October debenture                                 --          --      1,350,000            --             --           --
   Warrant costs, February debenture                   --          --         37,242            --             --           --
   Warrant costs, October debenture                    --          --        291,555            --             --           --
   Amortization of deferred
     compensation cost                                 --          --             --            --             --      399,322
   Imputed interest on
     convertible debenture                             --          --          4,768            --             --           --
   Net loss, year ended
     December 31, 1997                                 --          --             --            --     (4,141,729)          --
                                              -----------    --------    -----------   -----------    -----------   ----------
Balance, December 31, 1997                    277,962,574    $  2,779    $10,512,767   $   (19,000)   $(8,993,266)  $  (73,837)
                                              ===========    ========    ===========   ===========    ===========   ==========





                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                         Inception
                                                                                                       (February 20,
                                                                       Year Ended December 31,            1984) to
                                                                    -----------------------------       December 31,
                                                                        1997             1996               1997
                                                                    -----------       -----------       -----------
Cash Flows from Operating Activities:
   Net loss                                                         $(4,141,729)      $(1,154,740)      $(8,993,266)
                                                                    -----------       -----------       -----------
   Adjustments to reconcile net loss to
     net cash used in operating activities:
         Depreciation and amortization                                  138,245            18,731           317,140
         Amortization of deferred interest cost on beneficial
            conversion feature of convertible debenture               1,552,842                --         1,552,842
         Amortization of deferred compensation cost                     399,322           287,341           686,663
         Loss on sale of property and equipment                           1,425                --             1,425
         Issuance of common stock for services                           44,500           175,000         1,416,500
         Imputed interest on convertible debenture                        4,768                --             4,768
         Increase in other current assets                                (4,159)           (3,114)          (20,240)
         Increase in inventory                                               --            (1,638)          (19,729)
         Increase in other assets                                      (496,126)          (27,085)         (529,670)
         Increase in accounts payable and accrued liabilities           328,932            39,823           381,806
         Decrease in customer deposits                                   (7,800)               --            (7,800)
                                                                    -----------       -----------       -----------
               Total adjustments                                      1,961,949           489,058         3,783,705
                                                                    -----------       -----------       -----------
               Net cash used in operating activities                 (2,179,780)         (665,682)       (5,209,561)
                                                                    -----------       -----------       -----------

Cash Flows from Investing Activities:
   Purchase of investments                                           (3,651,676)       (1,247,256)       (5,377,932)
   Proceeds from sale of investments                                  2,045,615           347,415         2,393,030
   Expenditures for property and equipment                             (307,362)          (11,446)         (691,866)
   Proceeds from sale of property and equipment                           1,200                --             1,200
                                                                    -----------       -----------       -----------
               Net cash used in investing activities                 (1,912,223)         (911,287)       (3,675,568)
                                                                    -----------       -----------       -----------
Cash Flows from Financing Activities:
   Proceeds from issuance of convertible debt                         4,000,000                --         4,000,000
   Proceeds from sale of securities, net of issuance costs              266,666         1,573,135         5,121,188
                                                                    -----------       -----------       -----------
               Net cash provided by financing activities              4,266,666         1,573,135         9,121,188
                                                                    -----------       -----------       -----------

Net Increase (Decrease) in Cash and Cash Equivalents                    174,663            (3,834)          236,059

Cash and Cash Equivalents, Beginning                                     61,396            65,230                --
                                                                    -----------       -----------       -----------
Cash and Cash Equivalents, Ending                                   $   236,059       $    61,396       $   236,059
                                                                    ===========       ===========       ===========

Supplemental Disclosure of Non-Cash Financing Activities:
   Options granted accounted for as deferred compensation cost      $        --       $   760,500
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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

             Advanced Viral Research Corp. (the Company) was incorporated in Delaware on July, 31, 1985. The Company was organized for the purpose of manufacturing and marketing a pharmaceutical product named RETICULOSE. While the Company has had limited sales of this product, primarily for research purposes, the success of the Company will be dependent upon obtaining certain regulatory approval for its pharmaceutical product, RETICULOSE, to commence commercial operations. The Company was in the development stage at December 31, 1997.

         PRINCIPLES OF CONSOLIDATION

             The consolidated financial statements include the accounts of the Company and its 99.6% owned subsidiary, Advance Viral Research
             (LTD), a Bahamian Corporation. All significant intercompany accounts have been eliminated.

         CASH AND CASH EQUIVALENTS

             Cash equivalents consist of highly liquid investments, with original maturities of three months or less.

         INVESTMENTS

             Investments consist of certificates of deposit with maturities greater than three months, carried at cost which is market value, U.S. Government securities and discount notes and U.S. Treasury Bills. The U.S. Government securities, notes and treasury bills are classified as "held to maturity" and are carried at amortized cost which approximates market value.

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

         RESEARCH AND DEVELOPMENT

             Research and development costs are expensed as incurred by the Company.

         DEFERRED COMPENSATION COST

             Deferred compensation costs are recognized based on the fair value for non-employee stock options. Compensation cost is amortized over the life of the option period which is either shorter than or essentially equivalent to the period for which the services are to be provided. Compensation expense is classified as general and administrative.

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         REVENUE RECOGNITION

             The only sales generated by the Company have been sales of RETICULOSE for testing purposes. Sales are recorded by the Company when such test products are shipped to customers.

         RECLASSIFICATIONS

             Certain amounts in the 1996 financial statements have been reclassified to conform to 1997 presentation.

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

NOTE 2.           BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate the continuance of the Company as a going concern. The Company has suffered losses from operations during its operating history. The Company is dependent upon registration of RETICULOSE for sale before it can begin commercial operations. The Company's cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials required by the FDA. Management does not anticipate registration or other approval of RETICULOSE in the near future in the United States. Unless and until RETICULOSE is approved for sale in the United States or another industrially developed country, the Company may be dependent upon the continued sale of its securities for funds to meet its cash requirements. Management intends to continue to sell the Company's securities in an attempt to mitigate the effects of its cash position; however, no assurance can be given that such equity financing, if and when required, will be available. In the event that such equity financing is not available, in order to continue operations, management anticipates that they will have to defer their salaries. During 1997, the Company obtained debt financing and may seek additional debt financing if the need arises. No assurance can be given that the Company will be able to sustain its operations until FDA approval is granted or that any approval will ever be granted. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

NOTE 4.            INVESTMENTS

                                                                       December 31,
                                                                          1997
                                                                       ------------
            Certificates of deposit                                    $  758,000
            Held to maturity:
               U.S. Government securities (matures February 1998)       2,226,902
                                                                       ----------
                                                                       $2,984,902
                                                                       ==========



NOTE 5.           PROPERTY AND EQUIPMENT


                                                      Estimated
                                                     Useful Lives      December 31,
                                                       (Years)              1997
                                                    -------------     --------------
          Land and improvements                           15           $      34,550
          Building and improvements                       30                 299,550
          Machinery and equipment                          5                 354,250
                                                                       -------------
                                                                             688,350
          Less accumulated depreciation                                      202,689
                                                                       -------------
                                                                       $     485,661
                                                                       =============



         The Company maintains certain property and equipment in Freeport, Bahamas. This property and equipment amounted to $370,028 as of December 31, 1997 including $17,623 expended in 1987 to purchase a land lease expiring in 2068. These amounts are included above.

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6.           CONVERTIBLE DEBENTURES

         On February 21, 1997, in order to finance research and development, the Company sold $1,000,000 principal amount of its ten-year 7% Convertible Debenture (the "February Debenture") due February 28, 2007, to RBB Bank Aktiengesellschaft ("RBB"). Accrued interest under the February Debenture is payable semi-annually, computed at the rate of 7% per annum on the unpaid principal balance from February 21, 1997 until the date of interest payment. The February Debenture may be prepaid by the Company before maturity, in whole or in part, without premium or penalty, if the Company gives the holder of the Debenture notice not less than 30 days before the date fixed for prepayment in that notice. The February Debenture is convertible, at the option of the holder, into shares of common stock.

         The assured incremental yield on the February Debenture was measured based on the date of issuance of the security and amortized to interest expense over the conversion period which ended on May 29, 1997 which was the first date full conversion could occur. The interest expense relating to this measurement was $4,768.

         During the quarter ended June 30, 1997, RBB exercised its right to convert $330,000 of the principal amount of the February Debenture into 1,648,352 shares of the Company's common stock at a conversion price of $.2002 per share and to convert $134,000 of the principal amount of the debenture into 894,526 shares of the Company's common stock at a conversion price of $.1498.

         During the quarter ended September 30, 1997, RBB exercised its right to convert $270,000 of the principal amount of the February Debenture into 2,323,580 shares of the Company's common stock at a conversion price of $.1162 per share and to convert $266,000 of the principal amount of the debenture into 1,809,524 shares of the Company's common stock at a conversion price of $.1470 per share.

         In connection with the issuance of the February Debenture, the Company issued to RBB three warrants (the "February warrants") to purchase common stock, each such February warrant entitling the holder to purchase, from February 21, 1997 through February 28, 2007, 178,378 shares of common stock. The exercise price of the three February warrants are $0.288, $0.576 and $0.864 per warrant share, respectively. The fair value of the February warrants was estimated to be $37,000 ($.021 per warrant) based upon a financial analysis of the terms of the warrants using the Black Sholes Pricing Model. This amount has been reflected in the accompanying financial statements as interest expense related to the convertible debenture.

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

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 6.           CONVERTIBLE DEBENTURES (Continued)

         In October 1997, in order to finance further research and development, the Company sold $3,000,000 principal amount of its ten-year 7% Convertible Debenture (the "October Debenture") due August 30, 2007, to RBB. Accrued interest under the October Debenture is payable semi-annually, computed at the rate of 7% per annum on the unpaid principal balance from the date of the issuance of the October Debenture until the date of interest payment. The October Debenture may be prepaid by the Company before maturity, in whole or in part, without premium or penalty, if the Company gives the holder of the Debenture notice not less than 30 days before the date fixed for prepayment in that notice . The October Debenture is convertible, at the option of the holder, into shares of common stock.

         During the quarter ended December 31, 1997, RBB exercised its right to convert $120,000 of the principal amount of the October Debenture into 772,201 shares of the Company's common stock at a conversion price of $.1554 per share.

         In connection with the issuance of the October Debenture, the Company issued to RBB three warrants (the "October warrants") to purchase Common Stock, each such October warrant entitling the holder to purchase, from the date of grant through August 30, 2007, 600,000 shares of the Common Stock. The exercise price of the three October warrants are $0.20 , $0.23 and $0.27 per warrant share, respectively. The fair value of the three October warrants was established to be $106,571 ($.178 per warrant), $97,912 ($.163 per warrant) and $87,472
         ($.146 per warrant), respectively, based upon a financial analysis of the terms of the warrants using the Black Sholes Pricing Model. This amount has been reflected in the accompanying financial statements as a discount on the convertible debenture, with a corresponding credit to additional paid-in capital, and is being amortized to interest expense over the expected term of the notes which at December 31, 1997 was 120 months.

         Based on the terms for conversion associated with the October Debenture, there is an intrinsic value associated with the beneficial conversion feature of $1,350,000. This amount has been treated as deferred interest expense and recorded as a reduction of the convertible debenture liability with a corresponding credit to additional paid-in capital and is being amortized to interest expense over the period from October 8, 1997 (date of debenture) to February 24, 1998 (date the debenture is fully convertible). The interest expense relative to this item was $1,139,049 for 1997.

            Unpaid principal balance of October debenture        $2,880,000
            Less unamortized discount and deferred interest         495,207
                                                                 ----------
            Convertible debenture, net                           $2,384,793
                                                                 ==========

         During January 1998, RBB exercised its right to convert $133,000 and $341,250 of the principal amount of the October debenture into 1,016,043 and 2,512,887 shares of the Company's common stock at a conversion price of $.1309 and $.1358 per share, respectively.

         On February 26, 1998 and March 19, 1998, RBB exercised its right to convert $750,000 and $335,750 of the principal amount of the October Debenture into 5,114,175 and 1,498,884 shares of the Company's common stock at a conversion price of $.14665 and $.224 per share, respectively.

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

         LEASE COMMITMENTS

             Management executed a non-cancelable lease for new office space in Florida on January 1, 1996, expiring on December 31, 1998 at approximately $14,000 annually.

             Management executed a non-cancelable lease for new office and laboratory space in Yonkers, New York on April 18, 1997, expiring on April 30, 2002 at approximately $85,500 annually.

             The Company leased an auto on October 26, 1996 for 36 months at $450 per month.

             Lease expense for the years ended December 31, 1997 and 1996 totaled $76,351 and $13,315, respectively.

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 7.           COMMITMENTS AND CONTINGENCIES (Continued)

         GENERAL (Continued)

         LEASE COMMITMENTS (Continued)

             Future minimum lease payments are as follows:

             Year ending December 31:
                  1998                                    $104,400
                  1999                                      89,500
                  2000                                      85,000
                  2001                                      85,000
                  2002                                      28,000
                                                          --------
                                                          $391,900
                                                          ========

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

             Pursuant to the Plata Agreement, the Company authorized the issuance to Plata of 5,000,000 shares of common stock and options to purchase an additional 5,000,000 shares at $.08 per share through July 9, 1994 (the "Plata Options") and 5,000,000 shares at $.10 per share through July 9, 1994 (the "Additional Plata Options"). Pursuant to several amendments, the Plata Options and the Additional Plata Options are exercisable through April 30, 1998 at an exercise price of $.12 and $.14, respectively. As of December 31, 1997, there are outstanding Plata Options to acquire 813,000 shares at $.12 per share and Additional Plata Options to acquire 858,100 shares at an exercise price of $.14 per share. Through December 31, 1997, the Company has received approximately $670,000 pursuant to the issuance of approximately 7.7 million shares in connection with the exercise of the Plata Options and the Additional Plata Options.

         TESTING AGREEMENTS (Continued)

         TRM MANAGEMENT CORP. ("TRM")

             In August 1991, the Company entered into an agreement with TRM, whereby TRM would perform certain open human clinical trial tests in Haiti using RETICULOSE (the "TRM Agreement"). According to the TRM Agreement, the purpose of the Haiti tests was to assess the effectiveness of RETICULOSE against the Hepatitis "A" virus and Hepatitis "B" virus in accordance with and in compliance with a certain Hepatitis Open Label Clinical Trial Protocol developed by TRM. At the conclusion of the Haiti tests, TRM was required to prepare a paper

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 7.           COMMITMENTS AND CONTINGENCIES (Continued)

         TESTING AGREEMENTS (Continued)

         TRM MANAGEMENT CORP. ("TRM") (Continued)

             describing the methods and results of testing, the form and substance of which shall be appropriate for publication by recognized scientific journals ("Results Paper"). The Results Paper was published in the December 1992 issue of the Journal of the Royal Society of Health.

             On January 3, 1992, TRM delivered to the Company the Results Paper. In accordance with the terms of the TRM Agreement, the Company has authorized the issuance to the shareholders and certain associated persons of TRM (1) an aggregate amount of 10,000,000 shares of the Company's common stock (the "TRM Shares") and (2) an option to acquire, at any time, for a period of five years from the date of issuance of the option, 10,000,000 shares of the Company's common stock at a purchase price of $.05 and $.08 per share (the "TRM Options"). As of December 31, 1997, 10,000,000 shares of common stock were issued pursuant to the exercise of the TRM Options for an aggregate exercise price of $600,000.

         ARGENTINE AGREEMENT

             In April 1996, the Company entered into an agreement (the "Argentine Agreement") with DCT SRL, an Argentine corporation unaffiliated with the Company ("DCT") pursuant to which DCT was to cause a clinical trial to be conducted in two separate hospitals located in Buenos Aires, Argentina (the "Clinical Trials"). Pursuant to the Argentine Agreement, the Clinical Trials were to be conducted pursuant to a protocol developed by Juan Carlos Flichman, M.D. and the purpose of the Clinical Trials was to assess the efficacy of the Company's drug RETICULOSE on the Human Papilloma Virus (HPV). The protocol calls for, among other things, a study to be performed with clinical and laboratory follow-up on 12 male and female human patients between the ages of 18 and 50. The Clinical Trials did not include a placebo control group or references to any other antiviral drug.

             Pursuant to the Argentine Agreement, the Company delivered $34,000 to DCT to cover out-of-pocket expenses associated with the Clinical Trials. The Argentine Agreement further provides that at the conclusion of the Clinical Trials, DCT shall cause Dr. Flichman to prepare and deliver a written report to the Company regarding the methodology and results of the Clinical Trials (the "Written Report"). In September 1996, the Written Report was delivered by Dr. Flichman to the Company. Upon delivery of the Written Report to the Company, the Company delivered to the principals of DCT options to acquire 2,000,000 shares of the Company's common stock for a period of one year from the date of the delivery of the Written Report, at a purchase price of $.20 per share. As of December 31, 1997, 473,500 shares of common stock were issued pursuant to the exercise of these options for an aggregate exercise price of approximately $95,000.

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 7.           COMMITMENTS AND CONTINGENCIES (Continued)

         TESTING AGREEMENTS (Continued)

         ARGENTINE AGREEMENT (Continued)

             In April 1996, DCT SRL and the Company entered into an exclusive distribution agreement whereby the Company granted to DCT, subject to certain conditions, the exclusive right to market and sell RETICULOSE in Argentina, Bolivia, Paraguay, Uruguay, Brazil, and Chile (the "DCT Exclusive Distribution Agreement").

             In June 1997, the Company entered into an agreement with DCT (the HIV-HPV Agreement") whereby the Company agreed to provide to DCT or its assignees, up to $600,000 to cover the costs of a double blind placebo controlled study in approximately 150 patients to assess the efficacy of RETICULOSE for the treatment of persons diagnosed with the HIV virus (AIDS) and HPV (the "HIV-HPV Study").

             In connection with the HIV-HPV Agreement, the Company has advanced approximately $410,000 which is accounted for as a research and development expense. The amounts have been used to cover expenses associated with clinical activities of the HIV-HPV Study.

             The HIV-HPV Agreement provides that (i) in the event the date from the HIV-HPV Study is used in connection with RETICULOSE being approved for commercial sale anywhere within the territory granted under the DCT Exclusive Distribution Agreement or (ii) DCT receives financing to cover the costs of the HIV-HPV Study, then DCT is obligated to reimburse the Company for all amounts expended in connection with the HIV-HPV Study.

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

             In connection with the Herpes Study and the HPV Topical Study (collectively, the "Studies"), the Company has advanced approximately $49,000 and $88,000, respectively such expenses are accounted for a research and development expenses. The amounts expended have been used to cover expenses associated with pre-clinical activities. Neither the Herpes Study nor the HPV Topical Study has commenced.

             Both Agreements with DCT provide that (i) in the event the data from the Studies are used in connection with RETICULOSE being approved for commercial sale anywhere within the territory granted under the DCT Exclusive Distribution Agreement or (ii), DCT receives financing to cover the costs of the Studies, then DCT is obligated to reimburse the Company for all amounts respectively expended in connection with the Studies.

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 7.           COMMITMENTS AND CONTINGENCIES (Continued)

         TESTING AGREEMENTS (Continued)

         BARBADOS STUDY

             A double blind study assessing the efficacy of the Company's drug RETICULOSE in 43 human patients diagnosed with HIV (AIDS) is being conducted at the Queen Elizabeth Hospital, Bridgetown, Barbados (the "Barbados Study"). As of December 31, 1997, the Company has expended approximately $345,000 to cover the costs of the Barbados Study. Based on information received from the coordinators of the Barbados Study, the Company is uncertain as to the costs to be incurred in connection with the Barbados Study and has not been informed as to when results from the Barbados Study will be forthcoming. In December 1996, the Company received from the coordinators of the Barbados Study, a written summary of preliminary results of the Barbados Study (the "Written Summary").

         NATIONAL CANCER INSTITUTE AGREEMENT

             In March 1997, the Company entered into a Material Transfer Agreement - Cooperative Research and Development Agreement with the National Cancer Institute ("NCI") of the National Institutes of Health. Under the terms of the Agreement, NCI researchers and the Company will collaborate to elucidate the molecular mechanism by which RETICULOSE affects the transcription of the gamma interferon gene.

         TOPICAL SAFETY STUDY

             In October 1997, the Company advanced $75,000 towards a total of $150,000 for a topical safety study to be conducted in the United States for the topical use of RETICULOSE for the treatment of HPV and Herpes.

         CONSULTING AGREEMENTS

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

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 7.           COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AGREEMENTS (Continued)

         HIRSCHMAN AGREEMENT (Continued)

             In connection with the consulting agreement, the Company issued to Dr. Hirschman 1,000,000 shares of the Company's common stock and the option to acquire 5,000,000 shares of the Company's common stock for a period of three years as per the vesting schedule as referred to in the agreement, at a purchase price of $.18 per share. In addition and in connection with entering into the consulting agreement with Dr. Hirschman, the Company issued to a person unaffiliated with the Company, 100,000 shares of the Company's common stock, and an option to acquire for a period of one year, from June 1, 1995, an additional 500,000 shares at a purchase price of $.18 per share. As of December 31, 1997, 900,000 shares have been issued upon exercise of these options for cash consideration of $162,000 under this Agreement.

             In March 1996, the Company entered into an addendum to the consulting agreement with Dr. Hirschman whereby Dr. Hirschman agreed to provide consulting services to the Company through May 2000 (the "Addendum"). Pursuant to the Addendum, the Company granted to Dr. Hirschman and his designees options to purchase an aggregate of 15,000,000 shares of the Company's common stock for a three year period pursuant to the following schedule: (i) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1996 and ending March 23, 1999 at an exercise price of $.19 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; (ii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1997 and ending March 23, 1999 at an exercise price of $.27 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; and (iii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1998 and ending March 23, 1999 at an exercise price of $.36 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman. In addition, the Company has agreed to cause the shares underlying these options to be registered so long as there is no cost to the Company. As of December 31, 1997, 500,000 shares of common stock were issued pursuant to the exercise of stock options by Richard Rubin. Mr. Rubin has, from time to time in the past, advised the Company on matters unrelated to his consultation with Dr. Hirschman.

             In November 1997, Dr. Hirschman assigned to Henry Kamioner, a consultant to Dr. Hirschman, options to acquire 1,500,000 shares (500,000 at $.19, 500,000 at $.27 and 500,000 at $.36).

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 7.           COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AGREEMENTS (Continued)

         HIRSCHMAN AGREEMENT (Continued)

             On October 14, 1996, the Company and Dr. Hirschman entered into an agreement (the "Employment Agreement") whereby Dr. Hirschman has agreed to serve as the President and Chief Executive Officer of the Company for a period of three years, subject to earlier termination by either party, either for cause as defined in and in accordance with the provisions of the Employment Agreement, or if the Company does not receive on or prior to December 31, 1997, funding of $3,000,000 from sources other than traditional institutional/bank debt financing or proceeds from the purchase by Dr. Hirschman of the Company's securities, including, without limitation, the exercise of Dr. Hirschman of outstanding stock options. Pursuant to the Employment Agreement, Dr. Hirschman is entitled to receive an annual base salary of $325,000, use of an automobile, major medical, term life, disability and dental insurance benefits for the term of his employment. The Employment Agreement further provides that Dr. Hirschman shall be nominated by the Company to serve as a member of the Company's Board of Directors and that Bernard Friedland and William Bregman will vote in favor of Dr. Hirschman as a director of the Company, for the duration of Dr. Hirschman's employment, and since October 1996, Dr. Hirschman has served as a member of the Company's Board of Directors.

             On February 18, 1998, the Board of Directors authorized a $100,000 bonus and granted options to acquire 23,000,000 shares of common stock at $.27 per option share provided that the Company is granted FDA approval for testing RETICULOSE in the United States.

         COHEN AGREEMENTS

             In September 1992, the Company entered into a one year consulting agreement with Leonard Cohen (the "September 1992 Cohen Agreement"). The September 1992 Cohen Agreement required that Mr. Cohen provide certain consulting services to the Company in exchange for the Company's issuing to Mr. Cohen 1,000,000 shares of common stock (the "September 1992 Cohen Shares"), 500,000 of which were issuable upon execution of the September 1992 Cohen Agreement and the remaining 500,000 shares of which were issuable upon Mr. Cohen completing 50 hours of consulting service to the Company. The Company issued the first 500,000 shares to Mr. Cohen in October 1992 and the remaining 500,000 shares to Mr. Cohen in February 1993. Further pursuant to the September 1992 Cohen Agreement, the Company granted to Mr. Cohen the option to acquire, at any time and from time to time through September 10, 1993 (which date has been extended through April 30, 1998), the option to acquire 3,000,000 shares of common stock of the Company at an exercise price of $.09 per share (which exercise price has been increased to $.13 per share) (the "September 1992 Cohen Options"). As of December 31, 1997, 1,300,000 of the September 1992 Cohen Options have been exercised for cash consideration of $156,000.

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 7.           COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AGREEMENTS (Continued)

         COHEN AGREEMENTS (Continued)

             In February 1993, the Company entered into a second consulting agreement with Mr. Cohen (the "February 1993 Cohen Agreement") for a three year term commencing on March 1, 1993. The February 1993 Cohen Agreement provides that Mr. Cohen provide financing business consulting services concerning the operations of the business of the Company and possible strategic transactions in exchange for the Company issuing to Mr. Cohen 3,500,000 shares of common stock (the "February 1993 Cohen Shares"), 1,500,000 shares of which Mr. Cohen has informed the Company he has assigned to certain other persons not affiliated with the Company or any of its officers or directors.

             In July 1994, in consideration for services related to the introduction, negotiation and execution of a distribution agreement the Company issued: (i) to Mr. Cohen, an additional 2,500,000 shares (the "April 1994 Cohen Shares") and (ii) to each of Elliot Bauer and Lee Rizzuto, 625,000 shares (the "Bauer and Rizzuto Shares") as well as options to acquire an additional 5,000,000 shares each at $.10 per share exercisable through May 1, 1996 (the "Bauer and Rizzuto Options"). The Company has been informed that Messrs. Cohen, Bauer and Rizzuto are principals of a firm which has been granted certain distribution rights, which were terminated on May 31, 1995. Through December 31, 1997, 2,855,000 shares were issued pursuant to the exercise of the Bauer and Rizzuto Options for an aggregate exercise price of $285,500. Mr. Rizzuto sold all of his shares and all shares underlying his options. Pursuant to several amendments, the remaining Bauer options are exercisable through April 30, 1998 at an option price of $.11. The Company agreed to issue to Cohen an additional 300,000 shares in 1995 at a time when the shares were valued at $.14 per share, in consideration for expenditures incurred by Mr. Cohen in connection with securing for the benefit of the Company and the affiliated distributor, the continued services of a doctor.

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



NOTE 7.           COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 8.           STOCKHOLDERS' EQUITY

         During 1997, the Company issued 10,931,516 shares of common stock for an aggregate consideration of $1,412,166. These amounts were comprised of the issuance of common stock pursuant to the exercise of stock options of 3,333,333 shares for $247,666 and the issuance of common stock in exchange for consulting services of 150,000 shares for consideration of $44,500 and the issuance of common stock upon conversion of debt of 7,448,183 shares for $1,120,000.

NOTE 9.           INCOME TAXES

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach for computing deferred income taxes.

         As of December 31, 1997, the Company had a net operating loss carryforward for Federal income tax reporting purposes amounting to approximately $9,000,000, which expires in varying amounts to 2017.

         The Company presently has no significant temporary differences between financial reporting and income tax reporting. The components of the deferred tax asset as of December 31, 1997 were as follows:

               Benefit of net operating loss carryforwards        $3,058,000
               Less valuation allowance                            3,058,000
                                                                  ----------
               Net deferred tax asset                             $       --
                                                                  ==========

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 9.           INCOME TAXES (Continued)

         As of December 31, 1997, sufficient uncertainty exists regarding the realizability of these operating loss carryforwards and, accordingly, a valuation allowance of $3,058,000, which related to the net operating losses, has been established.

NOTE 10.          ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The information set forth below provides disclosure of the estimated fair value of the Company's financial instruments presented in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 1997. Since the reported fair values of financial instruments are based upon a variety of factors, they may not represent actual values that could have been realized as December 31, 1997 or that will be realized in the future.

         The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, U.S. government obligations, accounts payable and the convertible debentures. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

         The fair value of non-current investments, primarily U.S. government obligations, have been estimated using quoted market prices. At December 31, 1997, the differences between the estimated fair value and the carrying value of non-current and current debt instruments were considered immaterial in relation to the Company's financial position.

NOTE 11.          DEFERRED COMPENSATION COST

         As more fully described in Note 7 to these financial statements, the Company granted stock options in exchange for testing and consulting services. In accordance with SFAS 123, Accounting for Stock- Based Compensation (effective for options granted after December 15, 1995), the Company recognized compensation cost based on the fair value at the grant dates. The compensation cost is amortized over the life of the option period. The fair value of the stock options used to compute deferred compensation cost is the estimated present value at grant date using the Black-Sholes option pricing model with the following assumptions for 1996 and 1997: expected volatility of 20%; a risk-free interest rate of 6% and an expected holding period ranging from 1-3 years. The deferred compensation cost is reported as a component of stockholders' equity. At December 31, 1997 and 1996, there were 7,000,000 option shares outstanding with a weighted average exercise price of $0.195 per share.

                                  EXHIBIT INDEX

EXHIBIT      DESCRIPTION
-------      -----------
3(a)         Articles of Incorporation of Advanced Viral Research Corp. (2)

3(b)         Bylaws of Advanced Viral Research Corp., as amended (1)

3(c)         Amendment to Articles of Incorporation of Advanced Viral Research Corp. (2)

4(a)         Specimen Certificate of Common Stock. (1)

4(b)         Specimen Warrant Certificate. (1)

4(c)         Warrant Agreement between the Company and American Stock Transfer and Trust Company. (1)

4(d)         Forms of Common Stock Options and Agreements granted by the Company to TRM Management Corp.
             (5)

4(e)         Form of Common Stock Option and Agreement granted by the Company to Plata Partners Limited
             Partnership. (12)

4(f)         Consulting Agreement, dated September 11, 1992, and Form of Common Stock granted by the Company to Leonard Cohen. (6)

4(g)         Addendum to Agreement granted by the Company to Shalom Z. Hirschman, M.D. dated March 24, 1996.
             (10)

10(a)        Declaration of Trust by Bernard Friedland and William Bregman in favor of the Company dated
             November 16, 1987. (11)

10(b)        Clinical Trials Agreement, dated September 19, 1990, between Clinique Medical Actuel and the
             Company. (3)

10(c)        Letter, dated March 15, 1991 to the Company from Health Protection Branch. (3)

10(d)        Agreement dated August 20, 1991 between TRM Management Corp. and the Company. (12)(i)

10(e)        Lease dated December 18, 1991 between Bayview Associates, Inc. and the Company. (4)

10(f)        Lease Agreement, dated February 16, 1993 between Stortford Brickell Inc. and the Company. (7)

10(g)        Consulting Agreement dated February 28, 1993 between Leonard Cohen and the Company. (8)

10(h)        Medical Advisor Agreement, dated as of September 14, 1993, between Lionel Resnick, M.D. and the
             Company. (12)(ii)

10(i)        Agreement, dated November 9, 1993, between Dormer Laboratories Inc. and the Company. (11)

10(j)        Exclusive Distribution Agreement, dated April 25, 1994, between C.U.R.E. Pharmaceutical Corp. and the Company. (12)(iii)

10(k)        Exclusive Distribution Agreement, dated as of June 1, 1994, between C.U.R.E. Pharmaceutica Central
             Americas Ltd. and the Company. (12)(iv)

10(l)        Exclusive Distribution Agreement dated as of June 17, 1994 between DCT S.R.L. and the Company, as amended. (12)(v)


10(m)        Contract, dated as of October 25, 1994 between Commonwealth Pharmaceuticals of the Channel Islands and the Company. (12)(vi)

10(n)        Agreement dated May 24, 1995 between the Company and Deborah Silver. (9)

10(o)        Agreement dated May 29, 1995 between the Company and Shalom Z. Hirschman, M.D. (9)

10(p)        Exclusive Distribution Agreement, dated as of June 2, 1995, between AVIX International Pharmaceutical
             Corp. and the Company. (11)

10(q)        Supplement to Exclusive Distribution Agreement, dated November 2, 1995 with Commonwealth
             Pharmaceuticals. (11)

10(r)        Exclusive Distributorship & Limited License Agreement, dated December 28, 1995, between AVIX
             International Pharmaceutical Corp., Beijing Unistone Pharmaceutical Co., Ltd. and the Company.
             (12)(vii)

10(s)        Modification Agreement, dated December 28, 1995, between AVIX International Pharmaceutical Corp.
             and the Company. (12)(vii)

10(t)        Agreement dated April 1, 1996, between DCT S.R.L. and the Company. (12)(viii)

10(u)        Addendum, dated as of March 24, 1996, to Consulting Agreement between the Company and Shalom Z.
             Hirschman, M.D. (10)

10(v)        Addendum to Agreement, dated July 11, 1996, between AVIX International Pharmaceutical Corp. and the Company. (12)(ix)

10(w)        Employment Agreement, dated October 17, 1996, between the Company and Shalom Z. Hirschman, M.D.
             (12)(x)

10(x)        Lease, dated February 7, 1997 between Robert Martin Company, LLC and the Company. (11)

10(y)        Copy of Purchase and Sale Agreement, dated February 21, 1997 between the Company and RBB Bank
             AG. (12)(xi)

10(z)        Material Transfer Agreement-Cooperative Research And Development Agreement, dated March 13,
             1997, between National Institute of Health, Food and Drug Administration and the Centers for Disease
             Control and Prevention. (12)(xii)

10(aa)       Copy of Purchase and Sale Agreement, dated September 26, 1997 between the Company and RBB Bank
             AG. (12)(xiii)

10(bb)       Copy of Extension to Materials Transfer Agreement-Cooperative Research and Development Agreement,
             dated March 4, 1998, between National Institute of Health, Food and Drug Administration and the
             Centers for Disease Control and Prevention. (13)

21           Subsidiaries of Registrant - Advance Viral Research Limited, a Bahamian corporation. (12)

27           Financial Data Schedule for the Company as of and for the two years ended December 31, 1997. (13)


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

(9) Documents incorporated by reference herein to certain exhibits to the Company's report on Form 10-QSB for the period ended June 30, 1995.

(10) Documents incorporated by reference herein to certain exhibits to the Company's report on Form 10-QSB for the period ended March 31, 1996.

(11) Documents incorporated by reference herein to certain exhibits to the Company's Annual Report on Form 10- KSB for the fiscal year ended December 31, 1996.

(12) Incorporated by reference herein to the Company's Reports on Form 8-K and Exhibits thereto as follows:

         (i)      A report on Form 8-K dated January 3, 1992.
         (ii)     A report on Form 8-K dated September 14, 1993.
         (iii)    A report on Form 8-K dated April 25, 1994.
         (iv)     A report on Form 8-K dated June 3, 1994.
         (v)      A report on Form 8-K dated June 17, 1994.
         (vi)     A report on Form 8-K dated October 25, 1994.
         (vii)    A report on Form 8-K dated December 28, 1995.
         (viii)   A report on Form 8-K dated April 22, 1996.
         (ix)     A report on Form 8-K dated July 12, 1996.
         (x)      A report on Form 8-K dated October 17, 1996.
         (xi)     A report on Form 8-K dated February 21, 1997.
         (xii)    A report on Form 8-K dated March 25, 1997.
         (xiii)   A report on Form 8-K dated October 24, 1997.

(13)     Filed herewith.