Form 10-Q
period 1998-03-31
ADVANCED VIRAL RESEARCH CORP
filed 1998-05-15
CIK 786623

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to             .
                                        ----------    ------------

                        Commission File Number: 33-2262-A

                          ADVANCED VIRAL RESEARCH CORP.
             (Exact name of Registrant as specified in its charter)

                Delaware                              59-2646820
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)           Identification Number)


                   1250 East Hallandale Beach Blvd., Suite 501
                            Hallandale, Florida 33009
                    (Address of principal executive offices)

                                 (954) 458-7636
              (Registrant's telephone number, including area code)

        ----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock, par value $.00001 per share as of May 12, 1998 was 291,972,928.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1998

                                TABLE OF CONTENTS


                                                                                        Page
                                                                                        ----
Part I.  FINANCIAL INFORMATION (UNAUDITED)

     Item 1.  Financial Statements....................................................    1

                  Consolidated Condensed Balance Sheets,
                      March 31, 1998 and December 31, 1997............................    1

                  Consolidated Condensed Statements of Operations for the
                      Three Months Ended March 31, 1998 and 1997 and
                      from Inception (February 20, 1984) to March 31, 1998 ...........    2

                  Consolidated Condensed Statements of Stockholders' Equity
                      from Inception (February 20, 1984) to March 31, 1998 ...........    3

                  Consolidated Condensed Statements of Cash Flows for the
                      Three Months Ended March 31, 1998 and 1997 and from
                      Inception (February 20, 1984) to March 31, 1998 ................   10

                  Notes to Consolidated Condensed Financial Statements ...............   11

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...........................................   22

PART II

     Item 1.  Legal Proceedings.......................................................   28
     Item 2.  Changes in Securities and Use of Proceeds...............................   28
     Item 3.  Defaults Upon Senior Securities.........................................   29
     Item 4.  Submission of Matters to Vote of Security Holders.......................   29
     Item 5.  Other Information.......................................................   29
     Item 6.  Exhibits And Reports on Form 8-K........................................   29

SIGNATURES ...........................................................................   30

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                     Condensed
                                                                                        from
                                                                                       Audited
                                                                                      Financial
                                                              March 31,              Statements
                                                                1998                 December 31,
                                                             (Unaudited)                 1997
                                                             -----------                 ----
                                      ASSETS
Current Assets:
   Cash and cash equivalents                                 $  1,735,681           $    236,059
   Investments                                                    566,000              2,984,902
   Inventory                                                       19,729                 19,729
   Other current assets                                            29,984                 20,240
                                                             ------------           ------------
         Total current assets                                   2,351,394              3,260,930

Property and Equipment                                            578,757                485,661

Other Assets                                                      322,907                443,251
                                                             ------------           ------------

         Total assets                                        $  3,253,058           $  4,189,842
                                                             ============           ============


       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities                  $    268,243           $    375,606
                                                             ------------           ------------
         Total current liabilities                                268,243                375,606
                                                             ------------           ------------

Convertible Debenture, Net                                        618,043              2,384,793
                                                             ------------           ------------

Commitments and Contingencies                                          --                     --

Stockholders' Equity:
   Common stock; 1,000,000,000 shares
      of $.00001 par value authorized,
      290,271,443 and 277,962,574
      shares issued and outstanding                                 2,902                  2,779
   Additional paid-in capital                                  12,533,044             10,512,767
   Subscription receivable                                        (19,000)               (19,000)
   Deficit accumulated during the development stage           (10,091,104)            (8,993,266)
   Deferred compensation cost                                     (59,070)               (73,837)
                                                             ------------           ------------
         Total stockholders' equity                             2,366,772              1,429,443
                                                             ------------           ------------

         Total liabilities and stockholders' equity          $  3,253,058           $  4,189,842
                                                             ============           ============

           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                                                                                           Inception
                                                                                         (February 20,
                                                    Three Months Ended                     1984) to
                                                         March 31,                          March 31,
                                               1998      ---------      1997                  1998
                                               ----                     ----                  ----
Revenues:
   Sales                                  $          --           $         303           $     194,319
   Interest                                      29,297                  14,610                 486,551
   Other income                                     100                      --                 119,900
                                          -------------           -------------           -------------
                                                 29,397                  14,913                 800,770
                                          -------------           -------------           -------------

Costs and Expenses:
   Research and development                     170,146                  70,214               2,094,157
   General and administrative                   505,414                 326,985               6,400,324
   Depreciation and amortization                176,427                   5,719                 486,269
   Interest                                     275,248                 233,370               1,911,124
                                          -------------           -------------           -------------
                                              1,127,235                 636,288              10,891,874
                                          -------------           -------------           -------------

Net Loss                                  $  (1,097,838)          $    (621,375)          $ (10,091,104)
                                          =============           =============           =============

Net Loss Per Common Share                 $        (.00)          $        (.00)
                                          =============           =============

Weighted Average Number of                  281,039,791             267,381,641
   Common Shares Outstanding              =============           =============







           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 1998

                                                                                                                          Deficit
                                                                             Common Stock                               Accumulated
                                                                  Amount     ------------               Additional       during the
                                                                    Per                                  Paid-In         Development
                                                                   Share          Shares       Amount    Capital            Stage
                                                                   -----          ------       ------    -------            -----

Balance, inception (February 20, 1984) as previously reported                             -   $ 1,000    $      -         $ (1,000)

Adjustment for pooling of interests                                                       -    (1,000)      1,000                -
                                                                                -----------   -------    --------         --------

Balance, inception, as restated                                                           -         -       1,000           (1,000)

   Net loss, period ended December 31, 1984                                               -         -           -          (17,809)
                                                                                -----------   -------    --------         --------
Balance, December 31, 1984                                                                -         -       1,000          (18,809)

   Issuance of common stock for cash                                $.00        113,846,154     1,138         170                -
   Net loss, year ended December 31, 1985                                                 -         -           -          (25,459)
                                                                                -----------   -------    --------         --------

Balance, December 31, 1985                                                      113,846,154     1,138       1,170          (44,268)

   Issuance of common stock - public offering                        .01         40,000,000       400     399,600                -
   Issuance of underwriter's warrants                                                     -         -         100                -
   Expenses of public offering                                                            -         -    (117,923)               -
   Issuance of common stock, exercise of "A" warrants                .03            819,860         9      24,587                -
   Net loss, year ended December 31, 1986                                                 -         -           -         (159,674)
                                                                                -----------   -------    --------         --------

Balance, December 31, 1986                                                      154,666,014     1,547     307,534         (203,942)
                                                                                -----------   -------    --------         --------



           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 1998

                                                                                                                      Deficit
                                                                       Common Stock                                 Accumulated
                                                             Amount    ------------                 Additional      during the
                                                              Per                                     Paid-In       Development
                                                             Share          Shares        Amount      Capital           Stage
                                                             -----          ------        ------      -------           -----

Balance, December 31, 1986                                                154,666,014    $ 1,547      $ 307,534      $ (203,942)

   Issuance of common stock, exercise of "A" warrants         $.03         38,622,618        386      1,158,321               -
   Expenses of stock issuance                                                       -          -        (11,357)              -
   Acquisition of subsidiary for cash                                               -          -        (46,000)              -
   Cancellation of debt due to stockholders                                         -          -         86,565               -
   Net loss, period ended December 31, 1987                                         -          -              -        (258,663)
                                                                          -----------    -------      ---------      ----------

Balance, December 31, 1987                                                193,288,632      1,933      1,495,063        (462,605)

   Net loss, year ended December 31, 1988                                           -          -              -        (199,690)
                                                                          -----------    -------      ---------      ----------

Balance, December 31, 1988                                                193,288,632      1,933      1,495,063        (662,295)

   Net loss, year ended December 31, 1989                                           -          -              -        (270,753)
                                                                          -----------    -------      ---------      ----------

Balance, December 31, 1989                                                193,288,632      1,933      1,495,063        (933,048)

   Issuance of common stock, expiration of redemption           .05         6,729,850         67        336,475               -
      offer on "B" warrants
   Issuance of common stock, exercise of "B" warrants           .05           268,500          3         13,422               -
   Issuance of common stock, exercise of "C" warrants           .08            12,900          -          1,032               -
   Net loss, year ended December 31, 1990                                           -          -              -        (267,867)
                                                                          -----------    -------      ---------      ----------

Balance, December 31, 1990                                                200,299,882      2,003      1,845,992      (1,200,915)
                                                                          -----------    -------      ---------      ----------

           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 1998

                                                                                                                         Deficit
                                                                             Common Stock                              Accumulated
                                                                    Amount   ------------               Additional     during the
                                                                      Per                                 Paid-In      Development
                                                                    Share        Shares        Amount     Capital         Stage
                                                                    -----        ------        ------     -------         -----

Balance, December 31, 1990                                                     200,299,882     $2,003    $1,845,992   $ (1,200,915)

   Issuance of common stock, exercise of "B" warrants              $   .05          11,400         --           420             --
   Issuance of common stock, exercise of "C" warrants                  .08           2,500         --           200             --
   Issuance of common stock, exercise of underwriters warrants        .012       3,760,000         38        45,083             --
   Net loss, year ended December 31, 1991                                               --         --            --       (249,871)
                                                                               -----------     ------    ----------   ------------

Balance, December 31, 1991                                                     204,073,782      2,041     1,891,695     (1,450,786)

   Issuance of common stock, for testing                             .0405      10,000,000        100       404,900             --
   Issuance of common stock, for consulting services                  .055         500,000          5        27,495             --
   Issuance of common stock, exercise of "B" warrants                  .05       7,458,989         75       372,875             --
   Issuance of common stock, exercise of "C" warrants                  .08       5,244,220         52       419,487             --
   Expenses of stock issuance                                                                                               (7,792)
   Net loss, year ended December 31, 1992                                               --         --            --       (839,981)
                                                                               -----------     ------    ----------   ------------

Balance, December 31, 1992                                                     227,276,991      2,273     3,108,660     (2,290,767)

   Issuance of common stock, for consulting services                  .055         500,000          5        27,495             --
   Issuance of common stock, for consulting services                   .03       3,500,000         35       104,965             --
   Issuance of common stock, for testing                              .035       5,000,000         50       174,950             --
   Net loss, year ended December 31, 1993                                               --         --            --       (563,309)
                                                                               -----------     ------    ----------   ------------

Balance, December 31, 1993                                                    $236,276,991     $2,363    $3,416,070   $ (2,854,076)
                                                                               -----------     ------    ----------   ------------

           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 1998


                                                                                                             Deficit
                                                                Common Stock                               Accumulated
                                                     Amount     ------------       Additional                during the   Deferred
                                                      Per                           Paid-In   Subscription  Development Compensation
                                                     Share       Shares    Amount   Capital    Receivable      Stage        Cost
                                                     -----       ------    ------   -------    ----------      -----        ----

Balance, December 31, 1993                                    236,276,991  $2,363  $3,416,070      $  -      $(2,854,076)    $  -

 Issuance of common stock, for consulting services    $.05      4,750,000      47     237,453         -                -        -
 Issuance of common stock, exercise of options         .08        400,000       4      31,996         -                -        -
 Issuance of common stock, exercise of options         .10        190,000       2      18,998         -                -        -
 Net loss, year ended December 31, 1994                                -        -           -         -         (440,837)       -
                                                              -----------  ------  ----------       ---      -----------      ---

Balance, December 31, 1994                                    241,616,991   2,416   3,704,517         -       (3,294,913)       -
                                                                                                      -
 Issuance of common stock, exercise of options         .05      3,333,333      33     166,633         -                -        -
 Issuance of common stock, exercise of options         .08      2,092,850      21     167,407         -                -        -
 Issuance of common stock, exercise of options         .10      2,688,600      27     268,833         -                -        -
 Issuance of common stock, for consulting services     .11      1,150,000      12     126,488         -                -        -
 Issuance of common stock, for consulting services     .14        300,000       3      41,997         -                -        -
 Net loss, year ended December 31, 1995                                 -       -           -         -         (401,884)       -
                                                              -----------  ------  ----------       ---      -----------      ---

Balance, December 31, 1995                                    251,181,774   2,512   4,475,875         -       (3,696,797)       -
                                                              -----------  ------  ----------       ---      -----------      ---

           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 1998


                                                                                                             Deficit
                                                            Common Stock                                   Accumulated
                                                  Amount    ------------         Additional                during the     Deferred
                                                    Per                           Paid-In    Subscription  Development  Compensation
                                                   Share     Shares      Amount   Capital     Receivable      Stage         Cost
                                                   -----     ------      ------   -------     ----------      -----         ----
Balance, December 31, 1995                                 251,181,774   $2,512   $4,475,875  $         -    $(3,696,797) $      -

 Issuance of common stock, exercise of options       .05     3,333,334       33      166,634            -              -         -
 Issuance of common stock, exercise of options       .08     1,158,850       12       92,696            -              -         -
 Issuance of common stock, exercise of options       .10     7,163,600       72      716,288            -              -         -
 Issuance of common stock, exercise of options       .11       170,000        2       18,698            -              -         -
 Issuance of common stock, exercise of options       .12     1,300,000       13      155,987            -              -         -
 Issuance of common stock, exercise of options       .18     1,400,000       14      251,986            -              -         -
 Issuance of common stock, exercise of options       .19       500,000        5       94,995            -              -         -
 Issuance of common stock, exercise of options       .20       473,500        5       94,695            -              -         -
 Issuance of common stock, for services rendered     .50       350,000        3      174,997            -              -         -
 Options granted                                                     -        -      760,500            -              -  (473,159)
 Subscription receivable                                             -        -            -      (19,000)             -         -
 Net loss, year ended December 31, 1996                              -        -            -            -     (1,154,740)        -
                                                           -----------   ------   ----------  -----------    -----------  --------

Balance, December 31, 1996                                 267,031,058    2,671    7,003,351      (19,000)    (4,851,537) (473,159)
                                                           -----------   ------   ----------  -----------    -----------  --------



         See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 1998


                                                                                                                          Deficit
                                                             Common Stock                                               Accumulated
                                                   Amount    ------------        Additional                 during the    Deferred
                                                    Per                           Paid-In     Subscription  Development Compensation
                                                   Share    Shares       Amount    Capital     Receivable      Stage        Cost
                                                   -----    ------       ------    -------     ----------      -----        ----

Balance, December 31, 1996                                  267,031,058  $ 2,671  $ 7,003,351  $ (19,000)  $(4,851,537)  $ (473,159)

 Issuance of common stock, exercise of options      .08       3,333,333       33      247,633          -             -            -
 Issuance of common stock, conversion of debt       .20       1,648,352       16      329,984          -             -            -
 Issuance of common stock, conversion of debt       .15         894,526        9      133,991          -             -            -
 Issuance of common stock, conversion of debt       .12       2,323,580       23      269,977          -             -            -
 Issuance of common stock, conversion of debt       .15       1,809,524       18      265,982          -             -            -
 Issuance of common stock, conversion of debt       .16         772,201        8      119,992          -             -            -
 Issuance of common stock, for services rendered    .41          50,000        -       20,500          -             -            -
 Issuance of common stock, for services rendered    .24         100,000        1       23,999          -             -            -
 Beneficial conversion feature, February debenture                    -        -      413,793          -             -            -
 Beneficial conversion feature, October debenture                     -        -    1,350,000          -             -            -
 Warrant costs, February debenture                                    -        -       37,242          -             -            -
 Warrant costs, October debenture                                     -        -      291,555          -             -            -
 Amortization of deferred compensation cost                           -        -            -          -             -      399,322
 Imputed interest on convertible debenture                            -        -        4,768          -             -            -
 Net loss, year ended December 31, 1997                               -        -            -          -    (4,141,729)           -
                                                            -----------  -------  -----------  ---------   -----------   ----------

Balance, December 31, 1997                                  277,962,574    2,779   10,512,767    (19,000)   (8,993,266)     (73,837)
                                                            -----------  -------  -----------  ---------   -----------   ----------

           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 1998


                                                                                                         Deficit
                                                          Common Stock                                 Accumulated
                                               Amount     ------------        Additional                during the     Deferred
                                                 Per                          Paid-In     Subscription  Development   Compensation
                                                Share    Shares      Amount    Capital      Receivable    Stage           Cost
                                                -----    ------      ------    -------      ----------    -----           ----
Balance, December 31, 1997                             277,962,574   $2,779  $10,512,767    $ (19,000) $ (8,993,266)   $ (73,837)

 Issuance of common stock, exercise of options   .12       295,000        3       35,397            -             -            -
 Issuance of common stock, conversion of debt    .13     1,017,011       10      132,990            -             -            -
 Issuance of common stock, conversion of debt    .14     2,512,887       25      341,225            -             -            -
 Issuance of common stock, conversion of debt    .15     5,114,218       51      749,949            -             -            -
 Issuance of common stock, conversion of debt    .22     1,498,884       15      335,735            -             -            -
 Issuance of common stock, conversion of debt    .23     1,870,869       19      424,981            -             -            -
 Amortization of deferred compensation cost                      -        -            -            -             -       14,767
 Net loss, three months ended March 31, 1998                     -        -            -            -    (1,097,838)           -
                                                       -----------   ------  -----------    ---------  ------------    ---------

Balance, March 31, 1998                                290,271,443   $2,902  $12,533,044    $ (19,000) $(10,091,104)   $ (59,070)
                                                       ===========   ======  ===========    =========  ============    =========




           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                                                                            Inception
                                                                            Three Months Ended            (February 20,
                                                                                 March 31,                   1984) to
                                                                                 ---------                   March 31,
                                                                          1998              1997                1998
                                                                          ----              ----                ----
Cash Flows from Operating Activities:
   Net loss                                                          $ (1,097,838)      $   (621,375)      $(10,091,104)
                                                                     ------------       ------------       ------------
   Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation and amortization                                    176,427              6,029            493,567
         Amortization of deferred interest cost on beneficial
            conversion feature of convertible debenture                   210,951            233,060          1,763,793
         Amortization of deferred compensation cost                        14,767             96,139            701,430
         Loss on sale of property and equipment                                --                 --              1,425
         Issuance of common stock for services                                 --             20,500          1,416,500
         Imputed interest on convertible debenture                             --                 --              4,768
         Changes in Operating Assets and Liabilities:
            Increase in other current assets                               (9,744)           (24,371)           (29,984)
            Increase in inventory                                              --                 --            (19,729)
            Increase in other assets                                      (33,267)          (154,395)          (562,937)
            Increase (decrease) in accounts                              (107,363)            (9,135)           274,443
               payable and accrued liabilities
            Decrease in customers deposits                                     --                 --             (7,800)
                                                                     ------------       ------------       ------------
               Total adjustments                                          251,771            167,827          4,035,476
                                                                     ------------       ------------       ------------
              Net cash used by operating activities                      (846,067)          (453,548)        (6,055,628)
                                                                     ------------       ------------       ------------

Cash Flows from Investing Activities:
   Purchase of investments                                                (94,000)                --         (5,471,932)
   Proceeds from sale of investments                                    2,512,902            618,647          4,905,932
   Expenditures for property and equipment                               (108,613)           (32,837)          (800,479)
   Proceeds from sale of property and equipment                                --                 --              1,200
                                                                     ------------       ------------       ------------
              Net cash provided (used) by investing activities         2,310,289            585,810         (1,365,279)
                                                                     ------------       ------------       ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of convertible debt                                  --          1,000,000          4,000,000
   Proceeds from sale of securities, net of issuance costs                 35,400            266,666          5,156,588
                                                                     ------------       ------------       ------------
              Net cash provided by financing activities                    35,400          1,266,666          9,156,588
                                                                     ------------       ------------       ------------

Net Increase in Cash and Cash Equivalents                               1,499,622          1,398,928          1,735,681
                                                                                                           ------------
Cash and Cash Equivalents, Beginning                                      236,059             42,396                 --
                                                                     ------------       ------------       ------------

Cash and Cash Equivalents, Ending                                    $  1,735,681       $  1,441,324       $  1,735,681
                                                                     ============       ============       ============



           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 1.  BASIS OF PRESENTATION

             The accompanying unaudited consolidated condensed financial statements at March 31, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 1998 and results of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months ended March 31, 1998 and 1997. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.


NOTE 2.  COMMITMENTS AND CONTINGENCIES

         GOING CONCERN

             The accompanying unaudited consolidated condensed financial statements at March 31, 1998 have been prepared in conformity with generally accepted accounting principles which contemplate the continuance of the Company as a going concern. The Company has suffered losses from operations during its operating history. The Company is dependent upon registration of RETICULOSE for sale before it can begin commercial operations. The Company's cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials required by the FDA. Management does not anticipate registration or other approval of RETICULOSE in the near future in the United States. Unless and until RETICULOSE is approved for sale in the United States or another industrially developed country, the Company may be dependent upon the continued sale of its securities and debt financing for funds to meet its cash requirements. Management intends to continue to sell the Company's securities in an attempt to mitigate the effects of its cash position; however, no assurance can be given that equity or debt financing, if and when required, will be available. In the event that such equity or debt financing is not available, in order to continue operations, management anticipates that they will have to defer their salaries. During 1997, the Company obtained debt financing and may seek additional debt financing if the need arises. No assurance can be given that the Company will be able to sustain its operations until FDA approval is granted or that any approval will ever be granted. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

         LACK OF PATENT PROTECTION

             The Company does not presently have a patent for RETICULOSE but the Company is currently applying for patents for RETICULOSE as a treatment for certain diseases. The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing a similar product. There can be no assurance that such patents, if obtained, will be enforceable.

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

             Pursuant to the Plata Agreement, the Company authorized the issuance to Plata of 5,000,000 shares of common stock and options to purchase an additional 5,000,000 shares at $.08 per share through July 9, 1994 (the "Plata Options") and 5,000,000 shares at $.10 per share through July 9, 1994 (the "Additional Plata Options"). Pursuant to several amendments, the Plata Options and the Additional Plata Options are exercisable through October 31, 1998 at an exercise price of $.14 and $.16, respectively. As of March 31, 1998, there are outstanding Plata Options to acquire 518,000 shares at $.14 per share and Additional Plata Options to acquire 858,100 shares at an exercise price of $.16 per share. Through March 31, 1998, the Company has received approximately $705,400 pursuant to the issuance of approximately 8 million shares in connection with the exercise of the Plata Options and the Additional Plata Options.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)




NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         TESTING AGREEMENTS (Continued)

         PLATA PARTNERS LIMITED PARTNERSHIP (Continued)

             In April 1998, an additional 300,000 shares were issued in connection with the exercise of Additional Plaza Options at $.14 per share.

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

             On January 3, 1992, TRM delivered to the Company the Results Paper. In accordance with the terms of the TRM Agreement, the Company has authorized the issuance to the shareholders and certain associated persons of TRM (1) an aggregate amount of 10,000,000 shares of the Company's common stock (the "TRM Shares") and (2) an option to acquire, at any time, for a period of five years from the date of issuance of the option, 10,000,000 shares of the Company's common stock at a purchase price of $.05 and $.08 per share (the "TRM Options"). As of March 31, 1998, 10,000,000 shares of common stock were issued pursuant to the exercise of the TRM Options for an aggregate exercise price of $600,000.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         TESTING AGREEMENTS (Continued)

         ARGENTINE AGREEMENT (Continued)

             Pursuant to the Argentine Agreement, the Company delivered $34,000 to DCT to cover out-of-pocket expenses associated with the Clinical Trials. The Argentine Agreement further provides that at the conclusion of the Clinical Trials, DCT shall cause Dr. Flichman to prepare and deliver a written report to the Company regarding the methodology and results of the Clinical Trials (the "Written Report"). In September 1996, the Written Report was delivered by Dr. Flichman to the Company. Upon delivery of the Written Report to the Company, the Company delivered to the principals of DCT options to acquire 2,000,000 shares of the Company's common stock for a period of one year from the date of the delivery of the Written Report, at a purchase price of $.20 per share. Pursuant to several amendments, the DCT options are exercisable through October 31, 1998 at an exercise price of $.21 per share. As of March 31, 1998, 473,500 shares of common stock were issued pursuant to the exercise of these options for an aggregate exercise price of approximately $95,000.

             Additionally, in April 1998, 10,000 shares were issued in connection with the exercise of options at $.20 per share.

             In June 1994, DCT SRL and the Company entered into an exclusive distribution agreement whereby the Company granted to DCT, subject to certain conditions, the exclusive right to market and sell RETICULOSE in Argentina, Bolivia, Paraguay, Uruguay, Brazil, and Chile (the "DCT Exclusive Distribution Agreement").

             In April 1996, the Company entered into an agreement with DCT (the HIV-HPV Agreement") whereby the Company agreed to provide to DCT or its assignees, up to $600,000 to cover the costs of a double blind placebo controlled study in approximately 150 patients to assess the efficacy of RETICULOSE for the treatment of persons diagnosed with the HIV virus (AIDS) and HPV (the "HIV-HPV Study").

             In connection with the HIV-HPV Agreement, the Company has advanced approximately $550,000 which is accounted for as a research and development expense. The amounts have been used to cover expenses associated with clinical activities of the HIV-HPV Study.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         TESTING AGREEMENTS (Continued)

         ARGENTINE AGREEMENT (Continued)

             In connection with the Herpes Study and the HPV Topical Study (collectively, the "Studies"), the Company has advanced approximately $58,000 and $128,000, respectively such expenses are accounted for a research and development expenses. The amounts expended have been used to cover expenses associated with pre-clinical activities. Neither the Herpes Study nor the HPV Topical Study has commenced.

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

             In May 1998, the Company entered into an agreement with DCT (the "Rheumatoid Arthritis Agreement") whereby the Company agreed to provide DCT or its assignees, up to $94,950 to cover the costs of a controlled study in 30 patients to determine the efficacy of RETICULOSE for the treatment of rheumatoid arthritis in humans.

         BARBADOS STUDY

             A double blind study assessing the efficacy of the Company's drug RETICULOSE in 43 human patients diagnosed with HIV (AIDS) is being conducted at the Queen Elizabeth Hospital, Bridgetown, Barbados (the "Barbados Study"). As of March 31, 1998, the Company has expended approximately $355,000 to cover the costs of the Barbados Study. Based on information received from the coordinators of the Barbados Study, the Company is uncertain as to the costs to be incurred in connection with the Barbados Study and has not been informed as to when results from the Barbados Study will be forthcoming. In December 1996, the Company received from the coordinators of the Barbados Study, a written summary of preliminary results of the Barbados Study (the "Written Summary").

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

         TOPICAL SAFETY STUDY

             As of March 31, 1998, the Company advanced approximately $130,000 towards a total of $150,000 for a topical safety study to be conducted in the United States for the topical use of RETICULOSE for the treatment of HPV and herpes.

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

             In connection with the consulting agreement, the Company issued to Dr. Hirschman 1,000,000 shares of the Company's common stock and the option to acquire 5,000,000 shares of the Company's common stock for a period of three years as per the vesting schedule as referred to in the agreement, at a purchase price of $.18 per share. In addition and in connection with entering into the consulting agreement with Dr. Hirschman, the Company issued to a person unaffiliated with the Company, 100,000 shares of the Company's common stock, and an option to acquire for a period of one year, from June 1, 1995, an additional 500,000 shares at a purchase price of $.18 per share. As of March 31, 1998, 900,000 shares have been issued upon exercise of these options for cash consideration of $162,000 under this Agreement.

             In March 1996, the Company entered into an addendum to the consulting agreement with Dr. Hirschman whereby Dr. Hirschman agreed to provide consulting services to the Company through May 2000 (the "Addendum"). Pursuant to the Addendum, the Company granted to Dr. Hirschman and his designees options to purchase an aggregate of 15,000,000 shares of the Company's common stock for a three year period pursuant to the following schedule: (i) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1996 and ending March 23, 1999 at an exercise price of $.19 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; (ii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1997 and ending March 23, 1999 at an exercise price of $.27 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; and (iii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1998 and ending March 23, 1999 at an exercise price of $.36 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman. In addition, the Company has agreed to cause the shares underlying these options to be registered so long as there is no cost to the Company. As of March 31, 1998, 500,000 shares of common stock were issued pursuant to the exercise of stock options by Richard Rubin. Mr. Rubin has, from time to time in the past, advised the Company on matters unrelated to his consultation with Dr. Hirschman.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AGREEMENTS (Continued)

         HIRSCHMAN AGREEMENT (Continued)

             In November 1997, Dr. Hirschman assigned to Henry Kamioner, a consultant to Dr. Hirschman, options to acquire 1,500,000 shares (500,000 at $19,500,000 at $.27 and 500,000 at $.36).

             On October 14, 1996, the Company and Dr. Hirschman entered into an agreement (the "Employment Agreement") whereby Dr. Hirschman has agreed to serve as the President and Chief Executive Officer of the Company for a period of three years, subject to earlier termination by either party, either for cause as defined in and in accordance with the provisions of the Employment Agreement, or if the Company do not receive on or prior to December 31, 1997, funding of $3,000,000 from sources other than traditional institutional/bank debt financing or proceeds from the purchase by Dr. Hirschman of the Company's securities, including, without limitation, the exercise of Dr. Hirschman of outstanding stock options. Pursuant to the Employment Agreement, Dr. Hirschman is entitled to receive an annual base salary of $325,000, use of an automobile, major medical, term life, disability and dental insurance benefits for the term of his employment. The Employment Agreement further provides that Dr. Hirschman shall be nominated by the Company to serve as a member of the Company's Board of Directors and that Bernard Friedland and William Bregman will vote in favor of Dr. Hirschman as a director of the Company, for the duration of Dr. Hirschman's employment, and since October 1996, Dr. Hirschman has served as a member of the Company's Board of Directors.

             On February 18, 1998, the Board of Directors authorized a $100,000 bonus to Dr. Hirschman and granted options to acquire 23,000,000 shares of stock at $0.27 per option share provided that the Company is granted FDA approval for testing in the United States.

         COHEN AGREEMENTS

             In September 1992, the Company entered into a one year consulting agreement with Leonard Cohen (the "September 1992 Cohen Agreement"). The September 1992 Cohen Agreement required that Mr. Cohen provide certain consulting services to the Company in exchange for the Company's issuing to Mr. Cohen 1,000,000 shares of common stock (the "September 1992 Cohen Shares"), 500,000 of which were issuable upon execution of the September 1992 Cohen Agreement and the remaining 500,000 shares of which were issuable upon Mr. Cohen completing 50 hours of consulting service to the Company. The Company issued the first 500,000 shares to Mr. Cohen in October 1992 and the remaining 500,000 shares to Mr. Cohen in February 1993. Further pursuant to the September 1992 Cohen Agreement, the Company granted to Mr. Cohen the option to acquire, at any time and from time to time through September 10, 1993 (which date has been extended through October 31, 1998), the option to acquire 3,000,000 shares of common stock of the Company at an exercise price of $.09 per share (which exercise price has been increased to $.15 per share) (the "September 1992 Cohen Options"). As of March 31, 1998, 1,300,000 of the September 1992 Cohen Options have been exercised for cash consideration of $156,000.

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

             In July 1994, in consideration for services related to the introduction, negotiation and execution of a distribution agreement the Company issued: (i) to Mr. Cohen, an additional 2,500,000 shares (the "April 1994 Cohen Shares") and (ii) to each of Elliot Bauer and Lee Rizzuto, 625,000 shares (the "Bauer and Rizzuto Shares") as well as options to acquire an additional 5,000,000 shares each at $.10 per share exercisable through May 1, 1996 (the "Bauer and Rizzuto Options"). The Company has been informed that Messrs. Cohen, Bauer and Rizzuto are principals of a firm which has been granted certain distribution rights, which were terminated on May 31, 1995. Through March 31, 1998, 2,855,000 shares were issued pursuant to the exercise of the Bauer and Rizzuto Options for an aggregate exercise price of $285,500. Mr. Rizzuto sold all of his shares and all shares underlying his options. Pursuant to several amendments, the remaining Bauer options are exercisable through October 31, 1998 at an option price of $.13. The Company agreed to issue to Cohen an additional 300,000 shares in 1995 at a time when the shares were valued at $.14 per share, in consideration for expenditures incurred by Mr. Cohen in connection with securing for the benefit of the Company and the affiliated distributor, the continued services of a doctor.

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

         Additionally, pursuant to one of the distributions agreements, the Company granted the distributor the right to acquire 3,000,000 shares of the Company's common stock at a purchase price of $.25 (which has been increased to $.26) upon the completion of certain tests and the publication of a paper with respect to such tests.


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



NOTE 3.  CONVERTIBLE DEBENTURES (Continued)

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  CONVERTIBLE DEBENTURES (Continued)

         On March 31, 1998, RBB exercised its right to convert $425,000 of the principal amount of the October Debenture into 1,870,869 shares of the Company's common stock at a conversion price of $.2299 per share.

         In May 1998, RBB exercised its right to covert $275,000 of the principal amount of the October Debenture into 11,491,485 shares of the Company's common stock at a conversion price of $.18438 per share.

         In connection with the issuance of the October Debenture, the Company issued to RBB three warrants (the "October warrants") to purchase Common Stock, each such October warrant entitling the holder to purchase, from the date of grant through August 30, 2007, 600,000 shares of the Common Stock. The exercise price of the three October warrants are $0.20, $0.23 and $0.27 per warrant share, respectively. The fair value of the three October warrants was established to be $106,571 ($.178 per warrant), $97,912 ($.163 per warrant) and $87,472
         ($.146 per warrant), respectively, based upon a financial analysis of the terms of the warrants using the Black Sholes Pricing Model. This amount has been reflected in the accompanying financial statements as a discount on the convertible debenture, with a corresponding credit to additional paid-in capital, and is being amortized to interest expense over the expected term of the notes which at December 31, 1997 was 120 months.

         Based on the terms for conversion associated with the October Debenture, there is an intrinsic value associated with the beneficial conversion feature of $1,350,000. This amount has been treated as deferred interest expense and recorded as a reduction of the convertible debenture liability with a corresponding credit to additional paid-in capital and is being amortized to interest expense over the period from October 8, 1997 (date of debenture) to February 24, 1998 (date the debenture is fully convertible). The interest expense relative to this item was $1,139,049 for 1997 and $210,951 during the quarter ended March 31,1998.

            Unpaid principal balance of October debenture    $895,000
            Less unamortized discount                         276,957
                                                             --------
            Convertible debenture, net                       $618,043
                                                             ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 and the Consolidated Condensed Financial Statements and the related Notes to Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

         For the three month periods ended March 31, 1998 and March 31, 1997, the Company incurred losses of $1,097,838 ($0.00 per share) and $621,375 ($0.00 per share). The Company's increased losses during 1998 are principally due to increased general and administrative expense ($505,414 for the three months ended March 31, 1998 vs. $326,838 for the three months ended March 31, 1997) primarily resulting from the employment of additional research professionals and rent and operating costs associated with the Yonkers, New York office and laboratory; amortization of loan costs related to the October Debenture (discussed below) included in depreciation and amortization ($153,611 for the three months ended March 31, 1998 vs. $0 for the three months ended March 31,
1997); and increased research and development expense (approximately $170,146 for the three months ended March 31, 1998 vs. approximately $70,214 for the three months ended March 31, 1997). Administrative expenses and the lack of sales revenues also contribute to the Company's losses.

         There were sales of $0 and $303, respectively, during the three month periods ended March 31, 1998 and March 31, 1997. All sales during these periods resulted from distributors purchasing RETICULOSE for testing purposes. Interest income was $29,297 and $14,610 for the three month periods ended March 31, 1998 and March 31, 1997.

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

LIQUIDITY

         As of March 31, 1998, and December 31, 1997, the Company had current liquid assets (cash and cash equivalents and investments) of $2,301,681 and $3,220,961, respectively. As of March 31, 1998, and December 31, 1997, the Company had total assets of $3,253,058 and $4,189,842, respectively. The decrease in liquid assets and total assets was primarily attributable to the increased expenditures for research and development and increased general and administrative expenses

(including rent and payroll).  See "--Capital Resources."

         During the three month period ended March 31, 1998, the Company expended approximately $108,000 for leasehold improvements and furniture and equipment at the Company's Yonkers, New York office.

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

         The October Debenture is not convertible until November 26, 1997, is convertible only to the extent of $750,000 from November 26, 1997 through December 26, 1997, is convertible only to the extent of $1,500,000 (less any amounts previously converted) from December 26, 1997 through January 25, 1998 and is convertible only to the extent of $2,250,000 (less any amounts previously converted) from January 25, 1998 through February 24, 1998 and is fully convertible after February 24, 1998. In connection with the issuance by the Company of the October Debenture, the Company paid to Interfi the sum of $210,000. As of March 31, 1998, $895,000 of the October Debenture had not yet been converted by RBB.

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

         Based on the terms for conversion associated with the October Debenture, there is an intrinsic value associated with the beneficial conversion feature of $1,350,000. This amount has been amortized to interest expense with a corresponding credit to additional paid-in capital.

         If the FDA or other approvals are obtained, of which there can be no assurance, funds must be budgeted by the Company from the exercise of options and the Warrants, potential grants and/or additional equity, the availability of which funds there can be no assurance.

         The Company is currently expending approximately $250,000 per month, which expenses include salaries, rent, professional fees, license fees and taxes, research and development, and travel, principally between the Company's two offices and its Bahamian facility, and anticipates that it can continue operations for at least nine months with its current liquid assets, if no Common Stock purchase options or Warrants are exercised. If all of the outstanding options are exercised, the Company will receive net proceeds of approximately $6,660,510. Those proceeds will contribute to general and administrative and working capital and will permit the Company to substantially increase its budget for research and development and clinical trials and testing and to operate at significantly increased levels of operation, assuming RETICULOSE receives approvals and prospects for sales increase to justify such increased levels of operation, of which there can be no assurance. However, there can be no assurance that any additional options will be exercised. The recent prevailing market price for shares of Common Stock has been above the exercise prices of certain of the outstanding options. However, there can be no assurance that the recent trading levels will be sustained or that any additional options will be exercised. In the event that less than 25% or none of the outstanding options are exercised, and no other additional financing is obtained by the Company, in order for the Company to achieve the level of operations contemplated by management, management anticipates that it will have to limit intentions to expand operations beyond current levels which involve expenditures of $250,000 per month. The Company is currently seeking debt financing, licensing agreements, joint ventures and other sources of financing. There can be no assurance that such additional sources of financing will be found. There can be no assurance that any of the Company's distributors will ever obtain regulatory approvals to test or market RETICULOSE in any territory. In the event that financing is not available, in order to continue operations, management anticipates that they will have to defer their salaries. Management does not believe that, at present, debt or equity financing will be readily obtainable on favorable terms unless and until FDA approval for Phase I clinical testing is granted or comparable approval is obtained from another developed or developing country. Because of the uncertainties involved in the process of gaining approval for commercial drug use on humans, no assurance can be given that the Company will be able to sell RETICULOSE. For a discussion of the risk of relocation of the manufacturing facility of the Company's subsidiary, see "-- Liquidity."

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

         The Company is involved in minor litigation, none of which is considered by management to be material to its business or, if adversely determined, would have a material adverse effect on the Company's financial condition.

Item 2. Changes in Securities and Use of Proceeds

         During January 1998, RBB exercised its right to convert $133,000 and $341,250 of the principal amount of the October Debenture into 1,016,043 and 2,512,887 shares of the Company's common stock at a conversion price of$.1309 and $.1358 per share, respectively. On February 26, 1998 and March 19, 1998, RBB exercised its right to convert $750,000 and $335,750 of the principal amount of the October Debenture into 5,114,175 and 1,498,884 shares of the Company's common stock at a conversion price of $.14665 and $.224 per share, respectively. On March 31, 1998, RBB exercise its right to convert $425,000 of the principal amount of the October Debenture into 1,870,869 shares of the Company's common stock at a conversion price of $.2229 per share.

         During the three months ended March 31, 1998, 295,000 options granted to Plata Partners Limited Partnership (the "Plata Options") were exercised at $.12 per share for a total of $35,400.
In addition, during the three months ended March 31, 1998:

         (i) the Company amended the terms of certain options granted to Plata Partners Limited Partnership (the "Plata Options" and the "Additional Plata Options"), whereby the Company offered and the holders of the Plata Options and the Additional Plata Options accepted offers to further extend the exercise date of the Plata Options and the Additional Plata Options through October 31, 1998 in consideration for an increase in the exercise price to $.14 per option share as to the Plata Options and $.16 per option share as to the Additional Plata Options;

         (ii) the Company amended the terms of certain options granted to DCT S.R.L. (the "DCT Options"), whereby the Company offered and the holders of the DCT Options accepted offers to further extend the exercise date of the DCT Options through October 31, 1998 in consideration for an increase in the exercise price to $.21 per option share;

         (iii) the Company amended the terms of certain options granted to Commonwealth Pharmaceuticals (the "Commonwealth Options") to increase the exercise price to $.26 per option share;

         (iv) the Company amended the terms of certain options granted to Leonard Cohen (the "September 1992 Cohen Options"), whereby the Company offered and Mr.

         Cohen accepted an offer to further extend the exercise date of the September 1992 Cohen Options through October 31, 1998 in consideration for an increase in the exercise price to $.15 per option share; and

         (v) the Company amended the terms of certain options granted to Elliot Bauer (the "Bauer Options"), whereby the Company offered and Mr. Bauer accepted an offer to further extend the exercise date of the Bauer Options through October 31, 1998 in consideration for an increase in the exercise price to $.13 per option share.



Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to Vote of Security Holders

         During the first quarter ended March 31, 1998, no matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  Number            Description
                  ------            -----------
                  27                Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K.

                  During the three-month period ending March 31, 1998, no Current Reports on Form 8-K were filed.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ADVANCED VIRAL RESEARCH CORP.

Date: May 13, 1998                     By: /s/  William Bregman
                                           -----------------------------------
                                                William Bregman,
                                                Duly Authorized Officer
                                                and Principal Financial
                                                and Accounting Officer