Form 10-Q
period 1998-06-30
ADVANCED VIRAL RESEARCH CORP
filed 1998-08-14
CIK 786623

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to ____________.


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


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock, par value $.00001 per share as of August 12, 1998 was 296,322,907.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1998

                                TABLE OF CONTENTS



                                                                                                              PAGE
                                                                                                              ----
PART I.       FINANCIAL INFORMATION (UNAUDITED)

     Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets,
                      June 30, 1998 and December 31, 1997..................................................  1

                  Consolidated Condensed Statements of Operations for the
                      Three and Six Months Ended June 30, 1998 and 1997 and
                      from Inception (February 20, 1984) to June 30, 1998 .................................  2

                  Consolidated Condensed Statements of Stockholders' Equity
                      from Inception (February 20, 1984) to June 30, 1998 .................................  3

                  Consolidated Condensed Statements of Cash Flows for the
                      Six Months Ended June 30, 1998 and 1997 and from
                      Inception (February 20, 1984) to June 30, 1998 .....................................  10

                  Notes to Consolidated Condensed Financial Statements ...................................  11

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................................................  23

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................  28

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings...........................................................................  28
     Item 2.  Changes in Securities and Use of Proceeds...................................................  28
     Item 3.  Defaults Upon Senior Securities.............................................................  29
     Item 4.  Submission of Matters to Vote of Security Holders...........................................  29
     Item 5.  Other Information...........................................................................  29
     Item 6.  Exhibits And Reports on Form 8-K............................................................  29

SIGNATURES ...............................................................................................  29


                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                                      Condensed
                                                                                                       from
                                                                                                      Audited
                                                                                                     Financial
                                                                                    June 30,         Statements
                                                                                     1998           December 31,
                                                                                  (Unaudited)           1997
                                                                                 ------------       ------------
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                                     $  1,130,364       $    236,059
   Investments                                                                        378,000          2,984,902
   Inventory                                                                           19,729             19,729
   Other current assets                                                                23,622             20,240
                                                                                 ------------       ------------
         Total current assets                                                       1,551,715          3,260,930

Property and Equipment                                                                752,897            485,661

Other Assets                                                                          285,418            443,251
                                                                                 ------------       ------------

         Total assets                                                            $  2,590,030       $  4,189,842
                                                                                 ============       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities                                      $    275,407       $    375,606
                                                                                 ------------       ------------
         Total current liabilities                                                    275,407            375,606
                                                                                 ------------       ------------

Convertible Debenture, Net                                                                 --          2,384,793
                                                                                 ------------       ------------

Commitments and Contingencies                                                              --                 --

Stockholders' Equity:
   Common stock; 1,000,000,000 shares of $.00001 par value authorized,
      296,122,907 and 277,962,574 shares issued and outstanding                         2,961              2,779
   Additional paid-in capital                                                      13,617,985         10,512,767
   Subscription receivable                                                            (19,000)           (19,000)
   Deficit accumulated during the development stage                               (11,243,020)        (8,993,266)
   Deferred compensation cost                                                         (44,303)           (73,837)
                                                                                 ------------       ------------
         Total stockholders' equity                                                 2,314,623          1,429,443
                                                                                 ------------       ------------
         Total liabilities and stockholders' equity                              $  2,590,030       $  4,189,842
                                                                                 ============       ============


           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                                                                                                                     Inception
                                                                                                                   (February 20,
                                             Three Months Ended                    Six Months Ended                   1984) to
                                                   June 30,                             June 30,                      June 30,
                                     ---------------------------------    ---------------------------------       -------------
                                          1998                1997             1998                1997                 1998
                                     -------------       -------------    -------------       -------------       -------------
Revenues:
   Sales                             $          --       $       1,975    $          --       $       2,278       $     194,319
   Interest                                 27,926              20,369           57,223              34,979             514,477
   Other income                                 --                  --              100                  --             119,900
                                     -------------       -------------    -------------       -------------       -------------
                                            27,926              22,344           57,323              37,257             828,696
                                     -------------       -------------    -------------       -------------       -------------

Costs and Expenses:
   Research and development                210,618             124,459          380,764             194,673           2,304,775
   General and administrative              572,845             425,176        1,078,259             752,161           6,973,169
   Depreciation and amortization           365,396              55,792          541,823              61,511             851,665
   Interest                                 30,983             181,664          306,231             415,034           1,942,107
                                     -------------       -------------    -------------       -------------       -------------
                                         1,179,842             787,091        2,307,077           1,423,379          12,071,716
                                     -------------       -------------    -------------       -------------       -------------

Net Loss                             $  (1,151,916)      $    (764,747)   $  (2,249,754)      $  (1,386,122)      $ (11,243,020)
                                     =============       =============    =============       =============       =============

Net Loss Per Share of
   Common Stock - Basic              $        (.00)      $        (.00)   $        (.01)      $        (.01)      $        (.00)
                                     =============       =============    =============       =============       =============

Net Loss Per Share of
   Common Stock - Diluted            $        (.00)      $        (.00)   $        (.01)      $        (.01)
                                     =============       =============    =============       =============

Weighted Average Number of
   Common Shares Outstanding           282,767,657         269,261,569      282,767,657         269,261,569
                                     =============       =============    =============       =============


           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 1998

                                                                            Common Stock                                  Deficit
                                                               --------------------------------------                   Accumulated
                                                               Amount                                     Additional     during the
                                                                Per                                        Paid-In      Development
                                                               Share        Shares          Amount         Capital         Stage
                                                             ---------    -----------   -------------   -------------   -----------
Balance, inception (February 20, 1984)
  as previously reported                                                           --   $       1,000   $          --    $ (1,000)

Adjustment for pooling of interests                                                --          (1,000)          1,000          --
                                                                          -----------   -------------   -------------    --------

Balance, inception, as restated                                                    --              --           1,000      (1,000)

   Net loss, period ended December 31, 1984                                        --              --              --     (17,809)
                                                                          -----------   -------------   -------------    --------
Balance, December 31, 1984                                                         --              --           1,000     (18,809)

   Issuance of common stock for cash                       $      .00     113,846,154           1,138             170          --
   Net loss, year ended December 31, 1985                                          --              --              --     (25,459)
                                                                          -----------   -------------   -------------    --------

Balance, December 31, 1985                                                113,846,154           1,138           1,170     (44,268)

   Issuance of common stock - public offering                     .01      40,000,000             400         399,600          --
   Issuance of underwriter's warrants                                              --              --             100          --
   Expenses of public offering                                                     --              --        (117,923)         --
   Issuance of common stock, exercise of "A" warrants             .03         819,860               9          24,587          --
   Net loss, year ended December 31, 1986                                          --              --              --    (159,674)
                                                                          -----------   -------------   -------------    --------

Balance, December 31, 1986                                                154,666,014           1,547         307,534    (203,942)
                                                                          -----------   -------------   -------------    --------



           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 1998

                                                                     Common Stock                                       Deficit
                                                           ----------------------------------                         Accumulated
                                                           Amount                                    Additional        during the
                                                            Per                                        Paid-In        Development
                                                           Share       Shares          Amount          Capital           Stage
                                                           ------    -----------       ------        ---------        -----------


Balance, December 31, 1986                                           154,666,014       $ 1,547      $   307,534       $  (203,942)

   Issuance of common stock, exercise of "A" warrants      $  .03     38,622,618           386        1,158,321                --
   Expenses of stock issuance                                                 --            --          (11,357)               --
   Acquisition of subsidiary for cash                                         --            --          (46,000)               --
   Cancellation of debt due to stockholders                                   --            --           86,565                --
   Net loss, period ended December 31, 1987                                   --            --               --          (258,663)
                                                                     -----------       -------        ---------        ----------
Balance, December 31, 1987                                           193,288,632         1,933        1,495,063          (462,605)

   Net loss, year ended December 31, 1988                                     --            --               --          (199,690)
                                                                     -----------       -------        ---------        ----------
Balance, December 31, 1988                                           193,288,632         1,933        1,495,063          (662,295)

   Net loss, year ended December 31, 1989                                     --            --               --          (270,753)
                                                                     -----------       -------        ---------        ----------
Balance, December 31, 1989                                           193,288,632         1,933        1,495,063          (933,048)

   Issuance of common stock, expiration of redemption
      offer on "B" warrants                                   .05      6,729,850            67          336,475                --
   Issuance of common stock, exercise of "B" warrants         .05        268,500             3           13,422                --
   Issuance of common stock, exercise of "C" warrants         .08         12,900            --            1,032                --
   Net loss, year ended December 31, 1990                                     --            --               --          (267,867)
                                                                     -----------       -------        ---------        ----------
Balance, December 31, 1990                                           200,299,882         2,003        1,845,992        (1,200,915)
                                                                     -----------       -------        ---------        ----------


           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 1998

                                                                            Common Stock                              Deficit
                                                                  ----------------------------------                Accumulated
                                                                  Amount                               Additional   during the
                                                                    Per                                 Paid-In     Development
                                                                   Share        Shares        Amount    Capital        Stage
                                                                  -------   -------------    -------  -----------  ------------

Balance, December 31, 1990                                                    200,299,882    $ 2,003  $ 1,845,992  $ (1,200,915)

   Issuance of common stock, exercise of "B" warrants              $  .05          11,400         --          420            --
   Issuance of common stock, exercise of "C" warrants                 .08           2,500         --          200            --
   Issuance of common stock, exercise of underwriters warrants       .012       3,760,000         38       45,083            --
   Net loss, year ended December 31, 1991                                              --         --           --      (249,871)
                                                                            -------------    -------  -----------  ------------

Balance, December 31, 1991                                                    204,073,782      2,041    1,891,695    (1,450,786)

   Issuance of common stock, for testing                            .0405      10,000,000        100      404,900            --
   Issuance of common stock, for consulting services                 .055         500,000          5       27,495            --
   Issuance of common stock, exercise of "B" warrants                 .05       7,458,989         75      372,875            --
   Issuance of common stock, exercise of "C" warrants                 .08       5,244,220         52      419,487            --
   Expenses of stock issuance                                                                              (7,792)
   Net loss, year ended December 31, 1992                                              --         --           --      (839,981)
                                                                            -------------    -------  -----------  ------------

Balance, December 31, 1992                                                    227,276,991      2,273    3,108,660    (2,290,767)

   Issuance of common stock, for consulting services                 .055         500,000          5       27,495            --
   Issuance of common stock, for consulting services                  .03       3,500,000         35      104,965            --
   Issuance of common stock, for testing                             .035       5,000,000         50      174,950            --
   Net loss, year ended December 31, 1993                                              --         --           --      (563,309)
                                                                            -------------    -------  -----------  ------------

Balance, December 31, 1993                                                  $ 236,276,991    $ 2,363  $ 3,416,070  $ (2,854,076)
                                                                            -------------    -------  -----------  ------------



           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 1998

                                                                 Common Stock
                                                       --------------------------------
                                                        Amount                            Additional
                                                         Per                                Paid-In     Subscription
                                                        Share      Shares       Amount      Capital      Receivable
                                                       -------   -----------  ---------   ------------  ------------
Balance, December 31, 1993                                       236,276,991  $   2,363   $  3,416,070   $     --

   Issuance of common stock, for consulting services   $  .05      4,750,000         47        237,453         --
   Issuance of common stock, exercise of options          .08        400,000          4         31,996         --
   Issuance of common stock, exercise of options          .10        190,000          2         18,998         --
   Net loss, year ended December 31, 1994                                 --         --             --         --
                                                                 -----------  ---------   ------------   --------

Balance, December 31, 1994                                       241,616,991      2,416      3,704,517         --
   Issuance of common stock, exercise of options          .05      3,333,333         33        166,633         --
   Issuance of common stock, exercise of options          .08      2,092,850         21        167,407         --
   Issuance of common stock, exercise of options          .10      2,688,600         27        268,833         --
   Issuance of common stock, for consulting services      .11      1,150,000         12        126,488         --
   Issuance of common stock, for consulting services      .14        300,000          3         41,997         --
   Net loss, year ended December 31, 1995                                 --         --             --         --
                                                                 -----------  ---------   ------------   --------
Balance, December 31, 1995                                       251,181,774      2,512      4,475,875         --
                                                                 -----------  ---------   ------------   --------



                                                         Deficit
                                                       Accumulated
                                                        during the         Deferred
                                                        Development      Compensation
                                                           Stage             Cost
                                                       ------------      -----------
Balance, December 31, 1993                             $ (2,854,076)     $      --

   Issuance of common stock, for consulting services             --             --
   Issuance of common stock, exercise of options                 --             --
   Issuance of common stock, exercise of options                 --             --
   Net loss, year ended December 31, 1994                  (440,837)            --
                                                       ------------      ---------
Balance, December 31, 1994                               (3,294,913)            --
   Issuance of common stock, exercise of options                 --             --
   Issuance of common stock, exercise of options                 --             --
   Issuance of common stock, exercise of options                 --             --
   Issuance of common stock, for consulting services             --             --
   Issuance of common stock, for consulting services             --             --
   Net loss, year ended December 31, 1995                  (401,884)            --
                                                       ------------      ---------
Balance, December 31, 1995                               (3,696,797)            --
                                                       ------------      ---------





           See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 1998


                                                                                Common Stock
                                                                   ---------------------------------------
                                                                   Amount                                        Additional
                                                                     Per                                          Paid-In
                                                                    Share      Shares            Amount           Capital
                                                                   -------   -----------      ------------      ------------
Balance, December 31, 1995                                                   251,181,774      $      2,512      $  4,475,875

   Issuance of common stock, exercise of options                      .05      3,333,334                33           166,634
   Issuance of common stock, exercise of options                      .08      1,158,850                12            92,696
   Issuance of common stock, exercise of options                      .10      7,163,600                72           716,288
   Issuance of common stock, exercise of options                      .11        170,000                 2            18,698
   Issuance of common stock, exercise of options                      .12      1,300,000                13           155,987
   Issuance of common stock, exercise of options                      .18      1,400,000                14           251,986
   Issuance of common stock, exercise of options                      .19        500,000                 5            94,995
   Issuance of common stock, exercise of options                      .20        473,500                 5            94,695
   Issuance of common stock, for services rendered                    .50        350,000                 3           174,997
   Options granted                                                                    --                --           760,500
   Subscription receivable                                                            --                --                --
   Net loss, year ended December 31, 1996                                             --                --                --
                                                                             -----------      ------------      ------------

Balance, December 31, 1996                                                   267,031,058             2,671         7,003,351
                                                                             -----------      ------------      ------------



                                                                                       Deficit
                                                                                     Accumulated
                                                                                      during the         Deferred
                                                                   Subscription       Development      Compensation
                                                                    Receivable           Stage             Cost
                                                                   ------------       ------------     ------------
Balance, December 31, 1995                                         $         --       $ (3,696,797)      $     --

   Issuance of common stock, exercise of options                             --                 --             --
   Issuance of common stock, exercise of options                             --                 --             --
   Issuance of common stock, exercise of options                             --                 --             --
   Issuance of common stock, exercise of options                             --                 --             --
   Issuance of common stock, exercise of options                             --                 --             --
   Issuance of common stock, exercise of options                             --                 --             --
   Issuance of common stock, exercise of options                             --                 --             --
   Issuance of common stock, exercise of options                             --                 --             --
   Issuance of common stock, for services rendered                           --                 --             --
   Options granted                                                           --                 --       (473,159)
   Subscription receivable                                              (19,000)                --             --
   Net loss, year ended December 31, 1996                                    --         (1,154,740)            --
                                                                   ------------       ------------       --------

Balance, December 31, 1996                                              (19,000)        (4,851,537)      (473,159)
                                                                   ------------       ------------       --------


           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 1998


                                                                                 Common Stock
                                                                   -----------------------------------------
                                                                    Amount                                         Additional
                                                                     Per                                             Paid-In
                                                                    Share        Shares            Amount            Capital
                                                                   ---------   -----------      ------------        ----------
Balance, December 31, 1996                                                     267,031,058      $      2,671      $  7,003,351

   Issuance of common stock, exercise of options                        .08      3,333,333                33           247,633
   Issuance of common stock, conversion of debt                         .20      1,648,352                16           329,984
   Issuance of common stock, conversion of debt                         .15        894,526                 9           133,991
   Issuance of common stock, conversion of debt                         .12      2,323,580                23           269,977
   Issuance of common stock, conversion of debt                         .15      1,809,524                18           265,982
   Issuance of common stock, conversion of debt                         .16        772,201                 8           119,992
   Issuance of common stock, for services rendered                      .41         50,000                --            20,500
   Issuance of common stock, for services rendered                      .24        100,000                 1            23,999
   Beneficial conversion feature, February debenture                                    --                --           413,793
   Beneficial conversion feature, October debenture                                     --                --         1,350,000
   Warrant costs, February debenture                                                    --                --            37,242
   Warrant costs, October debenture                                                     --                --           291,555
   Amortization of deferred compensation cost                                           --                --                --
   Imputed interest on convertible debenture                                            --                --             4,768
   Net loss, year ended December 31, 1997                                               --                --                --
                                                                               -----------      ------------        ----------
Balance, December 31, 1997                                                     277,962,574             2,779        10,512,767
                                                                               -----------      ------------        ----------


                                                                                        Deficit
                                                                                     Accumulated
                                                                                       during the         Deferred
                                                                   Subscription       Development       Compensation
                                                                    Receivable           Stage              Cost
                                                                   ------------       ------------       ----------
Balance, December 31, 1996                                         $    (19,000)      $ (4,851,537)      $ (473,159)

   Issuance of common stock, exercise of options                             --                 --               --
   Issuance of common stock, conversion of debt                              --                 --               --
   Issuance of common stock, conversion of debt                              --                 --               --
   Issuance of common stock, conversion of debt                              --                 --               --
   Issuance of common stock, conversion of debt                              --                 --               --
   Issuance of common stock, conversion of debt                              --                 --               --
   Issuance of common stock, for services rendered                           --                 --               --
   Issuance of common stock, for services rendered                           --                 --               --
   Beneficial conversion feature, February debenture                         --                 --               --
   Beneficial conversion feature, October debenture                          --                 --               --
   Warrant costs, February debenture                                         --                 --               --
   Warrant costs, October debenture                                          --                 --               --
   Amortization of deferred compensation cost                                --                 --          399,322
   Imputed interest on convertible debenture                                 --                 --               --
   Net loss, year ended December 31, 1997                                    --         (4,141,729)              --
                                                                   ------------       ------------       ----------
Balance, December 31, 1997                                              (19,000)        (8,993,266)         (73,837)
                                                                   ------------       ------------       ----------



           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 1998


                                                                                Common Stock
                                                                 ---------------------------------------
                                                                 Amount                                        Additional
                                                                   Per                                           Paid-In
                                                                  Share       Shares           Amount            Capital
                                                                 -------   -----------      ------------      ------------
Balance, December 31, 1997                                                 277,962,574      $      2,779      $ 10,512,767

   Issuance of common stock, exercise of options                    .12        295,000                 3            35,397
   Issuance of common stock, exercise of options                    .14        500,000                 5            69,995
   Issuance of common stock, exercise of options                    .16        250,000                 3            39,997
   Issuance of common stock, exercise of options                    .20         10,000                --             2,000
   Issuance of common stock, exercise of options                    .26        300,000                 3            77,997
   Issuance of common stock, conversion of debt                     .13      1,017,011                10           132,990
   Issuance of common stock, conversion of debt                     .14      2,512,887                25           341,225
   Issuance of common stock, conversion of debt                     .15      5,114,218                51           749,949
   Issuance of common stock, conversion of debt                     .18      1,491,485                15           274,985
   Issuance of common stock, conversion of debt                     .19      3,299,979                33           619,967
   Issuance of common stock, conversion of debt                     .22      1,498,884                15           335,735
   Issuance of common stock, conversion of debt                     .23      1,870,869                19           424,981
   Amortization of deferred compensation cost                                       --                --                --
   Net loss, six months ended June 30, 1998                                         --                --                --
                                                                           -----------      ------------      ------------
Balance, June 30, 1998                                                     296,122,907      $      2,961      $ 13,617,985
                                                                           ===========      ============      ============


                                                                                      Deficit
                                                                                    Accumulated
                                                                                    during the          Deferred
                                                                 Subscription       Development       Compensation
                                                                  Receivable           Stage              Cost
                                                                 ------------       ------------      ------------
Balance, December 31, 1997                                       $    (19,000)      $ (8,993,266)      $ (73,837)

   Issuance of common stock, exercise of options                           --                 --              --
   Issuance of common stock, exercise of options                           --                 --              --
   Issuance of common stock, exercise of options                           --                 --              --
   Issuance of common stock, exercise of options                           --                 --              --
   Issuance of common stock, exercise of options                           --                 --              --
   Issuance of common stock, conversion of debt                            --                 --              --
   Issuance of common stock, conversion of debt                            --                 --              --
   Issuance of common stock, conversion of debt                            --                 --              --
   Issuance of common stock, conversion of debt                            --                 --              --
   Issuance of common stock, conversion of debt                            --                 --              --
   Issuance of common stock, conversion of debt                            --                 --              --
   Issuance of common stock, conversion of debt                            --                 --              --
   Amortization of deferred compensation cost                              --                 --          29,534
   Net loss, six months ended June 30, 1998                                --         (2,249,754)             --
                                                                 ------------       ------------       ---------
Balance, June 30, 1998                                           $    (19,000)      $(11,243,020)      $ (44,303)
                                                                 ============       ============       =========



           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                                                                              Inception
                                                                              Six Months Ended              (February 20,
                                                                                  June 30,                     1984) to
                                                                     -------------------------------           June 30,
                                                                           1998              1997                1998
                                                                     ------------       ------------       ------------
Cash Flows from Operating Activities:
   Net loss                                                          $ (2,249,754)      $ (1,386,122)      $(11,243,020)
                                                                     ------------       ------------       ------------
   Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation and amortization                                    541,823             62,752            858,963
         Amortization of deferred interest cost on beneficial
            conversion feature of convertible debenture                   210,951            413,793          1,763,793
         Amortization of deferred compensation cost                        29,534            192,278            716,197
         Loss on sale of property and equipment                                --              1,425              1,425
         Issuance of common stock for services                                 --             20,500          1,416,500
         Imputed interest on convertible debenture                             --                 --              4,768
         Changes in Operating Assets and Liabilities:
            Increase in other current assets                               (3,382)           (17,565)           (23,622)
            Increase in inventory                                              --                 --            (19,729)
            Increase in other assets                                      (63,393)          (224,295)          (593,063)
            Increase (decrease) in accounts
               payable and accrued liabilities                           (100,199)            66,447            281,607
            Decrease in customers deposits                                     --                 --             (7,800)
                                                                     ------------       ------------       ------------
               Total adjustments                                          615,334            515,335          4,399,039
                                                                     ------------       ------------       ------------
               Net cash used by operating activities                   (1,634,420)          (870,787)        (6,843,981)
                                                                     ------------       ------------       ------------

Cash Flows from Investing Activities:
   Purchase of investments                                                (94,000)          (665,000)        (5,471,932)
   Proceeds from sale of investments                                    2,700,902            716,615          5,093,932
   Expenditures for property and equipment                               (303,577)           (91,873)          (995,443)
   Proceeds from sale of property and equipment                                --              1,200              1,200
                                                                     ------------       ------------       ------------
               Net cash provided (used) by investing activities         2,303,325            (39,058)        (1,372,243)
                                                                     ------------       ------------       ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of convertible debt                                  --          1,000,000          4,000,000
   Proceeds from sale of securities, net of issuance costs                225,400            266,666          5,346,588
                                                                     ------------       ------------       ------------
               Net cash provided by financing activities                  225,400          1,266,666          9,346,588
                                                                     ------------       ------------       ------------

Net Increase in Cash and Cash Equivalents                                 894,305            356,821          1,130,364

Cash and Cash Equivalents, Beginning                                      236,059             61,396                 --
                                                                     ------------       ------------       ------------
Cash and Cash Equivalents, Ending                                    $  1,130,364       $    418,217       $  1,130,364
                                                                     ============       ============       ============



           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 1.  BASIS OF PRESENTATION

             The accompanying unaudited consolidated condensed financial statements at June 30, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 1998 and results of operations for the three months and the six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.


NOTE 2.  COMMITMENTS AND CONTINGENCIES

         GOING CONCERN

             The accompanying unaudited consolidated condensed financial statements at June 30, 1998 have been prepared in conformity with generally accepted accounting principles which contemplate the continuance of the Company as a going concern. The Company has suffered losses from operations during its operating history. The Company is dependent upon registration of RETICULOSE for sale before it can begin commercial operations. The Company's cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials required by the FDA. Management does not anticipate registration or other approval of RETICULOSE in the near future in the United States. Unless and until RETICULOSE is approved for sale in the United States or another industrially developed country, the Company may be dependent upon the continued sale of its securities and debt financing for funds to meet its cash requirements. Management intends to continue to sell the Company's securities in an attempt to mitigate the effects of its cash position; however, no assurance can be given that equity or debt financing, if and when required, will be available. In the event that such equity or debt financing is not available, in order to continue operations, management anticipates that they will have to defer their salaries. During 1997, the Company obtained debt financing and may seek additional debt financing if the need arises. No assurance can be given that the Company will be able to sustain its operations until FDA approval is granted or that any approval will ever be granted. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

             Pursuant to the Plata Agreement, the Company authorized the issuance to Plata of 5,000,000 shares of common stock and options to purchase an additional 5,000,000 shares at $.08 per share through July 9, 1994 (the "Plata Options") and 5,000,000 shares at $.10 per share through July 9, 1994 (the "Additional Plata Options"). Pursuant to several amendments, the Plata Options and the Additional Plata Options are exercisable through October 31, 1998 at an exercise price of $.14 and $.16, respectively. As of June 30, 1998, there are outstanding Plata Options to acquire 683,300 shares at $.14 per share and Additional Plata Options to acquire 308,100 shares at an exercise price of $.16 per share. Through June 30, 1998, the Company has received approximately $1,300,000 pursuant to the issuance of approximately 9 million shares in connection with the exercise of the Plata Options and the Additional Plata Options.

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

             On January 3, 1992, TRM delivered to the Company the Results Paper. In accordance with the terms of the TRM Agreement, the Company has authorized the issuance to the shareholders and certain associated persons of TRM (1) an aggregate amount of 10,000,000 shares of the Company's common stock (the "TRM Shares") and (2) an option to acquire, at any time, for a period of five years from the date of issuance of the option, 10,000,000 shares of the Company's common stock at a purchase price of $.05 and $.08 per share (the "TRM Options"). As of June 30, 1998, 10,000,000 shares of common stock were issued pursuant to the exercise of the TRM Options for an aggregate exercise price of $600,000.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         TESTING AGREEMENTS (Continued)

         ARGENTINE AGREEMENT (Continued)

             Pursuant to the Argentine Agreement, the Company delivered $34,000 to DCT to cover out-of-pocket expenses associated with the Clinical Trials. The Argentine Agreement further provides that at the conclusion of the Clinical Trials, DCT shall cause Dr. Flichman to prepare and deliver a written report to the Company regarding the methodology and results of the Clinical Trials (the "Written Report"). In September 1996, the Written Report was delivered by Dr. Flichman to the Company. Upon delivery of the Written Report to the Company, the Company delivered to the principals of DCT options to acquire 2,000,000 shares of the Company's common stock for a period of one year from the date of the delivery of the Written Report, at a purchase price of $.20 per share. Pursuant to several amendments, the DCT options are exercisable through October 31, 1998 at an exercise price of $.21 per share. As of June 30, 1998, 464,000 shares of common stock were issued pursuant to the exercise of these options for an aggregate exercise price of approximately $93,000.

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

             In April 1996, the Company entered into an agreement with DCT (the HIV-HPV Agreement") whereby the Company agreed to provide to DCT or its assignees, up to $600,000 to cover the costs of a double blind placebo controlled study in approximately 150 patients to assess the efficacy of RETICULOSE for the treatment of persons diagnosed with HIV (AIDS) and HPV (the "HIV-HPV Study").

             In connection with the HIV-HPV Agreement, the Company has advanced approximately $575,000 which is accounted for as a research and development expense. The amounts have been used to cover expenses associated with clinical activities of the HIV-HPV Study.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         TESTING AGREEMENTS (Continued)

         ARGENTINE AGREEMENT (Continued)

             In connection with the Herpes Study and the HPV Topical Study (collectively, the "Studies"), the Company has advanced approximately $58,000 and $128,000, respectively such expenses are accounted for as research and development expenses. The amounts expended have been used to cover expenses associated with pre-clinical activities. Neither the Herpes Study nor the HPV Topical Study has commenced.

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

             In May 1998, the Company entered into an agreement with DCT (the "Rheumatoid Arthritis Agreement") whereby the Company agreed to provide DCT or its assignees, up to $94,950 to cover the costs of a controlled study in 30 patients to determine the efficacy of RETICULOSE for the treatment of rheumatoid arthritis in humans. In connection with this study, the Company has advanced approximately $20,000 which has been accounted for as research and development expenses.

         BARBADOS STUDY

             A double blind study assessing the efficacy of the Company's drug RETICULOSE in 43 human patients diagnosed with HIV (AIDS) is being conducted at the Queen Elizabeth Hospital, Bridgetown, Barbados (the "Barbados Study"). As of June 30, 1998, the Company has expended approximately $355,000 to cover the costs of the Barbados Study. Based on information received from the coordinators of the Barbados Study, the Company is uncertain as to the costs to be incurred in connection with the Barbados Study and has not been informed as to when results from the Barbados Study will be forthcoming. In December 1996, the Company received from the coordinators of the Barbados Study, a written summary of preliminary results of the Barbados Study (the "Written Summary").

         NATIONAL CANCER INSTITUTE AGREEMENT

             On March 4, 1997, the Company entered into a one-year Material Transfer Agreement - Cooperative Research and Development Agreement with the National Cancer Institute ("NCI") of the National Institutes of Health. Under the terms of the Agreement, NCI researchers and the Company will collaborate to elucidate the molecular mechanism by which RETICULOSE affects the transcription of the gamma interferon gene. This agreement was extended for an additional one-year term through March 3, 1999 to investigate the anti-tumor activity of RETICULOSE using kidney tumor model systems. In addition, NCI will study the effects of RETICULOSE on inflammation associated with rheumatoid arthritis.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AGREEMENTS

         TOPICAL SAFETY STUDY

             As of June 30, 1998, the Company advanced approximately $150,000 for a topical safety study to be conducted in the United States for the topical use of RETICULOSE for the treatment of HPV and herpes.

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

             In connection with the consulting agreement, the Company issued to Dr. Hirschman 1,000,000 shares of the Company's common stock and the option to acquire 5,000,000 shares of the Company's common stock for a period of three years as per the vesting schedule as referred to in the agreement, at a purchase price of $.18 per share. In addition and in connection with entering into the consulting agreement with Dr. Hirschman, the Company issued to a person unaffiliated with the Company, 100,000 shares of the Company's common stock, and an option to acquire for a period of one year, from June 1, 1995, an additional 500,000 shares at a purchase price of $.18 per share. As of June 30, 1998, 900,000 shares have been issued upon exercise of these options for cash consideration of $162,000 under this Agreement.

             In March 1996, the Company entered into an addendum to the consulting agreement with Dr. Hirschman whereby Dr. Hirschman agreed to provide consulting services to the Company through May 2000 (the "Addendum"). Pursuant to the Addendum, the Company granted to Dr. Hirschman and his designees options to purchase an aggregate of 15,000,000 shares of the Company's common stock for a three year period pursuant to the following schedule: (i) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1996 and ending March 23, 1999 at an exercise price of $.19 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; (ii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1997 and ending March 23, 1999 at an exercise price of $.27 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; and (iii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1998 and ending March 23, 1999 at an exercise price of $.36 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman. In addition, the Company has agreed to cause the shares underlying these options to be registered so long as there is no cost to the Company. As of June 30, 1998, 500,000 shares of common stock were issued pursuant to the exercise of stock options by Richard Rubin. Mr. Rubin has, from time to time in the past, advised the Company on matters unrelated to his consultation with Dr. Hirschman.

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

             In July 1998, the Company and Dr. Hirschman entered into an amended and restated employment agreement which supersedes in its entirety the original employment agreement of October 1996. Such amendment and restatement extends the term of the employment agreement to December 31, 2000. Additionally, the February 1998 Board of Directors action regarding the $100,000 bonus and the granting of 23,000,000 options (contingent upon the occurrence of certain events) is included in this employment agreement.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AGREEMENTS (Continued)

         COHEN AGREEMENTS

             In September 1992, the Company entered into a one year consulting agreement with Leonard Cohen (the "September 1992 Cohen Agreement"). The September 1992 Cohen Agreement required that Mr. Cohen provide certain consulting services to the Company in exchange for the Company's issuing to Mr. Cohen 1,000,000 shares of common stock (the "September 1992 Cohen Shares"), 500,000 of which were issuable upon execution of the September 1992 Cohen Agreement and the remaining 500,000 shares of which were issuable upon Mr. Cohen completing 50 hours of consulting service to the Company. The Company issued the first 500,000 shares to Mr. Cohen in October 1992 and the remaining 500,000 shares to Mr. Cohen in February 1993. Further pursuant to the September 1992 Cohen Agreement, the Company granted to Mr. Cohen the option to acquire, at any time and from time to time through September 10, 1993 (which date has been extended through October 31, 1998), the option to acquire 3,000,000 shares of common stock of the Company at an exercise price of $.09 per share (which exercise price has been increased to $.15 per share) (the "September 1992 Cohen Options"). As of June 30, 1998, 1,300,000 of the September 1992 Cohen Options have been exercised for cash consideration of $156,000.

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

             In July 1994, in consideration for services related to the introduction, negotiation and execution of a distribution agreement the Company issued: (i) to Mr. Cohen, an additional 2,500,000 shares (the "April 1994 Cohen Shares") and (ii) to each of Elliot Bauer and Lee Rizzuto, 625,000 shares (the "Bauer and Rizzuto Shares") as well as options to acquire an additional 5,000,000 shares each at $.10 per share exercisable through May 1, 1996 (the "Bauer and Rizzuto Options"). The Company has been informed that Messrs. Cohen, Bauer and Rizzuto are principals of a firm which has been granted certain distribution rights, which were terminated on May 31, 1995. Through June 30, 1998, 2,855,000 shares were issued pursuant to the exercise of the Bauer and Rizzuto Options for an aggregate exercise price of $285,500. Mr. Rizzuto sold all of his shares and all shares underlying his options. Pursuant to several amendments, the remaining Bauer options are exercisable through October 31, 1998 at an option price of $.13. The Company agreed to issue to Cohen an additional 300,000 shares in 1995 at a time when the shares were valued at $.14 per share, in consideration for expenditures incurred by Mr. Cohen in connection with securing for the benefit of the Company and the affiliated distributor, the continued services of a doctor.

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

         CHINNICI AGREEMENT

             In July 1998, the Company entered into a consulting agreement with Dr. Angelo A. Chinnici for a term extending to December 31, 2000. Such agreement calls for Dr. Chinnici to provide assistance in connection with research, development, production, marketing and sale of RETICULOSE. Additionally, Dr. Chinnici will testify before the FDA in connection with an application for approval of RETICULOSE and will provide detailed clinical reports regarding patients observed by him. Dr. Chinnici will receive options to purchase 300,000 shares at an exercise price of $.30 per share. The options will be exercisable in equal installments on January 1, 1999 and 2000 and December 15, 2000.

         DISTRIBUTION AGREEMENTS

         The Company currently is a party to separate agreements with four different entities (the "Entities"), whereby the Company has granted exclusive rights to distribute RETICULOSE in the countries of China, Japan, Macao, Hong Kong, Taiwan, Mexico, Argentina, Bolivia, Paraguay, Uruguay, Brazil, Chile, Channel Islands, The Isle of Man, British West Indies, Jamaica, Haiti, Bermuda, Belize and Saudi Arabia. Pursuant to these agreements, distributors are obligated to cause RETICULOSE to be approved for commercial sale in such countries and upon such approval, to purchase from the Company certain minimum quantities of RETICULOSE to maintain the exclusive distribution rights. Leonard Cohen, a former consultant to the Company, has informed the Company that he is an affiliate of two of these entities. To date, the Company has recorded revenue classified as other income for the sale of territorial rights under the distribution agreements. No sales have been made by the Company under the distribution agreements other than for testing purposes.

         Additionally, pursuant to one of the distributions agreements, the Company granted the distributor the right to acquire 3,000,000 shares of the Company's common stock at a purchase price of $.25 (which has been increased to $.26) upon the completion of certain tests and the publication of a paper with respect to such tests. During May 1998, 300,000 shares of common stock were issued pursuant to exercise of these options for an aggregate exercise price of $78,000.

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

         In May 1998, RBB exercised its right to covert $275,000 and $620,000 of the principal amount of the October Debenture into 1,491,485 and 3,299,979 shares of the Company's common stock at a conversion price of $.18438 and $.18788 per share, respectively.

         In connection with the issuance of the October Debenture, the Company issued to RBB three warrants (the "October warrants") to purchase Common Stock, each such October warrant entitling the holder to purchase, from the date of grant through August 30, 2007, 600,000 shares of the Common Stock. The exercise price of the three October warrants are $0.20, $0.23 and $0.27 per warrant share, respectively. The fair value of the three October warrants was established to be $106,571 ($.178 per warrant), $97,912 ($.163 per warrant) and $87,472
         ($.146 per warrant), respectively, based upon a financial analysis of the terms of the warrants using the Black Sholes Pricing Model. This amount has been reflected in the accompanying financial statements as a discount on the convertible debenture, with a corresponding credit to additional paid-in capital, and is being amortized over the expected term of the notes which at December 31, 1997 was 120 months. In May 1998, the remaining unamortized discount of $276,957 was amortized upon full conversion of the debenture.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 3.  CONVERTIBLE DEBENTURES (Continued)

         Based on the terms for conversion associated with the October Debenture, there is an intrinsic value associated with the beneficial conversion feature of $1,350,000. This amount has been treated as deferred interest expense and recorded as a reduction of the convertible debenture liability with a corresponding credit to additional paid-in capital and has been amortized to interest expense over the period from October 8, 1997 (date of debenture) to February 24, 1998 (date the debenture is fully convertible). The interest expense relative to this item was $1,139,049 for 1997 and $210,951 during the quarter ended March 31, 1998.


NOTE 4.  OTHER

         During the quarter ended June 30, 1998, the Company formed a new subsidiary, Advanced Viral Research of Argentina, S.A. The purpose of this subsidiary is to manufacture RETICULOSE in Argentina. This subsidiary has not commenced operations.

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

RESULTS OF OPERATIONS

         For the three month periods ended June 30, 1998 and June 30, 1997, the Company incurred losses of $1,151,916 ($0.00 per share) and $764,747 ($0.00 per share). For the six month periods ended June 30, 1998 and June 30, 1997, the Company incurred losses of ($2,249,754) ($0.01 per share) and ($1,386,122) ($0.01 per share). The Company's increased losses during 1998 are principally due to increased general and administrative expense ($1,078,259 for the six months ended June 30, 1998 vs. $752,161 for the six months ended June 30, 1997) primarily resulting from the employment of additional research professionals and rent and operating costs associated with the Yonkers, New York office and laboratory; amortization of loan costs related to the October Debenture (discussed below) included in depreciation and amortization ($221,228 for the six months ended June 30, 1998 vs. $49,315 for the six months ended June 30,
1997); and increased research and development expense ($380,764 for the six months ended June 30, 1998 vs. $194,673 for the six months ended June 30, 1997). Administrative expenses and the lack of sales revenues also contributed to the Company's losses.

         There were sales of $0 and $1,975, respectively, during the three month periods ended June 30, 1998 and June 30, 1997, and $0 and $2,278, respectively, during the six month periods ended June 30, 1998 and June 30, 1997. All sales during these periods resulted from distributors purchasing RETICULOSE for testing purposes. Interest income was $27,926 and $20,369 for the three month periods ended June 30, 1998 and June 30, 1997, and $57,223 and $34,979 for the six month periods ended June 30, 1998 and June 30, 1997.

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

LIQUIDITY

         As of June 30, 1998, and December 31, 1997, the Company had current liquid assets (cash and cash equivalents and investments) of $1,508,364 and $3,220,961, respectively. As of June 30, 1998, and December 31, 1997, the Company had total assets of $2,590,030 and $4,189,842, respectively. The decrease in liquid assets and total assets was primarily attributable to the increased expenditures for research and development and increased general and administrative expenses

(including rent and payroll).  See "Capital Resources."

         During the six month period ended June 30, 1998, the Company expended approximately $234,000 for leasehold improvements and furniture and equipment at the Company's Yonkers, New York office.

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

         The October Debenture is not convertible until November 26, 1997, is convertible only to the extent of $750,000 from November 26, 1997 through December 26, 1997, is convertible only to the extent of $1,500,000 (less any amounts previously converted) from December 26, 1997 through January 25, 1998 and is convertible only to the extent of $2,250,000 (less any amounts previously converted) from January 25, 1998 through February 24, 1998 and is fully convertible after February 24, 1998. In connection with the issuance by the Company of the October Debenture, the Company paid to Interfi the sum of $210,000. On December 9, 1997, January 7, 1998, January 14, 1998, February 19,
1998, February 23, 1998, March 31, 1998, May 4, 1998 and May 5, 1998, pursuant to notice by the holder, RBB, to the Company, $120,000, $133,000, $341,250, $750,000,

$335,750, $425,000, $275,000 and $620,000, respectively, of the October
Debenture was converted into 772,201, 1,017,011, 2,512,887, 5,114,218,
1,498,884, 1,870,869, 1,491,485, and 3,299,979 shares of Common Stock, respectively. As of May 5, 1998, the October Debenture was fully converted.

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

         The Company is currently expending approximately $275,000 per month, which expenses include salaries, rent, professional fees, license fees and taxes, research and development, and travel, principally between the Company's two offices and its Bahamian facility, and anticipates that it can continue operations for at least six months with its current liquid assets, if no Common Stock purchase options or Warrants are exercised. If all of the outstanding options are exercised, the Company will receive net proceeds of approximately $7,300,000. Those proceeds will contribute to general and administrative and working capital and will permit the Company to substantially increase its budget for research and development and clinical trials and testing and to operate at significantly increased levels of operation, assuming RETICULOSE receives approvals and prospects for sales increase to justify such increased levels of operation, of which there can be no assurance. However, there can be no assurance that any additional options will be exercised. The recent prevailing market price for shares of Common Stock has been above the exercise prices of certain of the outstanding options. However, there can be no assurance that the recent trading levels will be sustained or that any additional options will be exercised. In the event that less than 25% or none of the outstanding options are exercised, and no other additional financing is obtained by the Company, in order for the Company to achieve the level of operations contemplated by management, management anticipates that it will have to limit intentions to expand operations beyond current levels which involve expenditures of $275,000 per month. The Company is currently seeking debt financing, licensing agreements, joint ventures and other sources of financing. There can be no assurance that such additional sources of financing will be found. There can be no assurance that any of the Company's distributors will ever obtain regulatory approvals to test or market RETICULOSE in any territory. In the event that financing is not available, in order to continue operations, management anticipates that they will have to defer their salaries. Management does not believe that, at present, debt or equity financing will be readily obtainable on favorable terms unless and until FDA approval for Phase I clinical testing is granted or comparable approval is obtained from another developed or developing country. Because of the uncertainties involved in the process of gaining approval for commercial drug use on humans, no assurance can be given that the Company will be able to sell RETICULOSE.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         None.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

         The Company is involved in minor litigation, none of which is considered by management to be material to its business or, if adversely determined, would have a material adverse effect on the Company's financial condition.

Item 2. Changes in Securities and Use of Proceeds

         During the three month period ended June 30, 1998, RBB exercised its right to convert $275,000 and $620,000 of the principal amount of the October Debenture into 1,491,485 and 3,299,979 shares of the Company's common stock, respectively, at a conversion price of $.1844 and $.1899 per share, respectively.

         During the three months ended June 30, 1998, 500,000 and 250,000 options granted to Plata Partners Limited Partnership (the "Plata Options and Additional Plata Options") were exercised at $.14 and $.16 per share for a total of $70,000 and $40,000, respectively. In addition, during the three months ended June 30, 1998, Freddie Velez of DCT exercised options to acquire 10,000 shares of Common Stock at an exercise price of $.20 for $2,000, and Commonwealth Pharmaceuticals exercised options to acquire 300,000 options at an exercise price of $.26 for $78,000.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to Vote of Security Holders

         During the second quarter ended June 30, 1998, no matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

Item 5. Other Information

         During the three months ended June 30, 1998, the Company formed a new subsidiary, Advanced Viral Research of Argentina, S.A. The purpose of this subsidiary is to manufacture RETICULOSE in Argentina. This subsidiary has not commenced operations.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  NUMBER            DESCRIPTION
                  ------            -----------
                  27                Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K.

                  A Current Report on Form 8-K dated July 8, 1998 was filed by the Company reporting an amended and restated employment agreement between the Company and Dr. Shalom Z. Hirschman.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ADVANCED VIRAL RESEARCH CORP.

Date: August 12, 1998                 By: /s/ William Bregman
                                          -------------------------------------
                                          William Bregman,
                                          duly authorized officer and principal
                                          financial and accounting officer