Form 10-Q
period 1998-09-30
ADVANCED VIRAL RESEARCH CORP
filed 1998-11-13
CIK 786623

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock, par value $.00001 per share as of November 10, 1998 was 296,422,907.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION (UNAUDITED)                                                            Page
-------       ---------------------------------                                                            ----

     Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets,
                      September 30, 1998 and December 31, 1997...............................................1

                  Consolidated Condensed Statements of Operations for the
                      Three and Nine Months Ended September 30, 1998 and 1997 and
                      from Inception (February 20, 1984) to September 30, 1998 ..............................2

                  Consolidated Condensed Statement of Stockholders' Equity
                      from Inception (February 20, 1984) to September 30, 1998 ..............................3

                  Consolidated Condensed Statements of Cash Flows for the
                      Nine Months Ended September 30, 1998 and 1997 and from
                      Inception (February 20, 1984) to September 30, 1998 ..................................10

                  Notes to Consolidated Condensed Financial Statements .....................................11

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................................................22

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk................................25

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................................................25
     Item 2.  Changes in Securities and Use of Proceeds.....................................................25
     Item 3.  Defaults Upon Senior Securities...............................................................26
     Item 4.  Submission of Matters to Vote of Security Holders.............................................26
     Item 5.  Other Information.............................................................................26
     Item 6.  Exhibits And Reports on Form 8-K............................................................. 26

SIGNATURES .................................................................................................27

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                                             Condensed
                                                                                                                from
                                                                                                               Audited
                                                                                                              Financial
                                                                                           September 30,     Statements
                                                                                               1998          December 31,
                                                                                            (Unaudited)          1997
                                                                                            -----------          ----
                                      ASSETS
                                      ------
Current Assets:
   Cash and cash equivalents                                                               $   485,041       $   236,059
   Investments                                                                                 188,000         2,984,902
   Inventory                                                                                    19,729            19,729
   Other current assets                                                                         23,837            20,240
                                                                                           -----------       -----------
         Total current assets                                                                  716,607         3,260,930

Property and Equipment                                                                         734,477           485,661

Other Assets                                                                                   328,683           443,251
                                                                                           -----------       -----------

         Total assets                                                                      $ 1,779,767       $ 4,189,842
                                                                                           ===========       ===========


                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
Current Liabilities:
   Accounts payable and accrued liabilities                                                $   266,447       $   375,606
                                                                                           -----------       -----------
         Total current liabilities                                                             266,447           375,606
                                                                                           -----------       -----------

Convertible Debenture, Net                                                                           -         2,384,793
                                                                                           -----------       -----------

Commitments and Contingencies                                                                        -                 -

Stockholders' Equity:
   Common stock; 1,000,000,000 shares of $.00001 par value authorized,
      296,422,907 and 277,962,574 shares issued and outstanding                                  2,964             2,779
   Additional paid-in capital                                                               13,651,982        10,512,767
   Subscription receivable                                                                           -           (19,000)
   Deficit accumulated during the development stage                                        (12,112,090)       (8,993,266)
   Deferred compensation cost                                                                  (29,536)          (73,837)
                                                                                           -----------       -----------
         Total stockholders' equity                                                          1,513,320         1,429,443
                                                                                           -----------       -----------

         Total liabilities and stockholders' equity                                        $ 1,779,767       $ 4,189,842
                                                                                           ===========       ===========

                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                                                               Inception
                                                                                                             (February 20,
                                                  Three Months Ended               Nine Months Ended            1984) to
                                                     September 30,                    September 30,           September 30,
                                                     -------------                    -------------           -------------
                                                 1998             1997             1998            1997           1998
                                                 ----             ----             ----            ----           ----
Revenues:
   Sales                                     $      656      $         -     $        656    $      2,278      $    194,975
   Interest                                      22,310           28,900           79,533          63,879           536,787
   Other income                                       -                -              100               -           119,900
                                           ------------      -----------     ------------    ------------      ------------
                                                 22,966           28,900           80,289          66,157           851,662
                                           ------------      -----------     ------------    ------------      ------------

Costs and Expenses:
   Research and development                     230,326          166,108          611,090         360,781         2,535,101
   General and administrative                   633,273          547,736        1,711,532       1,299,897         7,606,442
   Depreciation and amortization                 28,437           62,605          570,260         124,116           880,102
   Interest                                           -           63,400          306,231         478,434         1,942,107
                                           ------------      -----------     ------------    ------------      ------------
                                                892,036          839,849        3,199,113       2,263,228        12,963,752
                                           ------------      -----------     ------------    ------------      ------------

Net Loss                                     $ (869,070)      $ (810,949)    $ (3,118,824)   $ (2,197,071)     $(12,112,090)
                                           ============      ===========     ============    ============      ============

Net Loss Per Share of Common
   Stock - Basic and Diluted                $      (.00)      $     (.00)    $       (.00)   $       (.00)     $       (.00)
                                           ============      ===========     ============    ============      ============

Weighted Average Number of
   Common Shares Outstanding                290,194,958      271,801,398      290,194,958     271,801,398
                                           ============      ===========     ============    ============

                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 1998

                                                                                                                         Deficit
                                                                               Common Stock                            Accumulated
                                                                  Amount       ------------              Additional    during the
                                                                    Per                                  Paid-In       Development
                                                                   Share          Shares       Amount     Capital         Stage
                                                                   -----          ------       ------     -------         -----
Balance, inception (February 20, 1984) as previously reported                             -    $ 1,000     $      -        $ (1,000)

Adjustment for pooling of interests                                                       -     (1,000)       1,000               -
                                                                                -----------   --------     --------     -----------

Balance, inception, as restated                                                           -          -        1,000          (1,000)

   Net loss, period ended December 31, 1984                                               -          -            -         (17,809)
                                                                                -----------   --------     --------     -----------

Balance, December 31, 1984                                                                -          -        1,000         (18,809)

   Issuance of common stock for cash                                 $.00       113,846,154      1,138          170               -
   Net loss, year ended December 31, 1985                                                 -          -            -         (25,459)
                                                                                -----------   --------     --------     -----------

Balance, December 31, 1985                                                      113,846,154      1,138        1,170         (44,268)

   Issuance of common stock - public offering                         .01        40,000,000        400      399,600               -
   Issuance of underwriter's warrants                                                     -          -          100               -
   Expenses of public offering                                                            -          -     (117,923)              -
   Issuance of common stock, exercise of "A" warrants                 .03           819,860          9       24,587               -
   Net loss, year ended December 31, 1986                                                 -          -            -        (159,674)
                                                                                -----------   --------     --------     -----------

Balance, December 31, 1986                                                      154,666,014      1,547      307,534        (203,942)
                                                                                -----------   --------     --------     -----------

                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 1998

                                                                                                                          Deficit
                                                                               Common Stock                             Accumulated
                                                                   Amount      ------------              Additional     during the
                                                                    Per                                   Paid-In       Development
                                                                   Share        Shares        Amount      Capital          Stage
                                                                   -----        ------        ------      -------          -----
Balance, December 31, 1986                                                    154,666,014    $ 1,547      $ 307,534      $ (203,942)

   Issuance of common stock, exercise of "A" warrants             $.03         38,622,618        386      1,158,321               -
   Expenses of stock issuance                                                           -          -        (11,357)              -
   Acquisition of subsidiary for cash                                                   -          -        (46,000)              -
   Cancellation of debt due to stockholders                                             -          -         86,565               -
   Net loss, period ended December 31, 1987                                             -          -              -        (258,663)
                                                                             ------------   --------     ----------     ------------

Balance, December 31, 1987                                                    193,288,632      1,933      1,495,063        (462,605)

   Net loss, year ended December 31, 1988                                               -          -              -        (199,690)
                                                                             ------------   --------     ----------     ------------

Balance, December 31, 1988                                                    193,288,632      1,933      1,495,063        (662,295)

   Net loss, year ended December 31, 1989                                               -          -              -        (270,753)
                                                                             ------------   --------     ----------     ------------

Balance, December 31, 1989                                                    193,288,632      1,933      1,495,063        (933,048)

   Issuance of common stock, expiration of redemption               .05         6,729,850         67        336,475               -
      offer on "B" warrants
   Issuance of common stock, exercise of "B" warrants               .05           268,500          3         13,422               -
   Issuance of common stock, exercise of "C" warrants               .08            12,900          -          1,032               -
   Net loss, year ended December 31, 1990                                               -          -              -        (267,867)
                                                                             ------------   --------     ----------     ------------

Balance, December 31, 1990                                                    200,299,882      2,003      1,845,992      (1,200,915)
                                                                             ------------   --------     ----------     ------------

                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 1998

                                                                                                                           Deficit
                                                                                Common Stock                             Accumulated
                                                                  Amount        ------------              Additional     during the
                                                                    Per                                    Paid-In       Development
                                                                   Share        Shares         Amount      Capital          Stage
                                                                   -----        ------         ------      -------          -----
Balance, December 31, 1990                                                    200,299,882    $ 2,003    $ 1,845,992    $ (1,200,915)

   Issuance of common stock, exercise of "B" warrants           $  .05             11,400          -            420               -
   Issuance of common stock, exercise of "C" warrants              .08              2,500          -            200               -
   Issuance of common stock, exercise of underwriters warrants    .012          3,760,000         38         45,083               -
   Net loss, year ended December 31, 1991                                               -          -              -        (249,871)
                                                                            -------------  ---------    -----------    ------------

Balance, December 31, 1991                                                    204,073,782      2,041      1,891,695      (1,450,786)

   Issuance of common stock, for testing                         .0405         10,000,000        100        404,900               -
   Issuance of common stock, for consulting services              .055            500,000          5         27,495               -
   Issuance of common stock, exercise of "B" warrants              .05          7,458,989         75        372,875               -
   Issuance of common stock, exercise of "C" warrants              .08          5,244,220         52        419,487               -
   Expenses of stock issuance                                                                                (7,792)
   Net loss, year ended December 31, 1992                                               -          -              -        (839,981)
                                                                            -------------  ---------    -----------    ------------

Balance, December 31, 1992                                                    227,276,991      2,273      3,108,660      (2,290,767)

   Issuance of common stock, for consulting services              .055            500,000          5         27,495               -
   Issuance of common stock, for consulting services               .03          3,500,000         35        104,965               -
   Issuance of common stock, for testing                          .035          5,000,000         50        174,950               -
   Net loss, year ended December 31, 1993                                               -          -              -        (563,309)
                                                                            -------------  ---------    -----------    ------------

Balance, December 31, 1993                                                  $ 236,276,991    $ 2,363    $ 3,416,070    $ (2,854,076)
                                                                            -------------  ---------    -----------    ------------

                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 1998



                                                                             Common Stock
                                                                Amount       ------------              Additional
                                                                 Per                                    Paid-In      Subscription
                                                                Share         Shares        Amount      Capital       Receivable
                                                                -----         ------        ------      -------       ----------
Balance, December 31, 1993                                                     236,276,991   $ 2,363    $ 3,416,070         $ -

   Issuance of common stock, for consulting services            $   .05          4,750,000        47        237,453           -
   Issuance of common stock, exercise of options                    .08            400,000         4         31,996           -
   Issuance of common stock, exercise of options                    .10            190,000         2         18,998           -
   Net loss, year ended December 31, 1994                                                -         -              -           -
                                                                              ------------   -------   ------------        ----

Balance, December 31, 1994                                                     241,616,991     2,416      3,704,517           -
                                                                                                                              -
   Issuance of common stock, exercise of options                    .05          3,333,333        33        166,633           -
   Issuance of common stock, exercise of options                    .08          2,092,850        21        167,407           -
   Issuance of common stock, exercise of options                    .10          2,688,600        27        268,833           -
   Issuance of common stock, for consulting services                .11          1,150,000        12        126,488           -
   Issuance of common stock, for consulting services                .14            300,000         3         41,997           -
   Net loss, year ended December 31, 1995                                                -         -              -           -
                                                                                        --        --             --          --

Balance, December 31, 1995                                                     251,181,774     2,512      4,475,875           -
                                                                               ------------    ------     ----------         --

(RESTUBBED TABLE)
                                                                                  Deficit
                                                                                Accumulated
                                                                                during the        Deferred
                                                                                Development     Compensation
                                                                                   Stage            Cost
                                                                                   -----            ----

Balance, December 31, 1993                                                       $ (2,854,076)        $ -

   Issuance of common stock, for consulting services                                        -           -
   Issuance of common stock, exercise of options                                            -           -
   Issuance of common stock, exercise of options                                            -           -
   Net loss, year ended December 31, 1994                                            (440,837)          -
                                                                                 -------------       ----

Balance, December 31, 1994                                                         (3,294,913)          -

   Issuance of common stock, exercise of options                                            -           -
   Issuance of common stock, exercise of options                                            -           -
   Issuance of common stock, exercise of options                                            -           -
   Issuance of common stock, for consulting services                                        -           -
   Issuance of common stock, for consulting services                                        -           -
   Net loss, year ended December 31, 1995                                            (401,884)          -
                                                                                 -------------       ----

Balance, December 31, 1995                                                         (3,696,797)          -
                                                                                 -------------       ----

                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 1998

                                                                              Common Stock
                                                                   Amount     ------------               Additional
                                                                     Per                                  Paid-In      Subscription
                                                                    Share        Shares       Amount      Capital       Receivable
                                                                    -----        ------       ------      -------       ----------
Balance, December 31, 1995                                                    251,181,774   $ 2,512    $ 4,475,875       $      -

   Issuance of common stock, exercise of options                     .05        3,333,334        33        166,634              -
   Issuance of common stock, exercise of options                     .08        1,158,850        12         92,696              -
   Issuance of common stock, exercise of options                     .10        7,163,600        72        716,288              -
   Issuance of common stock, exercise of options                     .11          170,000         2         18,698              -
   Issuance of common stock, exercise of options                     .12        1,300,000        13        155,987              -
   Issuance of common stock, exercise of options                     .18        1,400,000        14        251,986              -
   Issuance of common stock, exercise of options                     .19          500,000         5         94,995              -
   Issuance of common stock, exercise of options                     .20          473,500         5         94,695              -
   Issuance of common stock, for services rendered                   .50          350,000         3        174,997              -
   Options granted                                                                      -         -        760,500              -
   Subscription receivable                                                              -         -              -        (19,000)
   Net loss, year ended December 31, 1996                                               -         -              -              -
                                                                             ------------    ------     ----------       --------

Balance, December 31, 1996                                                    267,031,058     2,671      7,003,351        (19,000)
                                                                             ------------    ------     ----------       --------


(RESTUBBED TABLE)
                                                                             Deficit
                                                                           Accumulated
                                                                            during the        Deferred
                                                                           Development      Compensation
                                                                              Stage             Cost
                                                                              -----             ----

Balance, December 31, 1995                                                $ (3,696,797)      $       -

   Issuance of common stock, exercise of options                                     -               -
   Issuance of common stock, exercise of options                                     -               -
   Issuance of common stock, exercise of options                                     -               -
   Issuance of common stock, exercise of options                                     -               -
   Issuance of common stock, exercise of options                                     -               -
   Issuance of common stock, exercise of options                                     -               -
   Issuance of common stock, exercise of options                                     -               -
   Issuance of common stock, exercise of options                                     -               -
   Issuance of common stock, for services rendered                                   -               -
   Options granted                                                                   -        (473,159)
   Subscription receivable                                                           -               -
   Net loss, year ended December 31, 1996                                   (1,154,740)              -
                                                                          -------------      ---------

Balance, December 31, 1996                                                  (4,851,537)       (473,159)
                                                                          -------------      ---------

                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 1998

                                                                           Common Stock
                                                                 Amount    ------------                Additional
                                                                  Per                                    Paid-In      Subscription
                                                                 Share        Shares        Amount       Capital       Receivable
                                                                 -----        ------        ------       -------       ----------
Balance, December 31, 1996                                                    267,031,058    $ 2,671     $ 7,003,351     $ (19,000)

   Issuance of common stock, exercise of options                  .08           3,333,333         33         247,633             -
   Issuance of common stock, conversion of debt                   .20           1,648,352         16         329,984             -
   Issuance of common stock, conversion of debt                   .15             894,526          9         133,991             -
   Issuance of common stock, conversion of debt                   .12           2,323,580         23         269,977             -
   Issuance of common stock, conversion of debt                   .15           1,809,524         18         265,982             -
   Issuance of common stock, conversion of debt                   .16             772,201          8         119,992             -
   Issuance of common stock, for services rendered                .41              50,000          -          20,500             -
   Issuance of common stock, for services rendered                .24             100,000          1          23,999             -
   Beneficial conversion feature, February debenture                                    -          -         413,793             -
   Beneficial conversion feature, October debenture                                     -          -       1,350,000             -
   Warrant costs, February debenture                                                    -          -          37,242             -
   Warrant costs, October debenture                                                     -          -         291,555             -
   Amortization of deferred compensation cost                                           -          -               -             -
   Imputed interest on convertible debenture                                            -          -           4,768             -
   Net loss, year ended December 31, 1997                                               -          -               -             -
                                                                              -----------     ------     -----------     ---------

Balance, December 31, 1997                                                    277,962,574      2,779      10,512,767       (19,000)
                                                                              -----------     ------     -----------     ---------


(RESTUBBED TABLE)
                                                                                  Deficit
                                                                                Accumulated
                                                                                 during the        Deferred
                                                                                Development      Compensation
                                                                                   Stage             Cost
                                                                                   -----             ----

Balance, December 31, 1996                                                   $ (4,851,537)      $ (473,159)

   Issuance of common stock, exercise of options                                        -                -
   Issuance of common stock, conversion of debt                                         -                -
   Issuance of common stock, conversion of debt                                         -                -
   Issuance of common stock, conversion of debt                                         -                -
   Issuance of common stock, conversion of debt                                         -                -
   Issuance of common stock, conversion of debt                                         -                -
   Issuance of common stock, for services rendered                                      -                -
   Issuance of common stock, for services rendered                                      -                -
   Beneficial conversion feature, February debenture                                    -                -
   Beneficial conversion feature, October debenture                                     -                -
   Warrant costs, February debenture                                                    -                -
   Warrant costs, October debenture                                                     -                -
   Amortization of deferred compensation cost                                           -          399,322
   Imputed interest on convertible debenture                                            -                -
   Net loss, year ended December 31, 1997                                       (4,141,729)              -
                                                                               -----------     -----------

Balance, December 31, 1997                                                     (8,993,266)         (73,837)
                                                                               -----------     -----------

                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 1998

                                                                            Common Stock
                                                                 Amount     ------------                Additional
                                                                   Per                                   Paid-In       Subscription
                                                                  Share        Shares       Amount       Capital        Receivable
                                                                  -----        ------       ------       -------        ----------
Balance, December 31, 1997                                                     277,962,574   $ 2,779     $ 10,512,767     $ (19,000)

   Issuance of common stock, exercise of options                   .12             295,000         3           35,397             -
   Issuance of common stock, exercise of options                   .14             500,000         5           69,995             -
   Issuance of common stock, exercise of options                   .16             450,000         5           71,995             -
   Issuance of common stock, exercise of options                   .20              10,000         -            2,000             -
   Issuance of common stock, exercise of options                   .26             300,000         3           77,997             -
   Issuance of common stock, conversion of debt                    .13           1,017,011        10          132,990             -
   Issuance of common stock, conversion of debt                    .14           2,512,887        25          341,225             -
   Issuance of common stock, conversion of debt                    .15           5,114,218        51          749,949             -
   Issuance of common stock, conversion of debt                    .18           1,491,485        15          274,985             -
   Issuance of common stock, conversion of debt                    .19           3,299,979        33          619,967             -
   Issuance of common stock, conversion of debt                    .22           1,498,884        15          335,735             -
   Issuance of common stock, conversion of debt                    .23           1,870,869        19          424,981             -
   Issuance of common stock, for services rendered                 .21             100,000         1           20,999             -
   Amortization of deferred compensation cost                                            -         -                -             -
   Write off of subscription receivable                                                  -         -          (19,000)       19,000
   Net loss, nine months ended September 30, 1998                                        -         -                -             -
                                                                              ------------   -------     ------------     ---------

Balance, September 30, 1998                                                    296,422,907   $ 2,964     $ 13,651,982     $       -
                                                                              ============   =======     ============     =========


(RESTUBBED TABLE)
                                                                                  Deficit
                                                                                Accumulated
                                                                                 during the        Deferred
                                                                                Development      Compensation
                                                                                   Stage             Cost
                                                                                   -----             ----

Balance, December 31, 1997                                                    $  (8,993,266)     $ (73,837)

   Issuance of common stock, exercise of options                                          -              -
   Issuance of common stock, exercise of options                                          -              -
   Issuance of common stock, exercise of options                                          -              -
   Issuance of common stock, exercise of options                                          -              -
   Issuance of common stock, exercise of options                                          -              -
   Issuance of common stock, conversion of debt                                           -              -
   Issuance of common stock, conversion of debt                                           -              -
   Issuance of common stock, conversion of debt                                           -              -
   Issuance of common stock, conversion of debt                                           -              -
   Issuance of common stock, conversion of debt                                           -              -
   Issuance of common stock, conversion of debt                                           -              -
   Issuance of common stock, conversion of debt                                           -              -
   Issuance of common stock, for services rendered                                        -              -
   Amortization of deferred compensation cost                                             -         44,301
   Write off of subscription receivable                                                   -              -
   Net loss, nine months ended September 30, 1998                                (3,118,824)             -
                                                                              -------------     ----------

Balance, September 30, 1998                                                   $ (12,112,090)     $ (29,536)
                                                                              =============     ==========

                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                              Inception
                                                                              Nine Months Ended             (February 20,
                                                                                September 30,                  1984) to
                                                                                                            September 30,
                                                                           1998              1997                1998
                                                                           ----              ----                ----
Cash Flows from Operating Activities:
   Net loss                                                               $(3,118,824)      $(2,197,071)       $(12,112,090)
                                                                          -----------       -----------        ------------
   Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation and amortization                                        570,260           161,358             887,400
         Amortization of deferred interest cost on beneficial
            conversion feature of convertible debenture                       210,951           413,793           1,763,793
         Amortization of deferred compensation cost                            44,301           384,555             730,964
         Loss on sale of property and equipment                                     -             1,425               1,425
         Issuance of common stock for services                                 21,000            44,500           1,437,500
         Imputed interest on convertible debenture                                  -             4,768               4,768
         Changes in Operating Assets and Liabilities:
            Increase in other current assets                                   (3,597)          (11,741)            (23,837)
            Increase in inventory                                                   -                 -             (19,729)
            Increase in other assets                                         (106,658)         (225,151)           (636,328)
            Increase (decrease) in accounts
               payable and accrued liabilities                               (109,159)           20,860             272,647
            Decrease in customers deposits                                          -                 -              (7,800)
                                                                          -----------       -----------        ------------
              Total adjustments                                               627,098           794,367           4,410,803
                                                                          -----------       -----------        ------------
               Net cash used by operating activities                       (2,491,726)       (1,402,704)         (7,701,287)
                                                                          -----------       -----------        ------------

Cash Flows from Investing Activities:
   Purchase of investments                                                    (94,000)         (857,000)         (5,471,932)
   Proceeds from sale of investments                                        2,890,902         1,280,841           5,283,932
   Expenditures for property and equipment                                   (313,594)         (118,884)         (1,005,460)
   Proceeds from sale of property and equipment                                     -             1,200               1,200
                                                                          -----------       -----------        ------------
               Net cash provided (used) by investing activities             2,483,308           306,157          (1,192,260)
                                                                          -----------       -----------        ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of convertible debt                                       -         1,000,000           4,000,000
   Proceeds from sale of securities, net of issuance costs                    257,400           266,666           5,378,588
                                                                          -----------       -----------        ------------
               Net cash provided by financing activities                      257,400         1,266,666           9,378,588
                                                                          -----------       -----------        ------------

Net Increase in Cash and Cash Equivalents                                     248,982           170,119             485,041

Cash and Cash Equivalents, Beginning                                          236,059            61,396                   -
                                                                          -----------       -----------        ------------

Cash and Cash Equivalents, Ending                                           $ 485,041         $ 231,515           $ 485,041
                                                                          ===========       ===========        ============

                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

             The accompanying unaudited consolidated condensed financial statements at September 30, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 1998 and results of operations for the three months and the nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.


NOTE 2.  COMMITMENTS AND CONTINGENCIES

         Going Concern

             The accompanying unaudited consolidated condensed financial statements at September 30, 1998 have been prepared in conformity with generally accepted accounting principles which contemplate the continuance of the Company as a going concern. The Company, which is still in its development stage, has suffered losses from operations during its operating history. The Company is dependent upon registration of RETICULOSE for sale before it can begin commercial operations. The Company's cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials required by the FDA. Management does not anticipate registration or other approval of RETICULOSE in the near future in the United States. Unless and until RETICULOSE is approved for sale in the United States or another industrially developed country, the Company may be dependent upon the continued sale of its securities and debt financing for funds to meet its cash requirements. Management intends to continue to sell the Company's securities in an attempt to mitigate the effects of its cash position; however, no assurance can be given that equity or debt financing, if and when required, will be available. In the event that such equity or debt financing is not available, in order to continue operations, management anticipates that they will have to defer their salaries. During 1997, the Company obtained debt financing and may seek additional debt financing if the need arises. Additional debt financing is expected during November 1998. No assurance can be given that the Company will be able to sustain its operations until FDA approval is granted or that any approval will ever be granted. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

         Lack of Patent Protection

             The Company does not presently have a patent for RETICULOSE but the Company has two patents for the use of RETICULOSE as a treatment. The Company currently has 32 patent applications pending with the U.S. Patent Office. The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing a similar product. There can be no assurance that such patents, if obtained, will be enforceable.

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

             Pursuant to the Plata Agreement, the Company authorized the issuance to Plata of 5,000,000 shares of common stock and options to purchase an additional 5,000,000 shares at $.08 per share through July 9, 1994 (the "Plata Options") and 5,000,000 shares at $.10 per share through July 9, 1994 (the "Additional Plata Options"). Pursuant to several amendments, the Plata Options and the Additional Plata Options are exercisable through April 30, 1999 at an exercise price of $.14 and $.16, respectively. As of September 30, 1998, there are outstanding Plata Options to acquire 683,300 shares at $.14 per share and Additional Plata Options to acquire 108,100 shares at an exercise price of $.16 per share. Through September 30, 1998, the Company has received approximately $1,332,000 pursuant to the issuance of approximately 9.2 million shares in connection with the exercise of the Plata Options and the Additional Plata Options.

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

             Pursuant to the Argentine Agreement, the Company delivered $34,000 to DCT to cover out-of-pocket expenses associated with the Clinical Trials. The Argentine Agreement further provides that at the conclusion of the Clinical Trials, DCT shall cause Dr. Flichman to prepare and deliver a written report to the Company regarding the methodology and results of the Clinical Trials (the "Written Report"). In September 1996, the Written Report was delivered by Dr. Flichman to the Company. Upon delivery of the Written Report to the Company, the Company delivered to the principals of DCT options to acquire 2,000,000 shares of the Company's common stock for a period of one year from the date of the delivery of the Written Report, at a purchase price of $.20 per share. Pursuant to several amendments, the DCT options are exercisable through April 30, 1999 at an exercise price of $.21 per share. As of September 30, 1998, 464,000 shares of common stock were issued pursuant to the exercise of these options for an aggregate exercise price of approximately $93,000.

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

             In April 1996, the Company entered into an agreement with DCT (the HIV-HPV Agreement") whereby the Company agreed to provide to DCT or its assignees, up to $600,000 to cover the costs of a double blind placebo controlled study in approximately 150 patients to assess the efficacy of RETICULOSE for the treatment of persons diagnosed with the HIV virus (AIDS) and HPV (the "HIV-HPV Study"). Subsequently, the Company has agreed to advance additional funds towards such study.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         TESTING AGREEMENTS (Continued)

         Argentine Agreement (Continued)

             In connection with the HIV-HPV Agreement, the Company has advanced approximately $665,000 which is accounted for as a research and development expense. The amounts have been used to cover expenses associated with clinical activities of the HIV-HPV Study.

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

             In connection with the Herpes Study and the HPV Topical Study (collectively, the "Studies"), the Company has advanced approximately $58,000 and $132,500, respectively such expenses are accounted for as research and development expenses. The amounts expended have been used to cover expenses associated with pre-clinical activities. Neither the Herpes Study nor the HPV Topical Study has commenced.

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

             In February 1995, the Company entered into an agreement with DCT (the "Concurrent Agreement") whereby the Company agreed to provide DCT or its assignees, up to $412,960 to cover the costs of a study in 65 patients to compare the results of treatment of patients with AIDS taking a three drug cocktail and RETICULOSE with those taking a three drug cocktail and a placebo. As of September 30, 1998, the Company has advanced approximately $50,000 for such study which has been accounted for as research and development expense.

             In May 1998, the Company entered into an agreement with DCT (the "Rheumatoid Arthritis Agreement") whereby the Company agreed to provide DCT or its assignees, up to $94,950 to cover the costs of a controlled study in 30 patients to determine the efficacy of RETICULOSE for the treatment of rheumatoid arthritis in humans. In connection with this study, the Company has advanced approximately $79,200 which has been accounted for as research and development expenses.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         TESTING AGREEMENTS (Continued)

         Argentine Agreement (Continued)

             In July 1998, the Company authorized expenditures of up to $90,000 to study the effects of RETICULOSE in inhibiting the mutation of the AIDS virus. As of September 30, 1998, the Company has advanced approximately $50,000 for such study which has been accounted for as research and development expense.

         Barbados Study

             A double blind study assessing the efficacy of the Company's drug RETICULOSE in 43 human patients diagnosed with HIV (AIDS) is being conducted at the Queen Elizabeth Hospital, Bridgetown, Barbados (the "Barbados Study"). As of September 30, 1998, the Company has expended approximately $365,000 to cover the costs of the Barbados Study. Based on information received from the coordinators of the Barbados Study, the Company is uncertain as to the costs to be incurred in connection with the Barbados Study and has not been informed as to when results from the Barbados Study will be forthcoming. In December 1996, the Company received from the coordinators of the Barbados Study, a written summary of preliminary results of the Barbados Study (the "Written Summary").

             In July 1998, the Company authorized expenditures of up to $45,000 to study the effects of RETICULOSE in inhibiting the mutation of the AIDS virus. As of September 30, 1998, the Company has advanced approximately $5,000 for such study which has been accounted for as research and development expense.

         National Cancer Institute Agreement

             In March 1997, the Company entered into a Material Transfer Agreement - Cooperative Research and Development Agreement with the National Cancer Institute ("NCI") of the National Institutes of Health. Under the terms of the Agreement, NCI researchers and the Company will collaborate to elucidate the molecular mechanism by which RETICULOSE affects the transcription of the gamma interferon gene. This agreement was extended for an additional one year term through March 3, 1999 to investigate the anti-tumor activity of RETICULOSE using kidney tumor model systems. In addition, NCI will study the effects of RETICULOSE on inflammation associated with rheumatoid arthritis.

         Topical Safety Study

             As of September 30, 1998, the Company advanced approximately $170,000 for a topical safety study to be conducted in the United States for the topical use of RETICULOSE for the treatment of HPV and herpes.

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

             In connection with the consulting agreement, the Company issued to Dr. Hirschman 1,000,000 shares of the Company's common stock and the option to acquire 5,000,000 shares of the Company's common stock for a period of three years as per the vesting schedule as referred to in the agreement, at a purchase price of $.18 per share. In addition and in connection with entering into the consulting agreement with Dr. Hirschman, the Company issued to a person unaffiliated with the Company, 100,000 shares of the Company's common stock, and an option to acquire for a period of one year, from June 1, 1995, an additional 500,000 shares at a purchase price of $.18 per share. As of September 30, 1998, 900,000 shares have been issued upon exercise of these options for cash consideration of $162,000 under this Agreement.

             In March 1996, the Company entered into an addendum to the consulting agreement with Dr. Hirschman whereby Dr. Hirschman agreed to provide consulting services to the Company through May 2000 (the "Addendum"). Pursuant to the Addendum, the Company granted to Dr. Hirschman and his designees options to purchase an aggregate of 15,000,000 shares of the Company's common stock for a three year period pursuant to the following schedule: (i) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1996 and ending March 23, 1999 at an exercise price of $.19 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; (ii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1997 and ending March 23, 1999 at an exercise price of $.27 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; and (iii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1998 and ending March 23, 1999 at an exercise price of $.36 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman. In addition, the Company has agreed to cause the shares underlying these options to be registered so long as there is no cost to the Company. As of September 30, 1998, 500,000 shares of common stock were issued pursuant to the exercise of stock options by Richard Rubin. Mr. Rubin has, from time to time in the past, advised the Company on matters unrelated to his consultation with Dr. Hirschman.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AGREEMENTS (Continued)

         Cohen Agreements

             In September 1992, the Company entered into a one year consulting agreement with Leonard Cohen (the "September 1992 Cohen Agreement"). The September 1992 Cohen Agreement required that Mr. Cohen provide certain consulting services to the Company in exchange for the Company's issuing to Mr. Cohen 1,000,000 shares of common stock (the "September 1992 Cohen Shares"), 500,000 of which were issuable upon execution of the September 1992 Cohen Agreement and the remaining 500,000 shares of which were issuable upon Mr. Cohen completing 50 hours of consulting service to the Company. The Company issued the first 500,000 shares to Mr. Cohen in October 1992 and the remaining 500,000 shares to Mr. Cohen in February 1993. Further pursuant to the September 1992 Cohen Agreement, the Company granted to Mr. Cohen the option to acquire, at any time and from time to time through September 10, 1993 (which date has been extended through April 30, 1999), the option to acquire 3,000,000 shares of common stock of the Company at an exercise price of $.09 per share (which exercise price has been increased to $.15 per share) (the "September 1992 Cohen Options"). As of September 30, 1998, 1,300,000 of the September 1992 Cohen Options have been exercised for cash consideration of $156,000.

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

             In July 1994, in consideration for services related to the introduction, negotiation and execution of a distribution agreement the Company issued: (i) to Mr. Cohen, an additional 2,500,000 shares (the "April 1994 Cohen Shares") and (ii) to each of Elliot Bauer and Lee Rizzuto, 625,000 shares (the "Bauer and Rizzuto Shares") as well as options to acquire an additional 5,000,000 shares each at $.10 per share exercisable through May 1, 1996 (the "Bauer and Rizzuto Options"). The Company has been informed that Messrs. Cohen, Bauer and Rizzuto are principals of a firm which has been granted certain distribution rights, which were terminated on May 31, 1995. Through September 30, 1998, 2,855,000 shares were issued pursuant to the exercise of the Bauer and Rizzuto Options for an aggregate exercise price of $285,500. Mr. Rizzuto sold all of his shares and all shares underlying his options. Pursuant to several amendments, the remaining Bauer options are exercisable through April 30, 1999 at an option price of $.13. The Company agreed to issue to Cohen an additional 300,000 shares in 1995 at a time when the shares were valued at $.14 per share, in consideration for expenditures incurred by Mr. Cohen in connection with securing for the benefit of the Company and the affiliated distributor, the continued services of a doctor.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  CONVERTIBLE DEBENTURES

         In February 1997 and October 1997, in order to finance research and development, the Company sold $1,000,000 and $3,000,000, respectively, principal amount of its ten-year 7% Convertible Debentures (the "February Debenture" and the "October Debenture", collectively, the "Debentures") due February 28, 2007 and August 30, 2007, respectively, to RBB Bank Aktiengesellschaft ("RBB") in offshore transactions pursuant to Regulation S under the Securities Act of 1933, as amended. Accrued interest under the Debentures was payable semi-annually, computed at the rate of 7% per annum on the unpaid principal balance from the date of issuance until the date of interest payment. The Debentures were convertible, at the option of the holder, into shares of Common Stock pursuant to specified formulas. On April 22, 1997, June 6, 1997, July 3, 1997 and August 20, 1997, pursuant to notice by the holder, RBB, to the Company under the February Debenture, $330,000, $134,000, $270,000 and $266,000, respectively, of the principal amount of the February Debenture was converted into 1,648,352, 894,526, 2,323,580 and 1,809,524 shares of the Common Stock, respectively. As of August 20, 1997, the February Debenture was fully converted. On December 9, 1997, January 7, 1998, January 14, 1998, February 19, 1998, February 23, 1998, March 31, 1998, May 4, 1998 and May 5, 1998,
         pursuant to notice by the holder, RBB, to the Company, $120,000, $133,000, $341,250, $750,000, $335,750, $425,000, $275,000 and
         $620,000, respectively, of the October Debenture was converted into 772,201, 1,017,011, 2,512,887, 5,114,218, 1,498,884, 1,870,869,
         1,491,485 and 3,299,979 Common Stock, respectively. As of May 5, 1998, the October Debenture was fully converted.

         In connection with the issuance of the February Debenture, the Company issued to RBB three warrants (the "February Warrants") to purchase common stock, each such February Warrant entitling the holder to purchase, from February 21, 1997 through February 28, 2007, 178,378 shares of common stock. The exercise price of the three February Warrants are $0.288, $0.576 and $0.864 per warrant share, respectively. The fair value of the February Warrants was estimated to be $37,000 ($.021 per warrant) based upon a financial analysis of the terms of the warrants using the Black Sholes Pricing Model. This amount has been reflected in the accompanying financial statements as interest expense related to the convertible February Debenture.

         Based on the terms for conversion associated with the February Debenture, there is an intrinsic value associated with the beneficial conversion feature of $413,793. This amount has been fully amortized to interest expense with a corresponding credit to additional paid-in capital.

         In connection with the issuance of the October Debenture, the Company issued to RBB three warrants (the "October Warrants") to purchase Common Stock, each such October Warrant entitling the holder to purchase, from the date of grant through August 30, 2007, 600,000 shares of the Common Stock. The exercise price of the three October Warrants are $0.20, $0.23 and $0.27 per warrant share, respectively. The fair value of the three October Warrants was established to be $106,571 ($.178 per warrant), $97,912 ($.163 per warrant) and $87,472
         ($.146 per warrant), respectively, based upon a financial analysis of the terms of the warrants using the Black Sholes Pricing Model. This amount has been reflected in the accompanying financial statements as a discount on the convertible debenture, with a corresponding credit to additional paid-in capital, and is being amortized over the expected term of the notes which at December 31, 1997 was 120 months. In May 1998, the remaining unamortized discount of $276,957 was amortized upon full conversion of the October Debenture.

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

RESULTS OF OPERATIONS

         For the three month periods ended September 30, 1998 and September 30, 1997, the Company incurred losses of $869,070 ($0.00 per share) and $810,949 ($0.00 per share). For the nine month periods ended September 30, 1998 and September 30, 1997, the Company incurred losses of $3,118,824 ($0.01 per share) and $2,197,071 ($0.01 per share). The Company's increased losses during 1998 are principally due to increased general and administrative expense ($1,711,532 for the nine months ended September 30, 1998 vs. $1,299,897 for the nine months ended September 30, 1997) primarily resulting from the employment of additional research professionals and rent and operating costs associated with the Yonkers, New York office and laboratory; amortization of loan costs related to the February and October Debentures (discussed below) included in depreciation and amortization ($221,228 for the nine months ended September 30, 1998 vs. $106,285 for the nine months ended September 30, 1997); and increased research and development expense ($611,090 for the nine months ended September 30, 1998 vs. $360,781 for the nine months ended September 30, 1997). Lack of sales revenues also contributed to the Company's losses.

         There were sales of $656 and $0, respectively, during the three month periods ended September 30, 1998 and September 30, 1997, and $656 and $2,278, respectively, during the nine month periods ended September 30, 1998 and September 30, 1997. All sales during these periods resulted from distributors purchasing RETICULOSE for testing purposes. Interest income was $22,310 and $28,900 for the three month periods ended September 30, 1998 and September 30, 1997, and $79,533 and $63,879 for the nine month periods ended September 30, 1998 and September 30, 1997.

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

LIQUIDITY

         As of September 30, 1998, and December 31, 1997, the Company had current liquid assets (cash and cash equivalents and investments) of $673,041 and $3,220,961, respectively. As of September 30, 1998, and December 31, 1997, the Company had total assets of $1,779,767 and $4,189,842, respectively. The decrease in liquid assets and total assets was primarily attributable to the increased expenditures for research and development and increased general and administrative expenses (including rent and payroll). See "Capital Resources."

         During the nine months ended September 30, 1998, the Company expended approximately $244,000 for leasehold improvements and furniture and equipment at the Company's Yonkers, New York office.

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

         In February 1997 and October 1997, in order to finance research and development, the Company sold $1,000,000 and $3,000,000, respectively, principal amount of its ten-year 7% Convertible Debentures (the "February Debenture" and the "October Debenture," collectively, the "Debentures") due February 28, 2007 and August 30, 2007, respectively, to RBB Bank Aktiengesellschaft ("RBB") in offshore transactions pursuant to Regulation S under the Securities Act of 1933, as amended. Accrued interest under the Debentures was payable semiannually, computed at the rate of 7% per annum on the unpaid principal balance from the date of issuance until the date of interest payment. The Debentures were convertible, at the option of the holder, into shares of Common Stock pursuant to specified formulas. On April 22, 1997, June 6, 1997, July 3, 1997 and August 20, 1997, pursuant to notice by the holder, RBB, to the Company under the

February Debenture, $330,000, $134,000, $270,000 and $266,000, respectively, of the principal amount of the February Debenture was converted into 1,648,352, 894,526, 2,323,580 and 1,809,524 shares of the Common Stock, respectively. As of August 20, 1997 the February Debenture was fully converted. On December 9, 1997, January 7, 1998, January 14, 1998, February 19, 1998, February 23, 1998, March 31, 1998, May 4, 1998 and May 5, 1998, pursuant to notice by the holder, RBB, to the Company, $120,000, $133,000, $341,250, $750,000, $335,750, $425,000,
$275,000 and $620,000, respectively, of the October Debenture was converted into 772,201, 1,017,011, 2,512,887, 5,114,218, 1,498,884, 1,870,869, 1,491,485, and
3,299,979 shares of Common Stock, respectively. As of May 5, 1998, the October Debenture was fully converted.

         In connection with the issuance of the Debentures, the Company issued to RBB six warrants (the "Warrants") to purchase Common Stock, three of such Warrants entitling the holder to purchase, from the February 21, 1997 through February 28, 2007, 178,378 shares of the Common Stock, and three of such Warrants entitling the holder to purchase, from August 30 through August 30, 2007, 600,000 shares of the Common Stock. The exercise prices of the Warrants are $0.288, $0.576, $0.864, $0.20, $0.23 and $0.27 per Warrant share, respectively. Each Warrant provides that the holder may elect to receive a reduced number of shares of Common Stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that Warrant as the excess of the market value of shares of Common Stock over the warrant exercise price bears to that market value. Each Warrant contains anti-dilution provisions which provide for the adjustment of Warrant price and Warrant shares as more particularly set forth therein.

         Based on the terms for conversion associated with the February Debenture and the October Debenture, there were intrinsic values associated with the beneficial conversion feature of $413,793 and $1,350,000, respectively. These amounts have been fully amortized to interest expense with a corresponding credit to additional paid-in capital.

         In February 1998, the Company entered into that certain Concurrent Agreement with DCT S.R.L., an Argentine corporation ("DCT"), whereby the Company agreed to provide DCT or its assignees up to $412,960 to cover the costs of a study on 65 patients to compare the results of treatment of AIDS patients using a three-drug cocktail and RETICULOSE versus AIDS patients taking a three-drug cocktail and a placebo. As of September 30, 1998, the Company has advanced approximately $50,000 for this study, which has been accounted for as research and development expense.

         In July 1998, the Company authorized the expenditure of up to $135,000 to study the effects of RETICULOSE in inhibiting the mutation of the AIDS virus on patients in Argentina and Barbados. As of September 30, 1998, the Company had advanced approximately $55,000 for such studies, which have been accounted for as research and development expense.

         If the FDA or other approvals are obtained, of which there can be no assurance, funds must be budgeted by the Company from the exercise of options and the Warrants, potential grants and/or additional equity, the availability of which funds there can be no assurance.

         The Company is currently expending approximately $300,000 per month, which expenses include salaries, rent, professional fees, license fees and taxes, research and development, and travel, principally between the Company's two offices and its Bahamian facility, and anticipates that it can continue operations for at least two months with its current liquid assets, if no Common Stock purchase options or Warrants are exercised. If all of the outstanding options are exercised, the Company will receive net proceeds of approximately $7,300,000. Those proceeds will contribute to general and administrative and working capital and will permit the Company to substantially increase its budget for research and development and clinical trials and testing and to operate at significantly increased levels of operation, assuming RETICULOSE receives approvals and prospects for sales increase to justify such increased levels of operation, of which there can be no assurance. However, there can be no assurance that any additional options will be exercised. The recent prevailing market price for shares of Common Stock has been above the exercise prices of certain of the outstanding options. However, there can be no assurance that the recent trading levels will be sustained or that any additional options will be exercised. In the event that less than 25% or none of the outstanding options are exercised, and no other additional financing is obtained by the Company, in order for the Company to achieve the level of operations contemplated by management, management anticipates that it will have to limit intentions to expand operations beyond current levels which involve expenditures of $300,000 per month. The Company is currently seeking debt financing, licensing agreements, joint ventures and other sources of financing. There can be no assurance that such additional sources of financing will be found. There can be no assurance that any of the Company's distributors will ever obtain regulatory approvals to test or market RETICULOSE in any territory. In the event that financing is not available, in order to continue operations, management anticipates that they will have to defer their salaries. Management does not believe that, at present, debt or equity financing will be readily obtainable on favorable terms unless and until FDA approval for Phase I clinical testing is granted or comparable approval is obtained from another developed or developing country. Because of the uncertainties involved in the process of gaining approval for commercial drug use on humans, no assurance can be given that the Company will be able to sell RETICULOSE.

         The Company does not have a patent for RETICULOSE, although the Company has two patents for the use of RETICULOSE as a treatment. In addition, the Company has filed 32 patent applications with the United States Patent Office. There can be no assurance that other companies, having greater economic resources, will not be successful in developing a similar product using processes similar to those of the Company. There can be no assurance that the Company will obtain such a patent or, if obtained, that it will be enforceable. The Company has retained patent counsel for the purpose of pursuing additional patent protection for RETICULOSE. However, there is no certainty that patents will be granted, or if granted, that the patents will be sustained if judicially attacked, and, if declared valid, that the patents, in fact, will operate to protect the Company from others copying RETICULOSE. The Company has relied upon laws protecting proprietary information and trade secrets and upon confidentiality agreements to protect its rights to RETICULOSE and the processes for its manufacture, but there can be no assurance that such efforts and procedures will continue to be successful and protect the Company from any competition in the future.

YEAR 2000 COMPLIANCE

         The Securities and Exchange Commission has issued Staff Legal Bulletin No. 5 (CF/IM) stating that public operating companies should consider whether they will suffer any anticipated costs, problems or uncertainties as a result of the "Year 2000" issue, which affects existing computer programs that use only two digits to identify a year in the date field. The Company anticipates that its business operations will electronically interact with third parties very minimally, and the issues raised by Staff Legal Bulletin No. 5 are not applicable in any material way to its contemplated business or operations. Additionally, the Company intends that any computer systems that it will purchase or lease will have already addressed the "Year 2000" issue.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        None.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

         None.

Item 2. Changes in Securities and Use of Proceeds

         During the three months ended September 30, 1998, 200,000 options granted to Plata Partners Limited Partnership (the "Plata Options") were exercised at $.16 per share for a total of $32,000. In addition, in August 1998, 100,000 shares of Common Stock were issued to Malcolm

Santer, the Company's plant manager in Freeport. Finally, options to acquire 300,000 shares of Common Stock were granted to Angelo Chinnici at an exercise price of $.30 per share, which options are exercisable in equal installments on January 1, 1999, 2000 and December 15, 2000. The issuance of these shares was made in reliance upon Section 4(2) of the Securities Act of 1933 which provides for exemption for transactions not involving a public offering. With regard to the Company's reliance upon this exemption from registration, certain inquiries were made by the Company that such issuances qualified for such exemption.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to Vote of Security Holders

         During the three months ended September 30, 1998, no matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  Number            Description
                  ------            -----------
                  27.1                Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ADVANCED VIRAL RESEARCH CORP.

Date: November 12, 1998           By: /s/ William Bregman
                                      ------------------------------------------
                                          William Bregman,
                                          duly authorized officer and principal
                                          financial and accounting officer