Form 10-K405
period 1998-12-31
ADVANCED VIRAL RESEARCH CORP
filed 1999-03-31
CIK 786623

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the year ended December 31, 1998

                                       OR
                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 33-2262-A

                          ADVANCED VIRAL RESEARCH CORP.
                          -----------------------------
             (exact name of Registrant as specified in its charter)

              DELAWARE                                 59-2646820
              --------                                 ----------
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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the average bid and asked price of the Common Stock on the OTC Bulletin Board on March 18, 1999, $0.22, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $46,131,151. Shares of Common Stock held by each officer and director and by each person known by the Registrant to own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of Registrant's Common Stock, $0.0001 par value, was 301,340,183 on March 24, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                          ADVANCED VIRAL RESEARCH CORP.
                                    FORM 10-K
                          Year Ended December 31, 1998

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----

PART I............................................................................................................1
                                                                                                                  -
  ITEM 1.           BUSINESS......................................................................................1
                                                                                                                  -
  ITEM 2.           DESCRIPTION OF PROPERTY......................................................................16
                                                                                                                 --
  ITEM 3.           LEGAL PROCEEDINGS............................................................................16
                                                                                                                 --
  ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................17
                                                                                                                 --

PART II..........................................................................................................18
                                                                                                                 --
  ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................................18
                                                                                                                 --
  ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA.........................................................19
                                                                                                                 --
  ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS..........................................................21
                                                                                                                 --
  ITEM 8.           FINANCIAL STATEMENTS.........................................................................25
                                                                                                                 --
  ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE..........................................................25
                                                                                                                 --
PART III ........................................................................................................25
                                                                                                                 --
  ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                    COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT............................................25
                                                                                                                 --
  ITEM 11.          EXECUTIVE COMPENSATION.......................................................................26
                                                                                                                 --
  ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............................30
                                                                                                                 --
  ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................31
                                                                                                                 --
  ITEM 14.          EXHIBITS AND REPORTS ON FORM 8-K.............................................................31
                                                                                                                 --

                                     PART I


ITEM 1.  BUSINESS.

OVERVIEW

         Advanced Viral Research Corp. (the "Company" or "AVR") was incorporated under the laws of the State of Delaware on July 31, 1985 to engage in the production and marketing, promotion and sale of a pharmaceutical drug with the trade name "Reticulose." Reticulose is an anti-viral peptide-nucleic acid complex preparation. Reticulose has not been approved for sale or use, nor are applications pending for approval for sale or use with the Food and Drug Administration of the United States Department of Health and Human Services ("FDA") or anywhere in the world. The Company is in the developmental stage, and has not as yet commenced any commercial operations. The Company is dependent on registration and/or approval by applicable regulatory authorities of Reticulose in a developed or developing country, of which there can be no assurance, in order to commence commercial operations.

         The Company's operations over the last five years have been limited principally to engaging in research, in vitro testing and analysis of Reticulose in the United States, and engaging others to perform testing and analysis of Reticulose on human patients overseas. In connection with these engagements, the Company has also granted distribution rights for Reticulose in certain foreign countries. In 1995, the Company retained Shalom Hirschman, M.D. as its President. Since becoming President of the Company, Dr. Hirschman has monitored the testing of Reticulose and has recently performed certain analyses of Reticulose with Company personnel, which analyses the Company believes may be used in connection with the FDA approval process.

BACKGROUND OF RETICULOSE

         Reticulose had been marketed in the United States during the 1940's through the early 1960's. However, under the Federal Food, Drug, and Cosmetic Act, as amended in 1962 (the "1962 Act"), the FDA classified Reticulose as a "new drug" requiring FDA approval prior to any sale in the United States. A forfeiture action was instituted in 1962 by the FDA against Reticulose, and Reticulose was withdrawn from the United States market. The injunction obtained by the FDA prohibits, among other things, any shipment of Reticulose in the United States until a New Drug Application ("NDA") for Reticulose is approved by the FDA.

         In 1985, Bernard Friedland, former President and current Chairman of the Board, and William Bregman, Secretary and Treasurer of the Company, organized the Company for the purpose of producing Reticulose and seeking approvals for marketing it world-wide, and thereafter obtained the rights to Reticulose in May 1986. The FDA has not approved human clinical trials for Reticulose in the United States. The Company may be required, in the absence of grants or other subsidies, to bear the expenses of the first phase of human clinical trials to the extent the FDA permits human clinical trials to occur, of which there can be no assurance. The Company does not know what the actual cost of such trials would be. If the Company needs additional financing to fund such human clinical trials, there can be no assurance that additional financing will be available to the Company. No assurance can be given that any new Notice of Claimed Investigational Exemption for a New Drug ("IND") for clinical tests of Reticulose on humans will be approved by the FDA for human clinical trials, or that the results of such human clinical trials will prove that Reticulose is safe or effective in the treatment of any diseases, or that the FDA would approve the sale of Reticulose in the United States if any application were to be made by the Company.

GOVERNMENT REGULATION; THE INVESTIGATIONAL NEW DRUG APPLICATION PROCESS

         The FDA imposes substantial requirements upon and conditions precedent to the introduction of therapeutic drug products, such as Reticulose, through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time consuming procedures to demonstrate that such products are both safe and effective in treating the indications for which approval is sought. Testing in humans may not be commenced until after an IND exemption is granted by the FDA. An NDA must be submitted to the FDA for new drugs that have not been previously approved by the FDA and for new combinations of, and new indications and new delivery methods for, previously approved drugs.

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

         In order to conduct a clinical trial of a new drug in humans, a sponsor must prepare and submit to the FDA a comprehensive IND. The focal point of the IND is a description of the overall plan for investigating the drug product and a comprehensive protocol for each planned study. The plan is carried out in three phases: Phase I clinical trials, which involve the administration of the drug to a small number of healthy subjects to determine safety, tolerance, absorption and metabolism characteristics; Phase II clinical trials, which involve the administration of the drug to a limited number of patients for a specific disease to determine dose response, efficacy and safety; and Phase III clinical trials, which involve the study of the drug to gain confirmatory evidence of efficacy and safety from a wide base of investigators and patients. The initial IND may cover only Phase I.

         An investigator's brochure must be included in the IND and the IND must commit the sponsor to obtain initial and continual review and approval of the clinical investigation. A section describing the composition, manufacture and control of the drug substance and the drug product is included in the IND. Sufficient information is required to be submitted to assure the proper identification, quality, purity and strength of the investigational drug. A description of the drug substance, including its physical, chemical, and biological characteristics, must also be included in the IND. The general method of preparation of the drug substance must be included. A list of all components including inactive ingredients must also be submitted. There must be adequate information about pharmacological and toxicological studies of the drug involving laboratory animals or in vitro tests on the basis of which the sponsor has concluded that it is reasonably safe to conduct the proposed clinical investigation. Where there has been widespread use of the drug outside of the United States or otherwise, it is possible in some limited circumstances to use well documented clinical experience as a substitute for other pre-clinical work.

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

         When the clinical testing has been completed and analyzed, final manufacturing processes and procedures are in place, and certain other required information is available to the manufacturer, a manufacturer may submit an NDA to the FDA. An NDA must be approved by the FDA covering the drug before its manufacturer can commence commercial distribution of the drug. The NDA contains a section describing the clinical investigations of the drug which section includes, among other things, the following: a description and analysis of each clinical pharmacology study of the drug; a description and analysis of each controlled clinical study pertinent to a proposed use of the drug; a description of each uncontrolled clinical study including a summary of the results and a brief statement explaining why the study is classified as uncontrolled; and a description and analysis of any other data or information relevant to an evaluation of the safety and effectiveness of the drug product obtained or otherwise received by the applicant from any source foreign or domestic. The NDA also includes an integrated summary of all available information about the safety of the drug product including pertinent animal and other laboratory data, demonstrated or potential adverse effects of the drug, including clinically significant potential adverse effects of administration of the drug contemporaneously with the administration of other drugs and other related drugs. A section is included describing the statistical controlled clinical study and the documentation and supporting statistical analysis used in evaluating the controlled clinical studies.

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

         On September 20, 1984, Bernard Friedland, former President and current Chairman of the Board of the Company, as sponsor, submitted to the FDA an IND to conduct a study testing the efficacy of Reticulose on human subjects with AIDS, as well as other interferon related viruses. The FDA has issued four letters of deficiency with regard to the IND. In a letter dated November 29, 1984, the FDA indicated, among other deficiencies noted, that the publications submitted with the IND and relating to the effectiveness of Reticulose on virus related diseases will not be accepted in support of the safety of Reticulose unless the Company can establish that the proposed formulation of Reticulose is the same as the formulation of Reticulose referenced in those publications. In addition, the FDA required, among other things, that an IND application include relevant information on the chemistry, laboratory and animal controls to assure the integrity of the dosage from and that safety information be provided for the initial study proposed to be conducted on humans. The FDA also required that the information assure the proper identification, quality, purity and strength of Reticulose and a description of the physical, chemical and microbiological characteristics of Reticulose. On September 11, 1987, the Company received a further deficiency letter from the FDA, stating that no data had been submitted supporting in vitro anti-HIV activity or any criterion for a biological response modifier. See "Government Regulation; The Investigational New Drug Application Process."

         On March 6, 1992, the Company submitted an amendment to the IND, which attempted to address the FDA's concerns. In response to the March 1992 submission, the Company received a third deficiency letter from the FDA dated July 27, 1992, which provided detailed comments with respect to chemistry, toxicology, microbiology and clinical areas requiring further studies and action on the part of the Company. In June 1995, the Company received further correspondence from the FDA which stated, among other things, that the Company's prior submissions to the FDA did not provide an adequate response to the FDA's earlier request for preclinical information and accordingly the Company's IND was "inactivated."

         The Company has not formally responded to the 1992 deficiency letters or the 1995 deficiency letter, nor have any of the studies cited in those letters been undertaken. In February 1998, the Company contracted with GloboMax LLC of Hanover, Maryland to advise the Company in its preparation of an IND to be filed with the FDA, and to otherwise assist the Company through the FDA process with the objective of obtaining full approval for Reticulose in the United States. Pursuant to the agreement with GloboMax LLC, the Company is obligated to pay for services on an hourly basis, at prescribed rates. There can be no assurances as to the costs or the timing of the filing of the new IND or whether the Company has the resources to complete the FDA approval process. The Company may allocate certain funds from the exercise of currently outstanding options and warrants for the purpose of filing a new IND with the FDA, however, no assurance can be given that any of the currently outstanding options or warrants will be exercised. No assurance can be given that any new IND for clinical tests of Reticulose on humans will be approved by the FDA for human clinical trials on AIDS or other diseases, that any tests previously conducted or to be conducted will satisfy FDA requirements, that the results of such human clinical trials will prove that Reticulose is safe or effective in the treatment of AIDS or other diseases, or that the FDA would approve the sale of Reticulose in the United States if any application were to be made by the Company. It is not known at this time how extensive the Phase II and Phase III clinical trials will be, if they are conducted. There can be no assurances that the data generated will show that the drug Reticulose is safe and effective and even if the data shows that Reticulose is safe and effective, obtaining approval of the NDA could take years and require financing of amounts not presently available to the Company.

         In connection with its activities outside the United States, the Company is also subject to regulatory requirements governing the testing, approval, manufacture, labeling, marketing and sale of pharmaceutical and diagnostic products, which requirements vary from country to country. Government regulation in certain countries may delay marketing of Reticulose for a considerable period of time and impose costly procedures upon the Company's activities. The extent of potentially adverse government regulations which might arise from future legislation or administrative action cannot be predicted. Whether or not FDA approval has been obtained for a product, approval of the product by comparable regulatory authorities of foreign countries must be obtained prior to marketing the product in those countries. The approval process may be more or less rigorous from country to country, and the time required for approval may be longer or shorter than that required in the United States. No assurance can be given that clinical studies conducted outside of any country will be accepted by such country, and the approval of any pharmaceutical or diagnostic product in one country does not assure that such product will be approved in another country. Accordingly, until registration is granted, if ever, in the United States or another developed or developing country, it is not expected that the Company will be able to generate material sales revenues. The Company received a grant of authority from the Bahamian Port Authority on October 15, 1992 confirming the right of the Company's subsidiary, Advanced Viral Research, Ltd., a Bahamian corporation, to carry on the manufacture and export sale of ethical pharmaceutical products. See "-Marketing And Sales" and "-Exclusive Distribution Agreements."

TESTING AGREEMENTS

         For the period from inception (February 20, 1984) through December 31, 1998 the Company expended approximately $2.5 million on testing and research and development activities.

         Testing in the United States. On September 20, 1984, the Company's IND was submitted for a Phase I type study to determine if there was any pharmacological activity in humans against HIV. See "Government Regulation; The Investigational New Drug Application Process." In response to the FDA deficiency letters in 1984 and 1987 regarding the Company's IND, the Company was required among other things, to demonstrate that the Company's formulation of Reticulose was identical to the formulation reported in the prior anecdotal history and studies of Reticulose. In response to the deficiency letters from the FDA, the Company engaged (i) the University of Wisconsin Biotechnology Center to perform a series of protein tests for product control and protein fragment identification; (ii) Southern Research Institute, Birmingham, Alabama and Vironc Laboratories, North Miami Beach, Florida to perform in vitro screenings of Reticulose against the HIV virus in two separately conducted independent laboratory screenings; and (iii) International Diagnostics Ltd. Inc., Dania, Florida, an independent testing laboratory, to perform standard mouse toxicity assays to demonstrate toxicity of Reticulose. Management of the Company originally believed that due to the early safety record and published reports of human use that the FDA would permit the initial Phase I trials in humans after approximately six months. If sufficient funds are available from the sale or exercise of securities or other sources, the Company will consider taking the additional steps to satisfy the FDA that the formulation of Reticulose is identical to the formulation reported in the prior anecdotal history and studies. The time and costs required for IND approval as a result of the FDA not accepting the prior history of the drug is currently not known to the Company but could be considerable. The Company may file a new IND with the FDA as opposed to amend its prior IND.

         Topical Safety Study. In October 1997, the Company contracted with Chrysalis Preclinical Service Corporation and Product Investigations, Inc., both unaffiliated third party laboratories, to conduct testing on animals and cultured human cells to determine the safety of the topical use of Reticulose, which testing was completed in November 1998. The studies showed no toxicity for the topical application of Reticulose. As of December 31, 1998, the Company advanced approximately $170,000 for such study.

         Canadian Contract. During the period from 1992 to 1995, the Company had been seeking approval in Canada for controlled distribution of Reticulose. The Company submitted an application for a limited study on 24 patients with Kaposi's Sarcoma, a condition associated with AIDS, the approval of which application was pending in 1995. However, due to delay in obtaining the approval for this study and after receiving deficiency letters from the Health Protection Branch of the Health and Welfare Department of Canada, the Company withdrew the application to have such study commence.

         Plata Partners Limited Partnership. On March 20, 1992, the Company entered into an agreement with Plata Partners Limited Partnership ("Plata"), a Michigan limited partnership unaffiliated with the company (the "Plata Agreement"), pursuant to which Plata agreed at its expense, to perform a demonstration on ten patients of both sexes from 18 to 45 years of age for 45 days, without control group, at Campus #1 University C.B.E.P., University of Santo Domingo, Santo Domingo, Dominican Republic in accordance with a certain agreed upon protocol (the "Protocol") to assess the efficacy of a treatment using Reticulose incorporated in the Protocol against AIDS (the "Demonstration").

The Protocol provides, among other things, that the treatment consists of Reticulose along with vitamin and protein supplements. The preliminary and final results of the Demonstration were previously reported by the Company in its Reports on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on July 10, 1992 and November 6, 1992.

         The Demonstration was conducted on the patients from May 1992 through July 1992. The Demonstration was supervised by Angelo A. Chinnici, M.D., and administered by medical doctors certified to practice in the Dominican Republic. A videotape has been produced by Plata memorializing the Demonstration, which videotape was delivered to the Company in August 1992. On August 12, 1992 the Company received from Plata a translated written transcript of a press conference (the "Press Conference") called and conducted by Plata in Santo Domingo, Dominican Republic on August 7, 1992 (the "Transcript"). The Press Conference was held by Plata following the completion and the release of preliminary results of the Demonstration.

         The Transcript, a copy of which has been filed with the Company's Report on Form 8-K with the Commission on August 14, 1992, provides, among other things, statements from Dr. Joaquin Perez-Mendez, the Director of the Program for Control of Sexually Transmitted Diseases (Procets) a governmental organization in the Dominican Republic, who participated in the administration of the Demonstration, Dr. Charles Dunlop, then the Surgeon General of the Dominican Republic, Dr. Norman de Castro and Dr. Rafael Alcantara, who is associated with the Center for Sexually Transmitted Diseases in the Dominican Republic (collectively, the "Doctors").

         In the Transcript, the Doctors generally expressed their optimism and hopefulness regarding Reticulose and they encouraged further testing of the efficacy of Reticulose against AIDS and efforts to register Reticulose. As of the date hereof, the Company has not independently verified or otherwise substantiated the accuracy or completeness of the Transcript or the Press Articles. The Demonstration conducted by Plata was not a double-blind study. However, to date no registration certificate has been granted by the Dominican Republic, and there can be no assurance that such certificate will be issued. Further, the Company is currently not pursuing the registration certificate in the Dominican Republic.

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

         The Company believes the Demonstration will not significantly impact the FDA's decision to (i) approve an IND filed with the FDA or (ii) approve of the marketing, sales or distribution of Reticulose within the United States. Further, the Company believes the Demonstration will not significantly impact the Company's ability to obtain approval for the marketing, sales or distribution of Reticulose anywhere in the world.

             Pursuant to the Plata Agreement, the Company authorized the issuance to Plata of 5,000,000 shares of common stock and options to purchase an additional 5,000,000 shares at $.08 per share through July 9, 1994 (the "Plata Options") and 5,000,000 shares at $.10 per share through July 9, 1994 (the "Additional Plata Options"). Pursuant to several amendments, the Plata Options and the Additional Plata Options are exercisable through April 30, 1999 at an exercise price of $.14 and $.16, respectively. As of December 31, 1998, there are outstanding Plata Options to acquire 683,300 shares at $.14 per share and Additional Plata Options to acquire 108,100 shares at an exercise price of $.16 per share. Through December 31, 1998, the Company has received approximately $1,332,000 pursuant to the issuance of approximately 9.2 million shares in connection with the exercise of the Plata Options and the Additional Plata Options.

         Argentina Agreements. On December 27, 1993, the Company entered into an agreement with Juan Carlos Flichman, M.D., Permanent Advisor to the Argentine Association Against Sexually Transmitted Diseases, whereby Dr. Flichman agreed to conduct a double blind study of Reticulose in Argentina of (i) 40 patients who have been diagnosed with acute Hepatitis "B" and (ii) 20 patients diagnosed with Hepatitis "C" (the "Argentina Study"). The treatment of acute Hepatitis "B" patients was expected to last for approximately 20 days, followed by a 60/90 day observation period and of Hepatitis "C" patients was expected to last for 180 days, also followed by a 60/90 day observation period. Dr.

Flichman, however, indicated to the Company that the Argentina Study was delayed because of the failure to gain regulatory approval in Argentina to commence testing. The Argentina Study was never completed.

         In April, 1996, the Company entered into an agreement (the "1996 Agreement") with DCT S.R.L., an Argentine corporation ("DCT"), pursuant to which DCT and Dr. Flichman each agreed to conduct open label clinical trials of Reticulose on the Human Papilloma Virus (HPV) at two separate hospitals located in Buenos Aires, Argentina (the "HPV Clinical Trial"). In June, 1994, the Company entered into an exclusive distribution agreement with DCT, whereby the Company granted to DCT, subject to certain conditions precedent, the exclusive right to market and sell Reticulose in certain South American countries, including Argentina and other MERCOSUR States; this agreement was superseded by another exclusive distribution agreement as of April 1, 1996. Pursuant to the 1996 Agreement, the HPV Clinical Trial commenced and is being conducted pursuant to a protocol developed by Dr. Flichman. The purpose of the HPV Clinical Trial is to assess the efficacy of Reticulose on HPV. The protocol calls for, among other things, a study to be performed with clinical and laboratory follow-up on 20 patients between the ages of 18 and 50 years of age. The HPV Clinical Trial was not a double-blind study and did not include a placebo control group or reference to any other anti-viral drug.

         Pursuant to the 1996 Agreement, the Company paid approximately $34,000 to DCT to cover out of pocket expenses associated with the HPV Clinical Trial. The 1996 Agreement further provides that, at the conclusion of the HPV Clinical Trial, DCT shall cause Dr. Flichman to prepare and deliver a written report to the Company regarding the methodology and results of the HPV Clinical Trial (the "HPV Report"). On April 22, 1996, the Company was informed by DCT that the HPV Clinical Trial had commenced on April 15, 1996. In September 1996, the Company received from Dr. Flichman the HPV Report. The HPV Report stated that when Reticulose was applied topically to 20 patients (six males and 14 females) diagnosed to be infected with HPV, two of the 20 patients had total remissions and eight of the 20 patients experienced clinical improvement ranging from a reduction in color intensity, size and texture. Further, the HPV Report provides that no adverse side effects were observed in any of the 20 patients and only one patient experienced redness of the skin that disappeared spontaneously within 24 hours.

         Upon delivery of the HPV Report to the Company, the Company delivered to the principals of DCT Common Stock purchase options (the "DCT Options") to acquire 2,000,000 shares of the Company's Common Stock for a period of one year from the date of the delivery of the HPV Report, at an exercise price of $.20 per share. Pursuant to several amendments, the DCT options are now exercisable through April 30, 1999 at an exercise price of $.21 per share. As of December 31, 1998, 464,000 shares of common stock were issued pursuant to the exercise of these options for an aggregate exercise price of approximately $93,000. Additionally, in April 1998, 10,000 shares were issued in connection with the exercise of options at $.20 per share.

         In June 1994, DCT S.R.L. and the Company entered into an exclusive distribution agreement whereby the Company granted to DCT, subject to certain conditions, the exclusive right to market and sell Reticulose in Argentina, Bolivia, Paraguay, Uruguay, Brazil, and Chile (the "DCT Agreement"). During the quarter ended June 30, 1997, the Company entered into an agreement with DCT (the "HIV-HPV Agreement") whereby the Company agreed to provide to DCT or its assignees up to $600,000 to cover the costs of a double blind placebo controlled study in approximately 150 patients to assess the efficacy of Reticulose for the treatment of persons diagnosed with the HIV virus (AIDS) and HPV (the "HIV-HPV Study"). The HIV-HPV Agreement provides that (i) in the event the data from the HIV-HPV Study is used in connection with Reticulose being approved for commercial sale anywhere within the territory granted under the DCT Agreement or
(ii) DCT receives financing to cover the costs of the HIV-HPV Study, then DCT is obligated to reimburse the Company for all amounts expended in connection with the HIV-HPV Study. As of December 31, 1998, the Company has advanced approximately $665,000 in connection with the HIV-HPV Agreement, which is accounted for as a research and development expense. The amounts have been used to cover expenses associated with clinical activities of the HIV-HPV Study.

         In October 1997, the Company entered into two agreements with DCT whereby the Company agreed to provide DCT or its assignees up to $220,000 and $341,000 to cover the costs of double blind placebo controlled studies in approximately 360 and 240 patients, respectively to assess the efficacy of the topical application of Reticulose for the treatment of persons diagnosed with Herpes Labialis/Genital Infections (the "Herpes Study") and HPV (the "HPV Topical Study"). In connection with the Herpes Study and the HPV Topical Study, as of December 31, 1998, the

Company has advanced approximately $58,000 and $132,500, respectively, and such expenses are accounted for as research and development expenses. The amounts expended have been used to cover expenses associated with pre-clinical activities. Neither the Herpes Study nor the HPV Topical Study has commenced. Both agreements with DCT provide that (i) in the event the data from the studies are used in connection with Reticulose being approved for commercial sale anywhere within the territory granted under the DCT Agreement or (ii) DCT receives financing to cover the costs of the studies, then DCT is obligated to reimburse the Company for all amounts respectively expended in connection with the Studies.

         In February 1998, the Company entered into an agreement with DCT (the "Concurrent Agreement") whereby the Company agreed to provide DCT or its assignees, up to $412,960 to cover the costs of a study in 65 patients to compare the results of treatment of patients with AIDS taking a three drug cocktail and Reticulose with those taking a three drug cocktail and a placebo. As of December 31, 1998, the Company has advanced approximately $50,000 for such study which has been accounted for as research and development expense.

         In May 1998, the Company entered into an agreement with DCT (the "Rheumatoid Arthritis Agreement") whereby the Company agreed to provide DCT or its assignees, up to $94,950 to cover the costs of a controlled study in 30 patients to determine the efficacy of Reticulose for the treatment of rheumatoid arthritis in humans. In connection with this study, as of December 31, 1998, the Company has advanced approximately $79,200 which has been accounted for as research and development expense.

         In July 1998, the Company authorized the expenditure of up to $90,000 to study the effects of Reticulose in inhibiting the mutation of the AIDS virus on patients in Buenos Aires, Argentina. As of December 31, 1998, the Company had advanced approximately $55,000 for such studies, which have been accounted for as research and development expense.

         Hirschman Study. The Company in late 1995 issued a grant of $30,188 to the Mount Sinai School of Medicine, New York City, New York, for a study to be conducted by Shalom Z. Hirschman, M.D., then Professor of Medicine and Director of the Division of Infectious Diseases of Mount Sinai School of Medicine, for the purpose of studying the mechanism, if any, by which Reticulose inhibits replication of HIV. (the "Hirschman Study"). The results of this research demonstrated that Reticulose stimulates the production of a unique set of chemokines, including Interleukin 1 (IL-1), Interleukin 6 (IL-6), Gamma Interferon and Tumor Nacrosis Factor, and inhibits the replication of HIV in cell cultures. were presented by Dr. Hirschman at Biomedicine '96, the annual meeting (sponsored by SCIENCE, a journal of the American Association for the Advancement of Science) of the Association of American Physicians, American Society for Clinical Investigation, and American Federation for Clinical Research, held May 4-6, 1996, in Washington, D.C. The manuscript of Drs. Hirschman and Chey Wei Chen, entitled "Peptide Nucleic Acids Stimulate Gamma Interferon and Inhibit the Replication of the Human Immunodeficiency Virus," was published in Clinical Research (the official compendium of the proceedings of the meeting) in the August 1996 issue of Journal of Investigative Medicine, a publication of the American Federation for Clinical Research.

         Barbados Study. The first stage of a double-blind, randomized, placebo-controlled clinical trial using Reticulose in the treatment of AIDS conducted at the Queen Elizabeth Hospital, Bridgetown, Barbados was completed in late November 1996 (the "Barbados Study"). The Company received a letter from one of the scientists conducting the Barbados Study dated November 26, 1996 reporting the results of the first stage of a double-blind, randomized, placebo-controlled clinical trial using Reticulose in the treatment of patients with AIDS, and confirming that the study protocol received ethical approval from the Chief Medical Officer's committee. In this first stage of the clinical trial, 43 patients who had never previously received any anti-retroviral therapy were enrolled into the study, 21 of which received Reticulose and 22 of which received placebo, over a 60-day period. The patients were observed for a further sixty days after the cessation of therapy. At the end of the 60-day treatment period, the key results included a 37% increase in the mean CD(4)-positive T-cell lymphocytes in the group of patients that received Reticulose, as compared to a 7% decrease in the group of patients that received placebo, and a 21% average decrease in HIV viral load, as measured by quantitative RNA PCR, in the Reticulose-treated group of patients, in contrast to a 33% increase in HIV viral load in the group of patients that received placebo. In addition, the letter reported, among other things, that at the end of the 60-day observation period following cessation of treatment, a majority of Reticulose-treated group showed a greater rise in blood hemoglobin, and maintained or increased their body weight in contrast to only a minority of the placebo-treated patients. Finally, there were no toxic side effects observed by physicians or reported by patients receiving Reticulose therapy in the first stage of the trial. An abstract entitled "Controlled Clinical Trial of Reticulose, a Peptide Nucleic Acid with Immunomodulator Activity in Patients with HIV Infection" (the "Barbados Abstract") which describes the results of the first stage of the Barbados Study, was accepted for publication by The American Society for Microbiology. As of December 31, 1998, the Company has expended approximately $365,000 to cover the costs of the Barbados Study. Based on information received from the coordinators of the Barbados Study, the Company is uncertain as to the costs to be incurred in connection with the Barbados Study and has not been informed as to when further results from the Barbados Study will be forthcoming.

         In connection with the Barbados Study, in July 1998, the Company authorized additional expenditures of up to $45,000 to Queen Elizabeth Hospital, Bridgetown, Barbados to study the effects of Reticulose in inhibiting the mutation of the AIDS virus. As of December 31, 1998, the Company has advanced approximately $5,000 for such study which has been accounted for as research and development expense.

         National Cancer Institute Study. In March 1997, the Company entered into a Material Transfer Agreement - Cooperative Research and Development Agreement (the "NCI Agreement") with certain governmental agencies (including the FDA) represented by The National Cancer Institute (collectively, the "Government Agencies"). The purpose of the NCI Agreement is for Dr. Howard Young, Section Chief, Laboratory of Experimental Immunology, Division of Basic Sciences, The National Cancer Institute, to determine the molecular mechanism by which Reticulose may specifically enhance transcription of the gamma interferon gene. The Company intends to supply Reticulose to the Government Agencies for the purpose of research by the Government Agencies in accordance with a research plan attached to the NCI Agreement, subject to the conditions stated in the NCI Agreement. The NCI Agreement provides for non-disclosure by the Government Agencies and an understanding that the Company and the Government Agencies will enter into licenses to one another on terms to be negotiated in the future, in the event the research produces an invention. Either the Company or the Government Agencies may terminate the NCI Agreement upon 30 days prior written notice to the other. The NCI Agreement states that the Government Agencies "[do] not directly or indirectly endorse any product or service provided, or to be provided, whether directly or indirectly related to either this [agreement] or to any patent or other intellectual property license or agreement which implements this [agreement] by its successors, assignees, or licensees. The [Company] shall not in any way state or imply that this [agreement] is an endorsement of any such product or service by the U.S. Government or any of its organizational units or employees." Pursuant to an agreement dated March 19, 1998, the NCI Agreement has been extended for an additional one year period and provides for the continued study of the basic mechanisms of immune responses, the investigation of anti-tumor activity of Reticulose and its effect on rheumatoid arthritis.

MARKETING AND SALES

         Except for limited sales ($656 in 1998) of Reticulose for testing and other purposes, Reticulose is not sold commercially anywhere in the world. As of March 1999 the efforts of the Company or any of its representatives have produced no material benefits to the Company regarding the Company's ability to have Reticulose sold commercially anywhere in the world. The Company has entered into Exclusive Distribution Agreements with five separate entities whereby the Company has granted exclusive rights to distribute Reticulose in the countries of China, Japan, Hong Kong, Macao, Taiwan, Mexico, Channel Islands, Isle of Man, British West Indies, Jamaica, Haiti, Bermuda, Belize, Saudi Arabia, Argentina, Bolivia, Paraguay, Uruguay, Brazil and Chile. Pursuant these agreements, the distributors are obligated to cause Reticulose to be approved for commercial sale in such countries and upon such approval, to purchase from the Company certain minimum quantities of Reticulose to maintain the exclusive distribution rights. The marketing plans of the Company for Reticulose are still dependent upon registration of Reticulose for sale in the various jurisdictions where its distributors are seeking approvals. See "-Exclusive Distribution Agreements."

         There can be no assurance that the Company or any distributor will ever secure registration of Reticulose and the Company to date has received no information that would lead it to believe that it will be positioned to sell Reticulose commercially anywhere in the world in the immediate future. To date, the only application for registration of Reticulose which has been filed is an application requesting that Reticulose be available for sale in Argentina, which was filed in March 1998. Notwithstanding the filing of this application, no material progress has been made to secure approval to sell Reticulose in Argentina in that the Company is awaiting the results of a test requested by the government of Argentina which will demonstrate the effect of Reticulose on certain animals. The Company initially targeted its sales and marketing efforts to those countries where Reticulose was previously marketed by its prior owners for a number of years as an anti-viral agent in the treatment of Asian Influenza, Viral Pneumonia, Virus Infectious Hepatitis, Mumps, Encephalitis, Herpes Simplex and Herpes Zoster. Those countries included Singapore, Hong Kong, Malaysia, Taiwan, the Philippines and Malta. Registration of Reticulose will be required in such countries as well as in the other countries comprising the distributors' territories before any significant sales may begin. The registration of Reticulose for sale in these countries has been frustrated due to the Company's inability to obtain the registration and approval to sell Reticulose in the Bahamas, the country of origin, and a general lack of published data on the efficacy of Reticulose. Until Reticulose is registered and approved for sale in the United States, in another developed country or in the other countries included in the distributors' territories, there can be no assurance that the Company will generate any sales of Reticulose. For the years ended December 31, 1998, 1997 and 1996, the Company reported no commercial sales except limited sales for testing purposes ($656, $2,278, and $24,111, respectively). Reticulose is not legally available for use anywhere in the world, except for testing purposes. See "-Testing Agreements."

COMPETITION

         There are inherent difficulties for any development stage company seeking to enter an established field, particularly in a field so capital intensive as the manufacture and sale of pharmaceuticals. The Company, if it is ever successful in securing FDA or other regulatory approvals, will encounter intense competition engaged in the development and marketing of drug products, all of which are substantially larger, possess far greater capital assets, have substantial operating histories and records of successful operations, greater financial and other resources, more employees and far more extensive facilities than the Company now has or will have in the foreseeable future. Accordingly, such companies are in a far better position to compete than the Company. Moreover, such companies may succeed in discovering, developing and marketing anti-viral products that are more effective than Reticulose. The Company at present is not, and there can be no assurances that the Company will become in the foreseeable future, a significant factor in the field in which it proposes to engage. Additionally, small "start-up" firms, such as the Company, with very limited resources, are at a very serious competitive disadvantage against established companies. The Company hopes to compete, however, based on cost and the effectiveness of Reticulose.

EMPLOYEES

         The Company has 24 full-time employees, consisting of its three executive officers, 17 employees involved in research, and four administrative employees. Shalom Z. Hirschman, M.D., President and Chief Executive Officer and a Director of the Company, Bernard Friedland, Chairman of the Board and a Director of the Company, and William Bregman, Secretary-Treasurer and a Director of the Company, each devote all of their business time to the day-to-day business operations of the Company.

         Additionally, the Company may hire, as and when needed, and as available, such sales and technical support staff and consultants for specific projects on a contract basis. See "Management -- Employment Contracts, Termination of Employment and Change-in-Control Arrangements."

CONSULTING AGREEMENTS

         Leonard Cohen. In September 1992, the Company entered into a consulting agreement with Leonard Cohen for a one-year term commencing on that date. Prior to the execution of the agreement, Mr. Cohen had no relationship with the Company other than as a former holder of the Company's Class C Warrants which had been redeemed. Mr. Leonard Cohen has no relationship to Matthew Cohen, who was one of the principals of TRM. Pursuant to the agreement, the Company granted to Mr. Cohen the option to acquire, at any time and from time to time through September 10, 1993 (which date has been extended through April 30, 1999), the option to acquire 3,000,000 shares of Common Stock of the Company at an exercise price of $.09 per share (which exercise price has been increased to $.13 per share). As of December 31, 1998, 1,300,000 of such stock options have been exercised for cash consideration of $156,000.

         In July 1994, in consideration for the additional services provided by Mr. Cohen in connection with the introduction and negotiation of the Exclusive Distribution Agreement with C.U.R.E. Pharmaceutical Corp. ("C.U.R.E."), a Delaware corporation, which agreement was terminated as discussed below and superseded by an agreement with Avix International Pharmaceutical Corp. ("AVIX"), the Company issued to each of Elliot Bauer and Lee Rizzuto options to acquire an additional 5,000,000 shares of the Company common stock each at $.10 per share, exercisable through May 1, 1996 (the "Bauer and Rizzuto Options"). The Company has been informed that Messrs. Cohen and Bauer are principals of AVIX. Through December 31, 1998, 2,855,000 shares were issued pursuant to the exercise of the Bauer and Rizzuto Options for an aggregate exercise price of $285,500. Mr. Rizzuto sold all of his shares and all shares underlying his options. Pursuant to several amendments, the remaining Bauer options are exercisable through April 30, 1999 at an option price of $.13.

         Chinnici Agreement. In July 1998, the Company entered into a consulting agreement with Angelo A. Chinnici, M.D. for a term extending to December 31, 2000 (the "Chinnici Consulting Agreement"). The Chinnici Consulting Agreement provides for Dr. Chinnici to provide assistance to the Company in connection with research, development, production, marketing and sale of Reticulose. Additionally, pursuant to the Chinnici Consulting Agreement, Dr. Chinnici has agreed to testify before the FDA on behalf of the Company in connection with the Company's possible application for approval of the testing of Reticulose. The agreement provides that Dr. Chinnici will receive options to purchase 300,000 shares of Common Stock at an exercise price of $.30 per share for a period of three years in three equal installments commencing January 1, 1999 and 2000 and December 15, 2000, respectively.

         Hirschman Agreement. In May 1995, the Company entered into a consulting agreement with Shalom Hirschman, M.D., Professor of Medicine of Mt. Sinai School of Medicine, New York, New York and Director of Mt. Sinai's Division of Infectious Diseases, whereby Dr. Hirschman was to provide consulting services to the Company through May 1997. The consulting services included the development and location of pharmacological and biotechnology companies and assisting the Company in seeking joint ventures with and financing of companies in such industries.

         In connection with the consulting agreement, the Company issued to Dr. Hirschman 1,000,000 shares of the Company's Common Stock and the option to acquire 5,000,000 shares of the Company's Common Stock for a period of three years as per the vesting schedule as referred to in the agreement, at a purchase price of $.18 per share. In addition and in connection with entering into the consulting agreement with Dr. Hirschman, the Company issued to a person unaffiliated with the Company, 100,000 shares of the Company's Common Stock, and an option to acquire for a period of one year, from June 1, 1995, an additional 500,000 shares at a purchase price of $.18 per share. Pursuant to several amendments, the exercise date of the options granted in connection with the Company's 1995 consulting agreement with Dr. Hirschman has been extended through March 23, 2009. As of December 31, 1998, 900,000 shares have been issued upon exercise of these options for cash consideration of $162,000.

         In March 1996 and March 1999 the consulting agreement with Dr. Hirschman was amended whereby Dr. Hirschman agreed to provide consulting services to the Company through May 2000 (the "Addendum"). Pursuant to the Addendum, the Company granted to Dr. Hirschman and his designees options to purchase an aggregate of 15,000,000 shares of the Company's common stock for a three year period pursuant to the following schedule: (i) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1996 and ending March 23, 2009 at an exercise price of $.19 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; (ii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1997 and ending March 23, 2009 at an exercise price of $.27 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; and (iii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1998 and ending March 23, 2009 at an exercise price of $.36 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman. In addition, the Company has agreed to cause the shares underlying these options to be registered so long as there is no cost to the Company. In November 1997, Dr. Hirschman assigned to Henry Kamioner, a consultant to Dr. Hirschman, options to acquire 1,500,000 shares (500,000 at $.19, 500,000 at $.27 and 500,000 at $.36). As of December 31, 1998, 500,000
shares of common stock were issued pursuant to the exercise of stock options by Richard Rubin. Mr. Rubin has, from time to time in the past, advised the Company on matters unrelated to his consultation with Dr. Hirschman.

     In   October 1996, the Consulting Agreement with Dr. Hirschman was terminated and an Employment Agreement with Dr. Hirschman became effective. See "Management -- Employment Contracts, Termination of Employment and Change-in Control Arrangements."

         Malcolm Santer. In exchange for the services provided by Malcolm Santer, the Company's plant manager at the Company's manufacturing facility in Freeport, Bahamas, the Company issued to Mr. Santer: (i) 50,000 shares of Common Stock valued at $.41 per share in February 1997, (ii) 100,000 shares of Common Stock valued at $.24 cents per share in September 1997 and (iii) 100,000 shares of Common Stock valued at $.21 per share in August 1998.

EXCLUSIVE DISTRIBUTION AGREEMENTS

         Agreement with DCT S.R.L. Under an Exclusive Distribution Agreement, dated June 1994, superseded by another agreement, dated April 1, 1996, between the Company and DCT, the Company granted to DCT subject to certain conditions precedent, the exclusive right to market and sell Reticulose within the territories of Argentina, Bolivia, Paraguay, Uruguay, Brazil and Chile (the "DCT Agreement"). The term of the DCT Agreement was for a three-year period with additional three-year renewal terms from the date DCT obtained all approvals, licenses, permits and registrations (collectively, the "Approval") to import and distribute Reticulose in Argentina, subject to DCT's right to extend the DCT Agreement so long as DCT was diligently pursuing the Approval and meeting certain annual minimum purchase requirements as set forth in the DCT Agreement, in the event the Approval for Argentina was obtained. DCT was granted an option to purchase for a period of one year from the date of Approval, 2,000,000 shares at a purchase price of $.20 per Share (the "DCT Option"). The Approval has not been obtained to date. The Company has not terminated the DCT Agreement because the Company has not identified another source it believes will be more successful in obtaining the Approval.

         As a result of the 1996 Agreement, discussed under "-TESTING AGREEMENTS-Argentina Agreements" and the Health Ministry's approval for and the commencement of the test of Reticulose on the Human Papilloma Virus (HPV) on HIV patients, the Company agreed that the DCT Option became exercisable.

         Termination of Agreements with C.U.R.E. On April 25, 1994, the Company entered into an Exclusive Distribution Agreement with C.U.R.E. pursuant to which C.U.R.E. was granted exclusive rights to distribute Reticulose within the countries of China, Japan, Thailand, Singapore, Hong Kong, Taiwan and Malaysia the ("C.U.R.E. Territory").

         The Exclusive Distribution Agreement with C.U.R.E. was for an initial term of five years, subject to certain automatic extensions if C.U.R.E. satisfied its minimum purchase obligations and obtained approval for one or more countries constituting the C.U.R.E. Territory, within one year from the Agreement. Because of its failure to obtain any approval, the Company terminated the rights of C.U.R.E. under this agreement.

         As of June 1, 1994, the Company had also entered into an Exclusive Distribution Agreement with C.U.R.E. Pharmaceutica Central Americas Ltd., a Delaware corporation and an affiliate of C.U.R.E. ("C.U.R.E. C/A Ltd."). C.U.R.E. C/A Ltd. was required to purchase a minimum of 20,000 milliliters of Reticulose during the first year following approval and such approval had to be obtained within one year of entering into this agreement. C.U.R.E. was unable to obtain such approval and the Company terminated C.U.R.E.'s exclusive distribution rights, effective May 30, 1995, following acknowledgment by C.U.R.E. and C.U.R.E. C/A Ltd. that neither had obtained approvals.

         Agreements with AVIX and Unistone. As the result of the termination of agreements with C.U.R.E. and C.U.R.E. C/A Ltd., the Company entered into an agreement, dated as of June 2, 1995, with AVIX, pursuant to which AVIX has been granted the exclusive import and distribution rights during a period of five years from the date that AVIX obtains Approval for any of the countries formerly within the C.U.R.E. Territory (the "AVIX Far East Agreement"), and a separate Exclusive Distribution Agreement with AVIX with respect to Mexico, which rights previously belonged to C.U.R.E. C/A Ltd. AVIX has informed the Company that it received initial authorization for testing Reticulose in Mexico in July 1998, and that it has commenced negotiations with parties in China for initial authorization for testing Reticulose, following which Approval for those countries shall be sought. The Company has been informed by AVIX that certain of the principals of AVIX (including Leonard Cohen who is an officer and shareholder thereof) were formerly principals of C.U.R.E. The terms of the agreement with AVIX are substantially similar to the agreements with C.U.R.E. and C.U.R.E. C/A Ltd. except that the territory in the AVIX Agreement does not include Thailand, Malaysia and Singapore but does include Macao. The Approval has not been obtained to date.

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

         The separate agreement for Mexico requires Approval within one year and has minimum annual purchase requirement commencing at 20,000 milliliters. The Company extended the period for AVIX to secure Approval from Mexico because management of the Company believes that AVIX is diligently seeking such Approval from the Ministry of Health of Mexico. In July 1998, the Ministry of Health of Mexico granted authorization for testing and analysis of Reticulose on human subjects with HIV and AIDS, and the Company is currently exploring candidates to perform such tests. Through March 1999, no studies have commenced in Mexico and no amounts for such testing have been advanced by AVIX.

         AVIX shall be required, pursuant to the AVIX Far East Agreement, to purchase Reticulose for $500,000 upon obtaining Approval and after one year after Approval for China, AVIX is required to purchase Reticulose for an additional $500,000 at $12 per 2 ml ampule.

         Agreement with Commonwealth. Under an Exclusive Distribution Agreement, dated October 24, 1994, as supplemented on November 2, 1995 (collectively, the "Commonwealth Agreement") with Commonwealth, the Company has granted to Commonwealth, subject to certain conditions precedent, the exclusive right to market and sell the Company's pharmaceutical drug Reticulose within the territories of the Channel Islands, The Isle of Man, the British West Indies, Jamaica, Haiti, Bermuda and Belize (collectively, the "Commonwealth Territories"), and the right (not exclusive) to import, warehouse, market, sell and distribute Reticulose within the territory of Saudi Arabia. The term of the Commonwealth Agreement as to the Commonwealth Territories is for successive three year periods (each extension period being with the prior mutual consent of the parties) from the date Commonwealth obtains Approval for any one of the Commonwealth Territories. The Approval has not been obtained to date.

         Pursuant to the Commonwealth Agreement, Commonwealth purchased from the Company 1,500 ampules of Reticulose at a purchase price of $12.00 per ampule (2 milliliters per ampules) and delivered to the Company $5,000 as a signing payment (for a total payment of $23,000). Commonwealth has advised the Company that to date it has sold approximately $1,200 worth of Reticulose in the Commonwealth Territories. Further, pursuant to the Commonwealth Agreement, in the event Approval for any of the Commonwealth Territories is obtained, Commonwealth is obligated to purchase from the Company $225,000 worth of Reticulose within one year from the date of Approval for any of the Commonwealth Territories; $642,000 worth of Reticulose during the second year from the date of Approval for any of the Commonwealth Territories; and $1,026,000 worth of Reticulose during the third year from the date of Approval for any of the Commonwealth Territories. Commonwealth also is obligated to purchase from the Company $225,000 worth, $822,000 worth and $1,914,000 worth of Reticulose, respectively, during the first three years from the date of Approval. In addition, pursuant to the Commonwealth Agreement, the Company has granted to Commonwealth the right to acquire 3,000,000 shares of the common stock at a purchase price of $.25 per share at any time and from time to time for a period of one year from the date that certain tests are conducted and a paper is published with respect to such test of Reticulose. the Company has been informed by Commonwealth that certain of the affiliates of Commonwealth were formally affiliated with Plata.

         Agreement with Dormer Laboratories Inc. On November 9, 1993, the Company entered into an agreement by which it granted to Dormer Laboratories Inc., a Canadian corporation ("Dormer"), the exclusive rights to import, warehouse, market, sell and distribute Reticulose within Canada for a period of five years from the grant of import approval for Canada, provided that Dormer meets certain Reticulose purchase minimums. Because Approval for Canada was not obtained by November 9, 1995, the Company had the right to terminate this agreement on 90 days prior written notice to Dormer. Upon notice by the Company, the agreement was terminated in August 1998.

GLOSSARY OF TERMS

         The following is a glossary of some of the scientific terms used in this report. Except as otherwise noted, the information contained in the glossary has been obtained from Stedman's Medical Dictionary Illustrated (The Williams & Wilkins Company, Baltimore, 22nd Edition, c. 1972).

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

Papilloma Virus:     A circumscribed benign epithelial (nipple, or the
                     thin skin covering the nipple) tumor projecting from the surrounding surface; more precisely, a benign epithelial neoplasm consisting of villous or arborescent outgrowths of fibrovascular strands covered by neoplastic cells.

Peptide: A compound of two or more amino acids in which the carboxyl group of one is united with the amino group of the other, with the elimination of a molecule of water, thus forming a peptide bond.

Reticulose:          An anti-viral peptide-nucleic acid complex preparation,
                     developed by Vincent M. LaPenta, M.D. specifically to stimulate the reticulo-endothelial system. (Sources: E.
                     Podolsky, M.D., "The Reticulo-Endothelial System and Its
                     Activation by Non-Specific Protein Therapy," The Journal of
                     Medicine, October 1938; Physicians' Desk Reference to
                     Pharmaceutical Specialists and Biologicals (Medical
                     Economics, Inc., Oradell, N.J. c 1961))

Subcutaneous:        Beneath the skin; hypodermic.

Viral replication:   The duplication of a virus by itself within the body cell
                     by breaking down the RNA or DNA of the host cell and using it to make a replicate of itself, while killing the host cell.

Virus: A group of microbes which with few exceptions are capable of passing through fine fibers that retain bacteria and are incapable of growth or reproduction apart from living cells.



ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company leases approximately 6,100 square feet for executive offices, including research laboratory space, at 200 Corporate Boulevard South, Yonkers, New York from an unaffiliated third party (the "Yonkers Lease"). The term of the Yonkers Lease is five years through April 2002 and the Company's annual rental obligation under the Yonkers Lease is approximately $85,500.

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

         During 1989, the Commission conducted an informal inquiry into certain of the Company's prior disclosure documents, including its original prospectus, press releases and annual reports. On December 14, 1989, the Commission, as plaintiff, filed a civil complaint-for permanent injunction and other equitable relief (the "Complaint") in the United States District Court, Southern District of Florida, Miami Division, against the Company, its then President, Bernard Friedland, and its then Secretary-Treasurer, William Bregman. The

Complaint, a copy of which is filed as an exhibit to the Company's current report on Form 8-K dated December 14, 1989 which was filed with the Commission (the "December 1989 Form 8-K"), alleged violations of Sections 5(b)(2) and 17(a) of the Securities Act of 1933, as amended (the "Securities Act"), Sections l0(b) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rules l0b-5, 12b-20, 15d-1 and 15d-13 promulgated thereunder.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of the fiscal year ended December 31, 1998, no matters were submitted to a vote of security holders of the Company.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The principal United States market in which the Common Stock is traded is the over-the-counter market. The following table shows the range of reported low bid and high bid quotations for the Common Stock for each full quarterly period during the Company's two recent fiscal years ended December 31, 1997 and 1998, and for the portion of the quarter ended March 24, 1999, as reported on the National Association of Securities Dealers, Inc.'s OTC Bulletin Board (the "Bulletin Board"). The high and low bid prices for the periods indicated reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.




                                                         Low Bid (per share)       High Bid (per share)
                                                         -------------------       --------------------
1997
     First Quarter...............................................0.26                       0.47
     Second Quarter..............................................0.16                       0.31
     Third Quarter...............................................0.15                       0.33
     Fourth Quarter..............................................0.175                      0.345

1998
     First Quarter ..............................................0.18                       0.4375
     Second Quarter..............................................0.245                      0.46
     Third Quarter...............................................0.16                       0.30
     Fourth Quarter..............................................0.155                      0.23

1999
     January 1, 1999 through March 24, 1999........................0.17                     0.35



         The approximate number of holders of record of the Common Stock as of March 24, 1999 is 2,768 inclusive of those brokerage firms and/or clearing houses holding shares of Common Stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

         The Company has not declared or paid any dividends on its shares of Common Stock.

         For a description of the Company's sale on November 16, 1998 of the Company's ten-year 7% Convertible Debenture due October 31, 2008 (the "1998 Debenture") and the Company's issuance to certain investors on December 22, 1998 of 4,917,276 shares of Common Stock, and in connection with each transaction, the Company's issuance of warrants to purchase shares of the Common Stock, see
ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - CAPITAL RESOURCES."


                   [Balance of page intentionally left blank]

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected historical financial data of the Company as of and for the years ended December 31, 1994, 1995, 1996, 1997, and 1998 have been derived from the audited financial statements of the Company. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this report.

Selected Statement of Operations Data




                                                                    Years Ended December 31
                                            -------------------------------------------------------------------------
                                                   1994           1995            1996           1997           1998
                                                  ------         ------          ------         ------         -----
Revenues:
   Sales                                         $22,402        $27,328         $24,111         $2,278           $656
   Interest                                        7,450         16,155          46,796        111,845        102,043
   Other income                                   55,000         25,000          32,000          7,800            293
                                             ------------   ------------    ------------   ------------   ------------
                                                  84,852         68,483         102,907        121,923        102,992
Costs and Expenses:
   Research and development                       30,040         34,931         255,660        817,603        709,456
   General and administrative                    478,984        420,757         983,256      1,681,436      2,370,427
   Depreciation and amortization                  16,665         14,679          18,731        138,245        340,098
   Interest                                        ---            ---            ---         1,626,368        667,804
                                             ------------   ------------    ------------   ------------   ------------
                                                 525,689        470,367       1,257,647      4,263,652      4,087,785
                                             ------------   ------------    ------------   ------------   ------------
Net Loss                                       ($440,837)     ($401,884)    ($1,154,740)   ($4,141,729)   ($3,984,793)
                                             ============   ============    ===========    ============   ============

Net Loss Per Share of Common Stock - Basic
and Diluted                                           $0             $0              $0              0             $0
                                             ============   ============    ============   ============   ============

Weighted Average Number of  Common
Shares Outstanding                           238,354,491    248,002,608     257,645,815    274,534,277    294,809,073
                                             ============   ============    ============   ============   ============

Selected Balance Sheet Data


                                                                          December 31
                                           --------------------------------------------------------------------------
                                                      1994           1995           1996           1997           1998
                                                     ------         ------         ------         ------         -----
Assets:
Current Assets:
    Cash and cash equivalents                       $211,203        $65,230        $61,396       $236,059       $924,420
    Investments                                        5,000        479,000      1,378,841      2,984,902        821,047
    Inventory                                         ---            18,091         19,729         19,729         19,729
    Other current assets                              10,163         12,967         16,081         20,240         29,818
                                                 ------------   ------------   ------------   ------------   ------------
Total current assets                                 226,366        575,288      1,476,047      3,260,930      1,795,014


Property and Equipment                               224,098        214,494        207,209        485,661      1,049,593

Other Assets                                           1,800          6,459         33,544        443,251        460,346
                                                 ------------   ------------   ------------   ------------   ------------
         Total assets                               $452,264       $796,241     $1,716,800     $4,189,842     $3,304,953
                                                 ============   ============   ============   ============   ============

Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable and other                        $40,244        $14,651        $54,474       $375,606       $279,024
   Capital lease payable-current portion              ---            ---            ---            ---            38,355
                                                 ------------   ------------   ------------   ------------   ------------
Total current liabilities                             40,244         14,651         54,474        375,606        317,379
                                                 ------------   ------------   ------------   ------------   ------------
Long-Term Debt:
    Convertible debenture, net                        ---            ---            ---         2,384,793        885,002
    Capital lease payable-long term portion           ---            ---            ---            ---           167,380
                                                 ------------   ------------   ------------   ------------   ------------
Total Long-Term Debt                                  ---            ---            ---         2,384,793      1,052,382
                                                 ------------   ------------   ------------   ------------   ------------
   Deposit on securities purchase agreement           ---            ---            ---            ---           600,000
                                                 ------------   ------------   ------------   ------------   ------------

Stockholders' Equity:
   Common stock;   1,000,000,000 shares, par           2,416          2,512          2,671          2,779          2,964
   value $.00001 authorized
   Additional paid-in capital                      3,704,517      4,475,875      7,003,351     10,512,767     14,325,076
   Subscription receivable                            ---            ---           (19,000)       (19,000)        ---
   Deficit accumulated during the development     (3,294,913)    (3,696,797)    (4,851,537)    (8,993,266)   (12,978,059)
   stage
   Deferred compensation cost                         ---            ---          (473,159)       (73,837)       (14,769)
                                                 ------------   ------------   ------------   ------------   ------------
Total stockholders' equity                           412,020        781,590      1,662,326      1,429,443      1,335,212
                                                 ------------   ------------   ------------   ------------   ------------

Total liabilities and stockholders' equity          $452,264       $796,241     $1,716,800     $4,189,842     $3,304,953
                                                 ============   ============   ============   ============   ============

Shares outstanding at year end                   241,616,991    251,181,774    247,031,058    277,962,574    296,422,907
                                                 ============   ============   ============   ============   ============
---------------------
See notes to consolidated financial statements.




                   [Balance of page intentionally left blank]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the results of operations and the financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

RESULTS OF OPERATIONS

         During the fiscal years ended December 31, 1998 and 1997, the Company incurred losses of $3,984,793 and $4,141,729, respectively, compared to $1,154,740 in 1996. The Company's increased losses for the fiscal years ended December 31, 1998 and 1997 as compared with the fiscal year ended December 31, 1996 were attributable primarily to the employment of Shalom Z. Hirschman, M.D. as President and Chief Executive Officer of the Company, interest charges as a result of the beneficial conversion feature associated with the 1997 Debentures (as defined below), increased research and development expense, opening and maintenance costs of the Company's Yonkers, NY office, and the implementation of Statement of Financial Accounting Standards Board (SFAS) No. 123, "Accounting for Stock- Based Compensation," which accounted for options granted and recorded as compensation expense. Administrative expenses and the lack of sales revenues also contributed to the Company's losses.

         There were $656 and $2,278 in sales revenues in 1998 and 1997, respectively, compared to $24,111 in sales revenues for 1996. All sales revenues resulted from distributors purchasing Reticulose for testing purposes. Interest income was $102,043 and $111,845 in 1998 and 1997, respectively, compared to $46,796 in 1996. In 1998 and 1997, the Company collected $0 from the sale of territorial rights compared to $32,000 in 1996.

         There can be no assurance that Reticulose will ever be sold anywhere in the world.

LIQUIDITY

         As of December 31, 1998, the Company had current assets of $1,795,014, compared to $3,260,930 at December 31, 1997. The Company had total assets of $3,304,953 and $4,189,842 at December 31, 1998 and 1997, respectively. The decrease in current and total assets was primarily attributable to the use of investment capital to fund increased operating expenditures.

         During 1998, the Company used cash of $3,364,528 for operating activities, as compared to $2,179,780 in 1997 and $665,682 in 1996. During 1998, the Company (i) incurred non-cash expenses of approximately $230,000 and $285,000, respectively, relating to amortization of loan costs and discount on warrants relating to the 1997 Debentures; (ii) incurred non-cash expenses of approximately $667,000 relating to amortization of deferred interest; (iii) expended approximately $316,000 in legal and consulting fees; (iv) expended approximately $210,000 in laboratory supplies; (v) expended approximately $1.1 million for payroll and related costs; and (vi) obtained approximately $1.3 million in proceeds from the sale of the 1998 Debenture. During 1998, the Company expended approximately $675,000 for leasehold improvements and furniture and equipment at the Company's Yonkers, New York office.

         During 1998, cash flows provided by investing activities was primarily due to the sales of investments which were available from the proceeds of the issuance of the convertible debentures in 1997. The Company also acquired property and equipment for its New York laboratory. See "Capital Resources" for a discussion of cash flows provided by financing activities.

         Until Reticulose is registered for sale in a developed or developing country or in one or more of its distributors' territories, sales of Reticulose are not expected to generate significant revenues. There can be no assurances that Reticulose will be available for sale in any developed or developing country or, even if available, that it would generate significant revenues. In June 1995, the Company received correspondence from the FDA which stated, among other comments, that the Company's prior submissions to the FDA did not provide an adequate response to the FDA's earlier request for preclinical information and accordingly the Company's IND was "inactivated." The Company has taken no action with regard to such deficiency letters. Although the Company presently intends to prepare and file a new IND for Reticulose with the FDA, there can be no assurances as to the timing of such filing, if at all. Because the Company is only at the preliminary stages of its efforts with regard to the new IND, it is impossible to determine whether the data from any ongoing studies will be able to be used by the Company in connection with the new IND or if the new IND will ever be approved by the FDA. FDA approval to begin human clinical trials of Reticulose will require significant cash expenditures, the amount of which is not currently determinable. See ITEM 1. DESCRIPTION OF BUSINESS GOVERNMENT REGULATION; THE INVESTIGATIONAL NEW DRUG APPLICATION PROCESS.

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

CAPITAL RESOURCES

         The Company in the past has been dependent upon sales of shares of its Common Stock and upon the exercise of its warrants issued in the Company's initial public offering in 1986, all of which have expired and, since the expiration of the warrants, the Company has been dependent upon the proceeds from the continued exercise of outstanding stock options for the funds required to continue operations at present levels and to fund further research and development activities.

         In February 1997 and October 1997, in order to finance research and development, the Company sold $1,000,000 and $3,000,000, respectively, principal amount of its ten-year 7% Convertible Debentures (the "February Debenture" and the "October Debenture," collectively, the "1997 Debentures") due February 28, 2007 and August 30, 2007, respectively, to RBB in offshore transactions pursuant to Regulation S under the Securities Act. Accrued interest under the 1997 Debentures was payable semiannually, computed at the rate of 7% per annum on the unpaid principal balance from the date of issuance until the date of interest payment. The 1997 Debentures were convertible, at the option of the holder, into shares of Common Stock pursuant to specified formulas. On April 22, 1997, June 6, 1997, July 3, 1997 and August 20, 1997, pursuant to notice by the holder, RBB, to the Company under the February Debenture, $330,000, $134,000, $270,000 and $266,000, respectively, of the principal amount of the February Debenture was converted into 1,648,352, 894,526, 2,323,580 and 1,809,524 shares of the
Common Stock, respectively. As of August 20, 1997 the February Debenture was fully converted. On December 9, 1997, January 7, 1998, January 14, 1998, February 19, 1998, February 23, 1998, March 31, 1998, May 4, 1998 and May 5,
1998, pursuant to notice by the holder, RBB, to the Company, $120,000, $133,000, $341,250, $750,000, $335,750, $425,000, $275,000 and $620,000, respectively, of the October Debenture was converted into 772,201, 1,017,011, 2,512,887, 5,114,218, 1,498,884, 1,870,869, 1,491,485, and 3,299,979 shares of Common
Stock, respectively. As of May 5, 1998, the October Debenture was fully converted.

         In connection with the issuance of the 1997 Debentures, the Company issued to RBB six warrants (the "1997 Warrants") to purchase Common Stock, three of such warrants entitling the holder to purchase, from February 21, 1997 through February 28, 2007, 178,378 shares of the Common Stock, and three of such warrants entitling the holder to purchase, from August 30, 1997 through August 30, 2007, 600,000 shares of the Common Stock. The exercise prices of the 1997 Warrants are $.288, $.576, $.864, $.20, $.23 and $.27 per warrant share, respectively. Each 1997 Warrant provides that the holder may elect to receive a reduced number of shares of Common Stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that 1997 Warrant as the excess of the market value of shares of Common Stock over the warrant exercise price bears to that market value. Each 1997 Warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares as more particularly set forth therein.
As of March 24, 1999, none of the 1997 Warrants have been exercised.

         Based on the terms for conversion associated with the February Debenture and the October Debenture, there were intrinsic values associated with the beneficial conversion feature of $413,793 and $1,350,000, respectively. These amounts have been fully amortized to interest expense with a corresponding credit to additional paid-in capital.

         In February 1998, the Company entered into that certain Concurrent Agreement with DCT, an Argentine corporation, whereby the Company agreed to provide DCT or its assignees up to $412,960 to cover the costs of a study on 65 patients to compare the results of treatment of AIDS patients using a three-drug cocktail and Reticulose versus AIDS patients taking a three-drug cocktail and a placebo. As of December 31, 1998, the Company has advanced approximately $50,000 for this study, which has been accounted for as research and development expense. In May 1998, the Company entered into the Rheumatoid Arthritis Agreement with DCT whereby the Company agreed to provide DCT or its assignees up to $94,950 to cover the costs of a controlled study in 30 patients to determine the efficacy of Reticulose for the treatment of rheumatoid arthritis in humans. In connection with this study, as of December 31, 1998, the Company has advanced approximately $79,200 which has been accounted for as research and development expenses. In July 1998, the Company authorized the expenditure of up to $90,000 to study the effects of Reticulose in inhibiting the mutation of the AIDS virus on patients in Buenos Aires, Argentina. As of December 31, 1998, the Company had advanced approximately $55,000 for such studies, which have been accounted for as research and development expense.

         In November 1998 the Company sold $1,500,000 principal amount of its ten-year 7% Convertible Debenture due October 31, 2008 to RBB, as agent for the accounts of certain persons, in an offshore transaction pursuant to Regulation S under the Securities Act (the "1998 Debenture"). Accrued interest under the 1998 Debenture is payable semiannually, computed at the rate of 7% per annum on the unpaid principal balance from the date of issuance until the date of interest payment. The 1998 Debenture is convertible, at the option of the holder, into shares of Common Stock pursuant to a specified formula. The actual number of shares of Common Stock issued or issuable upon conversion of the 1998 Debenture is subject to adjustment and could be materially less or more than the above estimated amount, depending upon factors that cannot be predicted by the Company at this time, including, among others, the future market price of the Common Stock.

         In connection with the issuance of the 1998 Debenture, the Company issued to RBB two warrants to purchase Common Stock (the "1998 Debenture Warrants"), each warrant entitling the holder to purchase, until October 31, 2008, 375,000 shares of the Common Stock. The exercise prices of the two warrants are $.20 and $.24 per warrant share, respectively. Each warrant provides that the holder may elect to receive a reduced number of shares of Common Stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that warrant as the excess of the market value of shares of Common Stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares as more particularly set forth therein. As of March 24, 1999, none of the 1998 Debenture Warrants have been exercised. If the Company's registration statement covering the resale of the shares underlying the 1998 Debenture and the 1998 Debenture Warrants is not declared effective by the Commission on or before April 13, 1999, the Company must pay to RBB a graduated sum (depending on the effective date of the registration statement) of no more than $100,000.

         In December 1998 the Company sold 4,917,276 shares of Common Stock, and warrants to purchase an aggregate of 2,366,788 shares of Common Stock, including
(x) two warrants to purchase an aggregate of 1,966,788 shares of Common Stock and (y) a finder's fee paid to Harborview Group consisting of two warrants to purchase an aggregate 400,000 shares of Common Stock (collectively, the "Purchase Warrants"), in a private offering transaction pursuant to Section 4(2) of the Securities Act, for an aggregate purchase price of $802,500, of which $600,000 was received on December 31, 1998, and $102,500 was received in January 1999.

         Two of the Purchase Warrants entitle the holders thereof to purchase 983,394 and 983,394 shares of Common Stock at exercise prices of $.2040 and $.2448 per share, respectively. The other two Purchase Warrants entitle the holders thereof to purchase 200,000 and 200,000 shares of Common Stock at exercise prices of $.2040 and $.2448 per share, respectively. All four Purchase Warrants are exercisable at any time and from time to time until December 31, 2003. Each Purchase Warrant provides that the holder may elect to receive a reduced number of shares of Common Stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that Purchase Warrant as the excess of the market value of shares of Common Stock over the warrant exercise price bears to that market value. Each Purchase Warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares as more particularly set forth therein. As of March 24, 1999, none of the Purchase Warrants have been exercised. If the Company's registration statement covering the resale of the shares acquired by RBB in December 1998 and the shares underlying the Purchase Warrants is not declared effective by the Commission on or before May 21, 1999, the Company must pay to RBB a graduated sum (depending on the effective date of the registration statement) of no more than $100,000.

         If the FDA or other approvals are obtained, of which there can be no assurance, funds must be budgeted by the Company from the exercise of options and warrants, potential grants and/or additional equity, the availability of which funds there can be no assurance.

The Company is currently expending approximately $300,000 per month, which expenses include salaries, rent, professional fees, license fees and taxes, research and development, and travel, principally between the Company's two offices and its Bahamian facility, and anticipates that it can continue operations for at least ten months with its current liquid assets, including the proceeds from the recent sale of the 1998 Debenture and other securities if no Common Stock purchase options or warrants are exercised. If all of the outstanding Debenture Warrants, the Purchase Warrants, the 1997 Warrants and Options are exercised, the Company will receive net proceeds of approximately $8.4 million. Those proceeds will contribute to general and administrative and working capital and will permit the Company to substantially increase its budget for research and development and clinical trials and testing and to operate at significantly increased levels of operation, assuming Reticulose receives approvals and prospects for sales increase to justify such increased levels of operation, of which there can be no assurance. However, there can be no assurance that any additional warrants or options will be exercised. The recent prevailing market price for shares of Common Stock has from time to time been above the exercise prices of certain of the outstanding options and warrants. However, there can be no assurance that the recent trading levels will be sustained or that any additional options or warrants will be exercised. In the event that less than 25% or none of the outstanding options and warrants are exercised, and no other additional financing is obtained by the Company, in order for the Company to achieve the level of operations contemplated by management, management anticipates that it will have to limit intentions to expand operations beyond current levels. The Company is currently seeking debt financing, licensing agreements, joint ventures and other sources of financing. There can be no assurance that such additional sources of financing will be found. There can be no assurance that any of the Company's distributors will ever obtain regulatory approvals to test or market Reticulose in any territory. In the event that financing is not available, in order to continue operations, management anticipates that they will have to defer their salaries. Management does not believe that, at present, debt or equity financing will be readily obtainable on favorable terms unless and until FDA approval for Phase I clinical testing is granted or comparable approval is obtained from another developed or developing country. Because of the uncertainties involved in the process of gaining approval for commercial drug use on humans, no assurance can be given that the Company will be able to sell Reticulose.

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

YEAR 2000 COMPLIANCE

         The Year 2000 ("Year 2000") computer issue is the result of computer programs using a two-digit format, as opposed to a four-digit format to indicate the year. Such computer programs will be unable to recognize date information correctly when the year changes to 2000. The Year 2000 issue poses risks for the Company's information technology systems.

         The Company's information technology systems are based upon software licenses and software maintenance agreements with third party software companies. Based upon the Company's internal assessments and communications with its software vendors, all of the software utilized by the Company is Year 2000 compliant software. The Company has used internal personnel to test its software systems for Year 2000 compliance and such tests yielded positive results.

the Company will continue to monitor its Year 2000 readiness. Also, the Company does not anticipate difficulty in resolving issues related to imbedded technology in the equipment provided to the Company by other manufacturers.


         Based on the foregoing, the Company believes that it will be Year 2000 compliant on a timely basis and that future costs relating to the Year 2000 issue will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 8.  FINANCIAL STATEMENTS.

         The Independent Auditors' Report, Consolidated Financial Statements and Notes to Consolidated Financial Statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The directors and executive officers of the Company, and further information concerning them, are as follows:



Name                                                 Age   Position
----                                                 ---   --------

Shalom Z. Hirschman, M.D.                            63    President and Chief Executive Officer, Chief Scientific
                                                           Officer
Bernard Friedland                                    73    Chairman of the Board of Directors

William Bregman                                      77    Vice President, Secretary, Treasurer, Director

Louis J. Silver                                      70    Director




         Shalom Z. Hirschman, M.D., President, Chief Executive Officer and a Director of the Company since October 1996, was Director of the Division of Infectious Diseases and Professor of Medicine at Mount Sinai School of Medicine, New York, New York, from May 1969 until October 1996.

         Bernard Friedland, Chairman of the Board of the Company since May 1987, Director of the Company since July 1985 and President and Chief Executive Officer of the Company from September 1985 until October 1996, was employed by Key, Inc. for 29 years, until March 1, 1986, in the Research and Development and Quality Assurance Departments in Pharmaceuticals, Pharmacology, and Canceantimetabolites.

         William Bregman, Director of the Company since July 1985 and Secretary-Treasurer of the Company since September 1985, was Vice President of the Company from September 1985 until May 1987 and Vice President and Secretary of LTD from August 1984 until July 1989.

         Louis J. Silver, Director of the Company since May 1992, has been self-employed as a free-lance bookkeeper and auditor since 1985. Mr. Silver previously served as a member of the Board of Directors of the Company during the periods from May 1987 to July 1987.

         Bernard Friedland and William Bregman may be deemed a "parent" and "promoter" of the Company as those terms as defined in the rules and regulations promulgated under the Securities Act. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. For the fiscal year ended December 31, 1998, and for the period ended March 24, 1999, no person who was a director, officer or beneficial owner of more than 10% of the Common Stock was subject to Section 16 of the Exchange Act because the Company does not have a class of securities registered under Section 12 of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

         The arrangement for director compensation is $150 for each meeting of the Board of Directors of the Company attended, which has not in fact been paid within at least the last three years.

EXECUTIVE OFFICER COMPENSATION

         Other than Dr. Hirschman, no director, officer or employee of the Company received salary and bonus exceeding in the aggregate $100,000 in the years ended December 31, 1998, 1997 or 1996. The following Summary Compensation Table sets forth the information concerning compensation for services in all capacities awarded to, earned by or paid to the named executive officers for the years ended December 1998, 1997 and 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                               Long Term
                                               Annual Compensation                        Compensation Awards
                                               -------------------                        -------------------

                                                                                          Securities
                                                                                          Underlying
                                                                    Other Annual           Options/        All Other
Name and Principal Position     Year       Salary        Bonus      Compensation (1)       SARs (3)     Compensation (4)
---------------------------     ----       ------        -----      ----------------      ----------    ----------------

Shalom Z. Hirschman, M.D.,      1998     $325,000      $0           $12,288              23,000,000     $4,316
President, Chief Executive
Officer and Chief Scientific    ----     ----------    -------      -------              ----------     ------
Officer of the Company since    1997     $325,000      $43,000      $14,604              0              $3,956
October 1996 and consultant     ----     ----------    -------      -------              ----------     ------
to the Company from May         1996     $68,750(2)    $0           $ 4,825              15,000,000     $4,316
24, 1995 until October 1996.    ----     ----------    -------      -------              ----------     ------


Bernard Friedland, President    1998         -            -            -                       -           -
and Chief Executive Officer     ----     ----------    -------      -------              ----------     ------
of the Company through          1997         -            -            -                       -           -
October 13, 1996                ----     ----------    -------      -------              ----------     ------
                                1996     $35,000          -         $6,500                     -           -
                                ----     ----------    -------      -------              ----------     ------


(1) Other Annual Compensation for Dr. Hirschman and Mr. Friedland includes medical insurance premiums paid by the Company, and the aggregate incremental cost to the Company of automobile lease, gas, oil, repairs and maintenance.

(2) Under the Employment Agreement described under "-EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS," Dr. Hirschman's annual salary as President and Chief Executive Officer (among other titles) is $325,000.

(3) Includes all options granted during fiscal years shown. No stock appreciation rights were granted with any options.

(4) The dollar value of insurance premiums paid by, or on behalf of, the Company with respect to term life insurance for the benefit of Dr. Hirschman.

         In February 1998, Dr. Hirschman was granted options to acquire 23,000,000 shares of Common Stock, the exercisability of which is subject to conditions precedent. No other stock options were granted to the named executive officers during 1998. Other than options to acquire an additional 16,100,000 shares of Common Stock underlying Dr. Hirschman's options, all of which options are currently exercisable, the Company currently has outstanding (i) three 1997 Warrants which each entitle the holder to purchase 178,378 shares of Common Stock at exercise prices of $.288, $.576 and $.864 per warrant share, respectively, (ii) three 1997 Warrants which each entitle the holder to purchase 600,000 shares of Common Stock,$.20, $.23 and $.27 per warrant share, respectively, (iii) two Debenture Warrants which entitle the holder to purchase 375,000 and 375,000 shares of Common Stock at exercise prices of $.20 and $.24 per warrant share, respectively, (iv) four Purchase Warrants which entitle the holder to purchase 983,394, 983,394, 200,000 and 200,000 shares of Common Stock at exercise prices of $.2040, $.2448, $.2040, and $.2448 per warrant share, respectively, and (iv) options to acquire 14,365,415 shares of the Common Stock, none of which are beneficially owned by directors, officers or employees of the Company.

         The following table sets forth certain summary information concerning exercised and unexercised options to purchase the Company's Common Stock as of December 31, 1998 held by the named executive officers. No options were exercised during the year ended December 31, 1998 by any named executive officers.

                         AGGREGATED OPTION EXERCISES IN
                   LAST FISCAL YEAR AND YEAR-END OPTION VALUES

                                                       Number of Securities Underlying  Value of Unexercised In-the-
                               Shares                        Unexercised Options              Money Options at
                             Acquired on     Value            at Fiscal Year-End               Fiscal Year-End
Name                        Exercise (#)  Realized (1)    Exercisable/Unexercisable       Exercisable/Unexercisable
----                        ------------  ------------  ------------------------------  ----------------------------

Shalom Z. Hirschman, MD           0            $0          16,100,000 / 23,000,000          $267,800 / $0 (2)(3)
Bernard Friedland                 0            $0                   0 / 0                         $0 / $0




(1) The difference between the average of the high and low bid prices per share of the Common Stock as reported by the Bulletin Board on the date of exercise, and the exercise or base price.
(2) The difference between the average of the high and low bid prices per share of the Common Stock as reported by the Bulletin Board on December 31, 1998, $0.218, and the exercise or base price.
(3) As of December 31, 1998, Dr. Hirschman held options to purchase 4,100,000 shares of Common Stock at $.18 per share, 4,000,000; shares of Common Stock at $.19 per share; 4,000,000 shares of Common Stock at $.27 per share; and 4,000,000 shares of Common Stock at $.36 per share, all of which are currently exercisable. In addition, Dr. Hirschman held options to purchase 23,000,000 shares of Common Stock at $0.27 per share which become exercisable through February 2008 upon the earlier to occur of : (i) the day an IND number is obtained from and approved by the FDA so that human research may be conducted using Reticulose; (ii) the occurrence of a change in control; or (iii) the execution of an agreement relating to co-marketing pursuant to which one or more third parties commit to make payments to the Company of at least $15 million.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

         Pursuant to an Amended and Restated Employment Agreement dated as of July 8, 1998 between the Company and Shalom Z. Hirschman, M.D. (the "Employment Agreement"), the Company employs Dr. Hirschman, on a full business time basis as its President, Chief Executive Officer, Chief Scientific Officer and Chairman of its Scientific Advisory Board, with duties including supervising day-to-day operations of the Company, including management of scientific, medical, financial, regulatory and corporate matters, establishing appropriate laboratory, executive and other facilities for the Company, and raising additional capital for the Company. The Employment Agreement includes an agreement by the Company that Dr. Hirschman will be nominated as a Director of the Company for the duration of Dr. Hirschman's employment by the Company under the Employment Agreement, and voting agreements regarding the election of Messrs. Friedland, Bregman and Dr. Hirschman as directors. See "Principal Shareholders."

         Pursuant to the Employment Agreement, the term of Dr. Hirschman's employment continues until December 31, 2000 and will continue for one year periods thereafter unless either the Company or Dr. Hirschman gives the other notice at least two years in advance that such one year automatic extension shall be vitiated. In the event the Employment Agreement is terminated by the Company "for cause" (as defined therein), all unvested stock options, benefits under stock bonus plans and stock appreciation rights ("SARs") (collectively, "Stock Rights") granted to Dr.

Hirschman may be canceled by the Company. In the event the Employment Agreement is terminated by Dr. Hirschman "for cause" (as defined therein), the Company is required to pay to Dr. Hirschman his annual salary and employee benefits through the remainder of the then current term.

         Pursuant to the Employment Agreement, Dr. Hirschman receives an annual salary of $325,000, payable in equal biweekly installments. The Employment Agreement also entitles Dr. Hirschman to (a) a major medical insurance policy, disability policy and dental policy insurance to Dr. Hirschman and his dependents that is reasonably acceptable to the parties, and (b) a term life insurance policy at least in the amount of $1,000,000, with a beneficiary to be designated by Dr. Hirschman. The Employment Agreement further provides that the Company shall (a) take such action as may be necessary to permit Dr. Hirschman to be entitled to participate in stock option, stock bonus or similar plans (including plans for SARs) as are established by the Company, (b) lease or purchase for Dr. Hirschman, at his discretion, an automobile selected and to be used by him, having a list price not in excess of $40,000, and pay for all gas, oil, repairs and maintenance, as well as the lease or purchase payments, as applicable, in connection with the automobile, (c) reimburse Dr. Hirschman for all of his proven expenses incurred in and about the course of his employment that are deductible under the current tax law, including, among other expenses, his license fees, membership dues in professional organizations, subscriptions to professional journals, necessary travel, hotel and entertainment expenses incurred in connection with overnight, out-of-town trips that contribute to the benefit of the Company in the reasonable determination of Dr. Hirschman, and all other expenses that may be pre-approved by the Board of Directors of the Company, and (d) provide not less than four weeks paid vacation annually and such paid sick or other leave as the Company provides to all of its employees. The Employment Agreement also provides for the payment of $100,000 to Dr. Hirschman on the date an IND number is obtained by the Company from the FDA so that Reticulose may be tested on humans, so long as such IND number is obtained while Dr. Hirschman is employed by the Company.

         The Employment Agreement further provides that Dr. Hirschman is not authorized, without the express written consent of the Board of Directors and other than in the ordinary course of business, to pledge the credit of the Company or any of its other employees, to bind the Company, to release or discharge any debt due the Company unless the Company has received payment in full, or to dispose (as collateral or otherwise) of all or substantially all of the Company's assets.

         Dr. Hirschman has agreed that he will assign to the Company all patents he develops which result from his knowledge acquired while performing his duties under the Employment Agreement, and that, if his employment under the Employment Agreement is terminated by the Company "for cause" or by Dr. Hirschman otherwise than "for cause," as specified in that agreement, he will not, directly or indirectly, compete with the Company for three years after termination or solicit the Company's employees to leave the service of the Company for one year after termination.

         Pursuant to the execution of the Employment Agreement, the Company ratified a $100,000 bonus payment made to Dr. Hirschman in February 1998 and the February 1998 grant to Dr. Hirschman of options to acquire 23,000,000 shares of Common Stock exercisable at any time and from time to time through February 2008 at $.27 per share commencing upon (i) the day an IND number is obtained from and approved by the FDA so that human research may be conducted using Reticulose;
(ii) the occurrence of a change in control; or (iii) the execution of an agreement relating to co-marketing pursuant to which one or more third parties commit to make payments to the Company of at least $15 million.

PERFORMANCE GRAPH

         Securities and Exchange Commission rules require that a line graph performance presentation be provided comparing cumulative total shareholder return with a performance indicator of a broad market index and a nationally recognized industry index. The graph and table set forth below compare the cumulative total shareholder return on the Company's Common Stock for 1994 through 1998 with the Dow Jones Pharmaceuticals Index and the Dow Jones Equity Market Index for the same period. The graph and table assume an investment of $100 in the Common Stock and each index on December 31, 1993 and the reinvestment of all dividends.

[GRAPH OMITTED]


                                                          CUMULATIVE TOTAL RETURN

                                        12/93      12/94      12/95      12/96      12/97      12/98
                                        -----      -----      -----      -----      -----      -----

ADVANCED VIRAL RESEARCH CORP.            100        625        533      1,000        625        729
DOW JONES PHARMACEUTICALS                100        115        188        236        366        545
DOW JONES EQUITY MARKET                  100        101        139        172        229        294


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL SHAREHOLDERS

The following table sets forth as at March 24, 1999, certain information regarding the beneficial ownership of the Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding voting securities; (ii) each of the Company's directors and named executive officers; and (iii) all directors and officers of the Company as a group:




                                                        Shares of Common Stock
Name and Address of Beneficial Owner                    Beneficially Owned (1)                     Percent Owned
------------------------------------                    ----------------------                     -------------

Shalom Z. Hirschman, M.D.                                     16,100,000                (2)(3)         5.07%
c/o Advanced Viral Research Corp.
1250 East Hallandale Beach Blvd.
Hallandale, FL 33009

Bernard Friedland                                             39,346,730                (3)(4)         13.06%
c/o Advanced Viral Research Corp.
1250 East Hallandale Beach Blvd.
Hallandale, FL 33009

William Bregman                                               35,705,403                (3)(5)         11.85%
c/o Advanced Viral Research Corp.
1250 East Hallandale Beach Blvd.
Hallandale, FL 33009

Louis J. Silver                                                  501,000                               0.17%
5110 S.W. 127th Place
Miami, FL 33175


All officers & directors (4 persons)                          91,653,133                 (2)           28.87%

RBB Bank Aktiengeshellshaft                                   42,416,667                 (6)           12.34%
Burgring 16
8010 Graz, Austria


(1) The persons named in this table have sole voting power with respect to all shares shown as beneficially owned by them, except as indicated in other footnotes to this table. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after March 24, 1999, are deemed outstanding. According to American Stock Transfer & Trust Company, the transfer agent for the Common Stock, 301,340,183 shares of the Common Stock were outstanding as of the close of business on March 24, 1999.

(2) Includes shares which may be acquired pursuant to options to purchase Common Stock exercisable within 60 days after March 24, 1999.

(3) The Employment Agreement provides that Messrs. Friedland and Bregman, during the term of Dr. Hirschman's employment under that agreement, shall vote all shares of the Common Stock owned or voted by them in favor of Dr. Hirschman as a director of the Company. That agreement, however, does not restrict or otherwise limit their right to sell their shares to third parties without restriction. The Employment Agreement also provides that Dr. Hirschman, during that term, shall take no action which shall preclude Messrs. Friedland and Bregman from being nominees as directors of the Company and that Dr. Hirschman shall vote all shares of the Common Stock owned or voted by him in favor of Messrs. Friedland and Bregman as directors of the Company. See "Employment Contracts, Termination of Employment and Change-in-Control Arrangements."
(4) Includes (i) 1,000,000 shares of the Common Stock owned by Mr. Friedland and Beth Friedland, his daughter, as joint tenants, (ii) 20,000,000 shares owned by Mr. Friedland and Shirley Friedland, his spouse, as joint tenants, and (iii) 600,000 shares owned the B&SD Friedland Foundation, a not-for-profit foundation controlled by Mr. Friedland. Does not include 15,000 shares owned by Shirley Friedland as to which Mr. Friedland disclaims beneficial ownership.

(5) Includes (i) 22,823,125 shares held in a trust for which Mr. Bregman is the sole trustee and sole beneficiary; (ii) 70,000 shares owned by Carol Bregman, his daughter; (iii) 73,000 shares owned by Janet Berlin, his daughter, (iv) 70,000 shares owned by Forest Berlin, his grandson, and (v) 70,000 shares owned by Jessica Berlin, his granddaughter.
(6) Includes approximately 42,416,667 shares issuable upon the conversion of the 1998 Debenture (which amount may fluctuate depending upon, among other things, the future market price of the Common Stock) and 750,000 shares of Common Stock which may be acquired pursuant to the 1998 Debenture Warrants which are exercisable within 60 days after March 24, 1999.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         For the past three fiscal years, there were no material transactions between the Company and any of its officers or directors which involved $60,000 or more.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of this report

         1. Financial Statements

              Report of Independent Certified Public Accountants
              Balance Sheet, December 31, 1998 and 1997
              Statements of Operations for the Years Ended December 31,
                       1998, 1997 and 1996 and from Inception (February 20,
                       1984) to December 31, 1998
              Statements of Stockholders' Equity from Inception (February 20,
                       1984) to December 31, 1998
              Statements of Cash Flows for the Years Ended December 31,
                       1998, 1997 and 1996 and from Inception (February 20,
                       1984) to December 31, 1998
              Notes to Consolidated Financial Statements

         2. Exhibits:

         See Exhibits Index. The Exhibits listed in the accompanying Exhibits Index are filed or incorporated by reference as part of this report.

(b) Reports on Form 8-K during and after the fiscal quarter ended December 31, 1998:

         1. Report dated November 24, 1998, including Item 5, regarding the Convertible Debenture to RBB Bank AG dated November 16, 1998. No financial statements were filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 1999                               ADVANCED VIRAL RESEARCH CORP.

                                     (Registrant)


                                     By:/s/ Shalom Z. Hirschman, M.D.
                                        ------------------------------------
                                        Shalom Z. Hirschman, M.D., President
                                        and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 24, 1999                 By:/s/ Shalom Z. Hirschman, M.D.
                                        ------------------------------------
                                        Shalom Z. Hirschman, M.D., President
                                        and Chief Executive Officer and Director


Date: March 24, 1999                 By:/s/ Bernard Friedland
                                        -------------------------------------
                                        Bernard Friedland, Chairman of the Board
                                        and Director


Date: March 24, 1999                 By:/s/ William Bregman
                                        ------------------------------------
                                        William Bregman, Secretary -
                                        Treasurer, Director, Principal
                                        Financial and Accounting Officer


Date: March 24, 1999                 By:/s/ Louis J. Silver
                                        ------------------------------------
                                        Louis J. Silver, Director

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)


                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                                                                    PAGE
                                                                                                                    ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                                   F-1


CONSOLIDATED FINANCIAL STATEMENTS

    Balance Sheets, December 31, 1998 and 1997                                                                       F-2

    Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996 and from
        Inception (February 20, 1984) to December 31, 1998                                                           F-3

    Statements of Stockholders' Equity from Inception (February 20, 1984) to December 31, 1998                       F-4

    Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996 and from
        Inception (February 20, 1984) to December 31, 1998                                                          F-11

    Notes to Consolidated Financial Statements                                                                      F-12


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Stockholders and Directors
Advanced Viral Research Corp.
  (A Development Stage Company)
Hallandale, Florida

We have audited the accompanying consolidated balance sheets of Advanced Viral Research Corp. (A Development Stage Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1998 and for the period from inception (February 20, 1984) to December 31, 1998. These consolidated financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Viral Research Corp. (A Development Stage Company) as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998 and for the period from inception (February 20, 1984) to December 31, 1998 in conformity with generally accepted accounting principles.

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


                                             RACHLIN COHEN & HOLTZ LLP
Miami, Florida
February 11, 1999

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                                                                                   1998            1997
                                                                                                   ----            ----
                               ASSETS
                               ------
Current Assets:
   Cash and cash equivalents                                                                    $   924,420    $   236,059
   Investments                                                                                      821,047      2,984,902
   Inventory                                                                                         19,729         19,729
   Other current assets                                                                              29,818         20,240
                                                                                                -----------   ------------
         Total current assets                                                                     1,795,014      3,260,930

Property and Equipment                                                                            1,049,593        485,661

Other Assets                                                                                        460,346        443,251
                                                                                                -----------   ------------
         Total assets                                                                           $ 3,304,953    $ 4,189,842
                                                                                                ===========   ============


                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

Current Liabilities:
   Accounts payable and accrued liabilities                                                     $   279,024    $   375,606
   Current portion of capital lease obligation                                                       38,335             -
                                                                                                -----------   ------------
         Total current liabilities                                                                  317,359        375,606
                                                                                                -----------   ------------

Long-Term Liabilities:
   Convertible debenture, net                                                                       885,002      2,384,793
   Capital lease obligation - long-term portion                                                     167,380             -
                                                                                                -----------   ------------
        Total long-term liabilities                                                               1,052,382      2,384,793
                                                                                                -----------   ------------

Deposit on Securities Purchase Agreement                                                            600,000              -

Commitments and Contingencies                                                                             -              -

Stockholders' Equity:
   Common stock; 1,000,000,000 shares of $.00001 par value
      authorized, 296,422,907 and 277,962,574
      shares issued and outstanding                                                                   2,964          2,779
   Additional paid-in capital                                                                    14,325,076     10,512,767
   Deficit accumulated during the development stage                                             (12,978,059)    (8,993,266)
   Subscription receivable                                                                                -        (19,000)
   Deferred compensation cost                                                                       (14,769)       (73,837)
                                                                                                -----------   ------------
         Total stockholders' equity                                                               1,335,212      1,429,443
                                                                                                -----------   ------------
         Total liabilities and stockholders' equity                                             $ 3,304,953    $ 4,189,842
                                                                                                ===========   ============

                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                    Inception
                                                                                                  (February 20,
                                                             Year Ended December 31,                 1984) to
                                                             -----------------------                December 31,
                                                    1998             1997             1996              1998
                                                -------------    -------------    -------------    -------------
Revenues:
   Sales                                        $         656    $       2,278    $      24,111    $     194,975
   Interest                                           102,043          111,845           46,796          559,297
   Other income                                           293            7,800           32,000          120,093
                                                -------------    -------------    -------------    -------------
                                                      102,992          121,923          102,907          874,365
                                                -------------    -------------    -------------    -------------

Costs and Expenses:
   Research and development                           709,456          817,603          255,660        2,633,467
   General and administrative                       2,370,427        1,681,436          983,256        8,265,337
   Depreciation and amortization                      340,098          138,245           18,731          657,283
   Interest                                           667,804        1,626,368               --        2,296,337
                                                -------------    -------------    -------------    -------------
                                                    4,087,785        4,263,652        1,257,647       13,852,424
                                                -------------    -------------    -------------    -------------

Net Loss                                        $  (3,984,793)   $  (4,141,729)   $  (1,154,740)   $ (12,978,059)
                                                =============    =============    =============    =============

Net Loss Per Share of Common
   Stock - Basic and Diluted                    $        (.00)   $        (.00)   $        (.00)
                                                =============    =============    =============

Weighted Average Number of
   Common Shares Outstanding                      294,809,073      274,534,277      257,645,815
                                                =============    =============    =============


                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 1998

                                                                                                                        Deficit
                                                                              Common Stock                            Accumulated
                                                                   Amount     ------------              Additional     during the
                                                                     Per                                  Paid-In      Development
                                                                    Share        Shares       Amount      Capital         Stage
                                                                    -----        ------       ------      -------         -----
Balance, inception (February 20, 1984) as previously reported                             -   $ 1,000      $     -        $ (1,000)

Adjustment for pooling of interests                                                       -    (1,000)       1,000               -
                                                                               ------------  --------     --------      -----------

Balance, inception, as restated                                                           -         -        1,000          (1,000)

   Net loss, period ended December 31, 1984                                               -         -            -         (17,809)
                                                                               ------------  --------     --------      -----------

Balance, December 31, 1984                                                                -         -        1,000         (18,809)

   Issuance of common stock for cash                                 $.00       113,846,154     1,138          170               -
   Net loss, year ended December 31, 1985                                                 -         -            -         (25,459)
                                                                               ------------  --------     --------      -----------

Balance, December 31, 1985                                                      113,846,154     1,138        1,170         (44,268)

   Issuance of common stock - public offering                         .01        40,000,000       400      399,600               -
   Issuance of underwriter's warrants                                                     -         -          100               -
   Expenses of public offering                                                            -         -     (117,923)              -
   Issuance of common stock, exercise of "A" warrants                 .03           819,860         9       24,587               -
   Net loss, year ended December 31, 1986                                                 -         -            -        (159,674)
                                                                               ------------  --------     --------      -----------

Balance, December 31, 1986                                                      154,666,014     1,547      307,534        (203,942)
                                                                               ------------  --------     --------      -----------

                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 1998

                                                                                                                       Deficit
                                                                         Common Stock                                Accumulated
                                                               Amount    ------------                Additional      during the
                                                                Per                                   Paid-In        Development
                                                               Share        Shares        Amount      Capital           Stage
                                                               -----        ------        ------      -------           -----
Balance, December 31, 1986                                               154,666,014    $ 1,547      $ 307,534      $ (203,942)

   Issuance of common stock, exercise of "A" warrants            $.03     38,622,618        386      1,158,321               -
   Expenses of stock issuance                                                      -          -        (11,357)              -
   Acquisition of subsidiary for cash                                              -          -        (46,000)              -
   Cancellation of debt due to stockholders                                        -          -         86,565               -
   Net loss, period ended December 31, 1987                                        -          -              -        (258,663)
                                                                        ------------   --------     ----------      -----------

Balance, December 31, 1987                                               193,288,632      1,933      1,495,063        (462,605)

   Net loss, year ended December 31, 1988                                          -          -              -         (199,690)
                                                                        ------------   --------     ----------      -----------

Balance, December 31, 1988                                               193,288,632      1,933      1,495,063        (662,295)

   Net loss, year ended December 31, 1989                                          -          -              -        (270,753)
                                                                        ------------   --------     ----------      -----------

Balance, December 31, 1989                                               193,288,632      1,933      1,495,063        (933,048)

   Issuance of common stock, expiration of redemption             .05      6,729,850         67        336,475               -
      offer on "B" warrants
   Issuance of common stock, exercise of "B" warrants             .05        268,500          3         13,422               -
   Issuance of common stock, exercise of "C" warrants             .08         12,900          -          1,032               -
   Net loss, year ended December 31, 1990                                          -          -              -        (267,867)
                                                                        ------------   --------     ----------      -----------

Balance, December 31, 1990                                               200,299,882      2,003      1,845,992      (1,200,915)
                                                                        ------------   --------     ----------      -----------

                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 1998

                                                                                                                         Deficit
                                                                            Common Stock                               Accumulated
                                                                  Amount    ------------                Additional     during the
                                                                    Per                                  Paid-In       Development
                                                                   Share      Shares         Amount      Capital          Stage
                                                                   -----      ------         ------      -------          -----
Balance, December 31, 1990                                                   200,299,882    $ 2,003    $ 1,845,992    $ (1,200,915)

   Issuance of common stock, exercise of "B" warrants            $   .05          11,400          -            420               -
   Issuance of common stock, exercise of "C" warrants                .08           2,500          -            200               -
   Issuance of common stock, exercise of underwriters warrants      .012       3,760,000         38         45,083               -
   Net loss, year ended December 31, 1991                                              -          -              -        (249,871)
                                                                           -------------   --------    -----------   -------------

Balance, December 31, 1991                                                   204,073,782      2,041      1,891,695      (1,450,786)

   Issuance of common stock, for testing                           .0405      10,000,000        100        404,900               -
   Issuance of common stock, for consulting services                .055         500,000          5         27,495               -
   Issuance of common stock, exercise of "B" warrants                .05       7,458,989         75        372,875               -
   Issuance of common stock, exercise of "C" warrants                .08       5,244,220         52        419,487               -
   Expenses of stock issuance                                                                               (7,792)
   Net loss, year ended December 31, 1992                                              -          -              -        (839,981)
                                                                           -------------   --------    -----------   -------------

Balance, December 31, 1992                                                   227,276,991      2,273      3,108,660      (2,290,767)

   Issuance of common stock, for consulting services                .055         500,000          5         27,495               -
   Issuance of common stock, for consulting services                 .03       3,500,000         35        104,965               -
   Issuance of common stock, for testing                            .035       5,000,000         50        174,950               -
   Net loss, year ended December 31, 1993                                              -          -              -        (563,309)
                                                                           -------------   --------    -----------   -------------

Balance, December 31, 1993                                                 $ 236,276,991    $ 2,363    $ 3,416,070   $  (2,854,076)
                                                                           -------------   --------    -----------   -------------

                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 1998


                                                                                                              Deficit
                                                             Common Stock                                   Accumulated
                                                     Amount  ------------         Additional                 during the    Deferred
                                                      Per                           Paid-In   Subscription  Development Compensation
                                                     Share      Shares    Amount    Capital    Receivable      Stage        Cost
                                                     -----      ------    ------    -------    ----------      -----        ----
Balance, December 31, 1993                                  236,276,991  $2,363   $3,416,070       $ -    $ (2,854,076)      $ -

   Issuance of common stock, for consulting services  $.05    4,750,000      47      237,453         -               -         -
   Issuance of common stock, exercise of options       .08      400,000       4       31,996         -               -         -
   Issuance of common stock, exercise of options       .10      190,000       2       18,998         -               -         -
   Net loss, year ended December 31, 1994                             -       -            -         -        (440,837)        -
                                                            ----------- -------  -----------     -----   -------------     -----

Balance, December 31, 1994                                  241,616,991   2,416    3,704,517         -      (3,294,913)        -
                                                                                                     -
   Issuance of common stock, exercise of options       .05    3,333,333      33      166,633         -               -         -
   Issuance of common stock, exercise of options       .08    2,092,850      21      167,407         -               -         -
   Issuance of common stock, exercise of options       .10    2,688,600      27      268,833         -               -         -
   Issuance of common stock, for consulting services   .11    1,150,000      12      126,488         -               -         -
   Issuance of common stock, for consulting services   .14      300,000       3       41,997         -               -         -
   Net loss, year ended December 31, 1995                             -       -            -         -        (401,884)        -
                                                            ----------- -------  -----------     -----   -------------     -----

Balance, December 31, 1995                                  251,181,774   2,512    4,475,875         -      (3,696,797)        -
                                                            ----------- -------  -----------     -----   -------------     -----

                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 1998


                                                                                                             Deficit
                                                          Common Stock                                     Accumulated
                                                   Amount ------------           Additional                 during the   Deferred
                                                    Per                            Paid-In   Subscription  Development Compensation
                                                   Share     Shares      Amount    Capital    Receivable      Stage        Cost
                                                   -----     ------      ------    -------    ----------      -----        ----
Balance, December 31, 1995                               251,181,774  $ 2,512  $ 4,475,875    $      -   $ (3,696,797)  $       -

   Issuance of common stock, exercise of options    $.05   3,333,334       33      166,634           -              -           -
   Issuance of common stock, exercise of options     .08   1,158,850       12       92,696           -              -           -
   Issuance of common stock, exercise of options     .10   7,163,600       72      716,288           -              -           -
   Issuance of common stock, exercise of options     .11     170,000        2       18,698           -              -           -
   Issuance of common stock, exercise of options     .12   1,300,000       13      155,987           -              -           -
   Issuance of common stock, exercise of options     .18   1,400,000       14      251,986           -              -           -
   Issuance of common stock, exercise of options     .19     500,000        5       94,995           -              -           -
   Issuance of common stock, exercise of options     .20     473,500        5       94,695           -              -           -
   Issuance of common stock, for services rendered   .50     350,000        3      174,997           -              -           -
   Options granted                                                 -        -      760,500           -              -    (473,159)
   Subscription receivable                                         -        -            -     (19,000)             -           -
   Net loss, year ended December 31, 1996                          -        -            -           -     (1,154,740)          -
                                                        ------------   ------    ---------   ---------     ----------    --------

Balance, December 31, 1996                               267,031,058    2,671    7,003,351     (19,000)    (4,851,537)   (473,159)
                                                        ------------   ------    ---------   ---------     ----------    --------

                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 1998

                                                                                                              Deficit
                                                            Common Stock                                    Accumulated
                                                    Amount  ------------           Additional               during the    Deferred
                                                      Per                            Paid-In  Subscription  Development Compensation
                                                     Share     Shares      Amount    Capital   Receivable      Stage        Cost
                                                     -----     ------      ------    -------   ----------      -----        ----
Balance, December 31, 1996                                  267,031,058  $ 2,671  $ 7,003,351  $ (19,000)  $ (4,851,537)  $(473,159)

   Issuance of common stock, exercise of options     $.08     3,333,333       33      247,633          -              -           -
   Issuance of common stock, conversion of debt       .20     1,648,352       16      329,984          -              -           -
   Issuance of common stock, conversion of debt       .15       894,526        9      133,991          -              -           -
   Issuance of common stock, conversion of debt       .12     2,323,580       23      269,977          -              -           -
   Issuance of common stock, conversion of debt       .15     1,809,524       18      265,982          -              -           -
   Issuance of common stock, conversion of debt       .16       772,201        8      119,992          -              -           -
   Issuance of common stock, for services rendered    .41        50,000        -       20,500          -              -           -
   Issuance of common stock, for services rendered    .24       100,000        1       23,999          -              -           -
   Beneficial conversion feature, February debenture                  -        -      413,793          -              -           -
   Beneficial conversion feature, October debenture                   -        -    1,350,000          -              -           -
   Warrant costs, February debenture                                  -        -       37,242          -              -           -
   Warrant costs, October debenture                                   -        -      291,555          -              -           -
   Amortization of deferred compensation cost                         -        -            -          -              -     399,322
   Imputed interest on convertible debenture                          -        -        4,768          -              -           -
   Net loss, year ended December 31, 1997                             -        -            -          -     (4,141,729)          -
                                                            -----------    -----   ----------    -------     -----------   --------

Balance, December 31, 1997                                  277,962,574    2,779   10,512,767    (19,000)    (8,993,266)    (73,837)
                                                            -----------    -----   ----------    -------     -----------   --------

                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 1998

                                                                                                              Deficit
                                                            Common Stock                                    Accumulated
                                                    Amount  ------------          Additional                during the    Deferred
                                                      Per                          Paid-In    Subscription  Development Compensation
                                                     Share    Shares      Amount   Capital     Receivable       Stage        Cost
                                                     -----    ------      ------   -------     ----------       -----        ----
Balance, December 31, 1997                                  277,962,574  $ 2,779 $ 10,512,767   $ (19,000)  $ (8,993,266) $ (73,837)

   Issuance of common stock, exercise of options     $.12       295,000        3       35,397           -              -          -
   Issuance of common stock, exercise of options      .14       500,000        5       69,995           -              -          -
   Issuance of common stock, exercise of options      .16       450,000        5       71,995           -              -          -
   Issuance of common stock, exercise of options      .20        10,000        -        2,000           -              -          -
   Issuance of common stock, exercise of options      .26       300,000        3       77,997           -              -          -
   Issuance of common stock, conversion of debt       .13     1,017,011       10      132,990           -              -          -
   Issuance of common stock, conversion of debt       .14     2,512,887       25      341,225           -              -          -
   Issuance of common stock, conversion of debt       .15     5,114,218       51      749,949           -              -          -
   Issuance of common stock, conversion of debt       .18     1,491,485       15      274,985           -              -          -
   Issuance of common stock, conversion of debt       .19     3,299,979       33      619,967           -              -          -
   Issuance of common stock, conversion of debt       .22     1,498,884       15      335,735           -              -          -
   Issuance of common stock, conversion of debt       .23     1,870,869       19      424,981           -              -          -
   Issuance of common stock, for services rendered    .21       100,000        1       20,999           -              -          -
   Beneficial conversion feature, November debenture                                  625,000
   Warrant costs, November debenture                                                   48,094
   Amortization of deferred compensation cost                         -        -            -           -              -     59,068
   Write off of subscription receivable                               -        -      (19,000)     19,000              -          -
   Net loss, year ended December 31, 1998                             -        -            -           -     (3,984,793)         -
                                                           ------------   ------ ------------    --------   ------------  ---------

Balance, December 31, 1998                                  296,422,907    2,964 $ 14,325,076     $    -    $(12,978,059) $ (14,769)
                                                           ============   ====== ============    ========   ============  =========

                See notes to consolidated financial statements.

                                              ADVANCED VIRAL RESEARCH CORP.
                                              (A Development Stage Company)

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                               Inception
                                                                                                             (February 20,
                                                                             Year Ended December 31,           1984) to
                                                                             -----------------------          December 31,
                                                                      1998          1997            1996          1998
                                                                      ----          ----            ----          ----
Cash Flows from Operating Activities:
   Net loss                                                         $(3,984,793)  $(4,141,729)  $(1,154,740)  $(12,978,059)
                                                                    -----------   -----------   -----------   ------------
   Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation and amortization                                  340,098       138,245        18,731        657,283
         Amortization of deferred interest cost on beneficial
            conversion feature and discount on warrants                 553,331     1,552,842             -      2,106,098
         Amortization of deferred compensation cost                      59,068       399,322       287,341        745,731
         Loss on sale of property and equipment                               -         1,425             -          1,425
         Issuance of common stock for services                           21,000        44,500       175,000      1,437,500
         Imputed interest on convertible debenture                            -         4,768             -          4,768
         Changes in operating assets and liabilities:
            Increase in other current assets                             (9,578)       (4,159)       (3,114)       (29,818)
            Increase in inventory                                             -             -        (1,638)       (19,729)
            Increase in other assets                                   (247,072)     (496,126)      (27,085)      (776,742)
            Increase (decrease) in accounts payable and
               accrued liabilities                                      (96,582)      328,932        39,823        285,224
            Decrease in customer deposits                                     -        (7,800)            -         (7,800)
                                                                    -----------   -----------   -----------   ------------
               Total adjustments                                        620,265     1,961,949       489,058      4,403,940
                                                                    -----------   -----------   -----------   ------------
               Net cash used by operating activities                 (3,364,528)   (2,179,780)     (665,682)    (8,574,119)
                                                                    -----------   -----------   -----------   ------------

Cash Flows from Investing Activities:
   Purchase of investments                                             (915,047)   (3,651,676)   (1,247,256)    (6,292,979)
   Proceeds from sale of investments                                  3,078,902     2,045,615       347,415      5,471,932
   Acquisition of property and equipment                               (451,734)     (307,362)      (11,446)    (1,143,600)
   Proceeds from sale of property and equipment                               -         1,200             -          1,200
                                                                    -----------   -----------   -----------   ------------
               Net cash provided (used) by investing activities       1,712,121    (1,912,223)     (911,287)    (1,963,447)
                                                                    -----------   -----------   -----------   ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of convertible debt                         1,500,000     4,000,000             -      5,500,000
   Proceeds from deposit on securities purchase agreement               600,000             -             -        600,000
   Proceeds from sale of securities, net of issuance costs              257,400       266,666     1,573,135      5,378,588
   Payments under capital lease                                         (16,602)            -             -        (16,602)
                                                                    -----------   -----------   -----------   ------------
               Net cash provided by financing activities              2,340,798     4,266,666     1,573,135     11,461,986
                                                                    -----------   -----------   -----------   ------------

Net Increase (Decrease) in Cash and Cash Equivalents                    688,391       174,663        (3,834)       924,420

Cash and Cash Equivalents, Beginning                                    236,059        61,396        65,230              -
                                                                    -----------   -----------   -----------   ------------

Cash and Cash Equivalents, Ending                                     $ 924,450     $ 236,059      $ 61,396      $ 924,420
                                                                    ===========   ===========   ===========   ============

Supplemental Disclosure of Non-Cash Financing Activities:
   Cash paid during the year for interest                             $   6,042     $       -     $       -
                                                                    ===========   ===========   ===========
   Options granted accounted for as deferred compensation cost        $       -     $       -     $ 760,500
                                                                    ===========   ===========   ===========

   During 1998, the Company purchased equipment under a capital lease totaling $222,317.

                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business

             Advanced Viral Research Corp. (the Company) was incorporated in Delaware on July, 31, 1985. The Company was organized for the purpose of manufacturing and marketing a pharmaceutical product named RETICULOSE. While the Company has had limited sales of this product, primarily for research purposes, the success of the Company will be dependent upon obtaining certain regulatory approval for its pharmaceutical product, RETICULOSE, to commence commercial operations. The Company was in the development stage at December 31, 1998.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Revenue Recognition

             The limited sales generated by the Company have consisted of sales of RETICULOSE for testing and other purposes. Sales are recorded by the Company when the product is shipped to customers.

         Reclassifications

             Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to 1998 presentation.

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


NOTE 2.  BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate the continuance of the Company as a going concern. The Company has suffered losses from operations during its history. The Company is dependent upon registration of RETICULOSE for sale before it can begin commercial operations. The Company's cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials required by the FDA. Management does not anticipate registration or other approval of RETICULOSE in the near future in the United States. Unless and until RETICULOSE is approved for sale in the United States or another industrially developed country, the Company may be dependent upon the continued sale of its securities for funds to meet its cash requirements. Management intends to continue to sell the Company's securities in an attempt to mitigate the effects of its cash position; however, no assurance can be given that such equity financing, if and when required, will be available. In the event that such equity financing is not available, in order to continue operations, management anticipates that they will have to defer their salaries. During 1998 and 1997, the Company obtained debt financing and may seek additional debt financing if the need arises. No assurance can be given that the Company will be able to sustain its operations until FDA approval is granted or that any approval will ever be granted. The Company expects to apply for approval with the FDA by May 15, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                         ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  ACQUISITION

         Two of the principal stockholders of the Company acquired LTD, a Bahamian Corporation with pharmaceutical manufacturing and warehousing facilities, on February 20, 1984. The acquisition is a combination of two entities under common control and has been accounted for in a manner similar to a pooling of interests. In 1986, the Company acquired from LTD exclusive rights to manufacture and market RETICULOSE worldwide, except within the Bahamas, for $50,000. The Company also purchased inventory of RETICULOSE from LTD for $45,000 and was obligated to pay $3 per ampule of RETICULOSE for the initial 100,000 ampules purchased and $2 per ampule for purchases exceeding 100,000 ampules. On December 16, 1987, the Company acquired the controlling beneficial interest in 99.6% of the common stock of LTD through an appropriate trust agreement to satisfy the rules of the Bahamian Government, from two of the principal stockholders of the Company. Both stockholders concurrently canceled $86,565 of indebtedness due them from LTD.

NOTE 4.  INVESTMENTS
                                                                                         1998             1997
                                                                                         ----             ----
            Held to maturity:
               U.S. Government securities                                              $821,047       $2,226,902
               Certificates of deposit                                                        -          758,000
                                                                                   ------------       ----------
                                                                                       $821,047       $2,984,902
                                                                                   ============       ==========

NOTE 5.  PROPERTY AND EQUIPMENT
                                                              Estimated Useful
                                                                Lives (Years)            1998             1997
                                                                -------------            ----             ----
            Land and improvements                                  15                $   34,550      $    34,550
            Building and improvements                              30                   324,083          299,550
            Machinery and equipment                                 5                 1,003,768          354,250
                                                                                      ---------      -----------
                                                                                      1,362,401          688,350
            Less accumulated depreciation                                               312,808          202,689
                                                                                     ----------      -----------
                                                                                     $1,049,593      $   485,661
                                                                                     ==========      ===========

         The Company maintains certain property and equipment in Freeport, Bahamas. This property and equipment amounted to $370,028 as of December 31, 1998 and 1997 including $17,623 expended in 1987 to purchase a land lease expiring in 2068. Included with machinery and equipment is $222,318 of equipment purchased under a capital lease during 1998. Depreciation expense for equipment under capital lease was approximately $12,000 in 1998. These amounts are included above.

                         ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6.  OTHER ASSETS
                                                                                         1998             1997
                                                                                         ----             ----
           Patent costs                                                                 $344,319        $202,247
           Loan costs, net of accumulated amortization of $341,935
              and $111,957                                                                96,250         221,227
           Other                                                                          19,777          19,777
                                                                                        --------        --------
                                                                                        $460,346        $443,251
                                                                                        ========        ========

         Patent development costs are capitalized as incurred. Loan costs relate to fees paid in connection with the issuance of convertible debentures (Note 8) and are amortized over the life of the debenture or until conversion.


NOTE 7.  SECURITIES PURCHASE AGREEMENT

         On December 22, 1998, the Company entered into a Securities Purchase Agreement whereby the Company agreed to issue to certain purchasers 4,917,276 shares of common stock for an aggregate purchase price of $802,500. The agreement also provides for the issuance of four warrants to purchase a total of 2,366,788 shares of common stock at prices ranging from $.204 to $.2448 per share at any time until December 31, 2003.

         As of December 31, 1998, the Company received $600,000 towards the total purchase price.

         As of January 7, 1999, the remaining $202,500 was received and the appropriate shares were issued to the purchasers.

         See Note 14 regarding pro forma presentation of this transaction.


NOTE 8.  CONVERTIBLE DEBENTURES

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


NOTE 8.  CONVERTIBLE DEBENTURES (Continued)

         The assured incremental yield on the February Debenture was measured based on the date of issuance of the security and amortized to interest expense over the conversion period which ended on May 29, 1997 which was the first date full conversion could occur. The interest expense relating to this measurement was $4,768.

         During 1997, RBB exercised its right to convert the principal amount of the February Debenture into 6,675,982 shares of the Company's common stock at conversion prices ranging from $.1162 to $.2002 per share.

         In connection with the issuance of the February Debenture, the Company issued to RBB three warrants (the "February warrants") to purchase common stock, each such February warrant entitling the holder to purchase, from February 21, 1997 through February 28, 2007, 178,378 shares of common stock. The exercise price of the three February warrants are $0.288, $0.576 and $0.864 per warrant share, respectively. The fair value of the February warrants was estimated to be $37,000 ($.021 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 6% and an expected holding period of ten years (RBB exercised its right to convert within one year). This amount has been reflected in the accompanying consolidated financial statements as interest expense related to the convertible debenture.

         Based on the terms for conversion associated with the February Debenture, there is an intrinsic value associated with the beneficial conversion feature of $413,793. This amount was fully amortized to interest expense in 1997 with a corresponding credit to additional paid-in capital.

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

         During 1998, RBB exercised its right to convert the remaining $2,880,000 of the principal amount of the October Debenture into 16,805,333 shares of the Company's common stock at conversion prices ranging from $.13 to $.23 per share.

                         ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8.  CONVERTIBLE DEBENTURES (Continued)

         In connection with the issuance of the October Debenture, the Company issued to RBB three warrants (the "October warrants") to purchase Common Stock, each such October warrant entitling the holder to purchase, from the date of grant through August 30, 2007, 600,000 shares of the Common Stock. The exercise price of the three October warrants are $0.20 , $0.23 and $0.27 per warrant share, respectively. The fair value of the three October warrants was established to be $106,571 ($.178 per warrant), $97,912 ($.163 per warrant) and $87,472
         ($.146 per warrant), respectively, based upon a financial analysis of the terms of the warrants using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 6% and an expected holding period of ten years (RBB exercised its right to convert within one year). This amount has been reflected in the accompanying consolidated financial statements as a discount on the convertible debenture, with a corresponding credit to additional paid-in capital, and was fully amortized to interest expense over the actual conversion period.

         Based on the terms for conversion associated with the October Debenture, there was intrinsic value associated with the beneficial conversion feature of $1,350,000. This amount was treated as deferred interest expense and recorded as a reduction of the convertible debenture liability with a corresponding credit to additional paid-in capital and was amortized to interest expense over the period from October 8, 1997 (date of debenture) to February 24, 1998 (date the debenture is fully convertible). The interest expense relative to this item was $210,951 for 1998 and $1,139,049 for 1997.

         In November 1998, in order to finance further research and development, the Company sold 1,500,000 principal amount of its ten year 7% Convertible Debenture (the "November Debenture") due October 31, 2008, to RBB. Accrued interest under the November Debenture is payable semi-annually, computed at the rate of 7% per annum on the unpaid principal balance from the date of the issuance of the November Debenture until the date of interest payment. The November Debenture may be prepaid by the Company before maturity, in whole or in part, without premium or penalty, if the Company gives the holder of the Debenture notice not less than 30 days before the date fixed for prepayment in that notice. The November Debenture is convertible, at the option of the holder, into shares of common stock.

         In connection with the issuance of the November Debenture, the Company issued to RBB two warrants (the "November Warrants") to purchase Common Stock, each such November Warrant entitling the holder to purchase 375,000 shares of the Common Stock at any time and from time to time through October 31, 2008. The exercise price of the two November Warrants are $.20 and $.24 per warrant share, respectively. The fair value of the November warrants was estimated to be $48,000 ($.064 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 5.75% and an expected holding period of one year. This amount has been reflected in the accompanying consolidated financial statements as interest expense related to the convertible debenture.

                         ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8.  CONVERTIBLE DEBENTURES (Continued)

         Based on the terms for conversion associated with the November Debenture, there is an intrinsic value associated with the beneficial conversion feature of $625,000. This amount has been treated as deferred interest expense and recorded as a reduction of the convertible debenture with a corresponding credit to additional paid-in capital and is being amortized to interest expense over a one year period beginning November 16, 1998 (date of debenture), based on management's expectation of when complete conversion will occur. The interest expense relative to this item is $52,083 for 1998.

                                                                                           1998            1997
                                                                                           ----            ----
            Unpaid principal balance of November debenture                              $1,500,000     $        -
            Unpaid principal balance of October debenture                                        -      2,880,000
            Less unamortized discount and deferred interest                                614,998        495,207
                                                                                        ----------     ----------
            Convertible debenture, net                                                  $  885,002     $2,384,793
                                                                                        ==========     ==========

NOTE 9.  COMMITMENTS AND CONTINGENCIES

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


NOTE 9.  COMMITMENTS AND CONTINGENCIES (Continued)

         GENERAL (Continued)

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

         Capital Lease

             During 1998 the Company entered into a purchase lease agreement for equipment totaling $222,318. The lease calls for monthly payments of $4,529 for 60 months commencing on September 1998 and expiring on July 2003. Future minimum capital lease payments and the net present value of the future minimum lease payments at December 31, 1998 are as follows:

                Year ending December 31:
                   1999                                                                                 $  54,348
                   2000                                                                                    54,348
                   2001                                                                                    54,348
                   2002                                                                                    54,348
                   2003                                                                                    31,703
                                                                                                        ---------
                Total minimum lease payments                                                              249,095
                Less amount representing interest                                                         (43,380)
                                                                                                        ---------
                Present value of net minimum lease payments                                               205,715
                Current maturities                                                                        (38,335)
                                                                                                        ---------
                                                                                                         $167,380
                                                                                                        =========

         Operating Leases

             Management executed a non-cancelable lease for new office space in Florida on January 1, 1996, expiring on December 31, 1999 at approximately $14,000 annually. The Company has the option to renew for an additional three years. Management intends to exercise its option for the year 2000.

             On December 30, 1998, the Company executed an amendment to its existing lease dated April 1997 for the laboratory facilities in Yonkers, New York. The lease on the additional space is effective May 1, 1999. The new lease adds 10,550 square feet (for a total of 16,650 square feet) and extends its term until April 2005.

             Annual rent on the original lease is approximately $85,500. Rent for the additional facilities is approximately $175,000. Total rental commitment for the laboratory facilities will be $260,500.

                         ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 9.  COMMITMENTS AND CONTINGENCIES (Continued)

         GENERAL (Continued)

         Operating Leases

             The Company leased an auto on October 26, 1996 for 36 months at $450 per month.

             Lease expense for the years ended December 31, 1998, 1997 and 1996 totaled $121,477, $76,351 and $13,315, respectively.

             Future minimum lease payments are as follows:

                Year ending December 31:
                   1999                                           $  177,000
                   2000                                              274,000
                   2001                                              260,000
                   2002                                              280,000
                   2003                                              290,000
                   Thereafter                                        580,000
                                                                  ----------
                            Total                                 $1,861,000
                                                                  ==========

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

             Pursuant to the Plata Agreement, the Company authorized the issuance to Plata of 5,000,000 shares of common stock and options to purchase an additional 5,000,000 shares at $.08 per share through July 9, 1994 (the "Plata Options") and 5,000,000 shares at $.10 per share through July 9, 1994 (the "Additional Plata Options"). Pursuant to several amendments, the Plata Options and the Additional Plata Options are exercisable through April 30, 1999 at an exercise price of $.14 and $.16, respectively. As of December 31, 1998, there are outstanding Plata Options to acquire 683,300 shares at $.14 per share and Additional Plata Options to acquire 108,100 shares at an exercise price of $.16 per share. Through December 31, 1998, the Company has received approximately $1,332,000 pursuant to the issuance of approximately 9.2 million shares in connection with the exercise of the Plata Options and the Additional Plata Options.

                         ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 9.  COMMITMENTS AND CONTINGENCIES (Continued)

         TESTING AGREEMENTS

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

             Pursuant to the Argentine Agreement, the Company delivered $34,000 to DCT to cover out-of-pocket expenses associated with the Clinical Trials. The Argentine Agreement further provides that at the conclusion of the Clinical Trials, DCT shall cause Dr. Flichman to prepare and deliver a written report to the Company regarding the methodology and results of the Clinical Trials (the "Written Report"). In September 1996, the Written Report was delivered by Dr. Flichman to the Company. Upon delivery of the Written Report to the Company, the Company delivered to the principals of DCT options to acquire 2,000,000 shares of the Company's common stock for a period of one year from the date of the delivery of the Written Report, at a purchase price of $.20 per share. Pursuant to several amendments, the DCT options are exercisable through April 30, 1999 at an exercise price of $.21 per share. As of December 31, 1998, 473,500 shares of common stock were issued pursuant to the exercise of these options for an aggregate exercise price of approximately $95,000.

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

                         ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 9.  COMMITMENTS AND CONTINGENCIES (Continued)

         TESTING AGREEMENTS (Continued)

         Argentine Agreement (Continued)

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

             In connection with the Herpes Study and the HPV Topical Study (collectively, the "Studies"), the Company has advanced approximately $58,000 and $132,800, respectively. Such expenses are accounted for as research and development expenses. The amounts expended have been used to cover expenses associated with pre-clinical activities. Neither the Herpes Study nor the HPV Topical Study has commenced.

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

             In February 1998, the Company entered into an agreement with DCT (the "Concurrent Agreement") whereby the Company agreed to provide DCT or its assignees, up to $413,000 to cover the costs of a study in 65 patients to compare the results of treatment of patients with AIDS taking a three drug cocktail and RETICULOSE with those taking a three drug cocktail and a placebo. As of December 31, 1998, the Company has advanced approximately $50,000 for such study which has been accounted for as research and development expense.

             In May 1998, the Company entered into an agreement with DCT (the "Rheumatoid Arthritis Agreement") whereby the Company agreed to provide DCT or its assignees, up to $95,000 to cover the costs of a controlled study in 30 patients to determine the efficacy of RETICULOSE for the treatment of rheumatoid arthritis in humans. In connection with this study, the Company has advanced approximately $75,000 which has been accounted for as research and development expenses.

                         ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 9.  COMMITMENTS AND CONTINGENCIES (Continued)

         TESTING AGREEMENTS (Continued)

         Argentine Agreement (Continued)

             In July 1998, the Company authorized expenditures of up to $90,000 to study the effects of RETICULOSE in inhibiting the mutation of the AIDS virus. As of December 31, 1998, the Company has advanced approximately $50,000 for such study which has been accounted for as research and development expense.

         Barbados Study

             A double blind study assessing the efficacy of the Company's drug RETICULOSE in 43 human patients diagnosed with HIV (AIDS) is being conducted at the Queen Elizabeth Hospital, Bridgetown, Barbados (the "Barbados Study"). As of December 31, 1998, the Company has expended approximately $385,000 to cover the costs of the Barbados Study. In December 1996, the Company received from the coordinators of the Barbados Study, a written summary of results of the Barbados Study (the "Written Summary").

             In July 1998, the Company authorized expenditures of up to $45,000 to study the effects of RETICULOSE in inhibiting the mutation of the AIDS virus. As of December 31, 1998, the Company has advanced approximately $5,000 for such study which has been accounted for as research and development expense.

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

         Topical Safety Study

             During 1998, the Company paid approximately $200,000 for a safety study conducted in the United States for the topical use of RETICULOSE.

                         ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 9.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AGREEMENTS

         Hirschman Agreement

             In May 1995, the Company entered into a consulting agreement with Shalom Hirschman, M.D., Professor of Medicine of Mt. Sinai School of Medicine, New York, New York and Director of Mt. Sinai's Division of Infectious Diseases and now president of AVRC, whereby Dr. Hirschman was to provide consulting services to the Company through May 1997. The consulting services included the development and location of pharmacological and biotechnology companies and assisting the Company in seeking joint ventures with and financing of companies in such industries.

             In connection with the consulting agreement, the Company issued to Dr. Hirschman 1,000,000 shares of the Company's common stock and the option to acquire 5,000,000 shares of the Company's common stock for a period of three years as per the vesting schedule as referred to in the agreement, at a purchase price of $.18 per share. In addition and in connection with entering into the consulting agreement with Dr. Hirschman, the Company issued to a person unaffiliated with the Company, 100,000 shares of the Company's common stock, and an option to acquire for a period of one year, from June 1, 1995, an additional 500,000 shares at a purchase price of $.18 per share. As of December 31, 1998, 900,000 shares have been issued upon exercise of these options for cash consideration of $162,000 under this Agreement.

             In March 1996, the Company entered into an addendum to the consulting agreement with Dr. Hirschman whereby Dr. Hirschman agreed to provide consulting services to the Company through May 2000 (the "Addendum"). Pursuant to the Addendum, the Company granted to Dr. Hirschman and his designees options to purchase an aggregate of 15,000,000 shares of the Company's common stock for a three year period pursuant to the following schedule: (i) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1996 and ending March 23, 1999 at an exercise price of $.19 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; (ii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1997 and ending March 23, 1999 at an exercise price of $.27 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; and (iii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1998 and ending March 23, 1999 at an exercise price of $.36 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman. In addition, the Company has agreed to cause the shares underlying these options to be registered so long as there is no cost to the Company. As of December 31, 1998, 500,000 shares of common stock were issued pursuant to the exercise of stock options by Richard Rubin. Mr. Rubin has, from time to time in the past, advised the Company on matters unrelated to his consultation with Dr. Hirschman.

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

                         ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 9.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AGREEMENTS (Continued)

         Cohen Agreements

             In September 1992, the Company entered into a one year consulting agreement with Leonard Cohen (the "September 1992 Cohen Agreement"). The September 1992 Cohen Agreement required that Mr. Cohen provide certain consulting services to the Company in exchange for the Company's issuing to Mr. Cohen 1,000,000 shares of common stock (the "September 1992 Cohen Shares"), 500,000 of which were issuable upon execution of the September 1992 Cohen Agreement and the remaining 500,000 shares of which were issuable upon Mr. Cohen completing 50 hours of consulting service to the Company. The Company issued the first 500,000 shares to Mr. Cohen in October 1992 and the remaining 500,000 shares to Mr. Cohen in February 1993. Further pursuant to the September 1992 Cohen Agreement, the Company granted to Mr. Cohen the option to acquire, at any time and from time to time through September 10, 1993 (which date has been extended through April 30, 1999), the option to acquire 3,000,000 shares of common stock of the Company at an exercise price of $.09 per share (which exercise price has been increased to $.15 per share) (the "September 1992 Cohen Options"). As of December 31, 1998, 1,300,000 of the September 1992 Cohen Options have been exercised for cash consideration of $156,000.

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


NOTE 10. STOCKHOLDERS' EQUITY

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

         During 1998, the Company issued 18,460,333 shares of common stock for an aggregate consideration of $3,158,400. The amounts were comprised of the issuance of common stock pursuant to the exercise of stock options of 1,555,000 shares for $257,400 and the issuance of common stock in exchange for consulting services of 100,000 shares for consideration of $21,000 and the issuance of common stock upon commission of debt of 16,805,333 shares for $2,880,000.


NOTE 11. INCOME TAXES

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach for computing deferred income taxes.

         As of December 31, 1998 and 1997, the Company had a net operating loss carryforward for Federal income tax reporting purposes amounting to approximately $9,700,000 and $6,300,000, which expire in varying amounts to 2018.

         The Company presently has one significant temporary difference between financial reporting and income tax reporting relating to interest expense on the beneficial conversion feature of the convertible debt. The components of the deferred tax asset as of December 31, 1998 and 1997 were as follows:

                                                                   1998            1997
                                                                   ----            ----
            Benefit of net operating loss carryforwards         $3,300,000      $2,100,000
            Less valuation allowance                             3,300,000       2,100,000
                                                              ------------    ------------
            Net deferred tax asset                              $        -      $        -
                                                              ============    ============

         As of December 31, 1998, sufficient uncertainty exists regarding the realizability of these operating loss carryforwards and, accordingly, a valuation allowance of $3,300,000 has been established.

                         ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 12. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The information set forth below provides disclosure of the estimated fair value of the Company's financial instruments presented in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 1998. Since the reported fair values of financial instruments are based upon a variety of factors, they may not represent actual values that could have been realized as December 31, 1998 or that will be realized in the future.

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

         The fair value of non-current investments, primarily U.S. government obligations, have been estimated using quoted market prices. At December 31, 1998, the differences between the estimated fair value and the carrying value of non-current and current debt instruments were considered immaterial in relation to the Company's financial position.


NOTE 13. DEFERRED COMPENSATION COST

         As more fully described in Note 9 to these consolidated financial statements, the Company granted stock options in exchange for testing and consulting services. In accordance with SFAS 123, Accounting for Stock-Based Compensation (effective for options granted after December 15, 1995), the Company recognized compensation cost based on the fair value at the grant dates. The compensation cost is amortized over the life of the option period. The fair value of the stock options used to compute deferred compensation cost is the estimated present value at grant date using the Black-Sholes option pricing model with the following assumptions: Expected volatility of 20%; a risk-free interest rate of 6% and an expected holding period ranging from 1-3 years. The deferred compensation cost is reported as a component of stockholders' equity. At December 31, 1998 and 1997, there were approximately 5,500,000 and 7,000,000 option shares outstanding with a weighted average exercise price of $0.195 per share.

                         ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 14. PRO FORMA BALANCE SHEET (UNAUDITED)
                                                                                      December 31, 1998
                                                                                      -----------------
                                                                               As         Pro Forma
                                                                            Reported     Adjustments     Pro Forma
                                                                            --------     -----------     ---------
                                      ASSETS
                                      ------

           Current assets                                                  $1,795,014     $ 202,500     $1,997,514

           Property and equipment                                           1,049,593             -      1,049,593

           Other assets                                                       460,346             -        460,346
                                                                          -----------   -----------    -----------

              Total assets                                                 $3,304,953     $ 202,500     $3,507,453
                                                                          ===========   ===========    ===========


                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

           Current liabilities                                             $  317,359     $       -     $  317,359

           Long-term liabilities                                            1,052,382             -      1,052,382

           Deposit on securities purchase agreement                           600,000      (600,000)             -

           Stockholders' equity                                             1,335,212       802,500      2,137,712
                                                                          -----------   -----------    -----------

              Total liabilities and stockholders' equity                   $3,304,953     $ 202,500     $3,507,453
                                                                          ===========   ===========    ===========

           Common shares outstanding                                      296,422,907     4,917,276    301,340,183
                                                                          ===========   ===========    ===========

                                      F-30

                                                   EXHIBIT INDEX


Exhibit      Description
-------      -----------
3.1          Articles of Incorporation of Advanced Viral Research Corp. (2)
3.2          Bylaws of Advanced Viral Research Corp., as amended (1)
3.3          Amendment to Articles of Incorporation of Advanced Viral Research Corp. (2)
4.1          Specimen Certificate of Common Stock. (1)
4.2          Specimen Warrant Certificate. (1)
4.3          Warrant Agreement between the Company and American Stock Transfer and Trust Company. (1)
4.4          Forms of Common Stock Options and Agreements granted by the Company to TRM Management
             Corp. (5)
4.5          Form of Common Stock Option and Agreement granted by the Company to Plata Partners Limited
             Partnership. (11)
4.6          Consulting Agreement, dated September 11, 1992, and Form of Common Stock granted by the
             Company to Leonard Cohen. (6)
4.7          Addendum to Agreement granted by the Company to Shalom Z. Hirschman, M.D. dated March 24,
             1996. (10)
4.8          Securities  Purchase  Agreement dated November 16, 1998, by and between the Company and RBB
             Bank  AG. (12)(xv)
4.9          7% Convertible Debenture dated November 16, 1998. (12)(xv)
4.10         Warrant dated  November 16, 1998 to purchase  375,000  shares of common stock at $.20 per share.
             (12)(xv)
4.11         Warrant dated  November 16, 1998 to purchase  375,000  shares of common stock at $.24 per share.
             (12)(xv)
4.12         Securities  Purchase  Agreement dated December 22, 1998, by and between the Company and various purchasers. (13)
4.13         Form of Warrant dated December 22, 1998 to purchase shares of common stock of the Company at
             $.2040 per share. (13)
4.14         Form of Warrant dated December 22, 1998 to purchase shares of common stock of the Company at
             $.2448 per share. (13)
10.1         Declaration of Trust by Bernard Friedland and William Bregman in favor of the Company dated
             November 16, 1987. (11)
10.2         Clinical Trials Agreement, dated September 19, 1990, between Clinique Medical Actuel and the
             Company. (3)
10.3         Letter, dated March 15, 1991 to the Company from Health Protection Branch. (3)
10.4         Agreement dated August 20, 1991 between TRM Management Corp. and the Company. (14)(i)







10.5         Lease dated December 18, 1991 between Bayview Associates, Inc. and the Company. (4)
10.6         Lease Agreement, dated February 16, 1993 between Stortford Brickell Inc. and the Company. (7)
10.7         Consulting Agreement dated February 28, 1993 between Leonard Cohen and the Company. (8)
10.8         Medical Advisor Agreement, dated as of September 14, 1993, between Lionel Resnick, M.D. and the
             Company. (14)(ii)
10.9         Agreement, dated November 9, 1993, between Dormer Laboratories Inc. and the Company. (11)
10.10        Exclusive Distribution Agreement, dated April 25, 1994, between C.U.R.E. Pharmaceutical Corp. and the Company. (14)(iii)
10.11        Exclusive Distribution Agreement, dated as of June 1, 1994, between C.U.R.E. Pharmaceutica Central
             Americas Ltd. and the Company. (14)(iv)
10.12        Exclusive Distribution Agreement dated as of June 17, 1994 between DCT S.R.L. and the Company, as amended. (14)(v)
10.13        Contract, dated as of October 25, 1994 between Commonwealth Pharmaceuticals of the Channel
             Islands and the Company. (14)(vi)
10.14        Agreement dated May 24, 1995 between the Company and Deborah Silver. (9)
10.15        Agreement dated May 29, 1995 between the Company and Shalom Z. Hirschman, M.D. (9)
10.16        Exclusive Distribution Agreement, dated as of June 2, 1995, between AVIX International
             Pharmaceutical Corp. and the Company. (11)
10.17        Supplement to Exclusive Distribution Agreement, dated November 2, 1995 with Commonwealth
             Pharmaceuticals. (11)
10.18        Exclusive Distributorship & Limited License Agreement, dated
             December 28, 1995, between AVIX International Pharmaceutical Corp.,
             Beijing Unistone Pharmaceutical Co., Ltd. and the Company.
             (14)(vii)
10.19        Modification Agreement, dated December 28, 1995, between AVIX International Pharmaceutical
             Corp. and the Company. (14)(vii)
10.20        Agreement dated April 1, 1996, between DCT S.R.L. and the Company. (14)(viii)
10.21        Addendum, dated as of March 24, 1996, to Consulting Agreement between the Company and Shalom
             Z. Hirschman, M.D. (10)
10.22        Addendum to Agreement, dated July 11, 1996, between AVIX International Pharmaceutical Corp.
             and the Company. (14)(ix)
10.23        Employment Agreement, dated October 17, 1996, between the Company and Shalom Z. Hirschman,
             M.D.  (14)(x)
10.24        Lease, dated February 7, 1997 between Robert Martin Company, LLC and the
             Company. (11)
10.25        Copy of Purchase and Sale Agreement, dated February 21, 1997 between the Company and RBB
             Bank AG. (14)(xi)
10.26        Material Transfer Agreement-Cooperative Research And Development Agreement, dated March 13,
             1997, between National Institute of Health, Food and Drug Administration and the Centers for
             Disease Control and Prevention. (14)(xii)







10.27        Copy of Purchase and Sale Agreement, dated September 26, 1997 between the Company and RBB
             Bank AG. (14)(xiii)
10.28        Copy of Extension to Materials Transfer Agreement-Cooperative
             Research and Development Agreement, dated March 4, 1998, between
             National Institute of Health, Food and Drug Administration and the
             Centers for Disease Control and Prevention. (13)
10.29        Amended and Restated Employment  Agreement dated July 8, 1998 between the Company and
             Shalom Z. Hirschman, M.D.(14)(xiv)
10.30        Consulting Agreement between the Company and Angelo Chinnici, M.D dated July 1, 1998. *
10.31        Consulting Agreement between the Company and GloboMax LLC dated January 18, 1999. *
21           Subsidiaries of Registrant: Advanced Viral Research, Ltd., a Bahamian corporation.
27           Financial Data Schedule for the Company as of and for the year ended December 31, 1998. *




*    Filed herewith.
1. Documents incorporated by reference herein to certain exhibits the Company's Registration Statement on Form S-1, as amended, File No. 33-33895, filed with the Securities and Exchange Commission on March 19, 1990.
2. Documents incorporated by reference herein to certain exhibits to the Company's Registration Statement on Form S-18, File No. 33-2262-A, filed with the Securities and Exchange Commission on February 12, 1989.
3. Documents incorporated by reference herein to certain exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
4. Documents incorporated by reference herein to certain exhibits to the Company's Annual Report on form 10-K for period ended March 31, 1991.
5. Documents incorporated by reference herein to certain exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
6. Documents incorporated by reference herein to certain exhibits to the Company's report on Form 10-Q for the period ended September 30, 1992.
7. Documents incorporated by reference herein to certain exhibits to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.
8. Documents incorporated by reference herein to certain exhibits to the Company's report on Form 10-QSB for the period ended March 31, 1993.
9. Documents incorporated by reference herein to certain exhibits to the Company's report on Form 10-QSB for the period ended June 30, 1995.
10. Documents incorporated by reference herein to certain exhibits to the Company's report on Form 10-QSB for the period ended March 31, 1996.
11. Documents incorporated by reference herein to certain exhibits to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.
12. Documents incorporated by reference herein to certain exhibits to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
13. Documents incorporated by reference herein to certain exhibits the Company's Registration Statement on Form S-1, File No. 333-70523, filed with the Securities and Exchange Commission on January 13, 1999.
14. Incorporated by reference herein to the Company's Reports on Form 8-K and Exhibits thereto as follows:
     (i)      A report on Form 8-K dated January 3, 1992.
     (ii)     A report on Form 8-K dated September 14, 1993.
     (iii)    A report on Form 8-K dated April 25, 1994.
     (iv)     A report on Form 8-K dated June 3, 1994.
     (v)      A report on Form 8-K dated June 17, 1994.
     (vi)     A report on Form 8-K dated October 25, 1994.
     (vii)    A report on Form 8-K dated December 28, 1995.
     (viii)   A report on Form 8-K dated April 22, 1996.
     (ix)     A report on Form 8-K dated July 12, 1996.
     (x)      A report on Form 8-K dated October 17, 1996.

     (xi)     A report on Form 8-K dated February 21, 1997
     (xii)    A report on Form 8-K dated March 25, 1997.
     (xiii)   A report on Form 8-K dated September 26, 1997
     (xiv)    A report on Form 8-K dated July 21, 1998
     (xv)     A report on Form 8-K dated November 24, 1998.