Form 10-Q
period 1999-03-31
ADVANCED VIRAL RESEARCH CORP
filed 1999-05-17
CIK 786623

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock, par value $.00001 per share as of May 12, 1999 was 301,340,183.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                    FORM 10-Q

                          QUARTER ENDED March 31, 1999

                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
PART I.       FINANCIAL INFORMATION (UNAUDITED)

     Item 1.  Financial Statements.......................................................................1
     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................................................24
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................31

PART II

     Item 1.  Legal Proceedings........................................................................ 32
     Item 2.  Changes in Securities and Use of Proceeds.................................................32
     Item 3.  Defaults Upon Senior Securities...........................................................33
     Item 4.  Submission of Matters to Vote of Security Holders.........................................33
     Item 5.  Other Information.........................................................................33
     Item 6.  Exhibits And Reports on Form 8-K......................................................... 33

SIGNATURES .............................................................................................34


                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

Item 1.       Financial Statements                                                   1

              Consolidated Condensed Balance Sheets,
                   March 31, 1999 and December 31, 1998                              2

              Consolidated Condensed Statements of Operations for the
                   Three Months Ended March 31, 1999 and 1998 and
                   from Inception (February 20, 1984) to March 31, 1999              3

              Consolidated Condensed Statements of Stockholders' Equity
                   from Inception (February 20, 1984) to March 31, 1999              4

              Consolidated Condensed Statements of Cash Flows for the
                   Three Months Ended March 31, 1999 and 1998 and from
                   Inception (February 20, 1984) to March 31, 1999                  12

              Notes to Consolidated Condensed Financial Statements                  13

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                                                 Condensed
                                                                                                                    from
                                                                                                                  Audited
                                                                                                                 Financial
                                                                                              March 31,          Statements
                                                                                                1999            December 31,
                                                                                             (Unaudited)            1998
                                                                                             -----------            ----
                                     ASSETS
                                     ------
Current Assets:
   Cash and cash equivalents                                                                     $ 990,903        $ 924,420
   Investments                                                                                           -          821,047
   Inventory                                                                                        19,729           19,729
   Other current assets                                                                             41,274           29,818
                                                                                               -----------      -----------
         Total current assets                                                                    1,051,906        1,795,014

Property and Equipment                                                                           1,065,969        1,049,593

Other Assets                                                                                       477,777          460,346
                                                                                               -----------      -----------
         Total assets                                                                          $ 2,595,652      $ 3,304,953
                                                                                               ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
   Accounts payable and accrued liabilities                                                      $ 237,938        $ 279,024
   Current portion of capital lease obligation                                                      39,433           38,335
                                                                                               -----------      -----------
         Total current liabilities                                                                 277,371          317,359
                                                                                               ===========      ===========

Long-Term Liabilities:
   Convertible debenture, net                                                                    1,053,275          885,002
   Capital lease obligation - long-term portion                                                    153,864          167,380
                                                                                               -----------      -----------
        Total long-term liabilities                                                              1,207,139        1,052,382
                                                                                               ===========      ===========

Deposit on Securities Purchase Agreement                                                                 -          600,000
                                                                                               -----------      -----------

Commitments and Contingencies                                                                            -                -

Stockholders' Equity:
   Common stock; 1,000,000,000 shares of $.00001 par value
      authorized, 301,340,183 and 296,422,907
      shares issued and outstanding                                                                  3,013            2,964
   Additional paid-in capital                                                                   15,621,665       14,325,076
   Deficit accumulated during the development stage                                            (14,044,105)     (12,978,059)
   Discount on warrants                                                                           (469,431)               -
   Deferred compensation cost                                                                            -          (14,769)
                                                                                               -----------      -----------
         Total stockholders' equity                                                              1,111,142        1,335,212
                                                                                               -----------      -----------
         Total liabilities and stockholders' equity                                            $ 2,595,652      $ 3,304,953
                                                                                               ===========      ===========

See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                                                                 Inception
                                                                                                               (February 20,
                                                                                   Three Months Ended             1984) to
                                                                                         March 31,                March 31,
                                                                                  1999             1998             1999
                                                                                  ----             ----             ----
Revenues:
   Sales                                                                         $ 2,399     $          -         $ 197,374
   Interest                                                                       15,809           29,297           575,106
   Other income                                                                        -              100           120,093
                                                                            ------------     ------------      ------------
                                                                                  18,208           29,397           892,573
                                                                            ------------     ------------      ------------

Costs and Expenses:
   Research and development                                                       82,916          170,146         2,716,383
   General and administrative                                                    713,403          505,414         8,978,740
   Depreciation and amortization                                                  63,357          176,427           720,640
   Interest                                                                      224,578          275,248         2,520,915
                                                                            ------------     ------------      ------------
                                                                               1,084,254        1,127,235        14,936,678
                                                                            ------------     ------------      ------------

Net Loss                                                                    $ (1,066,046)    $ (1,097,838)     $(14,044,105)
                                                                            ============     ============      ============

Net Loss Per Share of Common
   Stock - Basic and Diluted                                                $       (.00)    $      (.00)
                                                                            ============     ============

Weighted Average Number of
   Common Shares Outstanding                                                 297,577,226      281,039,791
                                                                            ============     ============

See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 1999

                                                                                                                           Deficit
                                                                                  Common Stock                           Accumulated
                                                                   Amount      -------------------        Additional      during the
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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 1999


                                                                                                                           Deficit
                                                                                  Common Stock                           Accumulated
                                                                   Amount      --------------------       Additional      during the
                                                                    Per                                     Paid-In      Development
                                                                   Share       Shares        Amount         Capital          Stage
                                                                   -----       ------        ------         -------          -----

Balance, December 31, 1986                                                  154,666,014     $ 1,547        $ 307,534     $ (203,942)

   Issuance of common stock, exercise of "A" warrants              $.03      38,622,618         386        1,158,321              -
   Expenses of stock issuance                                                         -           -          (11,357)             -
   Acquisition of subsidiary for cash                                                 -           -          (46,000)             -
   Cancellation of debt due to stockholders                                           -           -           86,565              -
   Net loss, period ended December 31, 1987                                           -           -                -       (258,663)
                                                                          -------------     -------       ----------     -----------
Balance, December 31, 1987                                                  193,288,632       1,933        1,495,063       (462,605)


   Net loss, year ended December 31, 1988                                             -           -                -       (199,690)
                                                                          -------------     -------       ----------     -----------

Balance, December 31, 1988                                                  193,288,632       1,933        1,495,063       (662,295)

   Net loss, year ended December 31, 1989                                             -           -                -       (270,753)
                                                                          -------------     -------       ----------     -----------

Balance, December 31, 1989                                                  193,288,632       1,933        1,495,063       (933,048)

   Issuance of common stock, expiration of redemption               .05       6,729,850          67          336,475              -
      offer on "B" warrants
   Issuance of common stock, exercise of "B" warrants               .05         268,500           3           13,422              -
   Issuance of common stock, exercise of "C" warrants               .08          12,900           -            1,032              -
   Net loss, year ended December 31, 1990                                             -           -                -       (267,867)
                                                                          -------------     -------       ----------     -----------

Balance, December 31, 1990                                                  200,299,882       2,003        1,845,992     (1,200,915)
                                                                          -------------     -------       ----------     -----------

See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 1999


                                                                                                                           Deficit
                                                                                  Common Stock                          Accumulated
                                                                   Amount      --------------------       Additional      during the
                                                                    Per                                     Paid-In      Development
                                                                   Share       Shares        Amount         Capital          Stage
                                                                   -----       ------        ------         -------          -----

Balance, December 31, 1990                                                  200,299,882     $ 2,003    $ 1,845,992     $ (1,200,915)

   Issuance of common stock, exercise of "B" warrants             $  .05         11,400           -            420                -
   Issuance of common stock, exercise of "C" warrants                .08          2,500           -            200                -
   Issuance of common stock, exercise of underwriters warrants      .012      3,760,000          38         45,083                -
   Net loss, year ended December 31, 1991                                             -           -              -         (249,871)
                                                                          -------------     -------    -----------     -------------

Balance, December 31, 1991                                                  204,073,782       2,041      1,891,695       (1,450,786)

   Issuance of common stock, for testing                           .0405     10,000,000         100        404,900                -
   Issuance of common stock, for consulting services                .055        500,000           5         27,495                -
   Issuance of common stock, exercise of "B" warrants                .05      7,458,989          75        372,875                -
   Issuance of common stock, exercise of "C" warrants                .08      5,244,220          52        419,487                -
   Expenses of stock issuance                                                                               (7,792)
   Net loss, year ended December 31, 1992                                             -           -              -         (839,981)
                                                                          -------------     --------   -----------     -------------

Balance, December 31, 1992                                                  227,276,991       2,273      3,108,660       (2,290,767)

   Issuance of common stock, for consulting services                .055        500,000           5         27,495                -
   Issuance of common stock, for consulting services                 .03      3,500,000          35        104,965                -
   Issuance of common stock, for testing                            .035      5,000,000          50        174,950                -
   Net loss, year ended December 31, 1993                                             -           -              -         (563,309)
                                                                          -------------     -------    -----------     -------------

Balance, December 31, 1993                                                $ 236,276,991     $ 2,363    $ 3,416,070      $(2,854,076)
                                                                          -------------     -------    -----------     -------------

See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 1999



                                                                                Common Stock
                                                                Amount        -------------------     Additional
                                                                  Per                                   Paid-In      Subscription
                                                                 Share        Shares       Amount       Capital       Receivable
                                                                 -----        ------       ------       -------       ----------

Balance, December 31, 1993                                                 236,276,991    $ 2,363     $ 3,416,070         $ -

   Issuance of common stock, for consulting services           $  .05        4,750,000         47         237,453           -
   Issuance of common stock, exercise of options                  .08          400,000          4          31,996           -
   Issuance of common stock, exercise of options                  .10          190,000          2          18,998           -
   Net loss, year ended December 31, 1994                                            -          -               -           -
                                                                          ------------    -------    ------------       -----

Balance, December 31, 1994                                                 241,616,991      2,416       3,704,517           -

   Issuance of common stock, exercise of options                  .05        3,333,333         33         166,633           -
   Issuance of common stock, exercise of options                  .08        2,092,850         21         167,407           -
   Issuance of common stock, exercise of options                  .10        2,688,600         27         268,833           -
   Issuance of common stock, for consulting services              .11        1,150,000         12         126,488           -
   Issuance of common stock, for consulting services              .14          300,000          3          41,997           -
   Net loss, year ended December 31, 1995                                            -          -               -           -
                                                                           -----------     ------     -----------       -----

Balance, December 31, 1995                                                 251,181,774      2,512       4,475,875           -
                                                                           -----------     ------     -----------       -----

(restubbed table)


                                                                  Deficit
                                                                Accumulated
                                                                during the        Deferred
                                                                Development     Compensation
                                                                   Stage            Cost
                                                                   -----            ----

Balance, December 31, 1993                                     $ (2,854,076)        $ -

   Issuance of common stock, for consulting services                      -           -
   Issuance of common stock, exercise of options                          -           -
   Issuance of common stock, exercise of options                          -           -
   Net loss, year ended December 31, 1994                          (440,837)          -
                                                               ------------       -----

Balance, December 31, 1994                                       (3,294,913)          -

   Issuance of common stock, exercise of options                          -           -
   Issuance of common stock, exercise of options                          -           -
   Issuance of common stock, exercise of options                          -           -
   Issuance of common stock, for consulting services                      -           -
   Issuance of common stock, for consulting services                      -           -
   Net loss, year ended December 31, 1995                          (401,884)          -
                                                                -----------        ----

Balance, December 31, 1995                                       (3,696,797)          -
                                                                -----------        ----


See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 1999


                                                                                 Common Stock
                                                                Amount        -------------------     Additional
                                                                  Per                                   Paid-In      Subscription
                                                                 Share        Shares       Amount       Capital       Receivable
                                                                 -----        ------       ------       -------       ----------

Balance, December 31, 1995                                                  251,181,774   $ 2,512    $ 4,475,875            $ -

   Issuance of common stock, exercise of options                  .05         3,333,334        33        166,634              -
   Issuance of common stock, exercise of options                  .08         1,158,850        12         92,696              -
   Issuance of common stock, exercise of options                  .10         7,163,600        72        716,288              -
   Issuance of common stock, exercise of options                  .11           170,000         2         18,698              -
   Issuance of common stock, exercise of options                  .12         1,300,000        13        155,987              -
   Issuance of common stock, exercise of options                  .18         1,400,000        14        251,986              -
   Issuance of common stock, exercise of options                  .19           500,000         5         94,995              -
   Issuance of common stock, exercise of options                  .20           473,500         5         94,695              -
   Issuance of common stock, for services rendered                .50           350,000         3        174,997              -
   Options granted                                                                    -         -        760,500              -
   Subscription receivable                                                            -         -              -        (19,000)
   Net loss, year ended December 31, 1996                                             -         -              -              -
                                                                           ------------  --------   ------------    -----------

Balance, December 31, 1996                                                  267,031,058     2,671      7,003,351        (19,000)
                                                                           ------------  --------   ------------    -----------


(restubbed table)

                                                                  Deficit
                                                                Accumulated
                                                                during the          Deferred
                                                                Development       Compensation
                                                                   Stage             Cost
                                                                   -----             ----

Balance, December 31, 1995                                      $ (3,696,797)             $ -

   Issuance of common stock, exercise of options                           -                -
   Issuance of common stock, exercise of options                           -                -
   Issuance of common stock, exercise of options                           -                -
   Issuance of common stock, exercise of options                           -                -
   Issuance of common stock, exercise of options                           -                -
   Issuance of common stock, exercise of options                           -                -
   Issuance of common stock, exercise of options                           -                -
   Issuance of common stock, exercise of options                           -                -
   Issuance of common stock, for services rendered                         -                -
   Options granted                                                         -         (473,159)
   Subscription receivable                                                 -                -
   Net loss, year ended December 31, 1996                         (1,154,740)               -
                                                                ------------        ---------

Balance, December 31, 1996                                        (4,851,537)        (473,159)
                                                                ------------        ---------

See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 1999



                                                                                Common Stock
                                                                Amount        -------------------     Additional
                                                                  Per                                   Paid-In      Subscription
                                                                 Share        Shares       Amount       Capital       Receivable
                                                                 -----        ------       ------       -------       ----------

Balance, December 31, 1996                                                  267,031,058   $ 2,671    $ 7,003,351      $ (19,000)

   Issuance of common stock, exercise of options                  .08         3,333,333        33        247,633              -
   Issuance of common stock, conversion of debt                   .20         1,648,352        16        329,984              -
   Issuance of common stock, conversion of debt                   .15           894,526         9        133,991              -
   Issuance of common stock, conversion of debt                   .12         2,323,580        23        269,977              -
   Issuance of common stock, conversion of debt                   .15         1,809,524        18        265,982              -
   Issuance of common stock, conversion of debt                   .16           772,201         8        119,992              -
   Issuance of common stock, for services rendered                .41            50,000         -         20,500              -
   Issuance of common stock, for services rendered                .24           100,000         1         23,999              -
   Beneficial conversion feature, February debenture                                  -         -        413,793              -
   Beneficial conversion feature, October debenture                                   -         -      1,350,000              -
   Warrant costs, February debenture                                                  -         -         37,242              -
   Warrant costs, October debenture                                                   -         -        291,555              -
   Amortization of deferred compensation cost                                         -         -              -              -
   Imputed interest on convertible debenture                                          -         -          4,768              -
   Net loss, year ended December 31, 1997                                             -         -              -              -
                                                                            -----------   -------    -----------     ----------
Balance, December 31, 1997                                                  277,962,574     2,779     10,512,767        (19,000)
                                                                            -----------   -------    -----------     ----------


(restubbed table)


                                                                  Deficit
                                                                Accumulated
                                                                during the          Deferred
                                                                Development       Compensation
                                                                -----------       ------------

Balance, December 31, 1996                                  $ (4,851,537)      $ (473,159)

   Issuance of common stock, exercise of options                       -                -
   Issuance of common stock, conversion of debt                        -                -
   Issuance of common stock, conversion of debt                        -                -
   Issuance of common stock, conversion of debt                        -                -
   Issuance of common stock, conversion of debt                        -                -
   Issuance of common stock, conversion of debt                        -                -
   Issuance of common stock, for services rendered                     -                -
   Issuance of common stock, for services rendered                     -                -
   Beneficial conversion feature, February debenture                   -                -
   Beneficial conversion feature, October debenture                    -                -
   Warrant costs, February debenture                                   -                -
   Warrant costs, October debenture                                    -                -
   Amortization of deferred compensation cost                          -          399,322
   Imputed interest on convertible debenture                           -                -
   Net loss, year ended December 31, 1997                     (4,141,729)               -
                                                            ------------     ------------
Balance, December 31, 1997                                    (8,993,266)         (73,837)
                                                            ------------     ------------

See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 1999


                                                                                 Common Stock
                                                                Amount        -------------------     Additional
                                                                  Per                                   Paid-In      Subscription
                                                                 Share        Shares       Amount       Capital       Receivable
                                                                 -----        ------       ------       -------       ----------
Balance, December 31, 1997                                                 277,962,574    $ 2,779    $ 10,512,767     $ (19,000)

   Issuance of common stock, exercise of options                  .12          295,000          3          35,397             -
   Issuance of common stock, exercise of options                  .14          500,000          5          69,995             -
   Issuance of common stock, exercise of options                  .16          450,000          5          71,995             -
   Issuance of common stock, exercise of options                  .20           10,000          -           2,000             -
   Issuance of common stock, exercise of options                  .26          300,000          3          77,997             -
   Issuance of common stock, conversion of debt                   .13        1,017,011         10         132,990             -
   Issuance of common stock, conversion of debt                   .14        2,512,887         25         341,225             -
   Issuance of common stock, conversion of debt                   .15        5,114,218         51         749,949             -
   Issuance of common stock, conversion of debt                   .18        1,491,485         15         274,985             -
   Issuance of common stock, conversion of debt                   .19        3,299,979         33         619,967             -
   Issuance of common stock, conversion of debt                   .22        1,498,884         15         335,735             -
   Issuance of common stock, conversion of debt                   .23        1,870,869         19         424,981             -
   Issuance of common stock, for services rendered                .21          100,000          1          20,999             -
   Beneficial conversion feature, November debenture                                                      625,000
   Warrant costs, November debenture                                                                       48,094
   Amortization of deferred compensation cost                                        -          -               -             -
   Write off of subscription receivable                                              -          -         (19,000)       19,000
   Net loss, year ended December 31, 1998                                            -          -               -             -
                                                                           -----------    -------    ------------     ---------

Balance, December 31, 1998                                                 296,422,907      2,964      14,325,076             -
                                                                           -----------    -------    ------------     ---------

(restubbed table)

                                                                  Deficit
                                                                Accumulated
                                                                during the          Deferred
                                                                Development       Compensation
                                                                   Stage             Cost
                                                                   -----             ----

Balance, December 31, 1997                                        $(8,993,266)       $ (73,837)

   Issuance of common stock, exercise of options                            -                -
   Issuance of common stock, exercise of options                            -                -
   Issuance of common stock, exercise of options                            -                -
   Issuance of common stock, exercise of options                            -                -
   Issuance of common stock, exercise of options                            -                -
   Issuance of common stock, conversion of debt                             -                -
   Issuance of common stock, conversion of debt                             -                -
   Issuance of common stock, conversion of debt                             -                -
   Issuance of common stock, conversion of debt                             -                -
   Issuance of common stock, conversion of debt                             -                -
   Issuance of common stock, conversion of debt                             -                -
   Issuance of common stock, conversion of debt                             -                -
   Issuance of common stock, for services rendered                          -                -
   Beneficial conversion feature, November debenture
   Warrant costs, November debenture
   Amortization of deferred compensation cost                               -           59,068
   Write off of subscription receivable                                     -                -
   Net loss, year ended December 31, 1998                          (3,984,793)               -
                                                                 ------------      -----------

Balance, December 31, 1998                                        912,978,059)         (14,769)
                                                                 ------------      -----------


See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 1999

                                                                                                                   Deficit
                                                                          Common Stock                           Accumulated
                                                          Amount       --------------------     Additional       during the
                                                           Per                                    Paid-In        Development
                                                          Share        Shares        Amount       Capital           Stage
                                                          -----        ------        ------       -------           -----

Balance, December 31, 1998                                           296,422,907    $ 2,964    $ 14,325,076     $(12,978,059)

   Issuance of common stock, securities purchase           .16         4,917,276         49         802,451                -
      agreement
   Warrants Costs, securities purchase agreement                               -          -         494,138                -
   Amortization of warrant costs, securities purchase                          -          -               -                -
      agreement
   Amortization of deferred compensation cost                                  -          -               -                -
   Net loss, three months ended March 31, 1999                                 -          -               -       (1,066,046)
                                                                     -----------    -------    ------------    --------------

Balance, March 31, 1998                                              301,340,183    $ 3,013    $ 15,621,665     $ (14,044,105
                                                                     ===========    =======    ============    ==============

(restubbed table)
                                                                      Deferred        Discount
                                                                    Compensation         on
                                                                        Cost          Warrants
                                                                        ----          --------

Balance, December 31, 1998                                           $ (14,769)          $ -

   Issuance of common stock, securities purchase                             -             -
      agreement
   Warrants Costs, securities purchase agreement                             -      (494,138)
   Amortization of warrant costs, securities purchase                        -        24,707
      agreement
   Amortization of deferred compensation cost                           14,769             -
   Net loss, three months ended March 31, 1999                               -             -
                                                                   -----------      --------

Balance, March 31, 1998                                                  $   -     $(469,431)
                                                                   ===========     =========

See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                             Inception
                                                                                Three Months Ended          (February 20,
                                                                                    March 31,                 1984) to
                                                                                    --------                  March 31,
                                                                              1999            1998               1999
                                                                              ----            ----               ----
Cash Flows from Operating Activities:
   Net loss                                                                 $ (1,066,046)   $ (1,097,838)    $ (14,044,105)
                                                                           -------------    ------------     -------------
   Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation and amortization of loan costs                              63,357         176,427           720,640
         Amortization of deferred interest cost on beneficial
            conversion feature of convertible debenture                          156,250         210,951         2,262,348
         Amortization of discount on warrants                                     36,730               -            36,730
         Amortization of deferred compensation cost                               14,769          14,767           760,500
         Issuance of common stock for services                                         -               -         1,437,500
         Other                                                                         -               -            (1,607)
         Changes in Operating Assets and Liabilities:
            Increase in other current assets                                     (11,456)         (9,744)          (41,274)
            Increase in inventory                                                      -               -           (19,729)
            Increase in other assets                                             (43,680)        (33,267)         (820,422)
            Increase (decrease) in accounts payable and
               accrued liabilities                                               (41,086)       (107,363)          244,138
                                                                           -------------    ------------     -------------
                  Total adjustments                                              174,884         251,771         4,578,824
                                                                           -------------    ------------     -------------
                  Net cash used by operating activities                         (891,162)       (846,067)       (9,465,281)
                                                                           -------------    ------------     -------------

Cash Flows from Investing Activities:
   Purchase of investments                                                             -         (94,000)       (6,292,979)
   Proceeds from sale of investments                                             821,047       2,512,902         6,292,979
   Expenditures for property and equipment                                       (53,484)       (108,613)       (1,197,084)
   Proceeds from sale of property and equipment                                        -               -             1,200
                                                                           -------------    ------------     -------------
                  Net cash provided (used) by investing activities               767,563       2,310,289        (1,195,884)
                                                                           -------------    ------------     -------------

Cash Flows from Financing Activities:
   Proceeds from issuance of convertible debt                                          -               -         5,500,000
   Proceeds from sale of securities, net of issuance costs                       202,500          35,400         6,181,088
   Payments under capital lease                                                  (12,418)              -           (29,020)
                                                                           -------------    ------------     -------------
                  Net cash provided by financing activities                      190,082          35,400        11,652,068
                                                                           -------------    ------------     -------------

Net Increase in Cash and Cash Equivalents                                         66,483       1,499,622           990,903

Cash and Cash Equivalents, Beginning                                             924,420         236,059                 -
                                                                           -------------    ------------     -------------

Cash and Cash Equivalents, Ending                                              $ 990,903     $ 1,735,681         $ 990,903
                                                                           =============    ============     =============

See notes to consolidated condensed financial statements.
                                       12

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

             The accompanying unaudited consolidated condensed financial statements at March 31, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 1999 and results of operations for the three months ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


NOTE 2.  COMMITMENTS AND CONTINGENCIES

         Going Concern

             The accompanying unaudited consolidated condensed financial statements at March 31, 1999 have been prepared in conformity with generally accepted accounting principles which contemplate the continuance of the Company as a going concern. The Company has suffered losses from operations during its operating history. The Company is dependent upon registration of Reticulose for sale before it can begin commercial operations. The Company's cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials required by the FDA. Unless and until Reticulose is approved for sale in the United States or another industrially developed country, the Company may be dependent upon the continued sale of its securities and debt financing for funds to meet its cash requirements. Management intends to continue to sell the Company's securities in an attempt to mitigate the effects of its cash position; however, no assurance can be given that equity or debt financing, if and when required, will be available. In the event that such equity or debt financing is not available, in order to continue operations, management anticipates that they will have to defer their salaries. During 1999 and 1998, the Company obtained equity and debt financing and may seek additional financing as the need arises. No assurance can be given that the Company will be able to sustain its operations until FDA approval is granted or that any approval will ever be granted. The Company expects to submit an application for approval with the FDA during July 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         Product Liability

             The Company could be subjected to claims for adverse reactions resulting from the use of Reticulose. Although the Company is unaware of any such claims or threatened claims since Reticulose was initially marketed in the 1940's, one study noted adverse reactions from highly concentrated doses in guinea pigs. In the event any claims for substantial amounts were successful, they could have a material adverse effect on the Company's financial condition and on the marketability of Reticulose. As of the date hereof, the Company does not have product liability insurance for Reticulose. There can be no assurance that the Company will be able to secure such insurance in adequate amounts, at reasonable premiums if it determined to do so. Should the Company be unable to secure such product liability insurance, the risk of loss to the Company in the event of claims would be greatly increased and could have a material adverse effect on the Company.

         Lack of Patent Protection

             The Company does not presently have a patent for Reticulose but the Company currently has three patents for the use of Reticulose as a treatment. The Company currently has 32 patent applications pending with the U.S. Patent Office. The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing a similar product. There can be no assurance that such patents, if obtained, will be enforceable.

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

             Pursuant to the Plata Agreement, the Company authorized the issuance to Plata of 5,000,000 shares of common stock and options to purchase an additional 5,000,000 shares at $.08 per share through July 9, 1994 (the "Plata Options") and 5,000,000 shares at $.10 per share through July 9, 1994 (the "Additional Plata Options"). Pursuant to several amendments, the Plata Options and the Additional Plata Options are exercisable through December 31, 1999 at an exercise price of $.15 and $.17, respectively. As of March 31, 1999, there are outstanding Plata Options to acquire 683,300 shares at $.15 per share and Additional Plata Options to acquire 108,100 shares at an exercise price of $.17 per share. Through March 31, 1999, the Company has received approximately $1,332,000 pursuant to the issuance of approximately 9.2 million shares in connection with the exercise of the Plata Options and the Additional Plata Options.

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

             Pursuant to the Argentine Agreement, the Company delivered $34,000 to DCT to cover out-of-pocket expenses associated with the Clinical Trials. The Argentine Agreement further provides that at the conclusion of the Clinical Trials, DCT shall cause Dr. Flichman to prepare and deliver a written report to the Company regarding the methodology and results of the Clinical Trials (the "Written Report"). In September 1996, the Written Report was delivered by Dr. Flichman to the Company. Upon delivery of the Written Report to the Company, the Company delivered to the principals of DCT options to acquire 2,000,000 shares of the Company's common stock for a period of one year from the date of the delivery of the Written Report, at a purchase price of $.20 per share. Pursuant to several amendments, the DCT options are exercisable through December 31, 1999 at an exercise price of $.21 per share. As of March 31, 1999, 473,500 shares of common stock were issued pursuant to the exercise of these options for an aggregate exercise price of approximately $95,000.

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

             In connection with the HIV-HPV Agreement, the Company advanced approximately $665,000 which is accounted for as research and development expense. The amounts have been used to cover expenses associated with clinical activities of the HIV-HPV Study.

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

             In connection with the Herpes Study and the HPV Topical Study (collectively, the "Studies"), the Company has advanced approximately $58,000 and $132,000, respectively. Such expenses are accounted for as research and development expense. The amounts expended have been used to cover expenses associated with pre-clinical activities. Neither the Herpes Study nor the HPV Topical Study has commenced.

             Both Agreements with DCT provide that (i) in the event the data from the Studies are used in connection with Reticulose being approved for commercial sale anywhere within the territory granted under the DCT Exclusive Distribution Agreement or (ii), DCT receives financing to cover the costs of the Studies, then DCT is obligated to reimburse the Company for all amounts expended in connection with the Studies.

             In February 1998, the Company entered into an agreement with DCT (the "Concurrent Agreement") whereby the Company agreed to provide DCT or its assignees, up to $413,000 to cover the costs of a study in 65 patients to compare the results of treatment of patients with AIDS taking a three drug cocktail and Reticulose with those taking a three drug cocktail and a placebo. As of March 31, 1999, the Company has advanced approximately $50,000 for such study which has been accounted for as research and development expense.

             In May 1998, the Company entered into an agreement with DCT (the "Rheumatoid Arthritis Agreement") whereby the Company agreed to provide DCT or its assignees, up to $95,000 to cover the costs of a controlled study in 30 patients to determine the efficacy of Reticulose for the treatment of rheumatoid arthritis in humans. In connection with this study, the Company has advanced approximately $75,000 which has been accounted for as research and development expense.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         TESTING AGREEMENTS (Continued)

         Argentine Agreement (Continued)

             In July 1998, the Company authorized expenditures of up to $90,000 to study the effects of Reticulose in inhibiting the mutation of the AIDS virus. As of March 31, 1999, the Company has advanced approximately $50,000 for such study which has been accounted for as research and development expense.

         Barbados Study

             A double blind study assessing the efficacy of the Company's drug Reticulose in 43 human patients diagnosed with HIV (AIDS) has been conducted at the Queen Elizabeth Hospital, Bridgetown, Barbados (the "Barbados Study"). As of March 31, 1999, the Company has expended approximately $390,000 to cover the costs of the Barbados Study.

             In July 1998, the Company authorized expenditures of up to $45,000 to study the effects of Reticulose in inhibiting the mutation of the AIDS virus. As of March 31, 1999, the Company has advanced approximately $11,000 for such study which has been accounted for as research and development expense.

         National Cancer Institute Agreement

             In March 1997, the Company entered into a Material Transfer Agreement - Cooperative Research and Development Agreement with the National Cancer Institute ("NCI") of the National Institutes of Health. Under the terms of the Agreement, NCI researchers and the Company will collaborate to elucidate the molecular mechanism by which Reticulose affects the transcription of the gamma interferon gene. This agreement was extended for an additional one year term through March 3, 1999 to investigate the anti-tumor activity of Reticulose using kidney tumor model systems. In addition, NCI was to study the effects of Reticulose on inflammation associated with rheumatoid arthritis.

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

             In connection with the consulting agreement, the Company issued to Dr. Hirschman 1,000,000 shares of the Company's common stock and the option to acquire 5,000,000 shares of the Company's common stock for a period of three years as per the vesting schedule as referred to in the agreement, at a purchase price of $.18 per share. In addition and in connection with entering into the consulting agreement with Dr. Hirschman, the Company issued to a person unaffiliated with the Company, 100,000 shares of the Company's common stock, and an option to acquire for a period of one year, from June 1, 1995, an additional 500,000 shares at a purchase price of $.18 per share. As of March 31, 1999, 900,000 shares have been issued upon exercise of these options for cash consideration of $162,000 under this Agreement.

             In March 1996, the Company entered into an addendum to the consulting agreement with Dr. Hirschman whereby Dr. Hirschman agreed to provide consulting services to the Company through May 2000 (the "Addendum"). Pursuant to the Addendum, the Company granted to Dr. Hirschman and his designees options to purchase an aggregate of 15,000,000 shares of the Company's common stock for a three year period pursuant to the following schedule: (i) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1996 and ending March 23, 2009 at an exercise price of $.19 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; (ii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1997 and ending March 23, 2009 at an exercise price of $.27 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; and (iii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1998 and ending March 23, 2009 at an exercise price of $.36 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman. In addition, the Company has agreed to cause the shares underlying these options to be registered so long as there is no cost to the Company. As of March 31, 1999, 500,000 shares of common stock were issued pursuant to the exercise of stock options by Richard Rubin. Mr. Rubin has, from time to time in the past, advised the Company on matters unrelated to his consultation with Dr. Hirschman.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AGREEMENTS (Continued)

         Hirschman Agreement (Continued)

             In November 1997, Dr. Hirschman assigned to Henry Kamioner, a consultant to Dr. Hirschman, options to acquire 1,500,000 shares (500,000 at $.19, 500,000 at $.27, and 500,000 at $.36).

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AGREEMENTS (Continued)

         Cohen Agreements

             In September 1992, the Company entered into a one year consulting agreement with Leonard Cohen (the "September 1992 Cohen Agreement"). The September 1992 Cohen Agreement required that Mr. Cohen provide certain consulting services to the Company in exchange for the Company's issuing to Mr. Cohen 1,000,000 shares of common stock (the "September 1992 Cohen Shares"), 500,000 of which were issuable upon execution of the September 1992 Cohen Agreement and the remaining 500,000 shares of which were issuable upon Mr. Cohen completing 50 hours of consulting service to the Company. The Company issued the first 500,000 shares to Mr. Cohen in October 1992 and the remaining 500,000 shares to Mr. Cohen in February 1993. Further pursuant to the September 1992 Cohen Agreement, the Company granted to Mr. Cohen the option to acquire, at any time and from time to time through September 10, 1993 (which date has been extended through December 31, 1999), the option to acquire 3,000,000 shares of common stock of the Company at an exercise price of $.09 per share (which exercise price has been increased to $.16 per share) (the "September 1992 Cohen Options"). As of March 31, 1999, 1,300,000 of the September 1992 Cohen Options have been exercised for cash consideration of $156,000.

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

             In July 1994, in consideration for services related to the introduction, negotiation and execution of a distribution agreement the Company issued: (i) to Mr. Cohen, an additional 2,500,000 shares (the "April 1994 Cohen Shares") and (ii) to each of Elliot Bauer and Lee Rizzuto, 625,000 shares (the "Bauer and Rizzuto Shares") as well as options to acquire an additional 5,000,000 shares each at $.10 per share exercisable through May 1, 1996 (the "Bauer and Rizzuto Options"). Through March 31, 1999, 2,855,000 shares were issued pursuant to the exercise of the Bauer and Rizzuto Options for an aggregate exercise price of $285,500. Mr. Rizzuto sold all of his shares and all shares underlying his options. Pursuant to several amendments, the remaining Bauer options are exercisable through December 31, 1999 at an option price of $.14.

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

         Additionally, pursuant to one of the distributions agreements, the Company granted the distributor the right to acquire 3,000,000 shares of the Company's common stock at a purchase price of $.25 (which has been increased to $.26) upon the completion of certain tests and the publication of a paper with respect to such tests. During 1998, 300,000 shares of common stock were issued pursuant to exercise of these options for an aggregate exercise price of $78,000.


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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  CONVERTIBLE DEBENTURES (Continued)

         In connection with the issuance of the February Debenture, the Company issued to RBB three warrants (the "February Warrants") to purchase common stock, each such February Warrant entitling the holder to purchase, from February 21, 1997 through February 28, 2007, 178,378 shares of common stock. The exercise price of the three February Warrants are $0.288, $0.576 and $0.864 per warrant share, respectively. The fair value of the February Warrants was estimated to be $37,000 ($.021 per warrant) based upon a financial analysis of the terms of the warrants using the Black Sholes Pricing Model. This amount has been reflected in the accompanying financial statements as interest expense related to the convertible February Debenture. Based on the terms for conversion associated with the February Debenture, there was an intrinsic value associated with the beneficial conversion feature of $413,793. This amount has been fully amortized to interest expense with a corresponding credit to additional paid-in capital.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  CONVERTIBLE DEBENTURES (Continued)

         In connection with the issuance of the November Debenture, the Company issued to RBB two warrants (the "November Warrants") to purchase Common Stock, each such November Warrant entitling the holder to purchase 375,000 shares of the Common Stock at any time and from time to time through October 31, 2008. The exercise price of the two November Warrants are $.20 and $.24 per warrant share, respectively. The fair value of the November warrants was estimated to be $48,000 ($.064 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 5.75% and an expected holding period of one year. This amount is being amortized to interest expense in the accompanying consolidated financial statements.

         Based on the terms for conversion associated with the November Debenture, there is an intrinsic value associated with the beneficial conversion feature of $625,000. This amount has been treated as deferred interest expense and recorded as a reduction of the convertible debenture with a corresponding credit to additional paid-in capital and is being amortized to interest expense over a one year period beginning November 16, 1998 (date of debenture), based on management's expectation of when complete conversion will occur. The interest expense relative to this item was $156,250 for the three months ended March 31, 1999 and $52,083 for 1998.

                                                                                         March 31,     December 31,
                                                                                           1999            1998

          Unpaid principal balance of November debenture                                $1,500,000     $1,500,000
          Less unamortized discount and deferred interest                                  446,725        614,998
                                                                                        ----------     ----------
          Convertible debenture, net                                                    $1,053,275    $   885,002
                                                                                         =========     ==========

NOTE 4.  SECURITIES PURCHASE AGREEMENT

         In January 1999, pursuant to a securities purchase agreement, the Company issued 4,917,276 shares of its common stock for an aggregate purchase price of $802,500. Such agreement also provided for the issuance of four warrants to purchase a total of 2,366,788 shares of common stock at prices ranging from $.204 to $.2448 per share at any time until December 31, 2003. The fair value of these warrants was estimated to be $494,138 ($.209 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 6% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the Consolidated Condensed Financial Statements and the related Notes to Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

OVERVIEW

         Since its inception in July 1985, The Company has been engaged primarily in research and development activities. The Company has not yet generated significant operating revenues, and as of March 31, 1999 the Company had incurred a cumulative net loss of $14,044,105. The Company's ability to generate substantial operating revenue depends upon its success in gaining FDA approval for the commercial use and distribution of Reticulose. All of the Company's research and development efforts have been devoted to the development of Reticulose.

         In order to commence clinical trials for regulatory approval of Reticulose in the United States, it will be necessary for the Company to prepare and file a new Notice of Claimed Investigational Exemption for a New Drug ("IND") with the FDA. Filings with foreign regulatory agencies will be required to continue or begin new clinical trials overseas. AVR has recently contracted with GloboMax LLC of Hanover, Maryland to advise AVR in its preparation of the new IND, and to otherwise assist AVR through the FDA process with the objective of obtaining full approval for Reticulose in the United States. The Company presently intends to submit a new IND to the FDA seeking approval to conduct a study testing the efficacy of Reticulose on human subjects with AIDS, as well as other diseases, which the Company believes will address the deficiencies noted in the FDA's prior correspondence to the Company regarding Reticulose. In the new IND, the Company presently intends, among other things, (i) to include relevant information on the chemistry, laboratory and animal controls to assure the integrity of the dosage form; (ii) to include safety information for the initial study proposed to be conducted on humans; (iii) to include information assuring the proper identification, quality and purity of Reticulose and a description of the physical, chemical and microbiological characteristics of Reticulose; and (iv) to submit data supporting in vitro anti-HIV activity, or other criterion for a biological response modifier. The FDA will make its own evaluation of the clinical trial data and there is no assurance that the FDA will approve the Company's IND. It is impossible to determine whether the data from any ongoing studies will be able to be used by the Company in connection with the new IND or if the new IND will ever be approved by the FDA. FDA approval to begin human clinical trials of Reticulose will require significant cash expenditures, the amount of which is not currently determinable. Further, there can be no assurance that Reticulose will ever be approved for commercial distribution by any country.

         In addition to developing clinical trial programs, the Company plans to continue to provide funding for its laboratory testing programs the Company's Yonkers, New York laboratories and at other selected laboratories and hospitals for the purpose of testing the efficacy of Reticulose, but the amount of research that will be conducted at those institutions will depend upon the Company's financial status. Because the Company's research and development expenses and clinical trial expenses will be charged against earnings for financial reporting purposes, management expects that losses from operations will continue to be incurred for the foreseeable future.

RESULTS OF OPERATIONS

         For the three month periods ended March 31, 1999 and March 31, 1998, the Company incurred losses of $1,066,046 ($0.00 per share) and $1,097,838 ($0.00 per share), respectively. The Company's decreased losses during 1999 are principally due to increased general and administrative expense ($713,403 for the three months ended March 31, 1999 vs. $505,414 for the three months ended March 31, 1998) primarily resulting from the employment of additional research professionals and rent and operating costs associated with the Yonkers, New York office and laboratory, offset by decreased amortization of loan costs related to the Company's convertible debentures (discussed below) included in depreciation and amortization ($26,250 for the three months ended March 31, 1999 vs. $153,611 for the three months ended March 31, 1998); and decreased research and development expense (approximately $82,916 for the three months ended March 31, 1999 vs. approximately $170,146 for the three months ended March 31, 1998). Administrative expenses and the lack of sales revenues also contributed to the Company's losses.

         There were sales of $2,399 and $0, respectively, during the three month periods ended March 31, 1999 and March 31, 1998. All sales during these periods resulted from distributors purchasing Reticulose for testing purposes. Interest income was $15,809 and $29,297 for the three month periods ended March 31, 1999 and March 31, 1998. There can be no assurance that Reticulose will ever be sold anywhere in the world.

LIQUIDITY

         As of March 31, 1999 and December 31, 1998, the Company had current assets of $1,051,906 and $1,795,014, respectively. The Company had total assets of $2,595,652 and $3,304,953 at March 31, 1999 and December 31, 1998,
respectively. The decrease in current and total assets was primarily attributable to the use of investment capital to fund increased operating expenditures.

         During the three months ended March 31, 1999, the Company used cash of $891,162 for operating activities, as compared to $846,067 for the three months ended March 31, 1998. During the three months ended March 31, 1999, the Company
(i) incurred non-cash expenses of approximately $256,337 relating to amortization of loan costs ($63,357), deferred interest on the beneficial conversion feature ($156,250) relating to the 1998 Debenture (defined below), and discount on warrants ($36,730); (ii) expended approximately $145,000 in professional fees; (iii) expended approximately $32,000 in laboratory supplies;
(iv) expended approximately $352,000 for payroll and related costs; and (v) obtained approximately $202,000 in proceeds from the sale of securities. During the three months ended March 31, 1999, the Company expended approximately $53,000 for additions to machinery and equipment at the Company's Yonkers, New York office.

         During the three months ended March 31, 1999, cash flows provided by investing activities was primarily due to the sales of investments which were available from the proceeds of the issuance of the convertible debenture in 1998 and shares of common stock in 1999. The Company also acquired property and equipment for its Yonkers, New York laboratory. See "Capital Resources" for a discussion of cash flows provided by financing activities.

         If the Company does not begin to generate revenues from the sale of Reticulose, and if the Company does not receive significant funds from the exercise of additional stock options or warrants, it shall be dependent upon additional debt and/or equity financing, of which there can be no assurance, or it must reduce expenses or limit operations.

         AVR's independent certified public accountants' report on AVR's consolidated financial statements for the fiscal year ended December 31, 1998 includes an explanatory paragraph regarding AVR's ability to continue as a going concern. Note 2 to the Consolidated Financial Statements states that AVR's ability to continue operations is dependent upon its continued sale of its securities for funds to meet its cash requirements, which factors raise substantial doubt about AVR's ability to continue as a going concern. Further, the accountant's report does not include any adjustments that might result from the outcome of this uncertainty. AVR has no immediate plan to issue any securities, otherwise than upon the possible exercise of options warrants, or the conversion of the 1998 Debenture.

CAPITAL RESOURCES

         The Company has been dependent upon the proceeds from the continued sale of securities for the funds required to continue operations at present levels and to fund further research and development activities. The following table summarizes the securities sold by the Company since February 1997.

---------------------------------------------------------------------------------------------------------------------
                    Gross          Security      Convertible /          Conversion Price /        Maturity Date /
Date Issued         Proceeds       Issued        Exercisable Into       Exercise Price            Expiration Date
---------------------------------------------------------------------------------------------------------------------
                                   Debenture     6,675,982 shares       $0.15-0.20 per share      Fully converted
February 1997       $1,000,000  -------------------------------------------------------------------------------------
                                   Warrants      535,134 shares         $0.288-0.864 per share    February 28, 2007
---------------------------------------------------------------------------------------------------------------------
                                   Debenture     17,577,534 shares      $0.13-0.23 per share      Fully converted
August 1997         $3,000,000  -------------------------------------------------------------------------------------
                                   Warrants      1,800,000 shares       $0.20-0.27 per share      August 30, 2007
---------------------------------------------------------------------------------------------------------------------
November 1998       $1,500,000     Debenture     9,057,971 shares (1)   $0.1656 per share (1)     October 31, 2008
                                -------------------------------------------------------------------------------------
                                   Warrants      375,000 shares         $0.20 per share
                                              -----------------------------------------------------------------------
                                                 375,000 shares         $0.24 per share
---------------------------------------------------------------------------------------------------------------------

                                       26

---------------------------------------------------------------------------------------------------------------------
                    Gross          Security      Convertible /          Conversion Price /        Maturity Date /
Date Issued         Proceeds       Issued        Exercisable Into       Exercise Price            Expiration Date
---------------------------------------------------------------------------------------------------------------------
January 1999        $802,500       Shares        4,917,276              n/a                       n/a
                               --------------------------------------------------------------------------------------
                                   Warrants      1,183,394 shares       $0.2040 per share         December 31,
                                             -------------------------------------------------    2003
                                                 1,183,394 shares       $0.2448 per share
---------------------------------------------------------------------------------------------------------------------

(1) Assumes the full conversion of the debenture based on the average of the closing bid and ask prices of the common stock on April 26, 1999, as reported on the OTC Electronic Bulletin Board ($0.23), and an applicable conversion price of $0.1656.

         Securities Issued in 1997.

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

         In connection with the issuance of the 1997 Debentures, the Company issued to RBB six warrants (the "1997 Warrants") to purchase common stock, three of such warrants entitling the holder to purchase, from February 21, 1997 through February 28, 2007, 178,378 shares of the common stock, and three of such warrants entitling the holder to purchase, from August 30, 1997 through August 30, 2007, 600,000 shares of the common stock. The exercise prices of the 1997 Warrants are $0.288, $0.576, $0.864, $0.20, $0.23 and $0.27 per warrant share, respectively. Each 1997 Warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that 1997 Warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each 1997 Warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares as more particularly set forth therein. As of May 14, 1999, none of the 1997 Warrants have been exercised.

         Securities Issued in 1998.

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

         Based on the terms for conversion associated with the 1998 Debenture, there is an intrinsic value associated with the beneficial conversion feature of $625,000. This amount has been treated as deferred interest expense and recorded as a reduction of the convertible debenture with a corresponding credit to additional paid-in capital and is being amortized to interest expense over a one year period beginning November 16, 1998, based on management's expectation of when complete conversion will occur. The interest expense relative to this item was $52,083 for 1998.

         In connection with the issuance of the 1998 Debenture, the Company issued to RBB two warrants to purchase common stock , each warrant entitling the holder to purchase, until October 31, 2008, 375,000 shares of the common stock. The exercise prices of the two warrants are $0.20 and $0.24 per warrant share, respectively. Each warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares as more particularly set forth therein. As of May 14, 1999, none of such warrants had been exercised.

         The fair value of the warrants issued in connection with the 1998 Debenture was estimated to be $48,000 ($0.064 per warrant) based upon a financial analysis of the terms of such warrants using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 5.75% and an expected holding period of one year. This amount has been reflected in the accompanying consolidated financial statements as interest expense related to the 1998 Debenture.

         Under the terms of the RBB agreement, the Company is required to file with the Commission a registration statement to register shares of the common stock issuable upon conversion of the 1998 Debenture and upon exercise of the related warrants to allow the investors to resell such common stock to the public. Because a registration statement was not declared effective by the Commission on or before April 13, 1999, the Company is obligated under the RBB agreement to pay

RBB a penalty equal to the sum of (x) $30,000 and (y) $1,500 for each day lapsed after such date, until this registration statement is declared effective by the Commission, provided, however, that total penalties shall not exceed $100,000 in the aggregate.

         In January 1999 pursuant to a securities purchase agreement, the Company sold 4,917,276 shares of common stock, and warrants to purchase an aggregate of 2,366,788 shares of common stock, including (x) two warrants to purchase an aggregate of 1,966,788 shares of common stock and (y) a finder's fee paid to Harborview Group consisting of two warrants to purchase an aggregate 400,000 shares of common stock , in a private offering transaction pursuant to
Section 4(2) of the Securities Act, for an aggregate purchase price of $802,500, of which $600,000 was received on December 31, 1998, and $202,500 was received in January 1999. Two of the warrants entitle the holders thereof to purchase 983,394 and 983,394 shares of common stock at exercise prices of $0.2040 and $0.2448 per share, respectively. The other two warrants entitle the holders thereof to purchase 200,000 and 200,000 shares of common stock at exercise prices of $0.2040 and $0.2448 per share, respectively. All four warrants are exercisable at any time and from time to time until December 31, 2003. Each warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares as more particularly set forth therein. As of May 14, 1999, none of such warrants had been exercised.

         Under the terms of the purchase agreement, the Company is required to file with the Commission a registration statement to register the common stock issued under the purchase agreement, and upon exercise of the warrants to allow the resale of such common stock to the public. The purchase agreement further provides that, in the event a registration statement is not declared effective by the Commission on or before May 21, 1999, the Company is required to pay a penalty of $30,000 for each full calendar month or portion thereof lapsed after such date, until this registration statement is declared effective, provided, however, that total penalties shall not exceed $100,000 in the aggregate.

         The fair value of the warrants issued as of January 7, 1999, the date of issuance of the shares underlying the securities purchase agreement in connection with the aforementioned transaction was estimated to be $494,000 ($0.0209 per warrant) based upon a financial analysis of the terms of such warrants using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 20%, and a risk free interest rate of 6% through the December 31, 2003 expiration date.

         If the FDA or other approvals are obtained, of which there can be no assurance, funds must be budgeted by the Company from the exercise of options and warrants, potential grants and/or additional equity, the availability of which funds there can be no assurance.

         The Company is currently expending approximately $300,000 per month, which expenses include salaries, rent, professional fees, license fees and taxes, research and development, and travel, principally between the Company's two offices and its Bahamian facility, and anticipates that it can continue operations for at least three months with its current liquid assets, including the proceeds from the recent sale of the 1998 Debenture and other securities if no options or warrants are exercised. If all options and warrants are exercised, the Company will receive net proceeds of approximately $8.4 million. Those proceeds will contribute to general and administrative and working capital and will permit the Company to substantially increase its budget for research and development and clinical trials and testing and to operate at significantly increased levels of operation, assuming Reticulose receives approvals and prospects for sales increase to justify such increased levels of operation, of which there can be no assurance. The recent prevailing market price for shares of common stock has from time to time been above the exercise prices of certain of the outstanding options and warrants. However, there can be no assurance that the recent trading levels will be sustained or that any additional options or warrants will be exercised. In the event that less than 25% or none of the outstanding options and warrants are exercised, and no other additional financing is obtained by the Company, in order for the Company to achieve the level of operations contemplated by management, management anticipates that it will have to limit intentions to expand operations beyond current levels. The Company is currently seeking debt financing, licensing agreements, joint ventures and other sources of financing. There can be no assurance that such additional sources of financing will be found. There can be no assurance that any of the Company's distributors will ever obtain regulatory approvals to test or market Reticulose in any territory. In the event that financing is not available, in order to continue operations, management anticipates that they will have to defer their salaries. Management does not believe that, at present, debt or equity financing will be readily obtainable on favorable terms unless and until FDA approval for Phase I clinical testing is granted or comparable approval is obtained from another developed or developing country. Because of the uncertainties involved in the process of gaining approval for commercial drug use on humans, no assurance can be given that the Company will be able to sell Reticulose.

         The Company does not have a patent for Reticulose, although the Company currently has three patents for the use of Reticulose as a treatment. In addition, the Company has filed 32 patent applications with the United States Patent and Trademark Office. There can be no assurance that other companies, having greater economic resources, will not be successful in developing a similar product using processes similar to those of the Company. There can be no assurance that the Company will obtain such a patent or, if obtained, that it will be enforceable. The Company has retained patent counsel for the purpose of pursuing additional patent protection for Reticulose. However, there is no certainty that patents will be granted, or if granted, that the patents will be sustained if judicially attacked, and, if declared valid, that the patents, in fact, will operate to protect the Company from others copying Reticulose. The Company has relied upon laws protecting proprietary information and trade secrets and upon confidentiality agreements to protect its rights to Reticulose and the processes for its manufacture, but there can be no assurance that such efforts and procedures will continue to be successful and protect the Company from any competition in the future.

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

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              None.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities during the Quarter Ended March 31, 1999

              In January 1999, the Registrant issued 4,917,276 shares of common stock and four warrants to purchase 2,366,788 shares of common stock to 11 investors for an aggregate purchase price of $802,500 pursuant to a Securities Purchase Agreement dated December 22, 1998. The warrants are exercisable at any time and from time to time until December 31, 2003. Two of the warrants entitle the holders thereof to purchase 983,394 and 983,394 shares of common stock at exercise prices of $0.2040 and $0.2448 per share, respectively. The other two warrants entitle the holders thereof to purchase 200,000 and 200,000 shares of common stock at exercise prices of $0.2040 and $0.2448 per share, respectively.

         The foregoing transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering, and the Registrant believes that such transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof. The recipients in such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and warrant certificates issued in such transactions. All recipients had adequate access, through their relationships with the Registrant, to information about the Registrant.

Changes in Securities during the Quarter Ended March 31, 1999

              In March 1999, the Registrant amended the terms of certain stock options as described below:

         (a) The Registrant amended the terms of certain stock options granted to Plata Partners Limited Partnership, whereby the Registrant offered and the holders of the such options accepted offers to further extend the exercise date of such options through December 31, 1999 in consideration for an increase in the exercise price by $0.01 per option share.

         (b) The Registrant amended the terms of certain stock options granted to Leonard Cohen, whereby the Registrant offered and the holders of the such options accepted offers to further extend the exercise date of such options through December 31, 1999 in consideration for an increase in the exercise price by $0.01 per option share.

         (c) The Registrant amended the terms of certain stock options granted to DCT S.R.L., whereby the Registrant extended the exercise date of such options through December 31, 1999.

              (d) The Registrant amended the terms of certain options granted to Shalom Z. Hirschman, MD, President of the Registrant, whereby the Registrant extended the exercise date of such options through March 23, 2009.

Item 3.       Defaults Upon Senior Securities

              None.

Item 4.       Submission of Matters to Vote of Security Holders

         During the first quarter ended March 31, 1999, no matters were submitted to a vote of security holders of the Registrant, through the solicitation of proxies or otherwise.

Item 5.       Other Information

              None.

Item 6.       Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  Number            Description
                  ------            -----------
                  27                Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K.

                  During the three-month period ending March 31, 1999, no Current Reports on Form 8-K were filed.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            ADVANCED VIRAL RESEARCH CORP.

Date: May 14, 1999          By: /s/ William Bregman
                                ------------------------------------------------
                                 William Bregman,
                                 duly authorized officer and principal financial and accounting officer