Form 10-Q
period 1999-06-30
ADVANCED VIRAL RESEARCH CORP
filed 1999-08-12
CIK 786623

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

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

  ---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock, par value $.00001 per share as of August 11, 1999 was 303,192,035.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                                Page
                                                                                ----
PART I.  FINANCIAL INFORMATION (UNAUDITED)
     Item 1.  Financial Statements..............................................1
     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................24
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk........34

PART II

     Item 1.  Legal Proceedings.................................................35
     Item 2.  Changes in Securities and Use of Proceeds.........................35
     Item 3.  Defaults Upon Senior Securities...................................35
     Item 4.  Submission of Matters to Vote of Security Holders.................35
     Item 5.  Other Information.................................................35
     Item 6.  Exhibits And Reports on Form 8-K..................................36

SIGNATURES  ....................................................................37

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                              Condensed
                                                                                from
                                                                               Audited
                                                                              Financial
                                                          June 30,            Statements
                                                           1999              December 31,
                                                        (Unaudited)              1998
                                                        -----------              ----
                           ASSETS
                           ------
Current Assets:
  Cash and cash equivalents                          $     95,618        $    924,420
  Investments                                                --               821,047
  Inventory                                                19,729              19,729
  Other current assets                                     45,606              29,818
                                                     ------------        ------------
     Total current assets                                 160,953           1,795,014

Property and Equipment                                  1,090,339           1,049,593

Other Assets                                              496,570             460,346
                                                     ------------        ------------
     Total assets                                    $  1,747,862        $  3,304,953
                                                     ============        ============

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                                         ------------
Current Liabilities:
  Accounts payable and accrued liabilities           $    385,797        $    279,024
  Current portion of capital lease obligation              39,993              38,335
                                                     ------------        ------------
    Total current liabilities                             425,790             317,359
                                                     ------------        ------------

Long-Term Liabilities:
  Convertible debenture, net                            1,481,965           1,457,919
  Capital lease obligation - long-term portion            146,961             167,380
                                                     ------------        ------------
    Total long-term liabilities                         1,628,926           1,625,299
                                                     ------------        ------------

Deposit on Securities Purchase Agreement                     --               600,000
                                                     ------------        ------------

Deposit on Exercise of Options                             30,000                --
                                                     ------------        ------------

Commitments and Contingencies                                --                  --

Stockholders' Equity (Deficit):
  Common stock; 1,000,000,000 shares of
    $.00001 par value authorized, 301,340,183
    and 296,422,907 shares issued and outstanding           3,013               2,964
Additional paid-in capital                             15,621,665          14,325,076
Deficit accumulated during the development stage      (15,516,808)        (13,550,976)
Discount on warrants                                     (444,724)               --
Deferred compensation cost                                   --               (14,769)
                                                     ------------        ------------
  Total stockholders' equity (deficit)                   (336,854)            762,295
                                                     ------------        ------------
  Total liabilities and stockholders'
     equity (deficit)                                $  1,747,862        $  3,304,953
                                                     ============        ============


           See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                                                                        Inception
                                                                                                                      (February 20,
                                                      Three Months Ended                  Six Months Ended              1984) to
                                                           June 30,                           June 30,                   June 30,
                                                           --------                           --------
                                                    1999              1998             1999              1998              1999
                                                    ----              ----             ----              ----              ----
Revenues:
  Sales                                        $      2,191      $       --        $      4,590      $       --        $    199,565
  Interest                                            5,680            27,926            21,489            57,223           580,786
  Other income                                         --                --                --                 100           120,093
                                               ------------      ------------      ------------      ------------      ------------
                                                      7,871            27,926            26,079            57,323           900,444
                                               ------------      ------------      ------------      ------------      ------------
Costs and Expenses:
  Research and development                          409,464           210,618           767,380           380,764         4,350,847
  General and administrative                        498,529           572,845           936,932         1,078,259         8,252,269
  Depreciation and amortization                      85,199           365,396           148,556           541,823           805,839
  Interest                                           70,715            30,983           139,043           306,231         3,008,297
                                               ------------      ------------      ------------      ------------      ------------
                                                  1,063,907         1,179,842         1,991,911         2,307,077        16,417,252
                                               ------------      ------------      ------------      ------------      ------------

Net Loss                                       $ (1,056,036)     $ (1,151,916)     $ (1,965,832)     $ (2,249,754)     $(15,516,808)
                                               ============      ============      ============      ============      ============
Net Loss Per Share of Common
  Stock - Basic and Diluted                    $      (0.01)     $      (0.01)     $      (0.01)     $      (0.01)
                                               ============      ============      ============      ============

Weighted Average Number of
  Common Shares Outstanding                     298,881,545       282,767,657       298,881,545       282,767,657
                                               ============      ============      ============      ============


           See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

      CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 1999

                                                                       Common Stock                                       Deficit
                                                                       ------------                                     Accumulated
                                                                    Amount                                 Additional   during the
                                                                     Per                                     Paid-In    Development
                                                                    Share       Shares         Amount        Capital       Stage
                                                                    -----       ------         ------        -------       -----
Balance, inception (February 20, 1984) as previously reported                       --       $   1,000     $     --       $ (1,000)

Adjustment for pooling of interests                                                 --          (1,000)         1,000         --
                                                                             -----------     ---------     ----------     --------

Balance, inception, as restated                                                     --            --            1,000       (1,000)

  Net loss, period ended December 31, 1984                                          --            --             --        (17,809)
                                                                             -----------     ---------     ----------     --------

Balance, December 31, 1984                                                          --            --            1,000      (18,809)

  Issuance of common stock for cash                                 $.00     113,846,154         1,138            170         --
  Net loss, year ended December 31, 1985                                            --            --             --        (25,459)
                                                                             -----------     ---------     ----------     --------

Balance, December 31, 1985                                                   113,846,154         1,138          1,170      (44,268)

  Issuance of common stock - public offering                         .01      40,000,000           400        399,600         --
  Issuance of underwriter's warrants                                                --            --              100         --
  Expenses of public offering                                                       --            --         (117,923)        --
  Issuance of common stock, exercise of "A" warrants                 .03         819,860             9         24,587         --
  Net loss, year ended December 31, 1986                                            --            --             --       (159,674)
                                                                             -----------     ---------     ----------     --------

Balance, December 31, 1986                                                   154,666,014         1,547        307,534     (203,942)
                                                                             -----------     ---------     ----------     --------

            See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

       CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                  (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 1999

                                                                       Common Stock                                     Deficit
                                                                       ------------                                   Accumulated
                                                               Amount                                 Additional       during the
                                                                Per                                     Paid-In        Development
                                                               Share       Shares      Amount           Capital           Stage
                                                               -----       ------      ------           -------           -----
Balance, December 31, 1986                                               154,666,014   $     1,547    $   307,534     $  (203,942)

  Issuance of common stock, exercise of "A" warrants            $.03      38,622,618           386      1,158,321            --
  Expenses of stock issuance                                                    --            --          (11,357)           --
  Acquisition of subsidiary for cash                                            --            --          (46,000)           --
  Cancellation of debt due to stockholders                                      --            --           86,565            --
  Net loss, period ended December 31, 1987                                      --            --             --          (258,663)
                                                                         -----------   -----------    -----------     -----------

Balance, December 31, 1987                                               193,288,632         1,933      1,495,063        (462,605)

  Net loss, year ended December 31, 1988                                        --            --             --          (199,690)
                                                                         -----------   -----------    -----------     -----------

Balance, December 31, 1988                                               193,288,632         1,933      1,495,063        (662,295)

  Net loss, year ended December 31, 1989                                        --            --             --          (270,753)
                                                                         -----------   -----------    -----------     -----------

Balance, December 31, 1989                                               193,288,632         1,933      1,495,063        (933,048)

  Issuance of common stock, expiration of redemption                       6,729,850            67        336,475            --
    offer on "B" warrants                                      .05
  Issuance of common stock, exercise of "B" warrants           .05           268,500             3         13,422            --
  Issuance of common stock, exercise of "C" warrants           .08            12,900          --            1,032            --
  Net loss, year ended December 31, 1990                                        --            --             --          (267,867)
                                                                         -----------   -----------    -----------     -----------

Balance, December 31, 1990                                               200,299,882         2,003      1,845,992      (1,200,915)
                                                                         -----------   -----------    -----------     -----------


            See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

      CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                  (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 1999

                                                                       Common Stock                                   Deficit
                                                                       ------------                                  Accumulated
                                                                Amount                                Additional      during the
                                                                 Per                                   Paid-In      Development
                                                                Share       Shares      Amount         Capital         Stage
                                                                -----       ------      ------         -------         -----
Balance, December 31, 1990                                               200,299,882    $  2,003   $   1,845,992   $ (1,200,915)

  Issuance of common stock, exercise of "B" warrants            $  .05        11,400        --               420           --
  Issuance of common stock, exercise of "C" warrants               .08         2,500        --               200           --
  Issuance of common stock, exercise of underwriters warrants     .012     3,760,000          38          45,083           --
  Net loss, year ended December 31, 1991                                        --          --              --         (249,871)
                                                                       -------------    --------   -------------   ------------

Balance, December 31, 1991                                               204,073,782       2,041       1,891,695     (1,450,786)

  Issuance of common stock, for testing                          .0405    10,000,000         100         404,900           --
  Issuance of common stock, for consulting services               .055       500,000           5          27,495           --
  Issuance of common stock, exercise of "B" warrants               .05     7,458,989          75         372,875           --
  Issuance of common stock, exercise of "C" warrants               .08     5,244,220          52         419,487           --
  Expenses of stock issuance                                                  (7,792)
  Net loss, year ended December 31, 1992                                        --          --              --         (839,981)
                                                                       -------------    --------   -------------   ------------

Balance, December 31, 1992                                               227,276,991       2,273       3,108,660     (2,290,767)

  Issuance of common stock, for consulting services               .055       500,000           5          27,495           --
  Issuance of common stock, for consulting services                .03     3,500,000          35         104,965           --
  Issuance of common stock, for testing                           .035     5,000,000          50         174,950           --
  Net loss, year ended December 31, 1993                                        --          --              --         (563,309)
                                                                       -------------    --------   -------------   ------------

Balance, December 31, 1993                                             $ 236,276,991    $  2,363   $   3,416,070   $ (2,854,076)
                                                                       -------------    --------   -------------   ------------

            See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

       CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                  (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 1999

                                                                Common Stock
                                                                ------------
                                                         Amount                                   Additional
                                                          Per                                         Paid-In
                                                         Share        Shares          Amount          Capital
                                                         -----        ------          ------          -------
Balance, December 31, 1993                                          236,276,991      $ 2,363      $ 3,416,070

  Issuance of common stock, for consulting services       $.05        4,750,000           47          237,453
  Issuance of common stock, exercise of options            .08          400,000            4           31,996
  Issuance of common stock, exercise of options            .10          190,000            2           18,998
  Net loss, year ended December 31, 1994                                   --           --               --
                                                                    -----------      -------      -----------

Balance, December 31, 1994                                          241,616,991        2,416        3,704,517

  Issuance of common stock, exercise of options            .05        3,333,333           33          166,633
  Issuance of common stock, exercise of options            .08        2,092,850           21          167,407
  Issuance of common stock, exercise of options            .10        2,688,600           27          268,833
  Issuance of common stock, for consulting services        .11        1,150,000           12          126,488
  Issuance of common stock, for consulting services        .14          300,000            3           41,997
  Net loss, year ended December 31, 1995                                   --           --               --
                                                                    -----------      -------      -----------

Balance, December 31, 1995                                          251,181,774        2,512        4,475,875
                                                                    -----------      -------      -----------

[RESTUBBED TABLE]

                                                                                    Deficit
                                                                                  Accumulated
                                                                                   during the        Deferred
                                                                 Subscription     Development      Compensation
                                                                  Receivable         Stage             Cost
                                                                  ----------         -----             ----
Balance, December 31, 1993                                         $ --           $(2,854,076)         $ --

  Issuance of common stock, for consulting services                  --                  --              --
  Issuance of common stock, exercise of options                      --                  --              --
  Issuance of common stock, exercise of options                      --                  --              --
  Net loss, year ended December 31, 1994                             --              (440,837)           --
                                                                   ------         -----------          ------

Balance, December 31, 1994                                           --            (3,294,913)           --
                                                                                                       ------
  Issuance of common stock, exercise of options                      --                  --              --
  Issuance of common stock, exercise of options                      --                  --              --
  Issuance of common stock, exercise of options                      --                  --              --
  Issuance of common stock, for consulting services                  --                  --              --
  Issuance of common stock, for consulting services                  --                  --              --
  Net loss, year ended December 31, 1995                             --              (401,884)           --
                                                                   ------         -----------          ------

Balance, December 31, 1995                                           --            (3,696,797)           --
                                                                   ------         -----------          ------

            See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

       CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                  (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 1999

                                                          Common Stock
                                                          ------------
                                                   Amount                                   Additional
                                                    Per                                      Paid-In
                                                   Share        Shares          Amount       Capital
                                                   -----        ------          ------       -------
Balance, December 31, 1995                                  251,181,774       $   2,512   $ 4,475,875

  Issuance of common stock, exercise of options     .05       3,333,334              33       166,634
  Issuance of common stock, exercise of options     .08       1,158,850              12        92,696
  Issuance of common stock, exercise of options     .10       7,163,600              72       716,288
  Issuance of common stock, exercise of options     .11         170,000               2        18,698
  Issuance of common stock, exercise of options     .12       1,300,000              13       155,987
  Issuance of common stock, exercise of options     .18       1,400,000              14       251,986
  Issuance of common stock, exercise of options     .19         500,000               5        94,995
  Issuance of common stock, exercise of options     .20         473,500               5        94,695
  Issuance of common stock, for services rendered   .50         350,000               3       174,997
  Options granted                                                  --              --         760,500
  Subscription receivable                                          --              --            --
  Net loss, year ended December 31, 1996                           --              --            --
                                                            -----------       ---------   -----------

Balance, December 31, 1996                                  267,031,058           2,671     7,003,351
                                                            -----------       ---------   -----------


[RESTUBBED TABLE]

                                                                                 Deficit
                                                                               Accumulated
                                                                                during the         Deferred
                                                           Subscription        Development       Compensation
                                                            Receivable            Stage              Cost
                                                            ----------            -----              ----
Balance, December 31, 1995                                  $      --         $(3,696,797)     $      --

  Issuance of common stock, exercise of options                    --                --               --
  Issuance of common stock, exercise of options                    --                --               --
  Issuance of common stock, exercise of options                    --                --               --
  Issuance of common stock, exercise of options                    --                --               --
  Issuance of common stock, exercise of options                    --                --               --
  Issuance of common stock, exercise of options                    --                --               --
  Issuance of common stock, exercise of options                    --                --               --
  Issuance of common stock, exercise of options                    --                --               --
  Issuance of common stock, for services rendered                  --                --               --
  Options granted                                                  --                --           (473,159)
  Subscription receivable                                       (19,000)             --               --
  Net loss, year ended December 31, 1996                           --          (1,154,740)            --
                                                            -----------       -----------      -----------

Balance, December 31, 1996                                      (19,000)       (4,851,537)        (473,159)
                                                            -----------       -----------      -----------

            See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

      CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                  (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 1999

                                                             Common Stock
                                                             ------------
                                                       Amount                                  Additional
                                                        Per                                      Paid-In
                                                       Share     Shares          Amount          Capital
                                                       -----     ------          ------          -------
Balance, December 31, 1996                                     267,031,058      $ 2,671      $ 7,003,351

  Issuance of common stock, exercise of options         .08      3,333,333           33          247,633
  Issuance of common stock, conversion of debt          .20      1,648,352           16          329,984
  Issuance of common stock, conversion of debt          .15        894,526            9          133,991
  Issuance of common stock, conversion of debt          .12      2,323,580           23          269,977
  Issuance of common stock, conversion of debt          .15      1,809,524           18          265,982
  Issuance of common stock, conversion of debt          .16        772,201            8          119,992
  Issuance of common stock, for services rendered       .41         50,000         --             20,500
  Issuance of common stock, for services rendered       .24        100,000            1           23,999
  Beneficial conversion feature, February debenture                   --           --            413,793
  Beneficial conversion feature, October debenture                    --           --          1,350,000
  Warrant costs, February debenture                                   --           --             37,242
  Warrant costs, October debenture                                    --           --            291,555
  Amortization of deferred compensation cost                          --           --               --
  Imputed interest on convertible debenture                           --           --              4,768
  Net loss, year ended December 31, 1997                              --           --               --
                                                               -----------      -------      -----------

Balance, December 31, 1997                                     277,962,574        2,779       10,512,767
                                                               -----------      -------      -----------

[RESTUBBED TABLE]

                                                                                   Deficit
                                                                                 Accumulated
                                                                                 during the         Deferred
                                                               Subscription      Development      Compensation
                                                                Receivable          Stage             Cost
                                                                ----------          -----             ----
Balance, December 31, 1996                                        $(19,000)      $(4,851,537)      $(473,159)

  Issuance of common stock, exercise of options                       --                --              --
  Issuance of common stock, conversion of debt                        --                --              --
  Issuance of common stock, conversion of debt                        --                --              --
  Issuance of common stock, conversion of debt                        --                --              --
  Issuance of common stock, conversion of debt                        --                --              --
  Issuance of common stock, conversion of debt                        --                --              --
  Issuance of common stock, for services rendered                     --                --              --
  Issuance of common stock, for services rendered                     --                --              --
  Beneficial conversion feature, February debenture                   --                --              --
  Beneficial conversion feature, October debenture                    --                --              --
  Warrant costs, February debenture                                   --                --              --
  Warrant costs, October debenture                                    --                --              --
  Amortization of deferred compensation cost                          --                --           399,322
  Imputed interest on convertible debenture                           --                --              --
  Net loss, year ended December 31, 1997                              --          (4,141,729)           --
                                                                  --------       -----------       ---------

Balance, December 31, 1997                                         (19,000)       (8,993,266)        (73,837)
                                                                  --------       -----------       ---------

            See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

      CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                  (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 1999

                                                             Common Stock
                                                             ------------
                                                       Amount                                  Additional
                                                        Per                                      Paid-In
                                                       Share     Shares          Amount          Capital
                                                       -----     ------          ------          -------
Balance, December 31, 1997                                      277,962,574      $2,779      $ 10,512,767

  Issuance of common stock, exercise of options        .12          295,000           3            35,397
  Issuance of common stock, exercise of options        .14          500,000           5            69,995
  Issuance of common stock, exercise of options        .16          450,000           5            71,995
  Issuance of common stock, exercise of options        .20           10,000        --               2,000
  Issuance of common stock, exercise of options        .26          300,000           3            77,997
  Issuance of common stock, conversion of debt         .13        1,017,011          10           132,990
  Issuance of common stock, conversion of debt         .14        2,512,887          25           341,225
  Issuance of common stock, conversion of debt         .15        5,114,218          51           749,949
  Issuance of common stock, conversion of debt         .18        1,491,485          15           274,985
  Issuance of common stock, conversion of debt         .19        3,299,979          33           619,967
  Issuance of common stock, conversion of debt         .22        1,498,884          15           335,735
  Issuance of common stock, conversion of debt         .23        1,870,869          19           424,981
  Issuance of common stock, for services rendered      .21          100,000           1            20,999
  Beneficial conversion feature, November debenture                 625,000
  Warrant costs, November debenture                                  48,094
  Amortization of deferred compensation cost                           --          --                --
  Write off of subscription receivable                                 --          --             (19,000)
  Net loss, year ended December 31, 1998                               --          --                --
                                                               ------------      ------      ------------

Balance, December 31, 1998                                      296,422,907       2,964        14,325,076
                                                               ------------      ------      ------------



[RESTUBBED TABLE]

                                                                                  Deficit
                                                                                Accumulated
                                                                                 during the        Deferred
                                                                Subscription    Development      Compensation
                                                                 Receivable        Stage             Cost
                                                                 ----------        -----             ----
Balance, December 31, 1997                                       $(19,000)      $ (8,993,266)      $(73,837)

  Issuance of common stock, exercise of options                      --                 --             --
  Issuance of common stock, exercise of options                      --                 --             --
  Issuance of common stock, exercise of options                      --                 --             --
  Issuance of common stock, exercise of options                      --                 --             --
  Issuance of common stock, exercise of options                      --                 --             --
  Issuance of common stock, conversion of debt                       --                 --             --
  Issuance of common stock, conversion of debt                       --                 --             --
  Issuance of common stock, conversion of debt                       --                 --             --
  Issuance of common stock, conversion of debt                       --                 --             --
  Issuance of common stock, conversion of debt                       --                 --             --
  Issuance of common stock, conversion of debt                       --                 --             --
  Issuance of common stock, conversion of debt                       --                 --             --
  Issuance of common stock, for services rendered                    --                 --             --
  Beneficial conversion feature, November debenture
  Warrant costs, November debenture
  Amortization of deferred compensation cost                         --                 --           59,068
  Write off of subscription receivable                             19,000               --             --
  Net loss, year ended December 31, 1998                             --           (4,557,710)          --
                                                                 --------       ------------       --------

Balance, December 31, 1998                                           --          (13,550,976)       (14,769)
                                                                 --------       ------------       --------


            See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

      CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                  (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 1999

                                                             Common Stock
                                                             ------------
                                                       Amount                             Additional
                                                        Per                                 Paid-In
                                                       Share       Shares     Amount        Capital
                                                       -----       ------     ------        -------
Balance, December 31, 1998                                      296,422,907    $2,964    $ 14,325,076

  Issuance of common stock, securities purchase         .16       4,917,276        49         802,451
    agreement
  Warrants Costs, securities purchase agreement                        --        --           494,138
  Amortization of warrant costs, securities purchase
    agreement                                                          --        --              --
  Amortization of deferred compensation cost                           --        --              --
  Net loss, six months ended June 30, 1999                             --        --              --
                                                                -----------    ------    ------------

Balance, June 30, 1999                                          301,340,183    $3,013    $ 15,621,665
                                                                ===========    ======    ============


[RESTUBBED TABLE]

                                                                    Deficit
                                                                  Accumulated
                                                                   during the        Deferred        Discount
                                                                  Development      Compensation         on
                                                                     Stage             Cost          Warrants
                                                                     -----             ----          --------
Balance, December 31, 1998                                       $(13,550,976)       $(14,769)       $    --

  Issuance of common stock, securities purchase                          --              --               --
    agreement
  Warrants Costs, securities purchase agreement                          --              --           (494,138)
  Amortization of warrant costs, securities purchase
    agreement                                                            --              --             49,414
  Amortization of deferred compensation cost                             --            14,769             --
  Net loss, six months ended June 30, 1999                         (1,965,832)           --               --
                                                                 ------------        --------        ---------

Balance, June 30, 1999                                           $(15,516,808)       $   --          $(444,724)
                                                                 ============        ========        =========

            See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                                        Inception
                                                                                Six Months Ended                      (February 20,
                                                                                    June 30,                             1984) to
                                                                                    --------                             June 30,
                                                                                     1999              1998                1999
                                                                                     ----              ----                ----
Cash Flows from Operating Activities:
  Net loss                                                                     $ (1,965,832)       $ (2,249,754)       $(15,516,808)
                                                                               ------------        ------------        ------------
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Depreciation and amortization of loan costs                                   148,556             541,823             805,839
      Amortization of deferred interest cost on beneficial
        conversion feature of convertible debenture                                    --               210,951           2,679,015
      Amortization of discount on warrants                                           73,460                --                73,460
      Amortization of deferred compensation cost                                     14,769              29,534             760,500
      Issuance of common stock for services                                            --                  --             1,437,500
      Other                                                                            --                  --                (1,607)
      Changes in operating assets and liabilities:
        Increase in other current assets                                            (15,787)             (3,382)            (45,606)
        Increase in inventory                                                          --                  --               (19,729)
        Increase in other assets                                                    (88,724)            (63,393)           (865,465)
        Increase (decrease) in accounts payable and
          accrued liabilities                                                       106,773            (100,199)            391,997
                                                                               ------------        ------------        ------------
            Total adjustments                                                       239,047             615,334           5,215,904
                                                                               ------------        ------------        ------------
            Net cash used by operating activities                                (1,726,785)         (1,634,420)        (10,300,904)
                                                                               ------------        ------------        ------------
Cash Flows from Investing Activities:
  Purchase of investments                                                              --               (94,000)         (6,292,979)
  Proceeds from sale of investments                                                 821,047           2,700,902           6,292,979
  Expenditures for property and equipment                                          (136,803)           (303,577)         (1,280,403)
  Proceeds from sale of property and equipment                                         --                  --                 1,200
                                                                               ------------        ------------        ------------
            Net cash provided (used) by investing activities                        684,244           2,303,325          (1,279,203)
                                                                               ------------        ------------        ------------
Cash Flows from Financing Activities:
  Proceeds from issuance of convertible debt                                           --                  --             5,500,000
  Proceeds from deposit on exercise of options                                       30,000                --                30,000
  Proceeds from sale of securities, net of issuance costs                           202,500             225,400           6,181,088
  Payments under capital lease                                                      (18,761)               --               (35,363)
                                                                               ------------        ------------        ------------
            Net cash provided by financing activities                               213,739             225,400          11,675,725
                                                                               ------------        ------------        ------------

Net Increase (Decrease) in Cash and Cash Equivalents                               (828,802)            894,305              95,618

Cash and Cash Equivalents, Beginning                                                924,420             236,059                --
                                                                               ------------        ------------        ------------

Cash and Cash Equivalents, Ending                                              $     95,618        $  1,130,364        $     95,618
                                                                               ============        ============        ============


            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

             The accompanying unaudited consolidated condensed financial statements at June 30, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 1999 and results of operations for the three months and the six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


NOTE 2.  COMMITMENTS AND CONTINGENCIES

         Going Concern

             The accompanying unaudited consolidated condensed financial statements at June 30, 1999 have been prepared in conformity with generally accepted accounting principles which contemplate the continuance of the Company as a going concern. The Company has suffered losses from operations during its operating history. The Company is dependent upon registration of Reticulose for sale before it can begin commercial operations. The Company's cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials required by the FDA. Unless and until Reticulose is approved for sale in the United States or another industrially developed country, the Company may be dependent upon the continued sale of its securities and debt financing for funds to meet its cash requirements. Management intends to continue to sell the Company's securities in an attempt to mitigate the effects of its cash position; however, no assurance can be given that equity or debt financing, if and when required, will be available. In the event that such equity or debt financing is not available, in order to continue operations, management anticipates that they will have to defer their salaries. During 1999 and 1998, the Company obtained equity and debt financing and may seek additional financing as the need arises. No assurance can be given that the Company will be able to sustain its operations until FDA approval is granted or that any approval will ever be granted. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to submit an application for approval with the FDA in the near future. The consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

         Lack of Patent Protection

             The Company does not presently have a patent for Reticulose but the Company has three patents for the use of Reticulose as a treatment. The Company currently has 34 patent applications pending with the U.S. Patent Office. The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing a similar product. There can be no assurance that such patents, if obtained, will be enforceable.

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

             Pursuant to the Plata Agreement, the Company authorized the issuance to Plata of 5,000,000 shares of common stock and options to purchase an additional 5,000,000 shares at $.08 per share through July 9, 1994 (the "Plata Options") and 5,000,000 shares at $.10 per share through July 9, 1994 (the "Additional Plata Options"). Pursuant to several amendments, the Plata Options and the Additional Plata Options are exercisable through December 31, 1999 at an exercise price of $.15 and $.17, respectively. As of June 30, 1999, there are outstanding Plata Options to acquire 683,300 shares at $.15 per share and Additional Plata Options to acquire 108,100 shares at an exercise price of $.17 per share. Through June 30, 1999, the Company has received approximately $1,332,000 pursuant to the issuance of approximately 9.2 million shares in connection with the exercise of the Plata Options and the Additional Plata Options.

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

             Pursuant to the Argentine Agreement, the Company delivered $34,000 to DCT to cover out-of-pocket expenses associated with the Clinical Trials. The Argentine Agreement further provides that at the conclusion of the Clinical Trials, DCT shall cause Dr. Flichman to prepare and deliver a written report to the Company regarding the methodology and results of the Clinical Trials (the "Written Report"). In September 1996, Dr. Flichman delivered the Written Report to the Company. Upon delivery of the Written Report to the Company, the Company delivered to the principals of DCT options to acquire 2,000,000 shares of the Company's common stock for a period of one year from the date of the delivery of the Written Report, at a purchase price of $.20 per share. Pursuant to several amendments, the DCT options are exercisable through December 31, 1999 at an exercise price of $.21 per share. As of June 30, 1999, 473,500 shares of common stock were issued pursuant to the exercise of these options for an aggregate exercise price of approximately $95,000.

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

             In connection with the HIV-HPV Agreement, the Company advanced approximately $665,000, which is accounted for as research and development expense. The amounts have been used to cover expenses associated with clinical activities of the HIV-HPV Study.

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

             In February 1998, the Company entered into an agreement with DCT (the "Concurrent Agreement") whereby the Company agreed to provide DCT or its assignees, up to $413,000 to cover the costs of a study in 65 patients to compare the results of treatment of patients with AIDS taking a three drug cocktail and Reticulose with those taking a three drug cocktail and a placebo. As of June 30, 1999, the Company has advanced approximately $50,000 for such study, which has been accounted for as research and development expense.

             In May 1998, the Company entered into an agreement with DCT (the "Rheumatoid Arthritis Agreement") whereby the Company agreed to provide DCT or its assignees, up to $95,000 to cover the costs of a controlled study in 30 patients to determine the efficacy of Reticulose for the treatment of rheumatoid arthritis in humans. In connection with this study, the Company has advanced approximately $85,000, which has been accounted for as research and development expense.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         TESTING AGREEMENTS (Continued)

         Argentine Agreement (Continued)

             In July 1998, the Company authorized expenditures of up to $90,000 to study the effects of Reticulose in inhibiting the mutation of the AIDS virus. As of June 30, 1999, the Company has advanced approximately $50,000 for such study, which has been accounted for as research and development expense.

             In April 1999, the Company advanced $47,750 for expenses in connection with the drug approval process in Argentina.

         Barbados Study

             A double blind study assessing the efficacy of the Company's drug Reticulose in 43 human patients diagnosed with HIV (AIDS) has been conducted at the Queen Elizabeth Hospital, Bridgetown, Barbados (the "Barbados Study"). As of June 30, 1999, the Company has expended approximately $390,000 to cover the costs of the Barbados Study.

             In July 1998, the Company authorized expenditures of up to $45,000 to study the effects of Reticulose in inhibiting the mutation of the AIDS virus. As of June 30, 1999, the Company has advanced approximately $10,000 for such study, which has been accounted for as research and development expense.

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

             In connection with the consulting agreement, the Company issued to Dr. Hirschman 1,000,000 shares of the Company's common stock and the option to acquire 5,000,000 shares of the Company's common stock for a period of three years as per the vesting schedule as referred to in the agreement, at a purchase price of $.18 per share. In addition and in connection with entering into the consulting agreement with Dr. Hirschman, the Company issued to a person unaffiliated with the Company, 100,000 shares of the Company's common stock, and an option to acquire for a period of one year, from June 1, 1995, an additional 500,000 shares at a purchase price of $.18 per share. As of June 30, 1999, 900,000 shares have been issued upon exercise of these options for cash consideration of $162,000 under this Agreement.

             In March 1996, the Company entered into an addendum to the consulting agreement with Dr. Hirschman whereby Dr. Hirschman agreed to provide consulting services to the Company through May 2000 (the "Addendum"). Pursuant to the Addendum, the Company granted to Dr. Hirschman and his designees options to purchase an aggregate of 15,000,000 shares of the Company's common stock for a three year period pursuant to the following schedule: (i) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1996 and ending March 23, 2009 at an exercise price of $.19 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; (ii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1997 and ending March 23, 2009 at an exercise price of $.27 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; and (iii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1998 and ending March 23, 2009 at an exercise price of $.36 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman. In addition, the Company has agreed to cause the shares underlying these options to be registered so long as there is no cost to the Company. As of June 30, 1999, 500,000 shares of common stock were issued pursuant to the exercise of stock options by Richard Rubin. Mr. Rubin has, from time to time in the past, advised the Company on matters unrelated to his consultation with Dr. Hirschman.

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

             In July 1998, the Company and Dr. Hirschman entered into an amended and restated employment agreement, which supersedes in its entirety the original employment agreement of October 1996. Such amendment and restatement extends the term of the employment agreement to December 31, 2000. Additionally, the February 1998 Board of Directors action regarding the $100,000 bonus and the granting of 23,000,000 options (contingent upon the occurrence of certain events) is included in this employment agreement.

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

         Cohen Agreements (Continued)

             Cohen Agreement and the remaining 500,000 shares of which were issuable upon Mr. Cohen completing 50 hours of consulting service to the Company. The Company issued the first 500,000 shares to Mr. Cohen in October 1992 and the remaining 500,000 shares to Mr. Cohen in February 1993. Further pursuant to the September 1992 Cohen Agreement, the Company granted to Mr. Cohen the option to acquire, at any time and from time to time through September 10, 1993 (which date has been extended through December 31, 1999), the option to acquire 3,000,000 shares of common stock of the Company at an exercise price of $.09 per share (which exercise price has been increased to $.16 per share) (the "September 1992 Cohen Options"). As of June 30, 1999, 1,300,000 of the September 1992 Cohen Options have been exercised for cash consideration of $156,000.

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

             In July 1994, in consideration for services related to the introduction, negotiation and execution of a distribution agreement the Company issued: (i) to Mr. Cohen, an additional 2,500,000 shares (the "April 1994 Cohen Shares") and (ii) to each of Elliot Bauer and Lee Rizzuto, 625,000 shares (the "Bauer and Rizzuto Shares") as well as options to acquire an additional 5,000,000 shares each at $.10 per share exercisable through May 1, 1996 (the "Bauer and Rizzuto Options"). Through June 30, 1999, 2,855,000 shares were issued pursuant to the exercise of the Bauer and Rizzuto Options for an aggregate exercise price of $285,500. Mr. Rizzuto sold all of his shares and all shares underlying his options. Pursuant to several amendments, the remaining Bauer options are exercisable through December 31, 1999 at an option price of $.14.

         Globomax Agreement

             On January 18, 1999, the Company entered into a consulting agreement with Globomax LLC to provide services at hourly rates established by the contract to AVRC's Ind submission and to perform all work that is necessary to obtain FDA's approval. The contract expires on December 31, 1999 but may be extended by mutual written agreement of both parties. The Company has incurred approximately $110,000 in services to Globomax through June 30, 1999.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         DISTRIBUTION AGREEMENTS

         The Company currently is a party to separate agreements with five different entities (the "Entities"), whereby the Company has granted exclusive rights to distribute Reticulose in the countries of China, Japan, Macao, Hong Kong, Taiwan, Mexico, Argentina, Bolivia, Paraguay, Uruguay, Brazil, Chile, Channel Islands, The Isle of Man, British West Indies, Jamaica, Haiti, Bermuda, Belize and Saudi Arabia. Pursuant to these agreements, distributors are obligated to cause Reticulose to be approved for commercial sale in such countries and upon such approval, to purchase from the Company certain minimum quantities of Reticulose to maintain the exclusive distribution rights. Leonard Cohen, a former consultant to the Company, has informed the Company that he is an affiliate of two of these entities. To date, the Company has recorded revenue classified as other income for the sale of territorial rights under the distribution agreements. The Company has made no sales under the distribution agreements other than for testing purposes.


NOTE 3.  SECURITIES PURCHASE AGREEMENTS

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  SECURITIES PURCHASE AGREEMENTS (Continued)

         Convertible Debentures (Continued)

             In connection with the issuance of the February Debenture, the Company issued to RBB three warrants (the "February Warrants") to purchase common stock, each such February Warrant entitling the holder to purchase, from February 21, 1997 through February 28, 2007, 178,378 shares of common stock. The exercise price of the three February Warrants are $0.288, $0.576 and $0.864 per warrant share, respectively. The fair value of the February Warrants was estimated to be $37,000 ($.021 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Sholes Pricing Model. This amount has been reflected in the accompanying financial statements as interest expense related to the convertible February Debenture. Based on the terms for conversion associated with the February Debenture, there was an intrinsic value associated with the beneficial conversion feature of $413,793. This amount has been fully amortized to interest expense with a corresponding credit to additional paid-in capital.

             In connection with the issuance of the October Debenture, the Company issued to RBB three warrants (the "October Warrants") to purchase Common Stock, each such October Warrant entitling the holder to purchase, from the date of grant through August 30, 2007, 600,000 shares of the Common Stock. The exercise price of the three October Warrants are $0.20, $0.23 and $0.27 per warrant share, respectively. The fair value of the three October Warrants was established to be $106,571 ($.178 per warrant), $97,912 ($.163 per warrant) and $87,472 ($.146 per warrant), respectively, based upon a financial analysis of the terms of the warrants using the Black-Sholes Pricing Model. This amount has been reflected in the accompanying financial statements as a discount on the convertible debenture, with a corresponding credit to additional paid-in capital, and is being amortized over the expected term of the notes which at December 31, 1997 was 120 months. In May 1998, the remaining unamortized discount of $276,957 was amortized upon full conversion of the October Debenture.

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


NOTE 3.  SECURITIES PURCHASE AGREEMENTS (Continued)

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

             Based on the terms for conversion associated with the November Debenture, there is an intrinsic value associated with the beneficial conversion feature of $625,000. This amount has been recorded as interest expense in 1998.

                                                                                         June 30,      December 31,
                                                                                           1999            1998
                                                                                           ----            ----
              Unpaid principal balance of November debenture                            $1,500,000     $1,500,000
              Less unamortized discount and deferred interest                               18,035         42,081
                                                                                        ----------     ----------
              Convertible debenture, net                                                $1,481,965     $1,457,919
                                                                                        ==========     ==========

             On August 3, 1999, the Company entered into a securities purchase agreement to issue an aggregate of 20 units, each unit consisting of $100,000 principal amount of the Company's 7% convertible debenture and warrants to purchase 50,000 shares of the Company's common stock. The 7% convertible debenture is due August 3, 2009 and the warrants are exercisable through August 3, 2004.

         Other

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  SECURITIES PURCHASE AGREEMENTS (Continued)

         Other (Continued)

             On June 23, 1999, the Company entered into a securities purchase agreement with certain individuals whereby the Company will issue 1,851,852 shares of its common stock for an aggregate purchase price of $500,000. These proceeds were received in July 1999. Such agreement also provides for the issuance of warrants to purchase an aggregate of 925,926 shares of common stock at any time until June 30, 2004. The fair value of these warrants was estimated to be $37,000 ($.04 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 5.75% and an expected holding period of five years. This amount will be amortized to interest expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations of Advanced Viral Research Corp. included in our Annual Report on Form 10-K for the year ended December 31, 1998 and the Consolidated Condensed Financial Statements and the related Notes to Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

OVERVIEW

         Since our inception in July 1985, Advanced Viral Research Corp. has been engaged primarily in research and development activities. We have not yet generated significant operating revenues, and as of June 30, 1999 we had incurred a cumulative net loss of $15,516,808. Our ability to generate substantial operating revenue depends upon our success in gaining FDA approval for the commercial use and distribution of Reticulose. All of our research and development efforts have been devoted to the development of Reticulose.

         In order to commence clinical trials for regulatory approval of Reticulose in the United States, we must submit an Investigational New Drug application (IND) with the FDA. Filings with foreign regulatory agencies are required to continue or begin new clinical trials outside the United States. We have recently contracted with GloboMax LLC of Hanover, Maryland to assist us in our preparation and filing of the IND with the FDA, and to otherwise assist us through the FDA process with the objective of obtaining full approval for the manufacture and commercial distribution of Reticulose in the United States. The IND will seek approval to conduct a study testing the effectiveness of Reticulose on human subjects with AIDS [and/or] other viruses. In the IND we intend to include, among other things:

         o   information on chemistry, laboratory and animal controls;

         o safety information for an initial study proposed to be conducted on humans; and

         o information assuring the identification, quality and purity of Reticulose and a description of the physical, chemical and microbiological characteristics of Reticulose

         We believe that the IND will demonstrate the low incidence of adverse events in the use of Reticulose for the treatment of AIDS and other viruses. However, we are uncertain that the FDA will approve the IND upon its submission. It is impossible to determine whether the data from any ongoing studies will be useful in connection with the IND. FDA approval to begin human clinical trials of Reticulose will require significant cash expenditures, the amount of which is not currently determinable. Further, we are uncertain as to whether Reticulose will ever be approved for commercial distribution by any country.

         We plan to continue to provide funding for testing programs in our laboratory and at selected universities, medical schools, laboratories and hospitals, but the amount of research that will be conducted at those institutions will depend upon our financial status. Because our research and development expenses and clinical trial expenses will be charged against earnings for financial reporting purposes, we expect that losses from operations will continue to be incurred for the foreseeable future.

RESULTS OF OPERATIONS

         For the three month periods ended June 30, 1999 and June 30, 1998, Advanced Viral Research Corp. incurred losses of $1,056,036 ($0.01 per share) and $1,151,916 ($0.01 per share), respectively. For the six month periods ended June 30, 1999 and June 30, 1998, we incurred losses of $1,965,832 ($0.01 per share) and $2,249,754 ($0.01 per share), respectively. Our decreased losses during 1999 are principally due to a combination of decreased amortization of loan costs related to our convertible debentures (discussed below) included in depreciation and amortization ($148,556 for the six months ended June 30, 1999 vs. $541,823 for the six months ended June 30, 1998), and increased research and development expense ($767,380 for the six months ended June 30, 1999 vs. $380,764 for the six months ended June 30, 1998) resulting from the employment of additional research professionals and rent and operating costs associated with the Yonkers, New York laboratory. Administrative expenses and the lack of sales revenues also contributed to our losses.

         We had sales of $2,191 and $0 during the three month periods ended June 30, 1999 and June 30, 1998, respectively, and $4,590 and $0 during the six month periods ended June 30, 1999 and June 30, 1998, respectively. All sales during these periods were to distributors purchasing Reticulose for testing purposes. There can be no assurance that Reticulose will ever be sold for commercial distribution anywhere in the world. Interest income was $5,680 and $27,926 for the three month periods ended June 30, 1999 and June 30, 1998, respectively, and $21,489 and $57,223 for the six month periods ended June 30, 1999 and June 30, 1998, respectively.

LIQUIDITY

         As of June 30, 1999 and December 31, 1998, we had current assets of $160,953 and $1,795,014, respectively. We had total assets of $1,747,862 and $3,304,953 at June 30, 1999 and December 31, 1998, respectively. The decrease in current and total assets was primarily attributable to the use of investment capital to fund increased operating expenditures.

         During the six months ended June 30, 1999, we used cash of $1,726,785 for operating activities, as compared to $1,634,420 for the six months ended June 30, 1998. During the six months ended June 30, 1999, we:

         o incurred non-cash expenses of approximately of $123,000 relating to amortization of loan costs ($52,500) and discount on warrants ($73,460);

         o   expended approximately $717,000 for payroll and related costs;

         o obtained approximately $232,500 in proceeds from the sale of securities;

         o expended approximately $390,000 in professional and consulting fees;

         o expended approximately $137,000 for additions to machinery and equipment at our Yonkers, New York office; and

         o   expended approximately $85,000 in laboratory supplies.

         During the six months ended June 30, 1999, cash flows provided by investing activities were primarily due to the sales of investments which were available from the proceeds of the issuance of the convertible debenture in 1998 and shares of common stock in 1999. See "Capital Resources" for a discussion of cash flows provided by financing activities.

         As of June 30, 1999, we expended the following amounts for research and development in connection with the following ongoing studies which are being conducted abroad:

         o $50,000 has been advanced to DCT in connection with a study being conducted in Argentina by DCT on 65 patients to compare the results of treatment of AIDS patients using a three-drug cocktail and Reticulose versus AIDS patients taking a three-drug cocktail and a placebo, pursuant to an agreement entered in February 1998.

         o $85,000 has been advanced to DCT to cover the costs of a controlled study in 30 patients to determine the effectiveness of Reticulose for the treatment of rheumatoid arthritis in humans, pursuant to an agreement entered in May 1998.

         o $50,000 has been advanced to DCT to study the effects of Reticulose in inhibiting the mutation of the AIDS virus on patients in Argentina, pursuant to an agreement entered in July 1998.

         During 1999, we expect to spend approximately $1,000,000 on research and development related activities, including:

         o   approximately $300,000 in the preparation of the IND;

         o approximately $325,000 in connection with laboratory research, equipment, supplies and electronics;

         o   approximately $300,000 in overseas research of Reticulose; and

         o approximately $75,000 in preparing the manufacturing facility in the Bahamas for FDA inspection and in accordance with good manufacturing practices standards.

         Management anticipates that we will be required to sell additional securities to obtain the funds necessary to further our research and development activities.

         Under the terms of an agreement with RBB entered in November 1998 pursuant to which RBB purchased a 7% convertible debenture and related warrants, we are required to file with the Commission a registration statement to register shares of the common stock issuable upon conversion of the convertible debenture and upon exercise of the related warrants to allow the investors to resell such common stock to the public. Because the registration statement was not declared effective by the Commission on or before April 13, 1999, the RBB agreement provides that we pay RBB a penalty equal to the sum of (x) $30,000 and (y) $1,500 for each day lapsed after such date, until the registration statement is declared effective by the Commission, provided, however, that total penalties shall not exceed $100,000 in the aggregate. As of the date hereof, RBB has not requested payment of the penalty, and we are negotiating with RBB to have the penalty waived.

         Under the terms of an agreement with several purchasers entered in December 1998, pursuant to which such purchasers purchased an aggregate of 4,917,276 shares of common stock and warrants to purchase an additional 2,366,788 shares of common stock, we are required to file with the Commission a registration statement to register the common stock issued under the purchase agreement, and upon exercise of the warrants to allow the resale of such common stock to the public. Because the registration statement was not declared effective by the Commission on or before May 21, 1999, the agreement provides that we pay a penalty of $30,000 for each full calendar month or portion thereof lapsed after such date, until the registration statement is declared effective, provided, however, that total penalties shall not exceed $100,000 in the aggregate. As of the date hereof, the agent for the purchasers has not requested payment of the penalty, and we are negotiating with such agent to have the penalty waived.

         Under the terms of an agreement with several purchasers entered in June 1999, pursuant to which such purchasers purchased an aggregate of 1,851,852 shares of common stock and warrants to purchase an additional 926,528 shares of common stock, we are required to file with the Commission a registration statement to register the common stock issued under the purchase agreement, and upon exercise of the warrants to allow the resale of such common stock to the public. The registration statement must be filed on or prior to December 28, 1999. In the event the registration statement is not declared effective by the Commission prior to such date, we must pay the purchasers a penalty of $10,000, on a pro rata basis, for each full calendar month lapsed after such date, and a pro rated amount of said $10,000 based on a month of 30 or 31 days (as applicable to the month in which the registration statement is declared effective), provided, however, that total penalties shall not exceed $20,000 in the aggregate.

         Under the terms of a securities purchase agreement with Focus Investors LLC dated August 3, 1999 pursuant to which Focus Investors purchased 7% convertible debentures and related warrants, we are required to file with the Commission a registration statement to register shares of the common stock issuable upon conversion of the debentures and upon exercise of the warrants to allow the purchaser to resell such common stock to the public. The purchase agreement provides that, in the event the registration statement is not filed or declared effective prior to a certain date, or if the number of shares qualified for trading on the OTC Bulletin Board or reserved for issuance shall be insufficient for issuance upon the conversion of the debentures and the exercise of the warrants, or upon the occurrence of a Blackout Event (as described in the agreement (each of these events referred to as a "Registration Default"), we will be required to pay the purchaser a penalty for each thirty (30) day period during which a Registration Default shall be in effect (each such period, a "Default Period") equal to $40,000 (the "Periodic Amount"); provided that, with respect to any Default Period during which the relevant Registration Defaults shall have been cured, the Periodic Amount shall be pro rated for the number of days during such period during which the Registration Defaults were pending. To the extent the Periodic Amounts for all Default Periods exceed $100,000 in the aggregate, such excess amount shall be paid in shares of common stock, as set forth in the agreement. The agreement further provides that until such registration statement has been filed and becomes effective, we will not file any other registration statement without the written consent of Focus Investors.

         The independent certified public accountants' report on our consolidated financial statements for the fiscal year ended December 31, 1998, includes an explanatory paragraph regarding our ability to continue as a going concern. Note 2 to the Consolidated Financial Statements states that our ability to continue operations is dependent upon the continued sale of our securities for funds to meet our cash requirements, which raise substantial doubt about our ability to continue as a going concern. Further, the accountant's report does not include any adjustments that might result from the outcome of this uncertainty. Although we may not be successful in doing so, we plan to eliminate or remedy the deficiencies in our financial condition through the issuance of additional securities for cash.

CAPITAL RESOURCES

         We have been dependent upon the proceeds from the continued sale of securities for the funds required to continue operations at present levels and to fund further research and development activities. The following table summarizes sales of our securities since February 1997.

--------------------------------------------------------------------------------------------------------------------

                    Gross         Security      Convertible /         Conversion Price /       Maturity Date /
Date Issued         Proceeds      Issued        Exercisable Into      Exercise Price           Expiration Date
====================================================================================================================

February 1997       $1,000,000    Debenture     6,675,982 shares      $0.15-0.20 per share     Fully converted
                                  ----------------------------------------------------------------------------------

                                  Warrants      535,134 shares        $0.288-0.864 per share   February 28, 2007

--------------------------------------------------------------------------------------------------------------------
August 1997         $3,000,000    Debenture     17,577,354 shares     $0.13-0.23 per share     Fully converted
                                  ----------------------------------------------------------------------------------

                                  Warrants      1,800,000 shares      $0.20-0.27 per share     August 30, 2007
--------------------------------------------------------------------------------------------------------------------

November 1998       $1,500,000    Debenture    20,833,333 shares (1)  $0.1656 per share (1)    October 31, 2008

                                  -----------------------------------------------------------

                                  Warrants      375,000 shares        $0.20 per share
                                                ---------------------------------------------

                                                375,000 shares        $0.24 per share
====================================================================================================================

January 1999        $802,500      Shares        4,917,276             n/a                      n/a
                                  ----------------------------------------------------------------------------------

                                  Warrants      1,183,394 shares      $0.2040 per share        December 31, 2003
                                                --------------------------------------------

                                                1,183,394 shares      $0.2448 per share
--------------------------------------------------------------------------------------------------------------------

July 1999           $500,000      Shares        1,851,852             n/a                      n/a
                                  ----------------------------------------------------------------------------------

                                  Warrants      463,264 shares        $0.324 per share         June 30, 2004
                                                -------------------------------------------

                                                463,264 shares        $0.378 per share
--------------------------------------------------------------------------------------------------------------------

August 1999       $2,000,000      Debenture   26,666,667 shares (2)    n/a                     August 4, 2009
                                  ----------------------------------------------------------------------------------

                                  Warrants      1,000,000 shares      $0.2461 per share        August 4, 2004
--------------------------------------------------------------------------------------------------------------------

----------------
(1) Assumes the full conversion of the debenture based upon an average closing price of $0.20, multiplied by 200%.
(2) Assumes the full conversion of the debenture based upon an average closing price of $0.20, multiplied by 200%.

         Securities Issued in 1997.

         In February 1997 and October 1997, in order to finance research and development, we sold $1,000,000 and $3,000,000, respectively, principal amount of our ten-year 7% convertible debentures due February 28, 2007 and August 30, 2007, respectively, to RBB in offshore transactions pursuant to Regulation S under the Securities Act. Accrued interest under the 1997 debentures was payable semiannually, computed at the rate of 7% per annum on the unpaid principal balance from the date of issuance until the date of interest payment. The 1997 debentures were convertible, at the option of the holder, into shares of common stock pursuant to specified formulas. On April 22, 1997, June 6, 1997, July 3, 1997 and August 20, 1997, pursuant to notice by the holder, RBB, to us under the February 1997 debenture, $330,000, $134,000, $270,000 and $266,000, respectively, of the principal amount of the February 1997 debenture was converted into 1,648,352, 894,526, 2,323,580 and 1,809,524 shares of the common stock, respectively. As of August 20, 1997 the February 1997 debenture was fully converted. On December 9, 1997, January 7, 1998, January 14, 1998, February 19, 1998, February 23, 1998, March 31, 1998, May 4, 1998 and May 5, 1998, pursuant to notice by the holder, RBB, to us, $120,000, $133,000, $341,250, $750,000,
$335,750, $425,000, $275,000 and $620,000, respectively, of the October 1997 debenture was converted into 772,201, 1,017,011, 2,512,887, 5,114,218,
1,498,884, 1,870,869, 1,491,485, and 3,299,979 shares of common stock, respectively. As of May 5, 1998, the October 1997 debenture was fully converted.

         In connection with the issuance of the 1997 debentures, we issued to RBB six warrants to purchase common stock, three of which entitle the holder to purchase, from February 21, 1997 through February 28, 2007, 178,378 shares of the common stock, and three of which entitle the holder to purchase, from August 30, 1997 through August 30, 2007, 600,000 shares of the common stock. The exercise prices of such warrants are $0.288, $0.576, $0.864, $0.20, $0.23 and $0.27 per warrant share, respectively. Each such warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under such warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of August 11, 1999, none of the warrants have been exercised.

         Securities Issued in 1998.

         In November 1998 we sold $1,500,000 principal amount of our ten-year 7% convertible debenture due October 31, 2008 to RBB, as agent for the accounts of certain persons, in an offshore transaction pursuant to Regulation S under the Securities Act. Accrued interest under the convertible debenture is payable semiannually, computed at the rate of 7% per annum on the unpaid principal balance from the date of issuance until the date of interest payment. The convertible debenture is convertible, at the option of the holder, into shares of common stock pursuant to a specified formula. The actual number of shares of common stock issued or issuable upon conversion of the convertible debenture is subject to adjustment and could be materially less or more than the above estimated amount, depending upon factors that cannot be predicted by us at this time, including the future market price of the common stock and the potential conversion of accrued interest into shares of common stock.

         Based on the terms for conversion associated with the convertible debenture, there is an intrinsic value associated with the beneficial conversion feature of $625,000. Since conversion can occur immediately upon issuance of the convertible debenture, this amount was recognized as interest expense in 1998.

         In connection with the issuance of the convertible debenture, we issued to RBB two warrants to purchase common stock , each warrant entitling the holder to purchase, until October 31, 2008, 375,000 shares of the common stock. The exercise prices of the two warrants are $0.20 and $0.24 per warrant share, respectively. Each warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of August 11, 1999, none of such warrants had been exercised.

         The fair value of the warrants issued in connection with the convertible debenture was estimated to be $48,000 ($0.064 per warrant) based upon a financial analysis of the terms of such warrants using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 5.75% and an expected holding period of one year. This amount has been reflected in the accompanying consolidated financial statements as interest expense related to the convertible debenture.

         In December 1998 pursuant to a securities purchase agreement, we sold 4,917,276 shares of common stock, and warrants to purchase an aggregate of 2,366,788 shares of common stock, including (x) two warrants to purchase an aggregate of 1,966,788 shares of common stock and (y) a finder's fee paid to Harborview Group consisting of two warrants to purchase an aggregate 400,000 shares of common stock, in a private offering transaction pursuant to Section 4(2) of the Securities Act, for an aggregate purchase price of $802,500, of which $600,000 was received on December 31, 1998, and $202,500 was received in January 1999. Two of the warrants entitle the holders to purchase 983,394 and 983,394 shares of common stock at exercise prices of $0.2040 and $0.2448 per share, respectively. The other two warrants entitle the holders to purchase 200,000 and 200,000 shares of common stock at exercise prices of $0.2040 and $0.2448 per share, respectively. All four warrants are exercisable at any time and from time to time until December 31, 2003. Each warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of August 11, 1999, none of such warrants had been exercised.

         The fair value of the warrants issued as of January 7, 1999, the date of issuance of the shares in connection with the securities purchase agreement, was estimated to be $494,000 ($0.0208 per warrant) based upon a financial analysis of the terms of such warrants using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 20%, and a risk free interest rate of 6% through the December 31, 2003 expiration date.

         Securities Issued in 1999.

         Pursuant to a securities purchase agreement dated June 23, 1999, we sold to various purchasers 1,851,852 shares of common stock, and warrants to purchase an aggregate of 925,926 shares of common stock in a private offering transaction pursuant to Section 4(2) of the Securities Act, for an aggregate purchase price of $500,000, received in July 1999. The warrants entitle the holders to purchase 463,264 and 463,264 shares of common stock at exercise prices of $0.324 and $0.378 per share, respectively. The warrants are exercisable at any time and from time to time until June 30, 2004. Each warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of August 11, 1999, none of the warrants had been exercised.

         The fair value of the warrants issued as of July 9, 1999, the date of issuance of the shares in connection with the securities purchase agreement, was estimated to be $37,000 ($0.04 per warrant) based upon a financial analysis of the terms of such warrants using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 20%, and a risk free interest rate of 5.75% through the June 30, 2004 expiration date.

         Pursuant to a securities purchase agreement dated August 3,1999 in a private offering transaction under Section 4(2) of the Securities Act, we sold to Focus Investors LLC an aggregate of 20 Units for an aggregate gross purchase price of $2 million, each Unit consisting of (i) $100,000 principal amount of our ten-year 7% convertible debentures due August 4, 2009, and (ii) Series W warrants to purchase 50,000 shares of our common stock exercisable until August 4, 2004. Accrued interest under the convertible debenture is payable semiannually, computed at the rate of 7% per annum on the unpaid principal balance from the date of issuance until the date of interest payment. The convertible debenture is convertible, at the option of the holder, into shares of common stock pursuant to a specified formula. The actual number of shares of common stock issued or issuable upon conversion of the convertible debenture is subject to adjustment and could be materially less or more than the above estimated amount, depending upon factors that cannot be predicted by us at this time, including the future market price of the common stock and the potential conversion of accrued interest into shares of common stock.

         The exercise price of the Series W warrants is $0.2461 per warrant share. The warrants provide that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; The Series W warrants contain anti-dilution provisions which provide for the adjustment of the warrant price and warrant shares. As of August 11, 1999, none of such warrants had been exercised.

         If the FDA or other approvals are obtained, of which we cannot be certain, we must budget funds from the exercise of options and warrants, potential grants and/or additional equity. We are uncertain as to the availability of such funds.

         We are currently expending approximately $300,000 per month, which expenses include salaries, rent, professional fees, license fees and taxes, research and development, and travel, principally between our two offices and our Bahamian facility, and anticipate that we can continue operations for at least nine months with our current liquid assets, including the proceeds from the recent sale of the convertible debenture and other securities if no stock options or warrants are exercised. If all of the stock options and warrants are exercised, we will receive net proceeds of approximately $8.4 million. Those proceeds will contribute to general and administrative and working capital and will permit us to substantially increase our budget for research and development and clinical trials and testing and to operate at significantly increased levels of operation, assuming Reticulose receives approvals and prospects for sales increase to justify such increased levels of operation, of which we cannot be certain. The recent prevailing market price for shares of common stock has from time to time been above the exercise prices of certain of the outstanding options and warrants. However, we cannot be certain that the recent trading levels will be sustained or that any additional options or warrants will be exercised. If less than 25% or none of the outstanding options and warrants are exercised, and we obtain no other additional financing, in order for us to achieve the level of operations contemplated by management, management anticipates that we will have to limit intentions to expand operations beyond current levels. We are currently seeking debt financing, licensing agreements, joint ventures and other sources of financing. We are uncertain that such additional sources of financing will be found. We are uncertain that any of our distributors will ever obtain regulatory approvals to test or market Reticulose in any territory. If financing is not available, in order to continue operations, management anticipates that they will have to defer their salaries. Management does not believe that, at present, debt or equity financing will be readily obtainable on favorable terms unless and until FDA approval for Phase I clinical testing is granted or comparable approval is obtained from another developed or developing country. Because of the uncertainties involved in the process of gaining approval for commercial drug use on humans, we cannot be certain that we will be able to sell Reticulose.

         We have three patents for the use of Reticulose as a treatment. In addition, we have filed 34 patent applications with the United States Patent Office, including one for Reticulose as a product. We cannot be certain that other companies, having greater economic resources, will not be successful in developing a similar product using processes similar to ours. We cannot be certain that we will obtain such a patent or, if obtained, that it will be enforceable. We have retained patent counsel for the purpose of pursuing additional patent protection for Reticulose. However, we are uncertain that any patents will be granted, or if granted, that such patents will be sustained if questioned, and, if declared valid, that the patents, in fact, will operate to protect us from the replication of Reticulose by competitors. We have relied upon laws protecting proprietary information and trade secrets and upon confidentiality agreements to protect our rights to Reticulose and the processes for its manufacture, but we are uncertain as to whether such efforts and procedures will continue to be successful and protect us from any competition in the future.

YEAR 2000 COMPLIANCE

         The Year 2000 computer issue is the result of computer programs using a two-digit format, as opposed to a four-digit format to indicate the year. Such computer programs will be unable to recognize date information correctly when the year changes to 2000. The Year 2000 issue poses risks for our information technology systems.

         Our information technology systems are based upon software licenses and software maintenance agreements with third party software companies. Based upon our internal assessments and communications with our software vendors, all of the software we use is Year 2000 compliant software. We have used internal personnel to test our software systems for Year 2000 compliance and such tests yielded positive results. We will continue to monitor our Year 2000 readiness. Also, we do not anticipate difficulty in resolving issues related to imbedded technology in the equipment provided to us by other manufacturers.

         Based on the foregoing, we believe that we will be Year 2000 compliant on a timely basis and that future costs relating to the Year 2000 issue will not have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Pursuant to a Securities Purchase Agreement dated June 23, 1999, we issued 1,851,851 shares of common stock and warrants to purchase 926,528 shares of common stock to three investors for an aggregate purchase price of $500,000. The warrants are exercisable at any time and from time to time until June 30, 2004. The warrants entitle the holders thereof to purchase an aggregate of 463,264 and 463,264 shares of common stock at exercise prices of $0.324 and $0.378 per share, respectively.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         During the second quarter ended June 30, 1999, no matters were submitted to a vote of security holders of the Registrant, through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(18)     Exhibits.

         Number            Description
         ------            -----------
         27                Financial Data Schedule (for SEC use only)

(19)     Reports on Form 8-K.

         During the three-month period ending June 30, 1999, no Current Reports on Form 8-K were filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ADVANCED VIRAL RESEARCH CORP.

Date: August 11, 1999                 By: /s/ William Bregman
                                          --------------------------------------
                                      William Bregman,
                                      duly authorized officer and principal
                                      financial officer