Form 10-Q
period 1999-09-30
ADVANCED VIRAL RESEARCH CORP
filed 1999-11-15
CIK 786623

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)


             200 CORPORATE BOULEVARD SOUTH, YONKERS, NEW YORK 10701
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (914) 376-7383
                                 --------------
              (Registrant's telephone number, including area code)

                  1250 East Hallandale Beach Blvd., Suite 501
                           HALLANDALE, FLORIDA 33009
                           -------------------------

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

         The number of shares outstanding of the issuer's common stock, par value $.00001 per share as of November 12, 1999 was 303,292,035.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION (UNAUDITED).......................................................1
         Item 1.  Financial Statements............................................................1
         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................................25
         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................34

PART II.  OTHER INFORMATION
         Item 1.  Legal Proceedings..............................................................35
         Item 2.  Changes in Securities and Use of Proceeds......................................35
         Item 3.  Defaults Upon Senior Securities................................................35
         Item 4.  Submission of Matters to Vote of Security Holders..............................35
         Item 5.  Other Information..............................................................35
         Item 6.  Exhibits and Reports on Form 8-K...............................................37

SIGNATURES.......................................................................................37

                   PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                                             Condensed
                                                                                                                from
                                                                                                              Audited
                                                                                                             Financial
                                                                                   September 30,             Statements
                                                                                        1999                December 31,
                                                                                    (UNAUDITED)                 1998
                                                                                    -----------                 ----
                                  ASSETS
                                  ------
Current Assets:
   Cash and cash equivalents                                                        $  1,308,378            $    924,420
   Investments                                                                              --                   821,047
   Inventory                                                                              19,729                  19,729
   Other current assets                                                                   35,839                  29,818
                                                                                    ------------            ------------
         Total current assets                                                          1,363,946               1,795,014

Property and Equipment                                                                 1,093,548               1,049,593

Other Assets                                                                             563,276                 460,346
                                                                                    ------------            ------------
         Total assets                                                               $  3,020,770            $  3,304,953
                                                                                    ============            ============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
              ----------------------------------------------

Current Liabilities:
   Accounts payable and accrued liabilities                                         $    582,321            $    279,024
   Current portion of capital lease obligation                                            40,849                  38,335
                                                                                    ------------            ------------
         Total current liabilities                                                       623,170                 317,359
                                                                                    ------------            ------------

Long-Term Liabilities:
   Convertible debenture, net                                                          3,442,273               1,457,919
   Capital lease obligation - long-term portion                                          136,422                 167,380
                                                                                    ------------            ------------
        Total long-term liabilities                                                    3,578,695               1,625,299
                                                                                    ------------            ------------

Deposit on Securities Purchase Agreement                                                    --                   600,000
                                                                                    ------------            ------------

Commitments and Contingencies                                                               --                      --

Stockholders' Equity (Deficit):
   Common stock; 1,000,000,000 shares of $.00001 par value
      authorized, 303,292,035 and 296,422,907
      shares issued and outstanding                                                        3,032                   2,964
   Additional paid-in capital                                                         16,920,763              14,325,076
   Deficit accumulated during the development stage                                  (17,649,843)            (13,550,976)
   Discount on warrants                                                                 (455,047)                   --
   Deferred compensation cost                                                               --                   (14,769)
                                                                                    ------------            ------------
         Total stockholders' equity (deficit)                                         (1,181,095)                762,295
                                                                                    ------------            ------------
         Total liabilities and stockholders' equity (deficit)                       $  3,020,770            $  3,304,953
                                                                                    ============            ============

           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                                                                       Inception
                                                                                                                     (February 20,
                                                      Three Months Ended                  Nine Months Ended             1984) to
                                                        September 30,                       September 30,            September 30,
                                                        -------------                       -------------            -------------
                                                   1999             1998               1999             1998             1999
                                                   ----             ----               ----             ----             ----
Revenues:
   Sales                                       $      1,928      $        656      $      6,517      $        656     $    201,493
   Interest                                           6,461            22,310            27,951            79,533          587,247
   Other income                                        --                --                --                 100          120,093
                                               ------------      ------------      ------------      ------------     ------------
                                                      8,389            22,966            34,468            80,289          908,833
                                               ------------      ------------      ------------      ------------     ------------

Costs and Expenses:
   Research and development                         426,552           499,045         1,192,190         1,234,915        4,777,399
   General and administrative                       683,917           364,554         1,742,592         1,087,707        9,056,186
   Depreciation and amortization                    129,402            28,437           277,958           293,303          658,284
   Interest                                         781,553              --             920,595           583,188        4,066,807
                                               ------------      ------------      ------------      ------------     ------------
                                                  2,021,424           892,036         4,133,335         3,199,113       18,558,676
                                               ------------      ------------      ------------      ------------     ------------

Net Loss                                       $ (2,013,035)     $   (869,070)     $ (4,098,867)     $ (3,118,824)    $(17,649,843)
                                               ============      ============      ============      ============     ============

Net Loss Per Share of Common
   Stock - Basic and Diluted                         $(0.01)           $(0.00)           $(0.01)           $(0.01)
                                                     ======            ======            ======            ======

Weighted Average Number of
   Common Shares Outstanding                    300,598,827       290,194,958       300,598,827       290,194,958
                                               ============      ============      ============       ===========

           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

       CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 1999

                                                                             COMMON STOCK                              Deficit
                                                                             ------------                            Accumulated
                                                                  Amount                               Additional     during the
                                                                   Per                                  Paid-In      Development
                                                                  Share         Shares       Amount     Capital         Stage
                                                                  -----         ------       ------     -------         -----
Balance, inception (February 20, 1984) as previously reported                          -    $ 1,000      $   -       $ (1,000)

Adjustment for pooling of interests                                                   -      (1,000)      1,000            -
                                                                              ----------     -------      ------     --------

Balance, inception, as restated                                                        -          -        1,000       (1,000)

   Net loss, period ended December 31, 1984                                           -          -            -       (17,809)
                                                                                --------     -------       ------     --------

Balance, December 31, 1984                                                             -          -        1,000      (18,809)

   Issuance of common stock for cash                                 $.00    113,846,154      1,138          170            -
   Net loss, year ended December 31, 1985                                             -          -            -       (25,459)
                                                                             -----------     ------     --------     --------

Balance, December 31, 1985                                                   113,846,154      1,138        1,170      (44,268)

   Issuance of common stock - public offering                         .01     40,000,000        400      399,600            -
   Issuance of underwriter's warrants                                                  -          -          100            -
   Expenses of public offering                                                         -          -     (117,923)           -
   Issuance of common stock, exercise of "A" warrants                 .03        819,860          9       24,587            -
   Net loss, year ended December 31, 1986                                             -          -            -      (159,674)
                                                                            ------------    -------     --------     --------

Balance, December 31, 1986                                                   154,666,014      1,547      307,534      (203,942)
                                                                            ------------     ------     --------     ---------

           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

       CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 1999

                                                                          COMMON STOCK                                Deficit
                                                                          ------------                              Accumulated
                                                               Amount                                Additional     during the
                                                                 Per                                  Paid-In       Development
                                                                Share        Shares       Amount      Capital          Stage
                                                                -----        ------       ------      -------          -----
Balance, December 31, 1986                                                154,666,014   $ 1,547      $ 307,534       $ (203,942)

   Issuance of common stock, exercise of "A" warrants            $.03      38,622,618       386      1,158,321                -
   Expenses of stock issuance                                                       -         -        (11,357)               -
   Acquisition of subsidiary for cash                                               -         -        (46,000)               -
   Cancellation of debt due to stockholders                                         -         -         86,565                -
   Net loss, period ended December 31, 1987                                         -         -              -         (258,663)
                                                                                   --        --             --         ---------

Balance, December 31, 1987                                                193,288,632     1,933      1,495,063         (462,605)

   Net loss, year ended December 31, 1988                                          -         -              -          (199,690)
                                                                          -----------     -----      ---------        ----------

Balance, December 31, 1988                                                193,288,632     1,933      1,495,063         (662,295)

   Net loss, year ended December 31, 1989                                          -         -              -          (270,753)
                                                                                   --        --             --         ---------

Balance, December 31, 1989                                                193,288,632     1,933      1,495,063         (933,048)

   Issuance of common stock, expiration of redemption              .05      6,729,850        67        336,475                -
      offer on "B" warrants
   Issuance of common stock, exercise of "B" warrants              .05        268,500         3         13,422                -
   Issuance of common stock, exercise of "C" warrants              .08         12,900         -          1,032                -
   Net loss, year ended December 31, 1990                                          -         -              -          (267,867)
                                                                                   --        --             --         ---------

Balance, December 31, 1990                                                200,299,882     2,003      1,845,992       (1,200,915)
                                                                         ------------    ------     ----------       -----------


           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

       CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 1999

                                                                           COMMON STOCK                                 Deficit
                                                                           ------------                               Accumulated
                                                                  Amount                               Additional      during the
                                                                   Per                                  Paid-In       Development
                                                                  Share       Shares        Amount      Capital          Stage
                                                                  -----       ------        ------      -------          -----
Balance, December 31, 1990                                                   200,299,882     $ 2,003    $ 1,845,992   $ (1,200,915)

   Issuance of common stock, exercise of "B" warrants             $  .05          11,400           -            420              -
   Issuance of common stock, exercise of "C" warrants                .08           2,500           -            200              -
   Issuance of common stock, exercise of underwriters warrants      .012       3,760,000          38         45,083              -
   Net loss, year ended December 31, 1991                                             -           -              -        (249,871)
                                                                            ------------      ------     ----------     -----------

Balance, December 31, 1991                                                   204,073,782       2,041      1,891,695     (1,450,786)

   Issuance of common stock, for testing                            .0405     10,000,000         100        404,900              -
   Issuance of common stock, for consulting services                 .055        500,000           5         27,495              -
   Issuance of common stock, exercise of "B" warrants                 .05      7,458,989          75        372,875              -
   Issuance of common stock, exercise of "C" warrants                 .08      5,244,220          52        419,487              -
   Expenses of stock issuance                                                                                (7,792)
   Net loss, year ended December 31, 1992                                             -           -              -        (839,981)
                                                                            ------------      ------     ----------     -----------

Balance, December 31, 1992                                                   227,276,991       2,273      3,108,660     (2,290,767)

   Issuance of common stock, for consulting services                .055         500,000           5         27,495              -
   Issuance of common stock, for consulting services                 .03       3,500,000          35        104,965              -
   Issuance of common stock, for testing                            .035       5,000,000          50        174,950              -
   Net loss, year ended December 31, 1993                                             -           -              -        (563,309)
                                                                            ------------      ------     ----------     -----------

Balance, December 31, 1993                                                  236,276,991       2,363      3,416,070      (2,854,076)
                                                                            ------------      ------     ----------     -----------


           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

       CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 1999

                                                                  COMMON STOCK
                                                                  ------------
                                                       Amount                              Additional
                                                         Per                                 Paid-In
                                                        Share      Shares       Amount       Capital
                                                        -----      ------       ------       -------
Balance, December 31, 1993                                       236,276,991   $  2,363   $ 3,416,070

   Issuance of common stock, for consulting services   $   .05     4,750,000         47       237,453
   Issuance of common stock, exercise of options           .08       400,000          4        31,996
   Issuance of common stock, exercise of options           .10       190,000          2        18,998
   Net loss, year ended December 31, 1994                               --         --            --
                                                                 -----------   --------   -----------

Balance, December 31, 1994                                       241,616,991      2,416     3,704,517

   Issuance of common stock, exercise of options           .05     3,333,333         33       166,633
   Issuance of common stock, exercise of options           .08     2,092,850         21       167,407
   Issuance of common stock, exercise of options           .10     2,688,600         27       268,833
   Issuance of common stock, for consulting services       .11     1,150,000         12       126,488
   Issuance of common stock, for consulting services       .14       300,000          3        41,997
   Net loss, year ended December 31, 1995                              --         --            --
                                                                 -----------   --------   -----------

Balance, December 31, 1995                                       251,181,774      2,512     4,475,875
                                                                 -----------   --------   -----------


[RESTUBBED TABLE]

                                                                                    Deficit
                                                                                  Accumulated
                                                                                  during the        Deferred
                                                                  Subscription    Development     Compensation
                                                                   Receivable        Stage            Cost
                                                                   ----------        -----            ----
Balance, December 31, 1993                                         $    --        $(2,854,076)    $    --

   Issuance of common stock, for consulting services                    --               --            --
   Issuance of common stock, exercise of options                        --               --            --
   Issuance of common stock, exercise of options                        --               --            --
   Net loss, year ended December 31, 1994                               --           (440,837)         --
                                                                     ------       -----------       ------

Balance, December 31, 1994                                              --         (3,294,913)         --
                                                                        --
   Issuance of common stock, exercise of options                        --               --            --
   Issuance of common stock, exercise of options                        --               --            --
   Issuance of common stock, exercise of options                        --               --            --
   Issuance of common stock, for consulting services                    --               --            --
   Issuance of common stock, for consulting services                    --               --            --
   Net loss, year ended December 31, 1995                               --           (401,884)         --
                                                                     ------       -----------       ------

Balance, December 31, 1995                                              --         (3,696,797)         --
                                                                     ------       -----------       ------

           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

       CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 1999

                                                                              COMMON STOCK
                                                                              ------------
                                                                   Amount                                       Additional
                                                                     Per                                         Paid-In
                                                                    Share        Shares        Amount            Capital
                                                                    -----        ------        ------            -------
Balance, December 31, 1995                                                   251,181,774      $     2,512      $ 4,475,875

   Issuance of common stock, exercise of options                     .05       3,333,334               33          166,634
   Issuance of common stock, exercise of options                     .08       1,158,850               12           92,696
   Issuance of common stock, exercise of options                     .10       7,163,600               72          716,288
   Issuance of common stock, exercise of options                     .11         170,000                2           18,698
   Issuance of common stock, exercise of options                     .12       1,300,000               13          155,987
   Issuance of common stock, exercise of options                     .18       1,400,000               14          251,986
   Issuance of common stock, exercise of options                     .19         500,000                5           94,995
   Issuance of common stock, exercise of options                     .20         473,500                5           94,695
   Issuance of common stock, for services rendered                   .50         350,000                3          174,997
   Options granted                                                                  --               --            760,500
   Subscription receivable                                                          --               --               --
   Net loss, year ended December 31, 1996                                           --               --               --
                                                                             -----------      -----------      -----------

Balance, December 31, 1996                                                   267,031,058            2,671        7,003,351
                                                                             -----------      -----------      -----------

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


                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

       CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 1999

                                                                             COMMON STOCK
                                                                             ------------
                                                                  Amount                                Additional
                                                                    Per                                  Paid-In
                                                                   Share        Shares       Amount      Capital
                                                                   -----        ------       ------      -------
Balance, December 31, 1996                                                      267,031,058   $ 2,671    $ 7,003,351

   Issuance of common stock, exercise of options                    .08           3,333,333        33        247,633
   Issuance of common stock, conversion of debt                     .20           1,648,352        16        329,984
   Issuance of common stock, conversion of debt                     .15             894,526         9        133,991
   Issuance of common stock, conversion of debt                     .12           2,323,580        23        269,977
   Issuance of common stock, conversion of debt                     .15           1,809,524        18        265,982
   Issuance of common stock, conversion of debt                     .16             772,201         8        119,992
   Issuance of common stock, for services rendered                  .41              50,000         -         20,500
   Issuance of common stock, for services rendered                  .24             100,000         1         23,999
   Beneficial conversion feature, February debenture                                      -         -        413,793
   Beneficial conversion feature, October debenture                                       -         -      1,350,000
   Warrant costs, February debenture                                                      -         -         37,242
   Warrant costs, October debenture                                                       -         -        291,555
   Amortization of deferred compensation cost                                             -         -              -
   Imputed interest on convertible debenture                                              -         -          4,768
   Net loss, year ended December 31, 1997                                                 -         -              -
                                                                                ------------    ------    -----------

Balance, December 31, 1997                                                      277,962,574      2,779     10,512,767
                                                                                ------------    ------    -----------


[RESTUBBED TABLE]

                                                                                 Deficit
                                                                               Accumulated
                                                                                during the        Deferred
                                                               Subscription    Development      Compensation
                                                                Receivable        Stage             Cost
                                                                ----------        -----             ----
Balance, December 31, 1996                                         $ (19,000)    $ (4,851,537)      $ (473,159)

   Issuance of common stock, exercise of options                           -                -                -
   Issuance of common stock, conversion of debt                            -                -                -
   Issuance of common stock, conversion of debt                            -                -                -
   Issuance of common stock, conversion of debt                            -                -                -
   Issuance of common stock, conversion of debt                            -                -                -
   Issuance of common stock, conversion of debt                            -                -                -
   Issuance of common stock, for services rendered                         -                -                -
   Issuance of common stock, for services rendered                         -                -                -
   Beneficial conversion feature, February debenture                       -                -                -
   Beneficial conversion feature, October debenture                        -                -                -
   Warrant costs, February debenture                                       -                -                -
   Warrant costs, October debenture                                        -                -                -
   Amortization of deferred compensation cost                              -                -          399,322
   Imputed interest on convertible debenture                               -                -                -
   Net loss, year ended December 31, 1997                                  -        (4,141,729)              -
                                                                     --------       ----------          --------

Balance, December 31, 1997                                           (19,000)       (8,993,266)         (73,837)
                                                                     --------       -----------         --------


           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

       CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 1999

                                                                            COMMON STOCK
                                                                            ------------
                                                                 Amount                                  Additional
                                                                   Per                                     Paid-In
                                                                  Share          Shares       Amount       Capital
                                                                  -----          ------       ------       -------
Balance, December 31, 1997                                                     277,962,574   $ 2,779     $ 10,512,767

   Issuance of common stock, exercise of options                   .12             295,000         3           35,397
   Issuance of common stock, exercise of options                   .14             500,000         5           69,995
   Issuance of common stock, exercise of options                   .16             450,000         5           71,995
   Issuance of common stock, exercise of options                   .20              10,000         -            2,000
   Issuance of common stock, exercise of options                   .26             300,000         3           77,997
   Issuance of common stock, conversion of debt                    .13           1,017,011        10          132,990
   Issuance of common stock, conversion of debt                    .14           2,512,887        25          341,225
   Issuance of common stock, conversion of debt                    .15           5,114,218        51          749,949
   Issuance of common stock, conversion of debt                    .18           1,491,485        15          274,985
   Issuance of common stock, conversion of debt                    .19           3,299,979        33          619,967
   Issuance of common stock, conversion of debt                    .22           1,498,884        15          335,735
   Issuance of common stock, conversion of debt                    .23           1,870,869        19          424,981
   Issuance of common stock, for services rendered                 .21             100,000         1           20,999
   Beneficial conversion feature, November debenture                                                          625,000
   Warrant costs, November debenture                                                                           48,094
   Amortization of deferred compensation cost                                            -         -                -
   Write off of subscription receivable                                                  -         -          (19,000)
   Net loss, year ended December 31, 1998                                                -         -                -
                                                                                        --        --               --

Balance, December 31, 1998                                                     296,422,907     2,964       14,325,076
                                                                              ------------    ------      -----------

[RESTUBBED TABLE]

                                                                                     Deficit
                                                                                   Accumulated
                                                                                   during the         Deferred
                                                                  Subscription     Development      Compensation
                                                                   Receivable         Stage             Cost
                                                                   ----------         -----             ----
Balance, December 31, 1997                                        $ (19,000)      $(8,993,266)       $ (73,837)

   Issuance of common stock, exercise of options                          -                 -                -
   Issuance of common stock, exercise of options                          -                 -                -
   Issuance of common stock, exercise of options                          -                 -                -
   Issuance of common stock, exercise of options                          -                 -                -
   Issuance of common stock, exercise of options                          -                 -                -
   Issuance of common stock, conversion of debt                           -                 -                -
   Issuance of common stock, conversion of debt                           -                 -                -
   Issuance of common stock, conversion of debt                           -                 -                -
   Issuance of common stock, conversion of debt                           -                 -                -
   Issuance of common stock, conversion of debt                           -                 -                -
   Issuance of common stock, conversion of debt                           -                 -                -
   Issuance of common stock, conversion of debt                           -                 -                -
   Issuance of common stock, for services rendered                        -                 -                -
   Beneficial conversion feature, November debenture
   Warrant costs, November debenture
   Amortization of deferred compensation cost                             -                 -           59,068
   Write off of subscription receivable                              19,000                 -                -
   Net loss, year ended December 31, 1998                                 -         (4,557,710)              -
                                                                     --------       -----------        --------

Balance, December 31, 1998                                                -        (13,550,976)         (14,769)
                                                                     --------       -----------        --------



           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

       CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 1999

                                                                            COMMON STOCK
                                                                            ------------
                                                                  Amount                                Additional
                                                                   Per                                    Paid-In
                                                                  Share        Shares        Amount       Capital
                                                                  -----        ------        ------       -------
Balance, December 31, 1998                                                  296,422,907    $ 2,964    $ 14,325,076

   Issuance of common stock, securities purchase                   .16        4,917,276         49         802,451
      agreement
   Issuance of common stock, securities purchase                   .27        1,851,852         18         499,982
      agreement
   Issuance of common stock, for services rendered                 .22          100,000          1          21,999
   Beneficial conversion feature, August debenture                                    -          -         687,500
   Warrant costs, securities purchase agreement                                       -          -         494,138
   Warrant costs, securities purchase agreement                                       -          -          37,025
   Warrant costs, August debenture                                                    -          -          52,592
   Amortization of warrant costs, securities purchase
      agreement                                                                       -          -               -
   Amortization of deferred compensation cost                                         -          -               -
   Net loss, nine months ended September 30, 1999                                     -          -               -
                                                                           ------------    -------    ------------

Balance, September 30, 1999                                                 303,292,035    $ 3,032    $ 16,920,763
                                                                           ============    =======    ============

[RESTUBBED TABLE]

                                                                        Deficit
                                                                      Accumulated
                                                                      during the         Deferred       Discount
                                                                      Development      Compensation        on
                                                                         Stage             Cost         Warrants
                                                                         -----             ----         --------

Balance, December 31, 1998                                           $(13,550,976)       $ (14,769)    $       -

   Issuance of common stock, securities purchase                                -                -             -
      agreement
   Issuance of common stock, securities purchase                                -                -             -
      agreement
   Issuance of common stock, for services rendered                              -                -             -
   Beneficial conversion feature, August debenture                              -                -             -
   Warrant costs, securities purchase agreement                                 -                -      (494,138)
   Warrant costs, securities purchase agreement                                 -                -       (37,025)
   Warrant costs, August debenture                                              -                -             -
   Amortization of warrant costs, securities purchase
      agreement                                                                 -                -        76,116
   Amortization of deferred compensation cost                                   -           14,769             -
   Net loss, nine months ended September 30, 1999                      (4,098,867)               -             -
                                                                     ------------         ---------     ---------

Balance, September 30, 1999                                          $(17,649,843)        $      -      $(455,047)
                                                                     ============         =========     =========


           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                 Nine Months Ended             Inception
                                                                                   September 30,             (February 20,
                                                                                   -------------                1984) to
                                                                                                              September 30,
                                                                                                              -------------
                                                                                  1999            1998             1999
                                                                                  ----            ----             ----
Cash Flows from Operating Activities:
   Net loss                                                                   $(4,098,867)    $(3,118,824)     $(17,649,843)
                                                                              ------------    ------------     -------------
   Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation and amortization of loan costs                              277,958         293,303           658,284
         Amortization of deferred interest cost on beneficial
            conversion feature of convertible debenture                           687,500         210,951         3,366,515
         Amortization of discount on warrants                                     113,062         276,957           390,019
         Amortization of deferred compensation cost                                14,769          44,301           760,500
         Issuance of common stock for services                                     22,000          21,000         1,459,500
         Other                                                                          -               -            (1,607)
         Changes in operating assets and liabilities:
            Increase in other current assets                                       (6,021)         (3,597)          (35,839)
            Increase in inventory                                                       -               -           (19,729)
            Increase in other assets                                             (231,680)       (106,658)       (1,008,422)
            Increase (decrease) in accounts payable and
               accrued liabilities                                                303,297        (109,159)          558,521
                                                                                 --------      ----------        -----------
                  Total adjustments                                             1,180,885         627,098         6,127,742
                                                                                 --------      ----------        -----------
                  Net cash used by operating activities                        (2,917,982)     (2,491,726)      (11,522,101)
                                                                                 --------      ----------        -----------

Cash Flows from Investing Activities:
   Purchase of investments                                                              -         (94,000)       (6,292,979)
   Proceeds from sale of investments                                              821,047       2,890,902         6,292,979
   Expenditures for property and equipment                                       (193,163)       (313,594)       (1,336,763)
   Proceeds from sale of property and equipment                                        -               -              1,200
                                                                                 --------      ----------        -----------
                  Net cash provided (used) by investing activities                627,884       2,483,308        (1,335,563)
                                                                                 --------      ----------        -----------

Cash Flows from Financing Activities:
   Proceeds from issuance of convertible debt                                   2,000,000              -          7,500,000
   Proceeds from sale of securities, net of issuance costs                        702,500         257,400         6,681,088
   Payments under capital lease                                                   (28,444)             -            (45,046)
                                                                                 --------      ----------        -----------
                  Net cash provided by financing activities                     2,674,056         257,400        14,136,042
                                                                               ----------      ----------        -----------

Net Increase in Cash and Cash Equivalents                                         383,958         248,982         1,278,378

Cash and Cash Equivalents, Beginning                                              924,420         236,059                 -
                                                                               ----------      ----------       -----------

Cash and Cash Equivalents, Ending                                             $ 1,308,378      $  485,041       $ 1,278,378
                                                                              ===========      ==========       ===========


           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 1.  BASIS OF PRESENTATION

             The accompanying unaudited consolidated condensed financial statements at September 30, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 1999 and results of operations for the three months and the nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. Certain amounts in the 1998 financial statements have been reclassified to conform to 1999 presentation. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


NOTE 2.  COMMITMENTS AND CONTINGENCIES

         GOING CONCERN

             The accompanying unaudited consolidated condensed financial statements at September 30, 1999 have been prepared in conformity with generally accepted accounting principles which contemplate the continuance of the Company as a going concern. The Company has suffered losses from operations during its operating history. The Company is dependent upon registration of Reticulose for sale before it can begin commercial operations. The Company's cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials required by the FDA. Unless and until Reticulose is approved for sale in the United States or another industrially developed country, the Company may be dependent upon the continued sale of its securities and debt financing for funds to meet its cash requirements. Management intends to continue to sell the Company's securities in an attempt to mitigate the effects of its cash position; however, no assurance can be given that equity or debt financing, if and when required, will be available. In the event that such equity or debt financing is not available, in order to continue operations, management anticipates that they will have to defer their salaries. During 1999 and 1998, the Company obtained equity and debt financing and may seek additional financing as the need arises. No assurance can be given that the Company will be able to sustain its operations until FDA approval is granted or that any approval will ever be granted. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to submit an application for approval with the FDA in the near future. The consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

             Pursuant to the Plata Agreement, the Company authorized the issuance to Plata of 5,000,000 shares of common stock and options to purchase an additional 5,000,000 shares at $.08 per share through July 9, 1994 (the "Plata Options") and 5,000,000 shares at $.10 per share through July 9, 1994 (the "Additional Plata Options"). Pursuant to several amendments, the Plata Options and the Additional Plata Options are exercisable through December 31, 1999 at an exercise price of $.15 and $.17, respectively. As of September 30, 1999, there are outstanding Plata Options to acquire 683,300 shares at $.15 per share and Additional Plata Options to acquire 108,100 shares at an exercise price of $.17 per share. Through September 30, 1999, the Company has received approximately $1,332,000 pursuant to the issuance of approximately 9.2 million shares in connection with the exercise of the Plata Options and the Additional Plata Options.

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

             Pursuant to the Argentine Agreement, the Company delivered $34,000 to DCT to cover out-of-pocket expenses associated with the Clinical Trials. The Argentine Agreement further provides that at the conclusion of the Clinical Trials, DCT shall cause Dr. Flichman to prepare and deliver a written report to the Company regarding the methodology and results of the Clinical Trials (the "Written Report"). In September 1996, Dr. Flichman delivered the Written Report to the Company. Upon delivery of the Written Report to the Company, the Company delivered to the principals of DCT options to acquire 2,000,000 shares of the Company's common stock for a period of one year from the date of the delivery of the Written Report, at a purchase price of $.20 per share. Pursuant to several amendments, the DCT options are exercisable through December 31, 1999 at an exercise price of $.21 per share. As of September 30, 1999, 473,500 shares of common stock were issued pursuant to the exercise of these options for an aggregate exercise price of approximately $95,000.

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

             In February 1998, the Company entered into an agreement with DCT (the "Concurrent Agreement") whereby the Company agreed to provide DCT or its assignees, up to $413,000 to cover the costs of a study in 65 patients to compare the results of treatment of patients with AIDS taking a three drug cocktail and Reticulose with those taking a three drug cocktail and a placebo. As of September 30, 1999, the Company has advanced approximately $50,000 for such study, which has been accounted for as research and development expense.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         TESTING AGREEMENTS (Continued)

         ARGENTINE AGREEMENT (Continued)

             In July 1998, the Company authorized expenditures of up to $90,000 to study the effects of Reticulose in inhibiting the mutation of the AIDS virus. As of September 30, 1999, the Company has advanced approximately $50,000 for such study, which has been accounted for as research and development expense.

             As of September 30, 1999, the Company advanced $97,750 for expenses in connection with the drug approval process in Argentina.

         BARBADOS STUDY

             A double blind study assessing the efficacy of the Company's drug Reticulose in 43 human patients diagnosed with HIV (AIDS) has been conducted at the Queen Elizabeth Hospital, Bridgetown, Barbados (the "Barbados Study"). As of September 30, 1999, the Company has expended approximately $390,000 to cover the costs of the Barbados Study.

             In July 1998, the Company authorized expenditures of up to $45,000 to study the effects of Reticulose in inhibiting the mutation of the AIDS virus. As of September 30, 1999, the Company has advanced approximately $20,000 for such study, which has been accounted for as research and development expense.

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

         CONSULTING AND EMPLOYMENT AGREEMENTS

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

             In connection with the consulting agreement, the Company issued to Dr. Hirschman 1,000,000 shares of the Company's common stock and the option to acquire 5,000,000 shares of the Company's common stock for a period of three years as per the vesting schedule as referred to in the agreement, at a purchase price of $.18 per share. In addition and in connection with entering into the consulting agreement with Dr. Hirschman, the Company issued to a person unaffiliated with the Company, 100,000 shares of the Company's common stock, and an option to acquire for a period of one year, from June 1, 1995, an additional 500,000 shares at a purchase price of $.18 per share. As of September 30, 1999, 900,000 shares have been issued upon exercise of these options for cash consideration of $162,000 under this Agreement.

             In March 1996, the Company entered into an addendum to the consulting agreement with Dr. Hirschman whereby Dr. Hirschman agreed to provide consulting services to the Company through May 2000 (the "Addendum"). Pursuant to the Addendum, the Company granted to Dr. Hirschman and his designees options to purchase an aggregate of 15,000,000 shares of the Company's common stock for a three year period pursuant to the following schedule: (i) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1996 and ending March 23, 2009 at an exercise price of $.19 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; (ii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1997 and ending March 23, 2009 at an exercise price of $.27 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; and (iii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1998 and ending March 23, 2009 at an exercise price of $.36 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman. In addition, the Company has agreed to cause the shares underlying these options to be registered so long as there is no cost to the Company. As of September 30, 1999, 500,000 shares of common stock were issued pursuant to the exercise of stock options by Richard Rubin. Mr. Rubin has, from time to time in the past, advised the Company on matters unrelated to his consultation with Dr. Hirschman.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

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

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         COHEN AGREEMENTS (Continued)

             Cohen Agreement and the remaining 500,000 shares of which were issuable upon Mr. Cohen completing 50 hours of consulting service to the Company. The Company issued the first 500,000 shares to Mr. Cohen in October 1992 and the remaining 500,000 shares to Mr. Cohen in February 1993. Further pursuant to the September 1992 Cohen Agreement, the Company granted to Mr. Cohen the option to acquire, at any time and from time to time through September 10, 1993 (which date has been extended through December 31, 1999), the option to acquire 3,000,000 shares of common stock of the Company at an exercise price of $.09 per share (which exercise price has been increased to $.16 per share) (the "September 1992 Cohen Options"). As of September 30, 1999, 1,300,000 of the September 1992 Cohen Options have been exercised for cash consideration of $156,000.

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

             In July 1994, in consideration for services related to the introduction, negotiation and execution of a distribution agreement the Company issued: (i) to Mr. Cohen, an additional 2,500,000 shares (the "April 1994 Cohen Shares") and (ii) to each of Elliot Bauer and Lee Rizzuto, 625,000 shares (the "Bauer and Rizzuto Shares") as well as options to acquire an additional 5,000,000 shares each at $.10 per share exercisable through May 1, 1996 (the "Bauer and Rizzuto Options"). Through September 30, 1999, 2,855,000 shares were issued pursuant to the exercise of the Bauer and Rizzuto Options for an aggregate exercise price of $285,500. Mr. Rizzuto sold all of his shares and all shares underlying his options. Pursuant to several amendments, the remaining Bauer options are exercisable through December 31, 1999 at an option price of $.14.

         GLOBOMAX AGREEMENT

             On January 18, 1999, the Company entered into a consulting agreement with Globomax LLC to provide services at hourly rates established by the contract to AVRC's IND submission and to perform all work that is necessary to obtain FDA's approval. The contract expires on December 31, 1999 but may be extended by mutual written agreement of both parties. The Company has incurred approximately $175,000 in services to Globomax through September 30, 1999.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         GALLANTAR AGREEMENT

          On October 1, 1999, the Company entered into an employment agreement with Alan V. Gallantar whereby Mr. Gallantar has agreed to serve as the Chief Financial Officer of the Company for a period of three years, subject to earlier termination by either party, either for cause as defined in and in accordance with the provisions of the agreement, without cause or upon the occurrence of certain events. Such agreement provides for Mr. Gallantar to receive a base salary of $175,000, $200,000 and $225,000 annually for each of the three years of the term of the agreement as well as various performance based bonuses ranging from 10% to 50% of the base salary and various other benefits. Additionally, in connection with such agreement, the Company granted Mr. Gallantar options to purchase an aggregate of 4,547,880 shares of the Company's common stock. Such options have a term of ten years and have an exercise price of $.24255 per share. 1,515,960 options vest on each of the first, second and third anniversary dates of this employment agreement.

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

         OTHER

         The Company has entered into an agreement with an unaffiliated third party to increase the square footage of its corporate and laboratory offices in Yonkers, New York (the "build-out"). The Company anticipated that the total expenses associated with the build-out will be approximately $400,000, of which none has been incurred as of September 30, 1999.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  SECURITIES PURCHASE AGREEMENTS (Continued)

         CONVERTIBLE DEBENTURES (Continued)

             In August 1999, in order to finance further research and development, the Company entered into a securities purchase agreement to issue an aggregate of 20 units, each unit consisting of $100,000 principal amount of the Company's 7% convertible debenture (the "August Debenture") due August 3, 2009 to Focus Investors LLC ("Focus"). Accrued interest under the August Debenture is payable semi-annually, computed at the rate of 7% on the unpaid principal balance from the date of issuance until the date of the interest payment. No payment of the principal of the August Debenture may be made prior to the maturity date without the consent of the holder. The August Debenture is convertible, at the option of the holder into shares of common stock.


             In connection with the issuance of the August Debenture, the Company issued to Focus one warrant (the "August Warrant") to purchase Common Stock, such August Warrant entitling the holder to purchase 1,000,000 shares of the Common Stock at any time and from time to time through August 3, 2004. The exercise price of the August Warrant is $.2461 per warrant share. The fair value of the August Warrant was estimated to be $52,593 ($.0526 per warrant share) based upon a financial analysis of the terms of the warrant using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 5.75% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements.

             Based on the terms for conversion associated with the August Debenture, there is an intrinsic value associated with the beneficial conversion feature of $687,500. This amount has been recorded as interest expense in the three months ended September 30, 1999.

             A summary of the outstanding convertible debentures is as follows:

                                                                                     September 30,    December 31,
                                                                                         1999             1998
                                                                                         ----             ----

              Unpaid principal balance of November debenture                            $1,500,000     $1,500,000
              Unpaid principal balance of August debenture                               2,000,000              -
              Less unamortized discount                                                     57,727         42,081
                                                                                        ----------     ----------
              Convertible debenture, net                                                $3,442,273     $1,457,919
                                                                                        ==========     ==========

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

             Included in general and administrative expenses for the nine month period ended September 30, 1999 is $168,000, which may be payable by the Company as additional financing costs related to the effective date of a registration statement covering the resale of certain securities sold by the Company.

             On June 23, 1999, the Company entered into a securities purchase agreement with certain individuals whereby the Company will issue 1,851,852 shares of its common stock for an aggregate purchase price of $500,000. These proceeds were received in July 1999. Such agreement also provides for the issuance of warrants to purchase an aggregate of 925,926 shares of common stock at any time until June 30, 2004. The fair value of these warrants was estimated to be $37,000 ($.04 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 5.75% and an expected holding period of five years. This amount is being amortized to interest expense.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

         The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and the related Notes to Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain amounts in the 1998 financial statements have been reclassified to conform to 1999 presentation. Specifically, certain expenses were reclassified from general and administrative to research and development. In addition, the beneficial conversion feature associated with the debenture issued in connection with the Securities Purchase Agreement dated November 16, 1998 between Advanced Viral and RBB Bank has been charged to interest expense in its entirety as of November 16, 1998, rather than being amortized.

OVERVIEW

         Since our inception in July 1985, Advanced Viral Research Corp. has been engaged primarily in research and development activities. We have not yet generated significant operating revenues, and as of September 30, 1999 we had incurred a cumulative net loss of $17,649,843. Our ability to generate substantial operating revenue depends upon our success in gaining FDA approval for the commercial use and distribution of Reticulose(TM). All of our research and development efforts have been devoted to the development of Reticulose(TM).

         In order to commence clinical trials for regulatory approval of Reticulose(TM) in the United States, we must submit an Investigational New Drug application (IND) with the FDA. Filings with foreign regulatory agencies are required to continue or begin new clinical trials outside the United States. We have recently contracted with GloboMax LLC of Hanover, Maryland to assist us in our preparation and filing of the IND with the FDA, and otherwise to assist us through the FDA process with the objective of obtaining full approval for the manufacture and commercial distribution of Reticulose(TM) in the United States. The IND will seek approval to conduct a study testing the effectiveness of Reticulose(TM) on human subjects with AIDS and other diseases. In the IND we intend to include, among other things:


o    information on chemistry, laboratory and animal controls;

o safety information for the initial study proposed to be conducted on humans; and

o information assuring the identification, quality and purity of Reticulose(tm) and a description of the physical, chemical and microbiological characteristics of Reticulose(TM).


         We believe that the IND will demonstrate the low rate of adverse reactions occurring in the use of Reticulose(TM) as a treatment of AIDS and other diseases, however, it is impossible to determine if or how much of the data from any ongoing studies will be considered useful by the FDA in considering the IND application, if we are financially able to file the IND. FDA approval to begin human clinical trials of Reticulose(TM) pursuant to an approved IND will require significant cash expenditures, the amount of which is not currently determinable. Furthermore, we are unable to assess the probability of whether Reticulose(TM) will ever be approved for commercial distribution by any country.

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

RESULTS OF OPERATIONS

         NET LOSS

         For the three month periods ended September 30, 1999 and September 30, 1998, we incurred losses of $2,013,035 ($0.01 per share) and $869,070 ($0.00 per share), respectively. For the nine month periods ended September 30, 1999 and September 30, 1998, we incurred losses of $4,098,867 ($0.01 per share) and $3,118,824 ($0.01 per share), respectively.

         GENERAL AND ADMINISTRATIVE EXPENSE. Our increased losses during the three and nine months ended September 30, 1999 are principally due to increased general and administrative expense ($683,917 and $1,742,592 for the three and nine months ended September 30, 1999 vs. $364,554 and $1,087,707 for the three and nine months ended September 30, 1998, respectively). Included in the general and administrative expenses are:


          o consulting expenses payable to GloboMax LLC, a firm assisting us with the preparation and filing of the IND, of approximately $65,000 and $175,000 for the three and nine months ended September 30, 1999 vs. no expenses for the three and nine months ended September 30, 1998, respectively;

          o contractually imposed finance penalties associated with not having an effective registration statement covering certain securities of approximately $48,000 and $168,000 for the three and nine months ended September 30, 1999 vs. no expenses for the three and nine months ended September 30, 1998, respectively;

          o increased professional expenses resulting principally from, among others, legal expenses related to certain financings of $127,000 and $315,000 for the three and nine months ended September 30, 1999 vs. $50,000 and $186,000 for the three and nine months ended September 30, 1998, respectively; and

          o increased employee benefit costs of approximately $76,000 and $173,000 for the three and nine months ended September 30, 1999 vs. $41,000 and $106,000 for the three and nine months ended September 30, 1998, respectively.


         DEPRECIATION AND AMORTIZATION EXPENSE. Our increased losses during the three and nine months ended September 30, 1999 are also due to increased depreciation and amortization expense ($129,042 and $277,958 for the three and nine months ended September 30, 1999 vs. $28,437 and $293,303 for the three and nine months ended September 30, 1998, respectively). Included in the depreciation and amortization expenses are:


          o amortization of loan costs of approximately $76,000 and $128,000 for the three and nine months ended September 30, 1999 vs. $0 and $221,000 for the three and nine months ended September 30, 1998, respectively; and

          o depreciation of approximately $53,000 and $149,000 for the three and nine months ended September 30, 1999 vs. $28,000 and $61,000 for the three and nine months ended September 30, 1998, respectively.

         INTEREST EXPENSE. Our increased losses during the three and nine months ended September 30, 1999 are also due to increased interest expense ($781,553 and $920,595 for the three and nine months ended September 30, 1999 vs. $0 and $583,188 for the three and nine months ended September 30, 1998, respectively). Included in the interest expenses are:

          o beneficial conversion feature on certain convertible debentures of $688,000 for the three and nine months ended September 30, 1999 vs. $0 and $211,000 for the three and nine months ended September 30, 1998, respectively;

          o interest expense associated with certain convertible debentures of approximately $50,000 and $102,000 for the three and nine months ended September 30, 1999 vs. $0 and $96,000 for the three and nine months ended September 30, 1998, respectively; and

          o amortization of discount on certain warrants of approximately $45,000 and $113,000 for the three and nine months ended September 30, 1999 vs. $0 and $275,000 for the three and nine months ended September 30, 1998, respectively.

         RESEARCH AND DEVELOPMENT EXPENSE. Our research and development expenses have been consistent during the three and nine months ended September 30, 1999, however, there has been a shift from the use of external to internal personnel and testing.

         SALES. We had sales of $1,928 and $6,517 for the three and nine months ended September 30, 1999, respectively, vs. $656 and $656 for the three and nine months ended September 30, 1998, respectively. All sales during these periods were to distributors purchasing Reticulose(TM) for testing purposes. Interest income was $6,461 and $27,951 for the three and nine months ended September 30, 1999, respectively, vs. $22,310 and $79,533 for the three and nine months ended September 30, 1998, respectively. There can be no assurance that Reticulose(TM) will ever be sold for commercial distribution anywhere in the world.

         Our net loss, exclusive of costs directly related to costs of financing and costs related to Globomax, was approximately $985,000 and $2,574,000 for the three and nine months ended September 30, 1999 vs.$869,000 and $2,305,000 for the three and nine months ended September 30, 1998, respectively. This information is not presented as an alternative to operating results or cash flow from operations as determined by generally accepted accounting principles
(GAAP), but rather to show that the net loss is consistent with prior corresponding periods when the variable costs of financing and the Globomax consulting expenses are excluded. It should not be considered in isolation from or construed as having greater importance than GAAP operating income or cash flows from operations as a measure of our performance.

LIQUIDITY

         ASSETS. As of September 30, 1999 and December 31, 1998, we had current assets of $1,363,946 and $1,795,014, respectively. We had total assets of $3,020,770 and $3,304,953 at September 30, 1999 and December 31, 1998,
respectively. The decrease in current and total assets was primarily attributable to the use of investment capital to fund increased operating expenditures.

         LIABILITIES. As of September 30, 1999 and December 31, 1998, we had current liabilities of $623,170 and $317,359, respectively. The increase in current liabilities was due to a $303,000 increase in payables primarily resulting from our increased costs of financing of $180,000, plus increased operating expenses. As of September 30, 1999 and December 31, 1998, we had total long term liabilities of $3,578,695 and $1,625,299 at September 30, 1999 and December 31, 1998, respectively. The increase in total long term liabilities was primarily attributable to the issuance to Focus Investors, LLC of convertible debentures.

         CASH FLOW. During the nine months ended September 30, 1999, we used cash of $2,917,982 for operating activities, vs. $2,491,726 during the nine months ended September 30, 1998. During the nine months ended September 30, 1999, we:

          o incurred non-cash expenses of approximately $1,093,000, primarily relating to the beneficial conversion feature on certain debentures ($688,000), amortization of loan costs ($128,000), depreciation ($150,000) and discount on warrants ($113,000);

          o    expended approximately $1,100,000 for payroll and related costs;

          o obtained approximately $2,703,000 in proceeds from the sale of securities;

          o expended approximately $625,000 in professional and consulting fees, approximately $200,000 of which are consulting fees incurred in connection with the IND for Reticulose TM, and approximately $200,000 of which relate to legal fees incurred in connection with certain financing arrangements;

          o expended approximately $285,000 for research expenses incurred by third parties in connection with the testing of Reticulose(TM) in Argentina and Barbados;

          o expended approximately $193,000 for additions to machinery and equipment at our Yonkers, New York office and the manufacturing plant in Freeport, Bahamas;

          o    expended approximately $143,000 in laboratory supplies; and

          o    expended approximately $500,000 of additional operating expenses.

         During the nine months ended September 30, 1999, cash flows provided by investing activities were primarily due to the sales of investments which were available from the proceeds of the issuance of the convertible debenture in 1998 and debentures, warrants and shares of common stock in 1999. See "Capital Resources" for a discussion of cash flows provided by financing activities.

         As of September 30, 1999, we had expended the following amounts for research and development in connection with the following ongoing studies being conducted abroad:

          o $50,000 has been advanced to DCT in connection with a study being conducted in Argentina by DCT on 65 patients to compare the results of treatment of AIDS patients using a three-drug cocktail and Reticulose(TM) versus AIDS patients taking a three-drug cocktail and a placebo, pursuant to an agreement entered in February 1998.

          o $85,000 has been advanced to DCT to cover the costs of a controlled study in 30 patients to determine the effectiveness of Reticulose(TM) for the treatment of rheumatoid arthritis in humans, pursuant to an agreement entered in May 1998.

          o $50,000 has been advanced to DCT to study the effects of Reticulose(TM) in inhibiting the mutation of the AIDS virus on patients in Argentina, pursuant to an agreement entered in July 1998.

         During the next 12 months, we expect to spend approximately $1,600,000 on research and development related activities, exclusive of payroll and operating expenses to be incurred at our Yonkers, New York laboratory, including:

          o    approximately $1,300,000 in the preparation of the IND;

          o    approximately $225,000 in overseas research of Reticulose(TM);
               and

          o approximately $75,000 in preparing the manufacturing facility in the Bahamas for FDA inspection and in accordance with good manufacturing practices and standards.

         Additionally, we expect to spend approximately $400,000 for building expansion of our research and development facility in Yonkers, New York. We anticipate that we will be required to sell additional securities to obtain the funds necessary to further our research and development activities.

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

         Under the terms of an agreement with several purchasers entered in June 1999, pursuant to which such purchasers purchased an aggregate of 1,851,852 shares of common stock and warrants to purchase an additional 926,528 shares of common stock, we are required to file with the Commission a registration statement to register the common stock issued under the purchase agreement, and upon exercise of the warrants to allow the resale of such common stock to the public. The registration statement must be filed on or prior to December 28, 1999. If the registration statement is not declared effective by the Commission prior to such date, we must pay the purchasers a penalty of $10,000, on a pro rata basis, for each full calendar month lapsed after such date, and a pro rated amount of said $10,000 based on a month of 30 or 31 days (as applicable to the month in which the registration statement is declared effective), provided, however, that total penalties shall not exceed $20,000 in the aggregate.

         Under the terms of a securities purchase agreement with Focus Investors LLC dated August 3, 1999 pursuant to which Focus Investors purchased 7% convertible debentures and related warrants, we are required to file with the Commission a registration statement to register shares of the common stock issuable upon conversion of the debentures and upon exercise of the warrants to allow the purchaser to resell such common stock to the public. The purchase agreement provides that, if the registration statement is not filed or declared effective prior to a certain date, or if the number of shares qualified for trading on the OTC Bulletin Board or reserved for issuance is insufficient for issuance upon the conversion of the debentures and the exercise of the warrants, or if a blackout event occurs (as described in the agreement, each of these events referred to as a Adefault@), we will be required to pay the purchaser a penalty for each 30 day period during which a default shall be in effect equal to $40,000, pro rated for the number of days during each period the defaults were pending. To the extent the periodic amounts for all default periods exceed $100,000 in the aggregate, the excess amount shall be paid in shares of common stock, as set forth in the agreement. The agreement further provides that until the registration statement has been filed and becomes effective, we will not file any other registration statement without the written consent of Focus Investors.

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

--------------------------------------------------------------------------------------------------------------------

                    GROSS PROCEEDS SECURITY     CONVERTIBLE /          CONVERSION PRICE /        MATURITY DATE /
DATE ISSUED                        ISSUED       EXERCISABLE INTO       EXERCISE PRICE            EXPIRATION DATE
--------------------------------------------------------------------------------------------------------------------
February 1997       $1,000,000     Debenture    6,675,982 shares       $0.15-0.20 per share      Fully converted
                                   ---------------------------------------------------------------------------------

                                   Warrants     535,134 shares         $0.288-0.864 per share    February 28, 2007
--------------------------------------------------------------------------------------------------------------------

August 1997         $3,000,000     Debenture    17,577,354 shares      $0.13-0.23 per share      Fully converted
                                   ---------------------------------------------------------------------------------

                                   Warrants     1,800,000 shares       $0.20-0.27 per share      August 30, 2007
--------------------------------------------------------------------------------------------------------------------

November 1998       $1,500,000     Debenture    8,865,248 shares       $0.1692 per share (1)     October 31, 2008



                                   ---------------------------------------------------------------------------------

                                   Warrants     375,000 shares         $0.20 per share
                                   ---------------------------------------------------------------------------------

                                                375,000 shares         $0.24 per share
--------------------------------------------------------------------------------------------------------------------

January 1999        $802,500       Shares       4,917,276              n/a                       n/a
--------------------------------------------------------------------------------------------------------------------

                                   Warrants     1,183,394 shares       $0.2040 per share         December 31, 2003
--------------------------------------------------------------------------------------------------------------------

                                                1,183,394 shares       $0.2448 per share
--------------------------------------------------------------------------------------------------------------------

July 1999           $500,000       Shares       1,851,852              n/a                       n/a
--------------------------------------------------------------------------------------------------------------------

                                   Warrants     463,264 shares         $0.324 per share          June 30, 2004
--------------------------------------------------------------------------------------------------------------------

                                                463,264 shares         $0.378 per share
--------------------------------------------------------------------------------------------------------------------

August 1999         $2,000,000     Debentures   11,347,518             $0.1763 per share (1)     August 3, 2009
--------------------------------------------------------------------------------------------------------------------

                                   Warrants     1,000,000 shares       $0.2461 per share         August 3, 2004
--------------------------------------------------------------------------------------------------------------------

----------------
(1) Assumes the full conversion of the debenture based upon the average of high and low price of the common stock on November 10, 1999, $0.235, and an applicable conversion price of $0.1692 for the RBB debenture and $0.1763 for the Focus debentures.

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

         In connection with the issuance of the 1997 debentures, we issued to RBB six warrants to purchase common stock, three of which entitle the holder to purchase, from February 21, 1997 through February 28, 2007, 178,378 shares of the common stock, and three of which entitle the holder to purchase, from August 30, 1997 through August 30, 2007, 600,000 shares of the common stock. The exercise prices of such warrants are $0.288, $0.576, $0.864, $0.20, $0.23 and $0.27 per warrant share, respectively. Each such warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under such warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of October 15, 1999, none of the warrants have been exercised.

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

         Based on the terms for conversion associated with the convertible debenture, there is an intrinsic value associated with the beneficial conversion feature of $625,000. Since conversion can occur immediately upon issuance of the convertible debenture, this amount was recognized as interest expense.

         In connection with the issuance of the convertible debenture, we issued to RBB two warrants to purchase common stock , each warrant entitling the holder to purchase, until October 31, 2008, 375,000 shares of the common stock. The exercise prices of the two warrants are $0.20 and $0.24 per warrant share, respectively. Each warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of October 15, 1999, none of such warrants had been exercised.

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

         In December 1998 pursuant to a securities purchase agreement, we sold 4,917,276 shares of common stock, and warrants to purchase an aggregate of 2,366,788 shares of common stock, including (x) two warrants to purchase an aggregate of 1,966,788 shares of common stock and (y) a finder's fee paid to Harborview Group consisting of two warrants to purchase an aggregate 400,000 shares of common stock, in a private offering transaction pursuant to Section 4(2) of the Securities Act, for an aggregate purchase price of $802,500, of which $600,000 was received on December 31, 1998, and $202,500 was received in January 1999. Two of the warrants entitle the holders to purchase 983,394 and 983,394 shares of common stock at exercise prices of $0.2040 and $0.2448 per share, respectively. The other two warrants entitle the holders to purchase 200,000 and 200,000 shares of common stock at exercise prices of $0.2040 and $0.2448 per share, respectively. All four warrants are exercisable at any time and from time to time until December 31, 2003. Each warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of October 15, 1999, none of such warrants had been exercised.

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

         SECURITIES ISSUED IN 1999.

         In July 1999 pursuant to a securities purchase agreement, we sold 1,851,852 shares of common stock, and warrants to purchase an aggregate of 925,926 shares of common stock in a private offering transaction pursuant to
Section 4(2) of the Securities Act, for an aggregate purchase price of $500,000, received in July 1999. The warrants entitle the holders to purchase 463,264 and 463,264 shares of common stock at exercise prices of $0.324 and $0.378 per share, respectively. The warrants are exercisable at any time and from time to time until June 28, 2004. Each warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of October 15, 1999, none of the warrants had been exercised.

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

         Pursuant to a securities purchase agreement dated August 3,1999 in a private offering transaction under Section 4(2) of the Securities Act, we sold to Focus Investors LLC an aggregate of 20 units for an aggregate gross purchase price of $2 million, each unit consisting of $100,000 principal amount of our ten-year 7% convertible debentures due August 3, 2009, and series W warrants to purchase 50,000 shares of our common stock exercisable until August 3, 2004. Accrued interest under the convertible debenture is payable semiannually, computed at the rate of 7% per annum on the unpaid principal balance from the date of issuance until the date of interest payment. The convertible debenture is convertible, at the option of the holder, into shares of common stock pursuant to a specified formula. The actual number of shares of common stock issued or issuable upon conversion of the convertible debenture is subject to adjustment and could be materially less or more than the above estimated amount, depending upon factors that cannot be predicted by us at this time, including the future market price of the common stock and the potential conversion of accrued interest into shares of common stock.

         The exercise price of the series W warrants is $0.2461 per warrant share. The warrants provide that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; The series W warrants contain anti-dilution provisions which provide for the adjustment of the warrant price and warrant shares. As of October 15, 1999, none of such warrants had been exercised.

         If we do not obtain FDA or other approvals for Reticulose(TM), we will have to obtain funds from the exercise of options and warrants, potential grants and/or additional equity. It is not likely that such funds will be available in any significant amount, if at all.

         We are currently expending approximately $425,000 per month, which expenses include salaries, rent, professional fees, license fees and taxes, research and development, and travel, principally between our two offices and our Bahamian facility, and anticipate that we can continue operations through fiscal 1999 with our current liquid assets, including the proceeds from the recent sale of the convertible debenture and other securities if no stock options or warrants are exercised nor additional securities sold. If all of the stock options and warrants are exercised, we will receive net proceeds of approximately $8.4 million. Those proceeds will contribute to general and administrative and working capital and will permit us to substantially increase our budget for research and development and clinical trials and testing and to operate at significantly increased levels of operation, assuming Reticulose(TM) receives approvals and prospects for sales increase to justify such increased levels of operation, of which we cannot be certain. The recent prevailing market price for shares of common stock has from time to time been above the exercise prices of certain of the outstanding options and warrants. However, we cannot be certain that the recent trading levels will be sustained or that any additional options or warrants will be exercised. If less than 25% or none of the outstanding options and warrants are exercised, and we obtain no other additional financing, in order for us to achieve the level of operations contemplated by management, management anticipates that we will have to limit intentions to expand operations beyond current levels. We are currently seeking debt financing, licensing agreements, joint ventures and other sources of financing, but the likelihood of obtaining such financing on favorable terms, if at all, is small. Furthermore, we cannot predict whether or when any of our distributors will ever obtain regulatory approvals to test or market Reticulose(TM) in any territory and generate revenue for our company. Management anticipates that they will have to defer their salaries if financing is not available in order to continue operations,. Management does not believe that, at present, debt or equity financing will be readily obtainable on favorable terms unless and until FDA approval for phase I clinical testing is granted or comparable approval is obtained from another developed or developing country. Because of the large uncertainties involved in the FDA approval process for commercial drug use on humans, we cannot predict when or if we will ever be able to sell Reticulose(TM) commercially.

         We have three patents for the use of Reticulose(TM) as a treatment. In addition, we have filed 34 patent applications with the United States Patent Office, including one for Reticulose(TM) as a product. We cannot be certain that other companies, having greater economic resources, will not be successful in developing a similar product using processes similar to ours. We cannot be certain that we will obtain such a patent or, if obtained, that it will be enforceable. We have retained patent counsel for the purpose of pursuing additional patent protection for Reticulose(TM). However, we are uncertain that any patents will be granted, or if granted, that such patents will be sustained if questioned, and, if declared valid, that the patents, in fact, will operate to protect us from the replication of Reticulose(TM) by competitors. We have relied upon laws protecting proprietary information and trade secrets and upon confidentiality agreements to protect our rights to Reticulose(TM) and the processes for its manufacture, but we are uncertain as to whether such efforts and procedures will continue to be successful and protect us from any competition in the future.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

         Pursuant to a securities purchase agreement dated August 3,1999 in a private offering transaction under Section 4(2) of the Securities Act, we sold to Focus Investors LLC an aggregate of 20 units for an aggregate gross purchase price of $2 million, each unit consisting of $100,000 principal amount of our ten-year 7% convertible debentures due August 3, 2009, and series W warrants to purchase 50,000 shares of our common stock exercisable until August 3, 2004. Accrued interest under the convertible debenture is payable semiannually, computed at the rate of 7% per annum on the unpaid principal balance from the date of issuance until the date of interest payment. The convertible debenture is convertible, at the option of the holder, into shares of common stock pursuant to a specified formula. The exercise price of the series W warrants is $0.2461 per warrant share. The warrants provide that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; The series W warrants contain anti-dilution provisions which provide for the adjustment of the warrant price and warrant shares. As of October 15, 1999, none of such warrants had been exercised.

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         During the third quarter ended September 30, 1999, no matters were submitted to a vote of security holders of the Registrant, through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

         On October 1, 1999, we appointed Alan V. Gallantar as our Chief Financial Officer. Pursuant to an Employment Agreement dated as of October 1, 1999 between Advanced Viral Research Corp. and Mr. Gallantar, the term of his employment continues until October 1, 2002. The agreement may be terminated during the first 90 days of the agreement in our sole discretion, at which time Mr. Gallantar will be paid a severance of $87,000. If the agreement is terminated by us for cause, Mr. Gallantar will have no accrued right to receive any bonus for the year in which his employment is terminated, all unvested stock options will be cancelled, and any vested stock options will terminate 90 days after the effective date of termination. If the agreement is terminated by Advanced Viral not for cause, we are required to pay to Mr. Gallantar all accrued and unpaid compensation, and all stock options granted as of the date of the agreement shall become 100% vested. Upon such termination not for cause, all options which became vested as a result of this provision may be exercised by

Mr. Gallantar until 90 days after the effective date of termination. If Mr. Gallantar elects to terminate this agreement as a result of a change in control, he will be paid his base salary for the remaining term of the agreement, and all stock options granted on the date of the agreement will become 100% vested and exercisable until 90 days after the effective date of termination. If Mr. Gallantar elects to terminate this agreement for any other reason, he will be paid all unaccrued and unpaid base salary, and he will have the right to exercise any vested stock until 90 days after the effective date of termination. All payments made to Mr. Gallantar in connection with the termination of the agreement are subject to reduction to the extent they exceed 2.99 times the Abase amount@ as determined under Section 280G of the Internal Revenue Code of 1986.

         Pursuant to the agreement, Mr. Gallantar will receive an annual salary of $175,000 for the first year of the agreement; $200,000 for the second year of the agreement; and $225,000 for the third year of the agreement. For each year of the agreement, Mr. Gallantar is entitled to a cash bonus of between 10% and 50% of his base salary, based on certain targets and the discretion of the board of directors. As of the date of the agreement, Mr. Gallantar received options to purchase an aggregate of 4,547,880 shares of our common stock. The options expire on October 1, 2009, and are exercisable in three increments of 1,515,960 on the October 1, 2000, 2001 and 2002, respectively. The agreement further provides that:

          o Mr. Gallantar will receive a non-accountable automobile allowance of $500 per month, provided however, that he is be responsible for all costs of acquiring and maintaining the automobile.

          o We will reimburse Mr. Gallantar for certain professional license and membership fees up to a maximum of $5,000 per year in the aggregate, and all other expenses incurred in the performance of his duties with the prior approval of the Chief Executive Officer.

          o If Mr. Gallantar relocates his primary residence to Westchester County, New York, or New York City prior to the second anniversary of the agreement, we will pay reasonable moving, legal and brokerage fees or costs incurred by him in connection with such relocation up to a maximum of $15,000.

         The agreement provides that Mr. Gallantar is not authorized, without the express written consent of the board of directors and other than in the ordinary course of business, to pledge the credit of Advanced Viral, to bind us under any note, mortgage or other monetary obligation, to release or discharge any debt due us unless we have received payment in full, or to dispose (as collateral or otherwise) of a substantial amount of our assets. Furthermore, Mr. Gallantar agreed that he will assign to us all intellectual property rights developed by him which result from the knowledge he acquired while performing his duties under the agreement. Finally, he has agreed that he will not, directly or indirectly, compete with us for five years after termination of his employment or solicit our employees to leave our employ for one year after termination.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (1)  Exhibits.

              NUMBER                DESCRIPTION
              ------                -----------
                  27                Financial Data Schedule (for SEC use only)

         (2)  Reports on Form 8-K.

              During the three-month period ending September 30, 1999, no Current Reports on Form 8-K were filed.


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ADVANCED VIRAL RESEARCH CORP.

Date: November 12, 1999           By: /s/ Alan V. Gallantar
                                      ---------------------------------------
                                      Alan V. Gallantar, Chief Financial
                                      Officer


                                  By: /s/ Shalom Z. Hirschman
                                      ---------------------------------------
                                      Shalom Z. Hirschman, President and
                                      Chief Financial Officer