Form 10-K/A
period 1998-12-31
ADVANCED VIRAL RESEARCH CORP
filed 1999-12-13
CIK 786623

U.S. SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-K/A

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

     1250 East Hallandale Beach Blvd., Suite 501, Hallandale, Florida 33009
                                 (954) 458-7636
--------------------------------------------------------------------------------
 (Address of Principal Executive Offices, Zip Code; Telephone Number Including
                                   Area Code)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: None

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     Based on the average bid and asked price of the Common Stock on the OTC Bulletin Board on March 18, 1999, $0.22, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $46,131,151. Shares of Common Stock held by each officer and director and by each person known by the Registrant to own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of Registrant's Common Stock, $0.0001 par value, was 301,340,183 on March 31, 1999.

DOCUMENTS INCORPORATED BY REFERENCE:   None.


                          ADVANCED VIRAL RESEARCH CORP.
                                   FORM 10-K/A
                          YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS
                                -----------------

                                                                                                               Page
                                                                                                               ----
PART I............................................................................................................1
Item 1.           Business........................................................................................1
Item 2.           Description of Property.........................................................................9
Item 3.           Legal Proceedings...............................................................................9
Item 4.           Submission of Matters to a Vote of Security Holders.............................................9

PART II..........................................................................................................10
Item 5.           Market For Common Equity And Related Stockholder Matters.......................................10
Item 6.            Selected Consolidated Financial Data..........................................................11
     Item 7.      Management's Discussion And Analysis of Financial Condition
                  And Results of Operations......................................................................13
                                                                                                                 --
Item 8.           Financial Statements...........................................................................22
                                                                                                                 --
Item 9.           Changes in And Disagreements With Accountants on Accounting
                  And Financial Disclosure.......................................................................22

PART III ........................................................................................................22
Item 10.          Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act..............................................22
                                                                                                                 --
Item 11.          Executive Compensation.........................................................................23
                                                                                                                 --
Item 12.          Security Ownership of Certain Beneficial Owners and Management.................................29
                                                                                                                 --
Item 13.          Certain Relationships and Related Transactions.................................................30
                                                                                                                 --
Item 14.          Exhibits and Reports on Form 8-k...............................................................30
                                                                                                                 --

                                     PART I


ITEM 1.       BUSINESS

OVERVIEW

         Advanced Viral was formed in July 1985 to engage in the production and marketing, promotion and sale of a pharmaceutical drug with the trade name "Reticulose." Under the Federal Food, Drug, and Cosmetic Act, as amended in 1962, the FDA classified Reticulose as a "new drug" requiring FDA approval prior to any sale in the United States. Reticulose has not been approved for sale or use by the FDA or any foreign government body, and thus we have not as yet commenced any commercial operations. We are dependent on registration and/or approval by applicable regulatory authorities of Reticulose in order to commence commercial operations.

         Our operations over the last five years have been limited principally to engaging in research, in vitro testing and analysis of Reticulose in the United States, and engaging others to perform testing and analysis of Reticulose on human patients overseas. The FDA has not approved human clinical trials for Reticulose in the United States. We may be required, in the absence of grants or other subsidies, to bear the expenses of the first phase of human clinical trials to the extent the FDA permits human clinical trials to occur. We do not know what the actual cost of such trials would be. If we need additional financing to fund such human clinical trials, it may not be available to us, which may force us to reduce our operations.

GOVERNMENT REGULATION

         The FDA imposes substantial requirements upon and conditions precedent to the introduction of therapeutic drug products, such as Reticulose, through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time consuming procedures to demonstrate that such products are both safe and effective in treating the indications for which approval is sought. After testing in animals, an IND application must be filed with the FDA to obtain authorization for human testing. When the clinical testing has been completed and analyzed, final manufacturing processes and procedures are in place, and certain other required information is available to the manufacturer, a manufacturer may submit a new drug application, or NDA, to the FDA. No action can be taken to market Reticulose, or any therapeutic drug product, in the United States until an appropriate NDA has been approved by the FDA.

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

         Another section of the NDA describes the data concerning the action of a drug in the human body over a period of time and data concerning the extent of drug absorption in the human body or information supporting a waiver of the submission of such data. Also included in the NDA is a section describing the composition, manufacture and specification of the drug substance including the following: a full description of the drug substance, its physical and chemical characteristics; its stability; the process controls used during manufacture and packaging; and such specifications and analytical methods as are necessary to assure the identity, strength, quality and purity of the drug substance as well as the bioavailability of the drug products made from the substance. NDA's contain lists of all components used in the manufacture of the drug product and a statement of the specifications and analytical methods for each component. Also included are studies of the toxicological actions of the drug as they relate to the drug's intended uses.

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

         On September 20, 1984, Bernard Friedland, our former President and current Chairman of the Board, as sponsor, submitted to the FDA an IND to conduct a study testing the effectiveness of Reticulose on human subjects with AIDS, as well as certain other viruses. The FDA has issued four letters of deficiency with regard to the IND. In a letter dated November 29, 1984, the FDA indicated, among other deficiencies noted, that the publications submitted with the IND and relating to the effectiveness of Reticulose on virus related diseases will not be accepted in support of the safety of Reticulose unless we could establish that the proposed formulation of Reticulose is the same as the formulation of Reticulose referenced in those publications. In addition, the FDA required, among other things, that an IND application include relevant information on the chemistry, laboratory and animal controls to assure the integrity of the dosage form and that safety information be provided for the initial study proposed to be conducted on humans. The FDA also required that the information assure the proper identification, quality, purity and strength of Reticulose and a description of the physical, chemical and microbiological characteristics of Reticulose. On September 11, 1987, we received a further deficiency letter from the FDA, stating that no data had been submitted supporting in vitro anti-HIV activity or any criterion for a biological response modifier.

         On March 6, 1992, we submitted an amendment to the IND which attempted to address the FDA's concerns. In response to the March 1992 submission, we received a third deficiency letter from the FDA dated July 27, 1992, which provided detailed comments with respect to chemistry, toxicology, microbiology and clinical areas requiring further studies and action on our part. In June 1995, we received further correspondence from the FDA which stated, among other things, that our prior submissions to the FDA did not provide an adequate response to the FDA's earlier request for preclinical information and accordingly our IND was "inactivated."

         We have not formally responded to the 1992 deficiency letters or the 1995 deficiency letter, nor have any of the studies cited in those letters been undertaken. In February 1998, we contracted with GloboMax LLC of Hanover, Maryland to advise and assist us in our preparation of a new IND to be filed with the FDA, and to otherwise guide us through the FDA process with the objective of obtaining full approval for Reticulose in the United States. Pursuant to the agreement with GloboMax LLC, we are obligated to pay for services on an hourly basis, at prescribed rates. We currently do not have the resources necessary to complete the FDA approval process. We may allocate certain proceeds from the exercise of currently outstanding options and warrants for the purpose of filing a new IND with the FDA, however, such proceeds, if any, will not be sufficient to improve our financial condition to any great degree. It is possible that the new IND for clinical tests of Reticulose on humans, if submitted, will not be approved by the FDA for human clinical trials on AIDS or other diseases, and that any tests previously conducted or to be conducted will not satisfy FDA requirements. It is also possible that the results of such human clinical trials, if performed, will not prove that Reticulose is safe or effective in the treatment of AIDS or other diseases, or that the FDA will not approve the sale of Reticulose in the United States if we submitted a proper NDA. It is not known at this time how extensive the phase II and phase III clinical trials will be, if they are conducted. The data generated may not show that the drug Reticulose is safe and effective, and even if the data shows that Reticulose is safe and effective, obtaining approval of the NDA could take years and require financing of amounts not presently available to us.

         In connection with our activities outside the United States, we are also subject to regulatory requirements governing the testing, approval, manufacture, labeling, marketing and sale of pharmaceutical and diagnostic products, which requirements vary from country to country. Government regulation in certain countries may delay marketing of Reticulose for a considerable period of time and impose costly procedures upon our activities. The extent of potentially adverse government regulations which might arise from future legislation or administrative action cannot be predicted. Whether or not FDA approval has been obtained for a product, approval of the product by comparable regulatory authorities of foreign countries must be obtained prior to marketing the product in those countries. The approval process may be more or less rigorous from country to country, and the time required for approval may be longer or shorter than that required in the United States. Clinical studies conducted outside of any country may not be accepted by such country, and the approval of any pharmaceutical or diagnostic product in one country does not assure that such product will be approved in another country. Accordingly, until registration is granted, if ever, in the United States or another developed or developing country, we do not expect that we will be able to generate material sales revenues. We received a grant of authority from the Bahamian Port Authority on October 15, 1992 confirming the right of our subsidiary, Advance Viral Research, Ltd., a Bahamian corporation, to carry on the manufacture and export sale of ethical pharmaceutical products. See "-Marketing And Sales."

RESEARCH, DEVELOPMENT AND TESTING

         For the period from inception (February 20, 1984) through December 31, 1998 we expended approximately $3.6 million on testing and research and development activities either in our laboratories or pursuant to various testing agreements with both domestic and foreign companies. In 1995, we retained Shalom Hirschman as our President. As President, Dr. Hirschman established our research facility in Yonkers, New York, monitored the testing of Reticulose and recently performed analyses of Reticulose with our laboratory personnel, which analyses we believe may be used in connection with the FDA approval process. We currently are funding research and testing to:

         o determine the safety of the topical use of Reticulose on animals and cultured human cells;

         o assess the effectiveness of the topical application of Reticulose on HPV and certain cancer causing proteins of HPV. Recent laboratory testing has indicated that Reticulose may inhibit the expression of a protein of HPV which causes cervical cancer.

         o assess the effectiveness of Reticulose for the treatment of persons diagnosed with HIV or AIDS and HPV;

         o assess the effectiveness of the topical application of Reticulose for the treatment of persons diagnosed with herpes labialis/genital infections;

         o compare the results of treatment of persons diagnosed with AIDS taking a three drug cocktail and Reticulose with those taking a three drug cocktail and a placebo;

         o determine the effectiveness of Reticulose for the treatment of rheumatoid arthritis in humans;

         o study the effects of Reticulose in inhibiting the mutation of the AIDS virus in humans; and

         o study the basic molecular mechanisms of Reticulose with respect to transcription of the gamma interferon gene, immune responses, and anti-tumor activity.

         Our studies detailing the results of the above research and testing may not positively impact the FDA's decision to approve a new IND for Reticulose or approve of the marketing, sales or distribution of Reticulose within the United States, and as a result may not improve our chances of gaining approval for the marketing, sales or distribution of Reticulose anywhere in the world.

MARKETING AND SALES

         Except for limited sales of Reticulose for testing and other purposes, Reticulose is not sold commercially anywhere in the world. As of the date of this prospectus, our efforts or the efforts of any of our representatives have produced no material benefits to us regarding our ability to have Reticulose sold commercially anywhere in the world. We have entered into exclusive distribution agreements with five separate entities granting exclusive rights to distribute Reticulose in the countries of China, Japan, Hong Kong, Macao, Taiwan, Mexico, Channel Islands, Isle of Man, British West Indies, Jamaica, Haiti, Bermuda, Belize, Saudi Arabia, Argentina, Bolivia, Paraguay, Uruguay, Brazil and Chile. Pursuant to these agreements, the distributors are obligated to cause Reticulose to be approved for commercial sale in such countries and upon such approval, to purchase from us certain minimum quantities of Reticulose to maintain the exclusive distribution rights. Our marketing plans for Reticulose are still dependent upon registration of Reticulose for sale in the various jurisdictions where our distributors are seeking approvals.

         To date we have received no information that would lead us to believe that we will be positioned to sell Reticulose commercially anywhere in the world in the immediate future, and it is possible that none of our distributors will ever secure registration of Reticulose. To date, the only application for registration of Reticulose which has been filed is an application requesting that Reticulose be permitted to be sold in Argentina, which was filed in March 1998. The completion of this application to secure approval to sell Reticulose in Argentina is dependent upon the results of a test requested by the government of Argentina which will demonstrate the effect of Reticulose on certain animals. We initially targeted our sales and marketing efforts to those countries where Reticulose was previously marketed by its prior owners for a number of years as an anti-viral agent in the treatment of Asian influenza, viral pneumonia, viral infectious hepatitis, mumps, encephalitis, herpes simplex and herpes zoster. Those countries included Singapore, Hong Kong, Malaysia, Taiwan, the Philippines and Malta. Registration of Reticulose will be required in such countries as well as in the other countries comprising the distributors' territories before any significant sales may begin. The registration of Reticulose for sale in these countries has been frustrated due to our inability to obtain the registration and approval to sell Reticulose in the Bahamas, the country of origin, and a general lack of published data on the effectiveness of Reticulose. Until Reticulose is registered and approved for sale in the United States, in another developed country or in the other countries included in the distributors' territories, we will not generate any material sales of Reticulose. For the years ended December 31, 1998, 1997 and 1996, we reported no commercial sales except limited sales for testing purposes ($656, $2,278, and $24,111, respectively). Reticulose is not legally available for commercial sale anywhere in the world, except for testing purposes. See "-Research, Development and Testing."

         By letter dated February 13, 1996, our subsidiary in the Bahamas, Advance Viral Research, Ltd., was notified that the National Economic Council of the Bahamas had refused our subsidiary's request for a "free sales certificate" for Reticulose. A free sales certificate is a document typically issued by a country in which a pharmaceutical product is manufactured which certifies that such country permits the "free sale" of such product in such country. Most countries require that a pharmaceutical product be at least registered and certified for free sale in the country in which it is manufactured before allowing the registration of such product for use in that country. However, the Bahamas has no procedures currently in place to issue a "free sales certificate" for any therapeutic drug, including Reticulose. If we do not obtain a free sales certificate or other equivalent document from the Bahamas or another country, or if we do not receive FDA approval, it is possible that we will not be able to meet registration requirements in the countries which require that a pharmaceutical product be at least registered and certified for free sale in the country in which it is manufactured.

COMPETITION

         The pharmaceutical drug industry is highly competitive and rapidly changing. If we ever successfully develop Reticulose, it will compete with numerous existing therapies. In addition, many companies are pursuing novel drugs that target the same diseases we are targeting with Reticulose. We believe that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV, HPV, hepatitis and other viruses. We anticipate that we will face intense and increasing competition as new products enter the market and advanced technologies become available. Our competitors' products may be more effective, or more effectively marketed and sold, than Reticulose. Competitive products may render Reticulose obsolete or noncompetitive before we can recover the expenses of developing and commercializing Reticulose. Furthermore, the development of a cure or new treatment methods for the diseases we are targeting could render Reticulose noncompetitive, obsolete or uneconomical. Many of our competitors:

         o have significantly greater financial, technical and human resources than we have and may be better equipped to develop, manufacture and market products,

         o have extensive experience in preclinical testing and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products,

         o have products that have been approved or are in late stage development and operate large, well-funded research and development programs.

         A number of therapeutics are currently marketed or are in advanced stages of clinical development for the treatment of HIV infection and AIDS, including several products currently marketed as part of a "cocktail" in the United States. We believe Reticulose should be added to such cocktails in order to enhance their effectiveness. Among the companies with significant commercial presence in the AIDS market are Glaxo Wellcome, Bristol-Myers Squibb, Hoffmann-La Roche, Agouron Pharmaceuticals, Merck & Co. and DuPont Pharma. In addition, Glaxo Wellcome, in collaboration with Biochem Pharma, is pursuing development of Lamivudine, a nucleoside analogue to treat hepatitis B infection. This compound was recently approved for marketing in the United States, China and several other countries and represents significant potential competition for Reticulose as a treatment for hepatitis B.

         Several therapeutics are currently marketed or are in advanced stages of clinical development for the treatment of HPV. Schering Plough Corp. manufactures Intron A, an injectable interferon product approved by the FDA for the treatment of HPV. 3M Pharmaceuticals received FDA approval for its immune-response modifier, Aldara(R), a self-administered topical cream, for the treatment of HPV. Reticulose, if approved for commercial sale by the FDA, would also compete with surgical, chemical, and other methods of treating HPV. Products developed by our competitors or advances in other methods of the treatment of HPV may have a negative impact on the commercial viability of Reticulose.

         Several products are currently marketed or are in advanced stages of clinical development for the treatment of rheumatoid arthritis. Immunex Corp.'s product Enbrel, a biologic response modifier, was approved by the FDA in November 1998 for the treatment of moderate to severe rheumatoid arthritis. Centocor Inc. is developing a monoclonal antibody known as Remicade, an anti-inflammatory agent that has completed phase III trials in rheumatoid arthritis. The FDA approved Remicade for treatment of Crohn's disease in August 1998. Centocor filed for FDA approval of an expanded indication for Remicade for rheumatoid arthritis in January 1999. These products represent significant competition for Reticulose as a treatment for rheumatoid arthritis.

         Three antiviral products are presently sold in the United States for the treatment of recurrent genital herpes: Zovirax(R) (manufactured by Glaxo Wellcome Inc.) which contains acyclovir and is administered orally, topically, or intravenously, Famvir(R) (manufactured by SmithKline Beecham Pharmaceuticals) which contains famcyclovir and is administered orally, and Valtrex(R) (manufactured by Glaxo Wellcome, Inc.) which contains valacyclovir and is also administered orally. These products represent significant competition for Reticulose as a treatment for genital herpes.

         Other small companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Academic institutions, governmental agencies and other public and private research organizations are also becoming increasingly aware of the commercial value of their inventions and are more actively seeking to commercialize the technology they have developed.

         If we successfully develop and obtain approval for Reticulose, we will face competition based on the safety and effectiveness of Reticulose, the timing and scope of regulatory approvals, the availability of supply, marketing and sales capability, reimbursement coverage, price, patent position and other factors. Our competitors may develop or commercialize more effective or more affordable products, or obtain more effective patent protection, than we do. Accordingly, our competitors may commercialize products more rapidly or effectively than we do, which could hurt our competitive position and adversely affect our business. If and when we obtain FDA approval for Reticulose, we expect to compete primarily on the basis of product performance and price with a number of pharmaceutical companies, both in the United States and abroad.

EMPLOYEES

         We have 25 full-time employees, consisting of our three executive officers, 18 employees involved in research, and four administrative employees. Dr. Hirschman, our President and Chief Executive Officer and a director, Bernard Friedland, our Chairman of the Board and a director, and William Bregman, our Secretary, Treasurer and a director, each devote all of their business time to our day-to-day business operations.

         Additionally, we may hire, as and when needed, and as available, such sales and technical support staff and consultants for specific projects on a contract basis. See "Management --Employment Contracts, Termination of Employment and Change-in-Control Arrangements."

ITEM 2.           DESCRIPTION OF PROPERTY

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

ITEM 3.           LEGAL PROCEEDINGS

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended December 31, 1998, no matters were submitted to a vote of security holders of the Company.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

COMMON STOCK

         The principal United States market in which our common stock is traded is the over-the-counter market. The following table shows the range of reported low bid and high bid quotations for our common stock for each full quarterly period during the two recent fiscal years ended December 31, 1997 and 1998, and for the first quarter of 1999, as reported on the National Association of Securities Dealers, Inc.'s OTC Bulletin Board. The high and low bid prices for the periods indicated reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                               Low Bid                   High Bid
                                                             (per share)                (per share)
                                                             -----------                -----------
     First Quarter 1997..........................................0.26                       0.47
     Second Quarter 1997.........................................0.16                       0.31
     Third Quarter 1997..........................................0.15                       0.33
     Fourth Quarter 1997.........................................0.175                      0.345

     First Quarter 1998..........................................0.18                       0.4375
     Second Quarter 1998.........................................0.245                      0.46
     Third Quarter 1998..........................................0.16                       0.30
     Fourth Quarter 1998.........................................0.155                      0.23

     First Quarter 1999..........................................0.175                      0.35

SHAREHOLDERS

         The approximate number of holders of record of the Common stock as of the date of this report is 2,768 inclusive of those brokerage firms and/or clearing houses holding shares of common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

DIVIDEND POLICY

         We have not declared or paid any dividends on our shares of common stock. We intend to retain future earnings, if any, that may be generated from our operations to finance our future operations and expansion and do not plan for the reasonably foreseeable future to pay dividends to holders of our common stock. Any decision as to the future payment of dividends will depend on our results of operations and financial position and such other factors as our board of directors in its discretion deems relevant.

ITEM 6.            SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected historical financial data as of and for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 and the six months ended June 30, 1999 have been derived from our audited financial statements. The selected consolidated financial data set forth below should be read along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this report

                      Selected Statement of Operations Data
                      -------------------------------------


                                                                               Years Ended December 31
                                                  -----------------------------------------------------------------------------
                                                        1994            1995             1996             1997            1998
                                                       ------          ------           ------           ------          -----
Revenues:
   Sales                                              $22,402         $27,328          $24,111           $2,278            $656
   Interest                                             7,450          16,155           46,796          111,845         102,043
   Other Income                                        55,000          25,000           32,000            7,800             293
                                                 ------------   -------------   --------------     ------------     -----------
                                                       84,852          68,483          102,907          121,923         102,992
Costs and Expenses:
   Research and Development                            30,040          34,931          255,660          817,603       1,659,456
   General and Administrative                         478,984         420,757          983,256        1,681,436       1,420,427
   Depreciation                                        16,665          14,679           18,731           26,288         110,120
   Interest                                                --              --               --        1,738,325       1,470,699
                                                 ------------   -------------   --------------     ------------     -----------
                                                      525,689         470,367        1,257,647        4,263,652       4,660,702
                                                 ------------   -------------   --------------     ------------     -----------
Net Loss                                            ($440,837)      ($401,884)     ($1,154,740)     ($4,141,729)    ($4,557,710)
                                                 ============   =============   ==============     ============     ===========

Net Loss Per Share of Common Stock - Basic an
Diluted                                                 $0.00           $0.00            $0.00           ($0.02)         ($0.02)
                                                 ============   =============   ==============     ============     ===========
Weighted Average Number of  Common Shares
Outstanding                                       238,354,491     248,002,608      257,645,815      274,534,277     294,809,073
                                                 ============   =============   ==============     ============     ===========

--------------------------------
See notes to consolidated financial statements.


                           Selected Balance Sheet Data
                           ---------------------------


                                                                                         December 31
                                                  -----------------------------------------------------------------------------
                                                        1994            1995             1996             1997            1998
                                                       ------          ------           ------           ------          -----
Assets:
Current Assets:
    Cash and cash equivalents                        $211,203         $65,230          $61,396         $236,059        $924,420
    Investments                                         5,000         479,000        1,378,841        2,984,902         821,047
    Inventory                                             ---          18,091           19,729           19,729          19,729
    Other current assets                               10,163          12,967           16,081           20,240          29,818
                                                 ------------    ------------     ------------     ------------    ------------
Total current assets                                  226,366         575,288        1,476,047        3,260,930       1,795,014

Property and Equipment                                224,098         214,494          207,209          485,661       1,049,593
Other Assets                                            1,800           6,459           33,544          443,251         460,346
                                                 ------------    ------------     ------------     ------------    ------------
         Total assets                                $452,264        $796,241       $1,716,800       $4,189,842      $3,304,953

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and other                         $40,244         $14,651          $54,474         $375,606        $279,024
   Capital lease payable-current portion                  ---             ---              ---              ---          38,355
                                                 ------------    ------------     ------------     ------------    ------------
Total current liabilities                              40,244          14,651           54,474          375,606         317,379
                                                 ------------    ------------     ------------     ------------    ------------
Long-Term Debt:
    Convertible debenture, net                            ---             ---               --        2,384,793       1,457,919
    Capital lease payable-long term portion               ---             ---              ---              ---         167,380
                                                 ------------    ------------     ------------     ------------    ------------
Total Long-Term Debt                                      ---             ---              ---        2,384,793       1,625,299
                                                 ------------    ------------     ------------     ------------    ------------
   Deposit on securities purchase agreement               ---             ---              ---              ---         600,000
                                                 ------------    ------------     ------------     ------------    ------------
   Deposit on exercise of options                         ---             ---              ---              ---             ---
                                                 ------------    ------------     ------------     ------------    ------------

Stockholders' Equity:
Common stock, 1,000,000,000 shares                      2,416           2,512            2,671            2,779           2,964
of par value $0.00001 authorized, 301,340,183
and 296,422,907 shares issued and outstanding
   Additional paid-in capital                       3,704,517       4,475,875        7,003,351       10,512,767      14,325,076
   Subscription receivable                                ---             ---          (19,000)         (19,000)            ---
   Deficit accumulated during the development      (3,294,913)     (3,696,797)      (4,851,537)      (8,993,266)    (13,550,976)
stage
   Deferred compensation cost                            ----             ---         (473,159)         (73,837)        (14,769)
                                                 ------------    ------------     ------------     ------------    ------------
Total stockholders' equity                            412,020         781,590        1,662,326        1,429,443         762,295
                                                 ------------    ------------     ------------     ------------    ------------

Total liabilities and stockholders' equity           $452,264        $796,241       $1,716,800       $4,189,842      $3,304,953
                                                 ============    ============     ============     ============    ============

Shares outstanding at period end                  241,616,991     251,181,774      267,031,058      277,962,574     296,422,907
                                                 ============    ============     ============     ============    ============

---------------------
See notes to consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and the related Notes to Consolidated Condensed Financial Statements included in this Annual Report on Form 10-K/A. Certain amounts in the 1998 financial statements have been reclassified to conform to 1999 presentation. Specifically, certain expenses were reclassified from general and administrative to research and development expense and from depreciation and amortization to interest expense. In addition, the beneficial conversion feature associated with the debenture issued in connection with the Securities Purchase Agreement dated November 16, 1998 between Advanced Viral and RBB Bank has been charged to interest expense in its entirety as of November 16, 1998, rather than being amortized.

OVERVIEW

         Since our inception in July 1985, Advanced Viral Research Corp. has been engaged primarily in research and development activities. We have not yet generated significant operating revenues, and as of December 31, 1998 we had incurred a cumulative net loss of $13,550,976. Our ability to generate substantial operating revenue depends upon our success in gaining FDA approval for the commercial use and distribution of Reticulose. All of our research and development efforts have been devoted to the development of Reticulose.

         In order to commence clinical trials for regulatory approval of Reticulose in the United States, we must submit an IND with the FDA. Filings with foreign regulatory agencies are required to continue or begin new clinical trials outside the United States. We have recently contracted with GloboMax LLC of Hanover, Maryland to assist us in our preparation and filing of the IND with the FDA, and to otherwise assist us through the FDA process with the objective of obtaining full approval for the manufacture and commercial distribution of Reticulose in the United States. The IND will seek approval to conduct a study testing the effectiveness of Reticulose on human subjects with AIDS and other diseases. In the IND we intend to include, among other things:

         o        information on chemistry, laboratory and animal controls;

         o safety information for the initial study proposed to be conducted on humans; and

         o information assuring the identification, quality and purity of Reticulose and a description of the physical, chemical and microbiological characteristics of Reticulose.

         We believe that the IND will demonstrate the low rate of adverse reactions occurring in the use of Reticulose as a treatment of AIDS and other diseases, however, it is impossible to determine if or how much of the data from any ongoing studies will be considered useful by the FDA in considering the IND application, if it is ever filed. FDA approval to begin human clinical trials of Reticulose pursuant to an approved IND will require significant cash expenditures. Furthermore, Reticulose may never be approved for commercial distribution by any country.

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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

         During the fiscal years ended December 31, 1998 and 1997, we incurred losses of $4,557,710 and $4,141,729, respectively, compared to $1,154,740 in 1996. Our increased losses for the fiscal years ended December 31, 1998 and 1997 as compared with the fiscal year ended December 31, 1996 were attributable primarily to:

         General and Administrative Expenses. General and administrative expenses increased from $983,256 in 1996 to $1,681,436 and $1,420,427 in 1997 and 1998, respectively. The increase in general and administrative expense from 1996 to 1997 resulted from the amortization of deferred compensation costs of approximately $400,000 associated with options granted to non-employees and recorded as compensation expense in accordance with SFAS No. 123; and approximately $325,000 for Dr. Hirschman's salary during his first full year as President and Chief Executive Officer. The decrease in general and administrative expense from 1997 to 1998 resulted from the amortization of deferred compensation costs associated with options granted to non-employees and recorded as compensation expense ($340,000), and also from the fact that 50% of Dr. Hirschman's salary ($162,500) was accounted for as research and development expense in 1998. Non-employee compensation expense for the years ended 1996, 1997 and 1998 was $60,000, $420,000 and $460,000, respectively. The rental and operating costs associated with the Yonkers laboratory for the years ended 1996, 1997 and 1998 were charged to general and administrative expense as follows: $0, $57,000 and $315,000.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased from $255,660 in 1996, to $817,603 in 1997, to $1,659,456 in 1998, as
a result of approximately $500,000 in expenses associated with the Argentine testing agreements in 1997 and 1998, and the increased expenses in 1998 associated with the opening and maintenance of the Yonkers, New York laboratory associated with the employment of additional research professionals). The costs of personnel and laboratory supplies associated with the Yonkers laboratory for the years ended 1996, 1997 and 1998 were charged to research and development expense as follows: $0, $60,000 and $634,000.

         DEPRECIATION EXPENSE. Depreciation expense increased from $18,731 in 1996, $26,288 in1997 to $110,000 in 1998 as a result of the acquisition of furniture and equipment for the Yonkers office and laboratory.

         Interest Expense. Interest expense for the years ended 1996, 1997 and 1998 was approximately $0, $1,738,000 and $1,471,000, respectively. Included in interest expense for these periods was:

         o the beneficial conversion feature on certain convertible debentures of approximately $0, $1,553,000 and $836,000 for the years ended 1996, 1997 and 1998, respectively;

         o interest expense associated with certain convertible debentures of approximately $0, $29,000 and $95,000 for the years ended 1996, 1997 and 1998, respectively;

         o amortization of discount on certain warrants of approximately $0, $44,000 and $291,000 for the years ended 1996, 1997 and
                  1998, respectively; and

         o amortization of loan costs of approximately $0, $112,000 and $230,000 for the years ended 1996, 1997 and 1998, respectively.

         SALES. There were $656 and $2,278 in sales revenues in 1998 and 1997, respectively, compared to $24,111 in sales revenues for 1996. All sales revenues resulted from distributors purchasing Reticulose for testing purposes. The decrease in sales revenue from 1996 is due to the fact that in 1996, we sold ampules of Reticulose outside the United States to independent organizations solely for testing purposes. In 1997 and 1998, the majority of the research and development was conducted by our laboratory personnel, accordingly, sales to outside entities for testing purposes were nominal. Interest income was $102,043 and $111,845 in 1998 and 1997, respectively, compared to $46,796 in 1996. In 1998 and 1997, we collected $0 from the sale of territorial rights compared to $32,000 in 1996.

LIQUIDITY

YEARS ENDED DECEMBER 31, 1998 AND 1997

         As of December 31, 1998, we had current assets of $1,795,014, compared to $3,260,930 at December 31, 1997. We had total assets of $3,304,953 and $4,189,842 at December 31, 1998 and 1997, respectively. The decrease in current and total assets was primarily attributable to the use of investment capital to fund increased operating expenditures.

         During 1998, we used cash of $3,364,528 for operating activities, as compared to $2,179,780 in 1997. During 1998, we:

         o incurred non-cash expenses of approximately $230,000 and $291,000, respectively, relating to amortization of loan costs and discount on warrants relating to convertible debentures issued in 1997 and 1998;

         o incurred non-cash expenses of approximately $836,000 relating to amortization of deferred interest associated with the beneficial conversion feature of the 1997 and 1998 convertible debentures;

         o expended approximately $406,000 in professional and consulting fees;

         o        expended approximately $210,000 in laboratory supplies;

         o expended approximately $1,100,000 for payroll and related costs;

         During 1998, cash flows provided by investing and financing activities was primarily due to the sales of investments which were available from the proceeds of the issuance of the convertible debentures in 1997 and 1998 ($1,300,000). In addition, we expended approximately $675,000 for leasehold improvements and furniture and equipment at our Yonkers, New York office.

PROJECTED EXPENSES

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



                    GROSS          SECURITY      CONVERTIBLE /          CONVERSION PRICE /        MATURITY DATE /
DATE ISSUED         PROCEEDS       ISSUED        EXERCISABLE INTO       EXERCISE PRICE            EXPIRATION DATE
-----------         --------       ------        ----------------       --------------            ---------------
February 1997       $1,000,000     Debenture     6,675,982 shares       $0.15-0.20 per share      Fully converted
-------------------------------------------------------------------------------------------------------------------
                                   Warrants      535,134 shares         $0.288-0.864 per share    February 28, 2007
-------------------------------------------------------------------------------------------------------------------
August 1997         $3,000,000     Debenture     17,577,534 shares      $0.13-0.23 per share      Fully converted
-------------------------------------------------------------------------------------------------------------------
                                   Warrants      1,800,000 shares       $0.20-0.27 per share      August 30, 2007
-------------------------------------------------------------------------------------------------------------------
November 1998       $1,500,000     Debenture     8,601,707 shares (1)   $0.1744 per share (1)     October 31, 2008
-------------------------------------------------------------------------------------------------------------------
                                   Warrants      375,000 shares         $0.20 per share
-------------------------------------------------------------------------------------------------------------------
                                                 375,000 shares         $0.24 per share
-------------------------------------------------------------------------------------------------------------------
January 1999        $802,500       Shares        4,917,276              n/a                       n/a
-------------------------------------------------------------------------------------------------------------------
                                   Warrants      1,183,394 shares       $0.2040 per share         December 31,
                                                                                                 2003
-------------------------------------------------------------------------------------------------------------------
                                                 1,183,394 shares       $0.2448 per share
-------------------------------------------------------------------------------------------------------------------

(1) Assumes the full conversion of the debenture based on the average of the closing bid and ask prices of the common stock on March 30, 1999, as reported on the OTC Electronic Bulletin Board ($0.2422), and an applicable conversion price of $0.1744.

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

         In connection with the issuance of the convertible debenture, we issued to RBB two warrants to purchase common stock , each warrant entitling the holder to purchase, until October 31, 2008, 375,000 shares of the common stock. The exercise prices of the two warrants are $0.20 and $0.24 per warrant share, respectively. Each warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of March 31, 1999, none of such warrants had been exercised.

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

         In December 1998 pursuant to a securities purchase agreement, we sold 4,917,276 shares of common stock, and warrants to purchase an aggregate of 2,366,788 shares of common stock, including (x) two warrants to purchase an aggregate of 1,966,788 shares of common stock and (y) a finder's fee paid to Harborview Group consisting of two warrants to purchase an aggregate 400,000 shares of common stock, in a private offering transaction pursuant to Section 4(2) of the Securities Act, for an aggregate purchase price of $802,500, of which $600,000 was received on December 31, 1998, and $202,500 was received in January 1999. Two of the warrants entitle the holders to purchase 983,394 and 983,394 shares of common stock at exercise prices of $0.2040 and $0.2448 per share, respectively. The other two warrants entitle the holders to purchase 200,000 and 200,000 shares of common stock at exercise prices of $0.2040 and $0.2448 per share, respectively. All four warrants are exercisable at any time and from time to time until December 31, 2003. Each warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of March 31, 1999, none of such warrants had been exercised.
         The fair value of the warrants issued as of January 7, 1999, the date of issuance of the shares in connection with the securities purchase agreement, was estimated to be $494,000 ($0.0208 per warrant) based upon a financial analysis of the terms of such warrants using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 20%, and a risk free interest rate of 6% through the December 31, 2003 expiration date.

         If we do not obtain FDA or other approvals for Reticulose, we will have to obtain funds from the exercise of options and warrants, potential grants and/or additional equity. It is not likely that such funds will be available in any significant amount, if at all.

         We are currently expending approximately $300,000 per month, which expenses include salaries, rent, professional fees, license fees and taxes, research and development, and travel, principally between our two offices and our Bahamian facility, and anticipate that we can continue operations for at least nine months with our current liquid assets, including the proceeds from the recent sale of the convertible debenture and other securities if no stock options or warrants are exercised. If all of the stock options and warrants are exercised, we will receive net proceeds of approximately $8.4 million. Those proceeds will contribute to general and administrative and working capital and will permit us to substantially increase our budget for research and development and clinical trials and testing and to operate at significantly increased levels of operation, assuming Reticulose receives approvals and prospects for sales increase to justify such increased levels of operation, of which we cannot be certain. The recent prevailing market price for shares of common stock has from time to time been above the exercise prices of certain of the outstanding options and warrants. However, we cannot be certain that the recent trading levels will be sustained or that any additional options or warrants will be exercised. If less than 25% or none of the outstanding options and warrants are exercised, and we obtain no other additional financing, in order for us to achieve the level of operations contemplated by management, management anticipates that we will have to limit intentions to expand operations beyond current levels. We are currently seeking debt financing, licensing agreements, joint ventures and other sources of financing, but the likelihood of obtaining such financing on favorable terms, if at all, is small. Furthermore, we cannot predict whether or when any of our distributors will ever obtain regulatory approvals to test or market Reticulose in any territory and generate revenue for our company. Management anticipates that they will have to defer their salaries if financing is not available in order to continue operations,. Management does not believe that, at present, debt or equity financing will be readily obtainable on favorable terms unless and until FDA approval for phase I clinical testing is granted or comparable approval is obtained from another developed or developing country. Because of the large uncertainties involved in the FDA approval process for commercial drug use on humans, we cannot predict when or if we will ever be able to sell Reticulose commercially.

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

ITEM 8.           FINANCIAL STATEMENTS

         The Independent Auditors' Report, Consolidated Financial Statements and Notes to Consolidated Financial Statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                                     PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Our directors and executive officers and further information concerning them are as follows:

NAME                                    AGE        POSITION
----                                    ---        --------
Shalom Z. Hirschman, M.D.                63        President, Chief Executive Officer,
                                                   Chief Scientific Officer, Director
Bernard Friedland                        73        Chairman of the Board of Directors

William Bregman                          77        Vice President, Secretary, Treasurer,
                                                   Director
Louis J. Silver                          70        Director


         Shalom Z. Hirschman, M.D., President, Chief Executive Officer and a director since October 1996, was Director of the Division of Infectious Diseases and Professor of Medicine at Mount Sinai School of Medicine, New York, New York, from May 1969 until October 1996.

         Bernard Friedland, Chairman of the Board since May 1987, director since July 1985 and President and Chief Executive Officer from September 1985 until October 1996, was employed by Key, Inc. for 29 years, until March 1, 1986, in the Research and Development and Quality Assurance Departments in
Pharmaceuticals, Pharmacology, and Canceantimetabolites.

         William Bregman, director since July 1985 and Secretary-Treasurer since September 1985, was Vice President from September 1985 until May 1987 and Vice President and Secretary of our subsidiary, Advance Viral Research, Ltd., from August 1984 until July 1989.

         Louis J. Silver, director since May 1992, has been self-employed as a free-lance bookkeeper and auditor since 1985. Mr. Silver previously served as a member of the board of directors during the periods from May 1987 to July 1987.

         Bernard Friedland and William Bregman may be deemed a "parent" and "promoter" as those terms as defined in the rules and regulations promulgated under the Securities Act. Directors are elected to serve until the next annual meeting of shareholders and until their successors have been elected and have qualified.

ITEM 11.          EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

         The arrangement for director compensation is $150 for each meeting of the board of directors attended, which has not in fact been paid within at least the last three years.

EXECUTIVE OFFICER COMPENSATION

         Other than Dr. Hirschman, none of our directors, officers or employees received salary and bonus exceeding in the aggregate $100,000 in the years ended December 31, 1998, 1997 or 1996. The following Summary Compensation Table sets forth the information concerning compensation for services in all capacities awarded to, earned by or paid to the named executive officers for the years ended December 1998, 1997 and 1996.




                                            Summary Compensation Table


                                                                                                   Long Term
                                                   Annual Compensation                        Compensation Awards
                                         ------------------------------------------      Securities
                                                                                        Underlying         All Other
Name and                                                             Other Annual         Options/       Compensation
Principal Position              Year        Salary        Bonus    Compensation (1)       Sars (3)            (4)
------------------              ----     ---------        -----    ----------------       --------            ---
Shalom Z. Hirschman, M.D.,      1998     $325,000      $0           $12,288              23,000,000       $4,316
President, Chief Executive
Officer and Chief Scientific    1997     $325,000      $43,000      $14,604              0                $3,956
Officer since October 1996 and
consultant from May 24, 1995
until October 1996.             1996     $68,750(2)    $0           $ 4,825              15,000,000       $4,316


Bernard Friedland, President    1998     -             -            -                    -                -
and Chief Executive Officer
through October 13, 1996        1997     -             -            -                    -                -

                                1996     $35,000       -            $6,500               -                -

--------------------------------
(1) Other Annual Compensation for Dr. Hirschman and Mr. Friedland include medical insurance premiums paid by us on his behalf, and aggregate incremental cost to us of Dr. Hirschman's automobile lease, gas, oil, repairs and maintenance.
(2) Under the Hirschman employment agreement described under "-EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS," Dr. Hirschman's annual salary as President and Chief Executive Officer (among other titles) is $325,000.
(3) Includes all options granted during fiscal years shown. No stock appreciation rights were granted with any options.
(4) The dollar value of insurance premiums paid by, or on behalf of, us with respect to term life insurance for the benefit of Dr. Hirschman.

         In February 1998, we granted Dr. Hirschman options to acquire 23,000,000 shares of common stock, the exerciseability of which is subject to conditions precedent. In October 1999, we granted Mr. Gallantar options to acquire 4,547,880 shares of common stock, exercisable in one third increments on October 1, 2000, 2001, and 2002, until October 1, 2009. No other stock options were granted to the named executive officers during 1998. Other than Dr. Hirschman's and Mr. Gallantar's stock options, we currently have outstanding:

         o Three warrants to purchase 178,378 shares of common stock at exercise prices of $0.288, $0.576 and $0.864 per warrant share, respectively;

         o Three warrants to purchase 600,000 shares of common stock,$0.20, $0.23 and $0.27 per warrant share, respectively;

         o Two warrants to purchase 375,000 and 375,000 shares of common stock at exercise prices of $0.20 and $0.24 per warrant share, respectively;

         o Four warrants to purchase 983,394, 983,394, 200,000 and 200,000 shares of common stock at exercise prices of $0.2040, $0.2448, $0.2040, and $0.2448 per warrant share, respectively; and

         o Two warrants to purchase 463,264 and 463,264 shares of common stock at exercise prices of $0.324 and $0.378 per warrant share, respectively; and

         o Twenty warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $0.2461 per warrant share; and

         o options to acquire 12,165,415 shares of the common stock, none of which are beneficially owned by directors, officers or employees of Advanced Viral.

         The following table sets forth certain summary information concerning exercised and unexercised options to purchase our common stock as of December 31, 1998 held by the named executive officers. No options were exercised during the year ended December 31, 1998 by the named executive officers.

                                          Aggregated Option Exercises in
                                    Last Fiscal Year and Year-end Option Values
                                    -------------------------------------------

                                                             Number of Securities       Value of Unexercised In-the-
                                Shares                      Underlying Unexercised            Money Options At
                              Acquired On     Value       Options At Fiscal Year-end           Fiscal Year-end
Name                         Exercise (#)  Realized (1)    Exercisable/unexercisable      Exercisable/unexercisable
----                         ------------  ------------    -------------------------      -------------------------
Shalom Z. Hirschman, M.D.          0            $0          16,100,000 / 23,000,000         $267,800 / $0 (2)(3)
Bernard Friedland                  0            $0                   0 / 0                         $0 / $0

--------------------------------
(1) The difference between the average of the high and low bid prices per share of the common stock as reported by the Bulletin Board on the date of exercise, and the exercise or base price.

(2) The difference between the average of the high and low bid prices per share of the common stock as reported by the Bulletin Board on December 31, 1998, $0.218, and the exercise or base price.

(3) As of December 31, 1998, Dr. Hirschman held options to purchase 4,100,000 shares of common stock at $0.18 per share, 4,000,000; shares of common stock at $0.19 per share; 4,000,000 shares of common stock at $0.27 per share; and 4,000,000 shares of common stock at $0.36 per share, all of which are currently exercisable. In addition, Dr. Hirschman held options to purchase 23,000,000 shares of common stock at $0.27 per share which become exercisable through February 2008 upon the earlier to occur of the day an IND number is obtained from and approved by the FDA so that human research may be conducted using Reticulose, the occurrence of a change in control, or the execution of an agreement relating to co-marketing pursuant to which one or more third parties commit to make payments to Advanced Viral of at least $15 million.


EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND
CHANGE-IN-CONTROL ARRANGEMENTS

HIRSCHMAN EMPLOYMENT AGREEMENT

         Pursuant to an Amended and Restated Employment Agreement dated as of July 8, 1998 between Advanced Viral and Dr. Hirschman, we employ Dr. Hirschman on a full business time basis as our President, Chief Executive Officer, Chief Scientific Officer and Chairman of our Scientific Advisory Board, with duties including supervising our day-to-day operations, including management of scientific, medical, financial, regulatory and corporate matters, establishing appropriate laboratory, executive and other facilities on our behalf, and raising additional capital on our behalf. The agreement includes an agreement that Dr. Hirschman will be nominated as a director for the duration of Dr. Hirschman's employment with us under the agreement, and voting agreements regarding the election of Messrs. Friedland, Bregman and Dr. Hirschman as directors. See "Principal Shareholders."

         Pursuant to the agreement, the term of Dr. Hirschman's employment continues until December 31, 2000 and will continue for one year periods thereafter unless either we or Dr. Hirschman gives the other notice at least two years in advance that such one year automatic extension shall be vitiated. If the agreement is terminated by us for cause, we may cancel all unvested stock options, benefits under stock bonus plans and stock appreciation rights ("SARs") granted to Dr. Hirschman. If the agreement is terminated by Dr. Hirschman for cause, we are required to pay to Dr. Hirschman his annual salary and employee benefits through the remainder of the then current term.

         Pursuant to the agreement, Dr. Hirschman receives an annual salary of $325,000, payable in equal biweekly installments. The agreement also entitles Dr. Hirschman to a major medical insurance policy, disability policy and dental policy insurance to Dr. Hirschman and his dependents that is reasonably acceptable to the parties, and a term life insurance policy at least in the amount of $1,000,000, with a beneficiary to be designated by Dr. Hirschman. The agreement further provides that we shall:

         o take such action as may be necessary to permit Dr. Hirschman to be entitled to participate in stock option, stock bonus or similar plans (including plans for SARs) as are established by us;

         o lease or purchase for Dr. Hirschman, at his discretion, an automobile selected and to be used by him, having a list price not in excess of $40,000, and pay for all gas, oil, repairs and maintenance, as well as the lease or purchase payments, as applicable, in connection with the automobile;

        o reimburse Dr. Hirschman for all of his proven expenses incurred in and about the course of his employment that are deductible under the current tax law, including, among other expenses, his license fees, membership dues in professional organizations, subscriptions to professional journals, necessary travel, hotel and entertainment expenses incurred in connection with overnight, out-of-town trips that contribute to the benefit of us in the reasonable determination of Dr. Hirschman, and all other expenses that may be pre-approved by our board of directors; and

         o provide not less than four weeks paid vacation annually and such paid sick or other leave as we provide to all of our employees.

The agreement also provides for the payment of $100,000 to Dr. Hirschman on the date we obtain an IND number from the FDA so that Reticulose may be tested on humans, so long as such IND number is obtained while Dr. Hirschman is employed by us.

         The agreement further provides that Dr. Hirschman is not authorized, without the express written consent of the board of directors and other than in the ordinary course of business, to pledge the credit of Advanced Viral or any of our other employees, to bind us, to release or discharge any debt due us unless we have received payment in full, or to dispose (as collateral or otherwise) of all or substantially all of our assets.

         Dr. Hirschman has agreed that he will assign to us all patents he develops which result from his knowledge acquired while performing his duties under the agreement, and that, if his employment under the agreement is terminated by us "for cause" or by Dr. Hirschman otherwise than "for cause," as specified in that agreement, he will not, directly or indirectly, compete with us for three years after termination or solicit our employees to leave our employ for one year after termination.

         Pursuant to the execution of the agreement, we ratified a $100,000 bonus payment made to Dr. Hirschman in February 1998 and the February 1998 grant to Dr. Hirschman of options to acquire 23,000,000 shares of common stock exercisable at any time and from time to time through February 2008 at $0.27 per share commencing upon:

         o the day an IND number is obtained from and approved by the FDA so that human research may be conducted using Reticulose;

         o        the occurrence of a change in control; or

         o the execution of an agreement relating to co-marketing pursuant to which one or more third parties commit to make payments to us of at least $15 million.

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



                         5 YEAR CUMULATIVE TOTAL RETURN


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


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth as at March 31, 1999, certain information regarding the beneficial ownership of the Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding voting securities; (ii) each of the Company's directors and named executive offic4ers; and (iii) all directors of the Company as a group:

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

(1) The persons named in this table have sole voting power with respect to all shares shown as beneficially owned by them, except as indicated in other footnotes to this table. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after March 31, 1999, are deemed outstanding. According to American Stock Transfer & Trust Company, the transfer agent for the Common Stock, 301,340,183 shares of the Common Stock were outstanding as of the close of business on March 31, 1999.
(2) Includes shares which may be acquired pursuant to options to purchase Common Stock exercisable within 60 days after March 31, 1999.
(3) The Employment Agreement provides that Messrs. Friedland and Bregman, during the term of Dr. Hirschman's employment under that agreement, shall vote all shares of the Common Stock owned or voted by them in favor of Dr. Hirschman as a director of the Company. That agreement, however, does not restrict or otherwise limit their right to sell their shares to third parties without restriction. The Employment Agreement also provides that Dr. Hirschman, during that term, shall take no action which shall preclude Messrs. Friedland and Bregman from being nominees as directors of the Company and that Dr. Hirschman shall vote all shares of the Common Stock owned or voted by him in favor of Messrs. Friedland and Bregman as directors of the Company. See "- Employment Contracts, Termination of Employment and Change-in-Control Arrangements."
(4) Includes (i) 1,000,000 shares of the Common Stock owned by Mr. Friedland and Beth Friedland, his daughter, as joint tenants, (ii) 20,000,000 shares owned by Mr. Friedland and Shirley Friedland, his spouse, as joint tenants, and (iii) 600,000 shares owned the B&SD Friedland Foundation, a not-for-profit foundation controlled by Mr. Friedland. Does not include 15,000 shares owned by Shirley Friedland as to which Mr. Friedland disclaims beneficial ownership.
(5) Includes (i) 22,823,125 shares held in a trust for which Mr. Bregman is the sole trustee and sole beneficiary; (ii) 70,000 shares owned by Carol Bregman, his daughter; (iii) 73,000 shares owned by Janet Berlin, his daughter, (iv) 70,000 shares owned by Forest Berlin, his grandson, and (v) 70,000 shares owned by Jessica Berlin, his granddaughter.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For the past three fiscal years, there were no material transactions between the Company and any of its officers or directors which involved $60,000 or more.

ITEM 14.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report

         1.       Financial Statements

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December __, 1999                     ADVANCED VIRAL RESEARCH CORP.
                                            (Registrant)


                                            By:/s/ Shalom Z. Hirschman, M.D.
                                            --------------------------------
                                            Shalom Z. Hirschman, M.D., President
                                            and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: December __, 1999                     By:/s/ Shalom Z. Hirschman, M.D.
                                               ---------------------------------------
                                            Shalom Z. Hirschman, M.D., President
                                            and Chief Executive Officer and Director


Date: December __, 1999                     By:/s/ Bernard Friedland
                                               ---------------------------------------
                                            Bernard Friedland, Chairman of the Board
                                            and Director


Date: December __, 1999                     By:/s/ William Bregman
                                            ------------------------------------------
                                            William Bregman, Secretary -
                                            Treasurer, Director

Date: December __, 1999                     By:/s/ Louis J. Silver
                                            ------------------------------------------
                                            Louis J. Silver, Director


Date: December __, 1999                     By:/s/ Alan Gallantar
                                            ------------------------------------------
                                            Principal Financial and Accounting Officer


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


CONSOLIDATED FINANCIAL STATEMENTS

    Balance Sheets, December 31, 1998 and 1997                                                                       F-2

    Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996 and from
        Inception (February 20, 1984) to December 31, 1998                                                           F-3

    Statements of Stockholders' Equity from Inception (February 20, 1984) to December 31, 1998                       F-4

    Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996 and from
        Inception (February 20, 1984) to December 31, 1998                                                          F-10

    Notes to Consolidated Financial Statements                                                                      F-12



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

As described in Note 14 to the financial statements, the Company has restated certain amounts in the 1998 and 1997 financial statements to record the amortization of the beneficial conversion feature associated with the November Debenture based on the date the debenture first became convertible, to reclassify certain expenses initially recorded as general and administrative expenses to research and development costs, and to reclassify amortization of debt issuance costs as interest expense.


                                             RACHLIN COHEN & HOLTZ LLP
Miami, Florida
February 11, 1999

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997


                                                                  1998            1997
                                                                  ----            ----
                                                               (Restated)
                                ASSETS
                                ------
Current Assets:
   Cash and cash equivalents                                 $    924,420    $    236,059
   Investments                                                    821,047       2,984,902
   Inventory                                                       19,729          19,729
   Other current assets                                            29,818          20,240
                                                             ------------    ------------
         Total current assets                                   1,795,014       3,260,930

Property and Equipment                                          1,049,593         485,661

Other Assets                                                      460,346         443,251
                                                             ------------    ------------
         Total assets                                        $  3,304,953    $  4,189,842
                                                             ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
Current Liabilities:
   Accounts payable and accrued liabilities                  $    279,024    $    375,606
   Current portion of capital lease obligation                     38,335              --
                                                             ------------    ------------
         Total current liabilities                                317,359         375,606
                                                             ------------    ------------

Long-Term Liabilities:
   Convertible debenture, net                                   1,457,919       2,384,793
   Capital lease obligation - long-term portion                   167,380              --
                                                             ------------    ------------
        Total long-term liabilities                             1,625,299       2,384,793
                                                             ------------    ------------

Deposit on Securities Purchase Agreement                          600,000              --
                                                             ------------    ------------

Commitments and Contingencies                                          --              --

Stockholders' Equity:
   Common stock; 1,000,000,000 shares of $.00001 par value
      authorized, 296,422,907 and 277,962,574
      shares issued and outstanding                                 2,964           2,779
   Additional paid-in capital                                  14,325,076      10,512,767
   Deficit accumulated during the development stage           (13,550,976)     (8,993,266)
   Subscription receivable                                             --         (19,000)
   Deferred compensation cost                                     (14,769)        (73,837)
                                                             ------------    ------------
         Total stockholders' equity                               762,295       1,429,443
                                                             ------------    ------------
         Total liabilities and stockholders' equity          $  3,304,953    $  4,189,842
                                                             ============    ============

                 See notes to consolidated financial statements


                                              ADVANCED VIRAL RESEARCH CORP.
                                              (A Development Stage Company)

                                          CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                    Inception
                                                                                  (February 20,
                                            Year Ended December 31,                 1984) to
                                            -----------------------                December 31,
                                     1998             1997            1996             1998
                                     ----             ----            ----             ----
                                  (Restated)       (Restated)                       (Restated)
Revenues:
   Sales                        $         656    $       2,278    $      24,111    $     194,975
   Interest                           102,043          111,845           46,796          559,297
   Other income                           293            7,800           32,000          120,093
                                -------------    -------------    -------------    -------------
                                      102,992          121,923          102,907          874,365
                                -------------    -------------    -------------    -------------

Costs and Expenses:
   Research and development         1,659,456          817,603          255,660        3,583,467
   General and administrative       1,420,427        1,681,436          983,256        7,315,337
   Depreciation                       110,120           26,288           18,731          315,348
   Interest                         1,470,699        1,738,325               --        3,211,189
                                -------------    -------------    -------------    -------------
                                    4,660,702        4,263,652        1,257,647       14,425,341
                                -------------    -------------    -------------    -------------

Net Loss                        $  (4,557,710)   $  (4,141,729)   $  (1,154,740)   $ (13,550,976)
                                =============    =============    =============    =============

Net Loss Per Share of Common
   Stock - Basic and Diluted    $       (0.02)      $ (0.02) $             (.00)
                                =============    =============    =============

Weighted Average Number of
   Common Shares Outstanding      294,809,073      274,534,277      257,645,815
                                =============    =============    =============

                 See notes to consolidated financial statements


                                                                ADVANCED VIRAL RESEARCH CORP.
                                                                (A Development Stage Company)

                                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 1998

                                                                                                                        Deficit
                                                                         Common Stock                                 Accumulated
                                                               Amount    ------------                  Additional      during the
                                                                Per                                     Paid-In        Development
                                                               Share        Shares        Amount        Capital           Stage
                                                               -----        ------        ------        -------           -----
Balance, inception (February 20, 1984) as previously reported                     --    $       1,000    $          --    $ (1,000)

Adjustment for pooling of interests                                               --           (1,000)           1,000          --
                                                                       -------------    -------------    -------------    --------

Balance, inception, as restated                                                   --               --            1,000      (1,000)

   Net loss, period ended December 31, 1984                                       --               --               --     (17,809)
                                                                       -------------    -------------    -------------    --------

Balance, December 31, 1984                                                        --               --            1,000     (18,809)

   Issuance of common stock for cash                          $  .00     113,846,154            1,138              170          --
   Net loss, year ended December 31, 1985                                         --               --               --     (25,459)
                                                                       -------------    -------------    -------------    --------

Balance, December 31, 1985                                               113,846,154            1,138            1,170     (44,268)

   Issuance of common stock - public offering                    .01      40,000,000              400          399,600          --
   Issuance of underwriter's warrants                                             --               --              100          --
   Expenses of public offering                                                    --               --         (117,923)         --
   Issuance of common stock, exercise of "A" warrants            .03         819,860                9           24,587          --
   Net loss, year ended December 31, 1986                                         --               --               --    (159,674)
                                                                       -------------    -------------    -------------    --------

Balance, December 31, 1986                                               154,666,014            1,547          307,534    (203,942)
                                                                       -------------    -------------    -------------    --------

                 See notes to consolidated financial statements

                                                                ADVANCED VIRAL RESEARCH CORP.
                                                                (A Development Stage Company)

                                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                         (Continued)

                                                      INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 1998

                                                                                                                   Deficit
                                                                       Common Stock                              Accumulated
                                                            Amount     ------------               Additional      during the
                                                              Per                                  Paid-In       Development
                                                             Share        Shares       Amount      Capital          Stage
                                                             -----        ------       ------      -------          -----
Balance, December 31, 1986                                            154,666,014   $     1,547   $   307,534    $  (203,942)

   Issuance of common stock, exercise of "A" warrants   $       .03    38,622,618           386      1,158,321            --
   Expenses of stock issuance                                                  --            --       (11,357)            --
   Acquisition of subsidiary for cash                                          --            --       (46,000)            --
   Cancellation of debt due to stockholders                                    --            --        86,565             --
   Net loss, period ended December 31, 1987                                    --            --            --       (258,663)
                                                                      -----------   -----------    -----------  ------------

Balance, December 31, 1987                                            193,288,632         1,933     1,495,063       (462,605)

   Net loss, year ended December 31, 1988                                      --            --            --       (199,690)
                                                                      -----------   -----------    -----------  ------------

Balance, December 31, 1988                                            193,288,632         1,933     1,495,063       (662,295)

   Net loss, year ended December 31, 1989                                      --            --            --       (270,753)
                                                                      -----------   -----------    -----------  ------------

Balance, December 31, 1989                                            193,288,632         1,933     1,495,063       (933,048)

   Issuance of common stock, expiration of redemption           .05     6,729,850            67        336,475            --
      offer on "B" warrants
   Issuance of common stock, exercise of "B" warrants           .05       268,500             3         13,422            --
   Issuance of common stock, exercise of "C" warrants           .08        12,900            --          1,032            --
   Net loss, year ended December 31, 1990                                      --            --            --       (267,867)
                                                                      -----------   -----------    -----------  ------------

Balance, December 31, 1990                                            200,299,882         2,003     1,845,992     (1,200,915)
                                                                      -----------   -----------    -----------  ------------

                 See notes to consolidated financial statements

                                                               ADVANCED VIRAL RESEARCH CORP.
                                                                (A Development Stage Company)

                                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                         (Continued)

                                                     INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 1998

                                                                                                                          Deficit
                                                                             Common Stock                               Accumulated
                                                                  Amount     ------------                Additional      during the
                                                                   Per                                    Paid-In       Development
                                                                  Share      Shares         Amount        Capital          Stage
                                                                  -----      ------        ------         -------          -----
Balance, December 31, 1990                                                    200,299,882   $ 2,003    $ 1,845,992     $ (1,200,915)

   Issuance of common stock, exercise of "B" warrants             $  .05           11,400        --            420               --
   Issuance of common stock, exercise of "C" warrants                .08            2,500        --            200               --
   Issuance of common stock, exercise of underwriters warrants      .012        3,760,000        38         45,083               --
   Net loss, year ended December 31, 1991                                              --        --             --         (249,871)
                                                                            -------------  --------   -------------    -------------

Balance, December 31, 1991                                                    204,073,782     2,041      1,891,695       (1,450,786)

   Issuance of common stock, for testing                           .0405       10,000,000       100        404,900               --
   Issuance of common stock, for consulting services                .055          500,000         5         27,495               --
   Issuance of common stock, exercise of "B" warrants                .05        7,458,989        75        372,875               --
   Issuance of common stock, exercise of "C" warrants                .08        5,244,220        52        419,487               --
   Expenses of stock issuance                                                                               (7,792)
   Net loss, year ended December 31, 1992                                              --        --             --         (839,981)
                                                                            -------------  --------   -------------    -------------

Balance, December 31, 1992                                                    227,276,991     2,273      3,108,660       (2,290,767)

   Issuance of common stock, for consulting services                .055          500,000         5         27,495               --
   Issuance of common stock, for consulting services                 .03        3,500,000        35        104,965               --
   Issuance of common stock, for testing                            .035        5,000,000        50        174,950               --
   Net loss, year ended December 31, 1993                                              --        --             --         (563,309)
                                                                            -------------  --------   -------------    -------------

Balance, December 31, 1993                                                    236,276,991     2,363      3,416,070       (2,854,076)
                                                                            -------------  --------   -------------    -------------

                 See notes to consolidated financial statements


                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 1998


                                                                                                              Deficit
                                                             Common Stock                                  Accumulated
                                                     Amount  ------------            Additional             during the    Deferred
                                                       Per                            Paid-In  Subscription Development Compensation
                                                      Share    Shares       Amount    Capital   Receivable     Stage        Cost
                                                      -----    ------       ------    -------   ----------     -----        ----
Balance, December 31, 1993                                   236,276,991  $ 2,363  $ 3,416,070    $--    $ (2,854,076)      $--

   Issuance of common stock, for consulting services  $ .05    4,750,000       47      237,453     --              --        --
   Issuance of common stock, exercise of options        .08      400,000        4       31,996     --              --        --
   Issuance of common stock, exercise of options        .10      190,000        2       18,998     --              --        --
   Net loss, year ended December 31, 1994                             --       --           --     --         (440,837)      --
                                                            ------------  -------  ----------- ------     ------------    -----

Balance, December 31, 1994                                   241,616,991    2,416    3,704,517     --      (3,294,913)       --
                                                                                                   --
   Issuance of common stock, exercise of options        .05    3,333,333       33      166,633     --               -        --
   Issuance of common stock, exercise of options        .08    2,092,850       21      167,407     --               -        --
   Issuance of common stock, exercise of options        .10    2,688,600       27      268,833     --               -        --
   Issuance of common stock, for consulting services    .11    1,150,000       12      126,488     --               -        --
   Issuance of common stock, for consulting services    .14      300,000        3       41,997     --               -        --
   Net loss, year ended December 31, 1995                             --       --           --     --         (401,884)      --
                                                            ------------  -------  ----------- ------     ------------    -----

Balance, December 31, 1995                                   251,181,774    2,512    4,475,875     --       (3,696,797)      --
                                                            ------------  -------  ----------- ------     ------------    -----


                 See notes to consolidated financial statements


                                                                   ADVANCED VIRAL RESEARCH CORP.
                                                                   (A Development Stage Company)

                                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                            (Continued)

                                                        INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 1998


                                                                                                              Deficit
                                                          Common Stock                                      Accumulated
                                                  Amount  ------------           Additional                 during the    Deferred
                                                    Per                            Paid-In   Subscription   Development Compensation
                                                   Share     Shares       Amount   Capital    Receivable       Stage        Cost
                                                   -----     ------       ------   -------    ----------       -----        ----
Balance, December 31, 1995                               251,181,774   $ 2,512    $ 4,475,$75        --    $ (3,696,797)   $     --

   Issuance of common stock, exercise of options     .05   3,333,334        33        166,634        --              --          --
   Issuance of common stock, exercise of options     .08   1,158,850        12         92,696        --              --          --
   Issuance of common stock, exercise of options     .10   7,163,600        72        716,288        --              --          --
   Issuance of common stock, exercise of options     .11     170,000         2         18,698        --              --          --
   Issuance of common stock, exercise of options     .12   1,300,000        13        155,987        --              --          --
   Issuance of common stock, exercise of options     .18   1,400,000        14        251,986        --              --          --
   Issuance of common stock, exercise of options     .19     500,000         5         94,995        --              --          --
   Issuance of common stock, exercise of options     .20     473,500         5         94,695        --              --          --
   Issuance of common stock, for services rendered   .50     350,000         3        174,997        --              --          --
   Options granted                                                --        --        760,500        --              --    (473,159)
   Subscription receivable                                        --        --             --   (19,000)             --          --
   Net loss, year ended December 31, 1996                         --        --             --        --      (1,154,740)         --
                                                        ------------   -------   ------------  --------    ------------    --------

Balance, December 31, 1996                               267,031,058     2,671      7,003,351   (19,000)     (4,851,537)   (473,159)
                                                        ------------   -------   ------------  --------    ------------    --------


                 See notes to consolidated financial statements




                                                                   ADVANCED VIRAL RESEARCH CORP.
                                                                   (A Development Stage Company)

                                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                            (Continued)

                                                       INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 1998


                                                                                                              Deficit
                                                             Common Stock                                   Accumulated
                                                   Amount    ------------         Additional                 during the    Deferred
                                                    Per                           Paid-In     Subscription  Development Compensation
                                                   Share    Shares       Amount   Capital      Receivable      Stage        Cost
                                                   -----    ------       ------   -------      ----------      -----        ----
Balance, December 31, 1996                               267,031,058   $ 2,671   $  7,003,351   $ (19,000) $ (4,851,537) $ (473,159)

   Issuance of common stock, exercise of options     .08   3,333,333        33        247,633          --            --          --
   Issuance of common stock, conversion of debt      .20   1,648,352        16        329,984          --            --          --
   Issuance of common stock, conversion of debt      .15     894,526         9        133,991          --            --          --
   Issuance of common stock, conversion of debt      .12   2,323,580        23        269,977          --            --          --
   Issuance of common stock, conversion of debt      .15   1,809,524        18        265,982          --            --          --
   Issuance of common stock, conversion of debt      .16     772,201         8        119,992          --            --          --
   Issuance of common stock, for services rendered   .41      50,000        --         20,500          --            --          --
   Issuance of common stock, for services rendered   .24     100,000         1         23,999          --            --          --
   Beneficial conversion feature, February debenture              --        --        413,793          --            --          --
   Beneficial conversion feature, October debenture               --        --      1,350,000          --            --          --
   Warrant costs, February debenture                              --        --         37,242          --            --          --
   Warrant costs, October debenture                               --        --        291,555          --            --          --
   Amortization of deferred compensation cost                     --        --             --          --            --     399,322
   Imputed interest on convertible debenture                      --        --          4,768          --            --          --
   Net loss, year ended December 31, 1997                         --        --             --          --    (4,141,729)         --
                                                        ------------   -------   ------------   ---------  ------------  ----------

Balance, December 31, 1997                               277,962,574     2,779     10,512,767     (19,000)   (8,993,266)    (73,837)
                                                        ------------   -------   ------------   ---------  ------------  ----------

                 See notes to consolidated financial statements



                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 1998


                                                                                                            Deficit
                                                              Common Stock                                Accumulated
                                                      Amount  ------------        Additional               during the    Deferred
                                                        Per                        Paid-In   Subscription  Development Compensation
                                                       Share    Shares   Amount    Capital    Receivable      Stage        Cost
                                                       -----    ------   ------    -------    ----------      -----        ----
Balance, December 31, 1997                                 277,962,574 $  2,779 $ 10,512,767  $    (19,000) $ (8,993,266) $ (73,837)

   Issuance of common stock, exercise of options       .12     295,000        3       35,397            --            --         --
   Issuance of common stock, exercise of options       .14     500,000        5       69,995            --            --         --
   Issuance of common stock, exercise of options       .16     450,000        5       71,995            --            --         --
   Issuance of common stock, exercise of options       .20      10,000       --        2,000            --            --         --
   Issuance of common stock, exercise of options       .26     300,000        3       77,997            --            --         --
   Issuance of common stock, conversion of debt        .13   1,017,011       10      132,990            --            --         --
   Issuance of common stock, conversion of debt        .14   2,512,887       25      341,225            --            --         --
   Issuance of common stock, conversion of debt        .15   5,114,218       51      749,949            --            --         --
   Issuance of common stock, conversion of debt        .18   1,491,485       15      274,985            --            --         --
   Issuance of common stock, conversion of debt        .19   3,299,979       33      619,967            --            --         --
   Issuance of common stock, conversion of debt        .22   1,498,884       15      335,735            --            --         --
   Issuance of common stock, conversion of debt        .23   1,870,869       19      424,981            --            --         --
   Issuance of common stock, for services rendered     .21     100,000        1       20,999            --            --         --
   Beneficial conversion feature, November debenture                                                                        625,000
   Warrant costs, November debenture                                                                                         48,094
   Amortization of deferred compensation cost                       --       --           --            --            --     59,068
   Write off of subscription receivable                             --       --      (19,000)       19,000            --         --
   Net loss, year ended December 31, 1998, as Restated              --       --           --            --    (4,557,710)        --
                                                          ------------ -------- ------------  ------------  ------------  ---------

Balance, December 31, 1998, as Restated                    296,422,907    2,964 $ 14,325,076  $         --  $(13,550,976) $ (14,769)
                                                          ============ ======== ============  ============  ============  =========

                 See notes to consolidated financial statements




                                               ADVANCED VIRAL RESEARCH CORP.
                                               (A Development Stage Company)

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                               Inception
                                                                                                             (February 20,
                                                                                                               1984) to
                                                                           Year Ended December 31,           December 31,
                                                                      1998          1997          1996           1998
                                                                      ----          ----          ----           ----
                                                                   (Restated)    (Restated)                   (Restated)
Cash Flows from Operating Activities:
   Net loss                                                       $ (4,557,710)   $ (4,141,729)   $ (1,154,740)   $(13,550,976)
                                                                  ------------    ------------    ------------    ------------
   Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation                                                  110,120          26,288          18,731         315,348
         Amortization of debt issue costs                              229,978         111,957              --         341,935
         Amortization of deferred interest cost on beneficial
            conversion feature                                         835,951       1,552,842              --       2,388,718
         Amortization of discount on warrants                          290,297              --              --         290,297
         Amortization of deferred compensation cost                     59,068         399,322         287,341         745,731
         Loss on sale of property and equipment                             --           1,425              --           1,425
         Issuance of common stock for services                          21,000          44,500         175,000       1,437,500
         Imputed interest on convertible debenture                          --           4,768              --           4,768
         Changes in operating assets and liabilities:
            Increase in other current assets                            (9,578)         (4,159)         (3,114)        (29,818)
            Increase in inventory                                           --              --          (1,638)        (19,729)
            Increase in other assets                                  (247,072)       (496,126)        (27,085)       (776,742)
            Increase (decrease) in accounts payable and
               accrued liabilities                                     (96,582)        328,932          39,823         285,224
            Decrease in customer deposits                                   --          (7,800)             --          (7,800)
                                                                  ------------    ------------    ------------    ------------
               Total adjustments                                     1,193,182       1,961,949         489,058       4,976,857
                                                                  ------------    ------------    ------------    ------------
               Net cash used by operating activities                (3,364,528)     (2,179,780)       (665,682)     (8,574,119)
                                                                  ------------    ------------    ------------    ------------

Cash Flows from Investing Activities:
   Purchase of investments                                            (915,047)     (3,651,676)     (1,247,256)     (6,292,979)
   Proceeds from sale of investments                                 3,078,902       2,045,615         347,415       5,471,932
   Acquisition of property and equipment                              (451,734)       (307,362)        (11,446)     (1,143,600)
   Proceeds from sale of property and equipment                             --           1,200              --           1,200
                                                                  ------------    ------------    ------------    ------------
               Net cash provided (used) by investing activities      1,712,121      (1,912,223)       (911,287)     (1,963,447)
                                                                  ------------    ------------    ------------    ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of convertible debt                        1,500,000       4,000,000              --       5,500,000
   Proceeds from deposit on securities purchase agreement              600,000              --              --         600,000
   Proceeds from sale of securities, net of issuance costs             257,400         266,666       1,573,135       5,378,588
   Payments under capital lease                                        (16,602)             --              --         (16,602)
                                                                  ------------    ------------    ------------    ------------
               Net cash provided by financing activities             2,340,798       4,266,666       1,573,135      11,461,986
                                                                  ------------    ------------    ------------    ------------

Net Increase (Decrease) in Cash and Cash Equivalents                   688,391         174,663          (3,834)        924,420

Cash and Cash Equivalents, Beginning                                   236,059          61,396          65,230              --
                                                                  ------------    ------------    ------------    ------------

Cash and Cash Equivalents, Ending                                 $    924,450    $    236,059    $     61,396    $    924,420
                                                                  ============    ============    ============    ============

Supplemental Disclosure of Non-Cash Financing Activities:
   Cash paid during the year for interest                         $      6,042    $         --    $         --
                                                                  ============    ============    ============
   Options granted accounted for as deferred compensation cost    $         --    $         --    $    760,500
                                                                  ============    ============    ============

   During 1998, the Company purchased equipment under a capital lease totaling $222,317.

                 See notes to consolidated financial statements

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

         Investments

             Investments consist of certificates of deposit with maturities greater than three months, carried at cost, which is market value, U.S. Government securities and discount notes and U.S. Treasury Bills. The U.S. Government securities, notes and treasury bills are classified as "held to maturity" and are carried at amortized cost, which approximates market value.

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

         Deferred Compensation Cost

             Deferred compensation costs are recognized based on the fair value for non-employee stock options. Compensation cost is amortized over the life of the option period, which is either shorter than or essentially equivalent to the period for which the services are to be provided. Compensation expense is classified as general and administrative.

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


NOTE 2.  BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuance of the Company as a going concern. The Company has suffered losses from operations during its history. The Company is dependent upon registration of RETICULOSE for sale before it can begin commercial operations. The Company's cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials required by the FDA. Management does not anticipate registration or other approval of RETICULOSE in the near future in the United States. Unless and until RETICULOSE is approved for sale in the United States or another industrially developed country, the Company may be dependent upon the continued sale of its securities for funds to meet its cash requirements. Management intends to continue to sell the Company's securities in an attempt to mitigate the effects of its cash position; however, no assurance can be given that such equity financing, if and when required, will be available. In the event that such equity financing is not available, in order to continue operations, management anticipates that they will have to defer their salaries. During 1998 and 1997, the Company obtained debt financing and may seek additional debt financing if the need arises. No assurance can be given that the Company will be able to sustain its operations until FDA approval is granted or that any approval will ever be granted. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to apply for approval with the FDA by May 15, 1999. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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


NOTE 4.  INVESTMENTS
                                                                                         1998             1997
                                                                                         ----             ----
          Held to maturity:
             U.S. Government securities                                                $821,047       $2,226,902
             Certificates of deposit                                                         --          758,000
                                                                                   ------------       ----------
                                                                                       $821,047       $2,984,902
                                                                                   ============       ==========

NOTE 5.  PROPERTY AND EQUIPMENT
                                                              Estimated Useful
                                                                Lives (Years)            1998             1997
                                                                -------------            ----             ----

          Land and improvements                                    15               $     34,550    $      34,550
          Building and improvements                                30                    324,083          299,550
          Machinery and equipment                                   5                  1,003,768          354,250
                                                                                    ------------    -------------
                                                                                       1,362,401          688,350
          Less accumulated depreciation                                                  312,808          202,689
                                                                                    ------------    -------------
                                                                                      $1,049,593      $   485,661
                                                                                    ============    =============

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


NOTE 7.  SECURITIES PURCHASE AGREEMENT

         On December 22, 1998, the Company entered into a Securities Purchase Agreement whereby the Company agreed to issue to certain purchasers 4,917,276 shares of common stock for an aggregate purchase price of $802,500. The agreement also provides for the issuance of four warrants to purchase a total of 2,366,788 shares of common stock at prices ranging from $.204 to $.2448 per share at any time until December 31, 2003. The Fair value of these warrants is estimated to be $494,138 ($.209 per warrant) based upon a financial analysis of the terms of the warrants using the Black Sholes Pricing Model with the following assumptions: expected volatility of 20%, a risk free interest rate of 6% and an expected holding period of five years.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8.  CONVERTIBLE DEBENTURES (Continued)

         Based on the terms for conversion associated with the November Debenture, there is an intrinsic value associated with the beneficial conversion feature of $625,000. Since conversion can occur immediately upon issuance of the debenture, this amount has been recognized as interest expense.

                                                                                           1998            1997
                                                                                           ----            ----
          Unpaid principal balance of November debenture                                $1,500,000   $         --
          Unpaid principal balance of October debenture                                         --      2,880,000
          Less unamortized discount                                                         42,081        495,207
                                                                                       -----------   ------------
          Convertible debenture, net                                                    $1,457,919     $2,384,793
                                                                                       ===========   ============

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


NOTE 9.  COMMITMENTS AND CONTINGENCIES (Continued)

         GENERAL (Continued)

         Capital Lease

             During 1998 the Company entered into a purchase lease agreement for equipment totaling $222,318. The lease calls for monthly payments of $4,529 for 60 months commencing on September 1998 and expiring on July 2003. Future minimum capital lease payments and the net present value of the future minimum lease payments at December 31, 1998 are as follows:

              Year ending December 31:
                 1999                                                    $  54,348
                 2000                                                       54,348
                 2001                                                       54,348
                 2002                                                       54,348
                 2003                                                       31,703
                                                                          --------
              Total minimum lease payments                                 249,095
              Less amount representing interest                            (43,380)
                                                                          --------
              Present value of net minimum lease payments                  205,715
              Current maturities                                           (38,335)
                                                                          --------
                                                                          $167,380
                                                                          ========

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 9.  COMMITMENTS AND CONTINGENCIES (Continued)

         GENERAL (Continued)

         Operating Leases

             Future minimum lease payments are as follows:

              Year ending December 31:
                 1999                                        $    177,000
                 2000                                             274,000
                 2001                                             260,000
                 2002                                             280,000
                 2003                                             290,000
                 Thereafter                                       580,000
                                                             ------------
                          Total                                $1,861,000
                                                             ============
         TESTING AGREEMENTS

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

             In connection with the HIV-HPV Agreement, the Company has advanced approximately $665,000, which is accounted for as a research and development expense. The amounts have been used to cover expenses associated with clinical activities of the HIV-HPV Study.

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

             In February 1998, the Company entered into an agreement with DCT (the "Concurrent Agreement") whereby the Company agreed to provide DCT or its assignees, up to $413,000 to cover the costs of a study in 65 patients to compare the results of treatment of patients with AIDS taking a three drug cocktail and RETICULOSE with those taking a three drug cocktail and a placebo. As of December 31, 1998, the Company has advanced approximately $50,000 for such study, which has been accounted for as research and development expense.

             In May 1998, the Company entered into an agreement with DCT (the "Rheumatoid Arthritis Agreement") whereby the Company agreed to provide DCT or its assignees, up to $95,000 to cover the costs of a controlled study in 30 patients to determine the efficacy of RETICULOSE for the treatment of rheumatoid arthritis in humans. In connection with this study, the Company has advanced approximately $75,000, which has been accounted for as research and development expenses.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 9.  COMMITMENTS AND CONTINGENCIES (Continued)

         TESTING AGREEMENTS (Continued)

         Argentine Agreement (Continued)

             In July 1998, the Company authorized expenditures of up to $90,000 to study the effects of RETICULOSE in inhibiting the mutation of the AIDS virus. As of December 31, 1998, the Company has advanced approximately $50,000 for such study, which has been accounted for as research and development expense.

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

             In July 1998, the Company authorized expenditures of up to $45,000 to study the effects of RETICULOSE in inhibiting the mutation of the AIDS virus. As of December 31, 1998, the Company has advanced approximately $5,000 for such study, which has been accounted for as research and development expense.

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

             In July 1994, in consideration for services related to the introduction, negotiation and execution of a distribution agreement the Company issued: (i) to Mr. Cohen, an additional 2,500,000 shares (the "April 1994 Cohen Shares") and (ii) to each of Elliot Bauer and Lee Rizzuto, 625,000 shares (the "Bauer and Rizzuto Shares") as well as options to acquire an additional 5,000,000 shares each at $.10 per share exercisable through May 1, 1996 (the "Bauer and Rizzuto Options"). The Company has been informed that Messrs. Cohen, Bauer and Rizzuto are principals of a firm, which has been granted certain distribution rights, which were terminated on May 31, 1995. Through December 31, 1997, 2,855,000 shares were issued pursuant to the exercise of the Bauer and Rizzuto Options for an aggregate exercise price of $285,500. Mr. Rizzuto sold all of his shares and all shares underlying his options. Pursuant to several amendments, the remaining Bauer options are exercisable through April 30, 1999 at an option price of $.13. The Company agreed to issue to Cohen an additional 300,000 shares in 1995 at a time when the shares were valued at $.14 per share, in consideration for expenditures incurred by Mr. Cohen in connection with securing for the benefit of the Company and the affiliated distributor, the continued services of a doctor.

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

         The Company presently has one significant temporary difference between financial reporting and income tax reporting relating to interest expense on the beneficial conversion feature of the convertible debt. The components of the deferred tax asset as of December 31, 1998 and 1997 were as follows:

                                                                                          1998            1997
                                                                                          ----            ----
          Benefit of net operating loss carryforwards                                  $3,300,000      $2,100,000
          Less valuation allowance                                                      3,300,000       2,100,000
                                                                                       ----------      ----------
          Net deferred tax asset                                                       $       --      $       --
                                                                                       ==========      ==========

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

         The fair value of non-current investments, primarily U.S. government obligations, has been estimated using quoted market prices. At December 31, 1998, the differences between the estimated fair value and the carrying value of non-current and current debt instruments were considered immaterial in relation to the Company's financial position.


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


NOTE 14. RESTATEMENT

         The accompanying financial statements for 1998 have been restated to record as interest expense, the amortization of the beneficial conversion feature associated with the November Debenture (Note 8) based on the date the debenture first became convertible. The effect of the restatement was to increase net loss for year ended December 31, 1998 by $572,917 ($.00 per share). The net effect of the restatement represents a non-cash interest charge to operations.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 14. RESTATEMENT (Continued)

         Additionally, $950,000 of expenses related to facilities and laboratory technician costs associated with the New York facility was reclassified from general and administrative to research and development expense. This reclassification had no effect upon net loss for 1998.

         The accompanying financial statements for 1998 and 1997 have been restated to reclassify $229,978 and $111,957 of amortization of debt issue costs from depreciation and amortization to interest expense. This reclassification had no effect upon net loss for 1998 and 1997.

         The effect of the changes on the financial statements are as follows:

                                                          December 31, 1998
                                                          -----------------
                                                 As
                                             Previously                           As
                                              Reported       Restatement       Restated
                                              --------       -----------       --------
Convertible Debenture, net                   $    885,002    $    572,917    $  1,457,919
                                             ============    ============    ============
Deficit accumulated during the development
   stage                                     $(12,978,059)   $   (572,917)   $(13,550,976)
                                             ============    ============    ============
Research and development                     $    709,456    $    950,000    $  1,659,456
                                             ============    ============    ============
General and administrative                   $  2,370,427    $   (950,000)   $  1,420,427
                                             ============    ============    ============
Depreciation and Amortization                $    340,098    $   (229,978)   $    110,120
                                             ============    ============    ============
Interest expense                             $    667,804    $    572,917    $  1,240,721
                                             ============    ============    ============
Net loss                                     $ (3,984,793)   $   (572,917)   $ (4,557,710)
                                             ============    ============    ============
Net loss per share of common stock - basic
   and diluted                               ($       .01)   ($       .01)   ($       .02)

                                                           December 31, 1997
                                                           -----------------

Interest expense                               $1,626,368   $  111,957    $1,738,325
                                               ==========   ==========    ==========
Depreciation and amortization                  $  138,245   $ (111,957)   $   26,288
                                               ==========   ==========    ==========





                                  EXHIBIT INDEX


EXHIBIT       DESCRIPTION
-------       -----------
3.1          Articles of Incorporation of Advanced Viral Research Corp. (2)
3.2          Bylaws of Advanced Viral Research Corp., as amended (1)
3.3          Amendment to Articles of Incorporation of Advanced Viral Research Corp. (2)
4.1          Specimen Certificate of Common Stock. (1)
4.2          Specimen Warrant Certificate. (1)
4.3          Warrant Agreement between the Company and American Stock Transfer and Trust Company. (1)
4.4          Forms of Common Stock Options and Agreements granted by the Company to TRM Management
             Corp. (5)
4.5          Form of Common Stock Option and Agreement granted by the Company to Plata Partners Limited
             Partnership. (11)
4.6          Consulting Agreement, dated September 11, 1992, and Form of Common Stock granted by the
             Company to Leonard Cohen. (6)
4.7          Addendum to Agreement granted by the Company to Shalom Z. Hirschman, M.D. dated March 24,
             1996. (10)
4.8          Securities  Purchase  Agreement dated November 16, 1998, by and between the Company and RBB
             Bank  AG. (12)(xv)
4.9          7% Convertible Debenture dated November 16, 1998. (12)(xv)
4.1          Warrant dated  November 16, 1998 to purchase  375,000  shares of common stock at $.20 per share.
             (12)(xv)
4.11         Warrant dated  November 16, 1998 to purchase  375,000  shares of common stock at $.24 per share.
             (12)(xv)
4.12         Securities  Purchase  Agreement dated December 22, 1998, by and between the Company and various purchasers. (13)
4.13         Form of Warrant dated December 22, 1998 to purchase shares of common stock of the Company at
             $.2040 per share. (13)
4.14         Form of Warrant dated December 22, 1998 to purchase shares of common stock of the Company at
             $.2448 per share. (13)
10.1         Declaration of Trust by Bernard Friedland and William Bregman in favor of the Company dated
             November 16, 1987. (11)
10.2         Clinical Trials Agreement, dated September 19, 1990, between Clinique Medical Actuel and the
             Company. (3)







10.3         Letter, dated March 15, 1991 to the Company from Health Protection Branch. (3)
10.4         Agreement dated August 20, 1991 between TRM Management Corp. and the Company. (14)(i)
10.5         Lease dated December 18, 1991 between Bayview Associates, Inc. and the Company. (4)
10.6         Lease Agreement, dated February 16, 1993 between Stortford Brickell Inc. and the Company. (7)
10.7         Consulting Agreement dated February 28, 1993 between Leonard Cohen and the Company. (8)
10.8         Medical Advisor Agreement, dated as of September 14, 1993, between Lionel Resnick, M.D. and the
             Company. (14)(ii)
10.9         Agreement, dated November 9, 1993, between Dormer Laboratories Inc. and the Company. (11)
10.1         Exclusive Distribution Agreement, dated April 25, 1994, between C.U.R.E. Pharmaceutical Corp. and the Company. (14)(iii)
10.11        Exclusive Distribution Agreement, dated as of June 1, 1994, between C.U.R.E. Pharmaceutica Central
             Americas Ltd. and the Company. (14)(iv)
10.12        Exclusive Distribution Agreement dated as of June 17, 1994 between DCT S.R.L. and the Company, as amended. (14)(v)
10.13        Contract, dated as of October 25, 1994 between Commonwealth Pharmaceuticals of the Channel
             Islands and the Company. (14)(vi)
10.14        Agreement dated May 24, 1995 between the Company and Deborah Silver. (9)
10.15        Agreement dated May 29, 1995 between the Company and Shalom Z. Hirschman, M.D. (9)
10.16        Exclusive Distribution Agreement, dated as of June 2, 1995, between AVIX International
             Pharmaceutical Corp. and the Company. (11)
10.17        Supplement to Exclusive Distribution Agreement, dated November 2, 1995 with Commonwealth
             Pharmaceuticals. (11)
10.18        Exclusive Distributorship & Limited License Agreement, dated
             December 28, 1995, between AVIX International Pharmaceutical Corp.,
             Beijing Unistone Pharmaceutical Co., Ltd. and the Company.
             (14)(vii)
10.19        Modification Agreement, dated December 28, 1995, between AVIX International Pharmaceutical
             Corp. and the Company. (14)(vii)
10.2         Agreement dated April 1, 1996, between DCT S.R.L. and the Company. (14)(viii)
10.21        Addendum, dated as of March 24, 1996, to Consulting Agreement between the Company and Shalom
             Z. Hirschman, M.D. (10)
10.22        Addendum to Agreement, dated July 11, 1996, between AVIX International Pharmaceutical Corp.
             and the Company. (14)(ix)







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

10. Documents incorporated by reference herein to certain exhibits to the Company's report on Form 10-QSB for the period ended March 31, 1996.
11. Documents incorporated by reference herein to certain exhibits to the Company's Annual Report on Form 10- KSB for the fiscal year ended December 31, 1996.
12. Documents incorporated by reference herein to certain exhibits to the Company's Annual Report on Form 10- KSB for the fiscal year ended December 31, 1997.
13. Documents incorporated by reference herein to certain exhibits the Company's Registration Statement on Form S-1, File No. 333-70523, filed with the Securities and Exchange Commission on January 13, 1999.
14. Incorporated by reference herein to the Company's Reports on Form 8-K and Exhibits thereto as follows: (i) A report on Form 8-K dated January 3, 1992.
     (ii)     A report on Form 8-K dated September 14, 1993.
     (iii)    A report on Form 8-K dated April 25, 1994.
     (iv)     A report on Form 8-K dated June 3, 1994.
     (v)      A report on Form 8-K dated June 17, 1994.
     (vi)     A report on Form 8-K dated October 25, 1994.
     (vii)    A report on Form 8-K dated December 28, 1995.
     (viii)   A report on Form 8-K dated April 22, 1996.
     (ix)     A report on Form 8-K dated July 12, 1996.
     (x)      A report on Form 8-K dated October 17, 1996.
     (xi)     A report on Form 8-K dated February 21, 1997.
     (xii)    A report on Form 8-K dated March 25, 1997.
     (xiii)   A report on Form 8-K dated September 26, 1997
     (xiv)    A report on Form 8-K dated July 21, 1998
     (xv)     A report on Form 8-K dated November 24, 1998.