Form 10-Q/A
period 1999-03-31
ADVANCED VIRAL RESEARCH CORP
filed 1999-12-13
CIK 786623

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                                   FORM 10-Q/A

                          QUARTER ENDED March 31, 1999

                                TABLE OF CONTENTS


                                                                        Page
PART I.       FINANCIAL INFORMATION (UNAUDITED)

   Item 1.  Financial Statements.........................................1
   Item 2.  Management's Discussion and Analysis
                of Financial Condition
                and Results of Operations...............................24
   Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk.......................................31

PART II

   Item 1.  Legal Proceedings...........................................32
   Item 2.  Changes in Securities and Use of Proceeds...................32
   Item 3.  Defaults Upon Senior Securities.............................33
   Item 4.  Submission of Matters to Vote of Security Holders...........33
   Item 5.  Other Information...........................................33
   Item 6.  Exhibits And Reports on Form 8-K............................33

SIGNATURES .............................................................34

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                                 Condensed
                                                                                                    from
                                                                                                  Audited
                                                                                                 Financial
                                                                                 March 31,       Statements
                                                                                   1999         December 31,
                                                                                (Unaudited)         1998
                                                                                -----------         ----
                                ASSETS                                          (Restated)       (Restated)
                                ------
Current Assets:
   Cash and cash equivalents                                                      $ 990,903        $ 924,420
   Investments                                                                            -          821,047
   Inventory                                                                         19,729           19,729
   Other current assets                                                              41,274           29,818
                                                                                -----------      -----------
         Total current assets                                                     1,051,906        1,795,014

Property and Equipment                                                            1,065,969        1,049,593

Other Assets                                                                        477,777          460,346
                                                                                -----------      -----------
         Total assets                                                           $ 2,595,652      $ 3,304,953
                                                                                ===========      ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
Current Liabilities:
   Accounts payable and accrued liabilities                                       $ 237,938        $ 279,024
   Current portion of capital lease obligation                                       39,433           38,335
                                                                                -----------      -----------
         Total current liabilities                                                  277,371          317,359
                                                                                -----------      -----------

Long-Term Liabilities:
   Convertible debenture, net                                                     1,469,942        1,457,919
   Capital lease obligation - long-term portion                                     153,864          167,380
                                                                                -----------      -----------
        Total long-term liabilities                                               1,623,806        1,625,299
                                                                                -----------      -----------

Deposit on Securities Purchase Agreement                                                  -          600,000
                                                                                -----------      -----------

Commitments and Contingencies                                                             -                -

Stockholders' Equity:
   Common stock; 1,000,000,000 shares of $.00001 par value
      authorized, 301,340,183 and 296,422,907
      shares issued and outstanding                                                   3,013            2,964
   Additional paid-in capital                                                    15,621,665       14,325,076
   Deficit accumulated during the development stage                             (14,460,772)     (13,550,976)
   Discount on warrants                                                            (469,431)               -
   Deferred compensation cost                                                            -           (14,769)
                                                                                -----------      -----------
         Total stockholders' equity                                                 694,475          762,295
                                                                                -----------      -----------
         Total liabilities and stockholders' equity                             $ 2,595,652      $ 3,304,953
                                                                                ===========      ===========

            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                                                              Inception
                                                                                Three Months Ended          (February 20,
                                                                                    March 31,                 1984) to
                                                                                ------------------            March 31,
                                                                              1999             1998             1999
                                                                              ----             ----             ----
                                                                           (Restated)       (Restated)       (Restated)
Revenues:
   Sales                                                                     $ 2,399     $          -         $ 197,374
   Interest                                                                   15,809           29,297           575,106
   Other income                                                                   -              100            120,093
                                                                           ---------        ---------         ---------
                                                                              18,208           29,397           892,573
                                                                           ---------        ---------         ---------

Costs and Expenses:
   Research and development                                                  357,916          170,146         3,941,383
   General and administrative                                                438,403          505,414         7,753,740
   Depreciation                                                               37,107           15,517           352,455
   Interest                                                                   94,578          436,158         3,305,767
                                                                           ---------        ---------        ----------
                                                                             928,004        1,127,235        15,353,345
                                                                           ---------        ---------        ----------

Net Loss                                                                  $ (909,796)    $ (1,097,838)     $(14,460,772)
                                                                          ==========     ============      ============

Net Loss Per Share of Common
   Stock - Basic and Diluted                                              $     (.00)    $      (.00)
                                                                          ==========     ===========

Weighted Average Number of
   Common Shares Outstanding                                             297,577,226     281,039,791
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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 1999


                                                                                                                         Deficit
                                                                               Common Stock                            Accumulated
                                                                     Amount    ------------             Additional     during the
                                                                      Per                                Paid-In       Development
                                                                     Share        Shares      Amount     Capital          Stage
                                                                     -----        ------      ------     -------          -----
Balance, inception (February 20, 1984) as previously reported                          -    $ 1,000         $ -        $  (1,000)

Adjustment for pooling of interests                                                    -     (1,000)      1,000               -
                                                                            ------------     ------     --------        ---------

Balance, inception, as restated                                                        -          -        1,000           (1,000)

   Net loss, period ended December 31, 1984                                            -          -            -          (17,809)
                                                                            ------------     ------     --------        ---------

Balance, December 31, 1984                                                             -          -        1,000          (18,809)

   Issuance of common stock for cash                                  $.00   113,846,154      1,138          170               -
   Net loss, year ended December 31, 1985                                              -          -            -          (25,459)
                                                                            ------------     ------     --------        ---------

Balance, December 31, 1985                                                   113,846,154      1,138        1,170         (44,268)

   Issuance of common stock - public offering                          .01    40,000,000        400      399,600               -
   Issuance of underwriter's warrants                                                  -          -          100               -
   Expenses of public offering                                                         -          -     (117,923)              -
   Issuance of common stock, exercise of "A" warrants                  .03       819,860          9       24,587               -
   Net loss, year ended December 31, 1986                                              -          -            -         (159,674)
                                                                            ------------     ------     --------        ---------

Balance, December 31, 1986                                                   154,666,014      1,547      307,534         (203,942)
                                                                            ------------     ------     --------        ---------

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 1999


                                                                                                                         Deficit
                                                                               Common Stock                            Accumulated
                                                                     Amount    ------------              Additional    during the
                                                                      Per                                 Paid-In      Development
                                                                     Share        Shares       Amount     Capital         Stage
                                                                     -----        ------       ------     -------         -----
Balance, December 31, 1986                                                      154,666,014   $ 1,547    $   307,534    $ (203,942)

   Issuance of common stock, exercise of "A" warrants               $.03         38,622,618       386      1,158,321             -
   Expenses of stock issuance                                                            -         -         (11,357)            -
   Acquisition of subsidiary for cash                                                    -         -         (46,000)            -
   Cancellation of debt due to stockholders                                              -         -          86,565             -
   Net loss, period ended December 31, 1987                                              -         -              -       (258,663)
                                                                               ------------    ------     ----------   -----------

Balance, December 31, 1987                                                      193,288,632     1,933      1,495,063      (462,605)

   Net loss, year ended December 31, 1988                                                -         -              -       (199,690)
                                                                               ------------    ------     ----------   -----------

Balance, December 31, 1988                                                      193,288,632     1,933      1,495,063      (662,295)

   Net loss, year ended December 31, 1989                                                -         -              -       (270,753)
                                                                               ------------    ------     ----------   -----------

Balance, December 31, 1989                                                      193,288,632     1,933      1,495,063      (933,048)

   Issuance of common stock, expiration of redemption                 .05         6,729,850        67        336,475             -
      offer on "B" warrants
   Issuance of common stock, exercise of "B" warrants                 .05           268,500         3         13,422             -
   Issuance of common stock, exercise of "C" warrants                 .08            12,900         -          1,032             -
   Net loss, year ended December 31, 1990                                                 -         -              -      (267,867)
                                                                               ------------    ------     ----------   -----------

Balance, December 31, 1990                                                      200,299,882     2,003      1,845,992    (1,200,915)
                                                                               ------------    ------     ----------   -----------

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


                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 1999


                                                                                                            Deficit
                                                      Common Stock                                        Accumulated
                                            Amount    ------------              Additional                 during the     Deferred
                                             Per                                 Paid-In   Subscription   Development   Compensation
                                            Share        Shares       Amount     Capital    Receivable       Stage          Cost
                                            -----        ------       ------     -------    ----------       -----          ----
Balance, December 31, 1993                            236,276,991    $ 2,363  $ 3,416,070         $ -   $ (2,854,076)        $ -

   Issuance of common stock,
        for consulting services             $.05        4,750,000        47      237,453            -              -           -
   Issuance of common stock,
        exercise of options                  .08          400,000         4       31,996            -              -           -
   Issuance of common stock,
        exercise of options                  .10          190,000         2       18,998            -              -           -
   Net loss, year ended December 31, 1994                       -         -            -            -       (440,837)          -
                                                     ------------    ------    ----------    --------     -----------   ---------

Balance, December 31, 1994                            241,616,991      2,416    3,704,517           -     (3,294,913)          -
                                                                                                                               -
   Issuance of common stock,
         exercise of options                 .05        3,333,333        33       166,633           -              -           -
   Issuance of common stock,
         exercise of options                 .08        2,092,850        21       167,407           -              -           -
   Issuance of common stock,
         exercise of options                 .10        2,688,600        27       268,833           -              -           -
   Issuance of common stock,
         for consulting services             .11        1,150,000        12       126,488           -              -           -
   Issuance of common stock,
         for consulting services             .14          300,000         3        41,997           -              -           -
   Net loss, year ended December 31, 1995                       -         -             -           -       (401,884)          -
                                                     ------------    ------    ----------    --------     -----------   ---------

Balance, December 31, 1995                            251,181,774     2,512     4,475,875           -     (3,696,797)           -
                                                     ------------    ------    ----------    --------     -----------   ---------


                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 1999


                                                                                                            Deficit
                                                      Common Stock                                        Accumulated
                                            Amount    ------------              Additional                 during the     Deferred
                                             Per                                 Paid-In   Subscription   Development   Compensation
                                            Share        Shares       Amount     Capital    Receivable       Stage          Cost
                                            -----        ------       ------     -------    ----------       -----          ----
Balance, December 31, 1995                            251,181,774    $ 2,512   $ 4,475,875        $ -   $ (3,696,797)         $ -

   Issuance of common stock,
          exercise of options                .05       3,333,334         33        166,634          -              -            -
   Issuance of common stock,
          exercise of options                .08       1,158,850         12         92,696          -              -            -
   Issuance of common stock,
          exercise of options                .10       7,163,600         72        716,288          -              -            -
   Issuance of common stock,
          exercise of options                .11         170,000          2         18,698          -              -            -
   Issuance of common stock,
          exercise of options                .12       1,300,000         13        155,987          -              -            -
   Issuance of common stock,
          exercise of options                .18       1,400,000         14        251,986          -              -            -
   Issuance of common stock,
          exercise of options                .19         500,000          5         94,995          -              -            -
   Issuance of common stock,
          exercise of options                .20         473,500          5         94,695          -              -            -
   Issuance of common stock,
          for services rendered              .50         350,000          3        174,997          -              -            -
   Options granted                                             -          -        760,500          -              -      (473,159)
   Subscription receivable                                     -          -              -    (19,000)             -            -
   Net loss, year ended December 31, 1996                      -          -              -          -     (1,154,740)           -
                                                      ------------     ------     ----------  --------    -----------     ---------

Balance, December 31, 1996                            267,031,058      2,671      7,003,351   (19,000)    (4,851,537)     (473,159)
                                                      ------------     ------     ----------  --------    -----------     ---------

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 1999


                                                                                                       Deficit
                                               Common Stock                                          Accumulated
                                    Amount     ------------              Additional                   during the        Deferred
                                      Per                                 Paid-In    Subscription    Development      Compensation
                                    Share        Shares       Amount      Capital     Receivable        Stage             Cost
                                    ------       ------       ------      -------     ----------        -----             ----
Balance, December 31, 1996                    267,031,058   $ 2,671    $ 7,003,351   $ (19,000)     $ (4,851,537)      $ (473,159)

 Issuance of common stock,
    exercise of options              .08        3,333,333        33        247,633           -                 -                -
 Issuance of common stock,
    conversion of debt               .20        1,648,352        16        329,984           -                 -                -
 Issuance of common stock,
    conversion of debt               .15          894,526         9        133,991           -                 -                -
 Issuance of common stock,
    conversion of debt               .12        2,323,580        23        269,977           -                 -                -
 Issuance of common stock,
    conversion of debt               .15        1,809,524        18        265,982           -                 -                -
 Issuance of common stock,
    conversion of debt               .16          772,201         8        119,992           -                 -                -
 Issuance of common stock,
    for services rendered            .41           50,000         -         20,500           -                 -                -
 Issuance of common stock,
    for services rendered            .24          100,000         1         23,999           -                 -                -
 Beneficial conversion feature,
    February debenture                                  -         -        413,793           -                 -                -
 Beneficial conversion feature,
    October debenture                                   -         -      1,350,000           -                 -                -
 Warrant costs, February
    debenture                                           -         -         37,242           -                 -                -
 Warrant costs, October
    debenture                                           -         -        291,555           -                 -                -
 Amortization of deferred
    compensation cost                                   -         -              -           -                 -          399,322
 Imputed interest on
    convertible debenture                               -         -          4,768           -                 -                -
 Net loss, year ended
    December 31, 1997                                   -         -              -           -        (4,141,729)               -
                                              -----------     -----    -----------    --------        -----------         --------

Balance, December 31, 1997                    277,962,574     2,779     10,512,767    (19,000)        (8,993,266)         (73,837)
                                              ------------    -----    -----------    --------        -----------         --------

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 1999


                                                                                                         Deficit
                                                Common Stock                                           Accumulated
                                     Amount     ------------               Additional                   during the       Deferred
                                      Per                                   Paid-In     Subscription    Development    Compensation
                                     Share       Shares       Amount        Capital      Receivable        Stage           Cost
                                     -----       ------       ------        -------      ----------        -----           ----
Balance, December 31, 1997                    277,962,574    $ 2,779     $ 10,512,767    $ (19,000)    $(8,993,266)     $ (73,837)

   Issuance of common stock,
       exercise of options            .12         295,000          3           35,397            -               -              -
   Issuance of common stock,
       exercise of options            .14         500,000          5           69,995            -               -              -
   Issuance of common stock,
       exercise of options            .16         450,000          5           71,995            -               -              -
   Issuance of common stock,
       exercise of options            .20          10,000          -            2,000            -               -              -
   Issuance of common stock,
       exercise of options            .26         300,000          3           77,997            -               -              -
   Issuance of common stock,
       conversion of debt             .13       1,017,011         10          132,990            -               -              -
   Issuance of common stock,
       conversion of debt             .14       2,512,887         25          341,225            -               -              -
   Issuance of common stock,
       conversion of debt             .15       5,114,218         51          749,949            -               -              -
   Issuance of common stock,
       conversion of debt             .18       1,491,485         15          274,985            -               -              -
   Issuance of common stock,
       conversion of debt             .19       3,299,979         33          619,967            -               -              -
   Issuance of common stock,
       conversion of debt             .22       1,498,884         15          335,735            -               -              -
   Issuance of common stock,
       conversion of debt             .23       1,870,869         19          424,981            -               -              -
   Issuance of common stock,
       for services rendered          .21         100,000          1           20,999            -               -              -
   Beneficial conversion feature,
       November debenture                                                     625,000
   Warrant costs, November
       debenture                                                               48,094
   Amortization of deferred
       compensation cost                                -          -                -            -               -         59,068
   Write off of subscription
       receivable                                       -          -          (19,000)      19,000               -              -
   Net loss, year ended
       December 31, 1998                                -          -                -            -       (4,557,710)            -
                                              -----------      -----        ----------    --------     ------------       --------
Balance, December 31, 1998,
       as Restated                            296,422,907      2,964        14,325,076           -      (13,550,976)       (14,769)
                                              -----------      -----        ----------    --------     ------------       --------

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 1999



                                                                                  Common Stock
                                                                        Amount     ------------                Additional
                                                                         Per                                    Paid-In
                                                                        Share      Shares        Amount         Capital
                                                                        -----      ------        ------         -------
Balance, December 31, 1998, as Restated                                          296,422,907    $ 2,964      $ 14,325,076
   Issuance of common stock, securities purchase
      agreement                                                          .16       4,917,276         49           802,451
   Warrants Costs, securities purchase agreement                                           -          -           494,138
   Amortization of warrant costs, securities purchase                                      -          -                 -
      agreement
   Amortization of deferred compensation cost                                              -          -                 -
   Net loss, three months ended March 31, 1999, as restated                                -          -                 -
                                                                                           -         --                --
                                                                                 -----------    -------      ------------
Balance, March 31, 1999, as Restated                                             301,340,183    $ 3,013      $ 15,621,665
                                                                                 ===========    =======      ============


                                                                          Deficit
                                                                        Accumulated
                                                                        during the         Deferred        Discount
                                                                        Development      Compensation         on
                                                                           Stage             Cost          Warrants
                                                                           -----             ----          --------
Balance, December 31, 1998, as Restated                               $(13,550,976)      $ (14,769)      $        -
   Issuance of common stock, securities purchase                                 -               -                -
      agreement
   Warrants Costs, securities purchase agreement                                 -               -         (494,138)
   Amortization of warrant costs, securities purchase                            -               -           24,707
      agreement
   Amortization of deferred compensation cost                                    -          14,769                -
   Net loss, three months ended March 31, 1999, as restated               (909,796)              -                -
                                                                      -------------      ---------       ----------
Balance, March 31, 1999, as Restated                                  $(14,460,772)      $       -       $ (469,431)
                                                                      =============      =========       ==========

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                                Inception
                                                                                  Three Months Ended          (February 20,
                                                                                       March 31,                 1984) to
                                                                                       ---------                 March 31,
                                                                                  1999           1998              1999
                                                                                  ----           ----              ----
                                                                               (Restated)     (Restated)        (Restated)
Cash Flows from Operating Activities:
   Net loss                                                                   $ (909,796)    $(1,097,838)     $(14,460,772)
                                                                              -----------    ------------     -------------
   Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation                                                             37,107          15,517           352,455
         Amortization of debt issue costs                                         26,250         153,612           368,185
         Amortization of deferred interest cost on beneficial
            conversion feature of convertible debenture                                -         210,951         2,388,718
         Amortization of discount on warrants                                     36,730           7,298           327,027
         Amortization of deferred compensation cost                               14,769          14,767           760,500
         Issuance of common stock for services                                         -               -         1,437,500
         Other                                                                         -               -            (1,607)
         Changes in Operating Assets and Liabilities:
            Increase in other current assets                                     (11,456)         (9,744)          (41,274)
            Increase in inventory                                                      -               -           (19,729)
            Increase in other assets                                             (43,680)        (33,267)         (820,422)
            Increase (decrease) in accounts payable and
               accrued liabilities                                               (41,086)       (107,363)          244,138
                                                                              -----------    ------------     -------------
                  Total adjustments                                               18,634         251,771         4,995,491
                                                                              -----------    ------------     -------------
                  Net cash used by operating activities                         (891,162)       (846,067)       (9,465,281)
                                                                              -----------    ------------     -------------

Cash Flows from Investing Activities:
   Purchase of investments                                                             -         (94,000)       (6,292,979)
   Proceeds from sale of investments                                             821,047       2,512,902         6,292,979
   Expenditures for property and equipment                                       (53,484)       (108,613)       (1,197,084)
   Proceeds from sale of property and equipment                                        -               -             1,200
                                                                              -----------    ------------     -------------
                  Net cash provided (used) by investing activities               767,563       2,310,289        (1,195,884)
                                                                              -----------    ------------     -------------

Cash Flows from Financing Activities:
   Proceeds from issuance of convertible debt                                          -               -         5,500,000
   Proceeds from sale of securities, net of issuance costs                       202,500          35,400         6,181,088
   Payments under capital lease                                                  (12,418)              -           (29,020)
                                                                              -----------    ------------     -------------
                  Net cash provided by financing activities                      190,082          35,400        11,652,068
                                                                              -----------    ------------     -------------

Net Increase in Cash and Cash Equivalents                                         66,483       1,499,622           990,903

Cash and Cash Equivalents, Beginning                                             924,420         236,059                 -
                                                                              -----------    ------------     -------------

Cash and Cash Equivalents, Ending                                             $  990,903     $ 1,735,681      $    990,903
                                                                              ==========     ===========      ============


                  See notes to condensed financial statements.

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


                                                                 March 31,      December 31,
                                                                   1999             1998
                                                                   ----             ----
                                                                (Restated)       (Restated)

        Unpaid principal balance of November debenture          $1,500,000      $1,500,000
        Less unamortized discount and deferred interest             30,058          42,081
                                                                 ---------       ---------
        Convertible debenture, net                              $1,469,942      $1,457,919
                                                                 =========       =========


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


NOTE 5.  RESTATEMENT

         The accompanying financial statements for the three months ended march 31, 1999 have been restated to reduce interest expense for amortization of the beneficial conversion feature associated with the November debenture, which has been expensed in its entirety in the December 31, 1998 financial statements, as restated. The effect of the restatement was to decrease net loss for the three months ended March 31, 1999 by $156,250 ($.00 per share).

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 5.  RESTATEMENT (Continued)

         Additionally, $275,000 of expenses related to facilities and laboratory technician costs associated with the New York facility were reclassified from general and administrative to research and development expense. This reclassification had no effect upon net loss for the period ended March 31, 1999.

         The accompanying financial statements for the three months ended March 31, 1999 and 1998 have been restated to reclassify $26,250 and $160,910, respectively, of amortization of debt issue costs from depreciation and amortization to interest expense. This reclassification had no effect upon net loss for the period ended March 31, 1999 and 1998.

         The effect of the changes on the financial statements are as follows:



                                                                                    March 31, 1999
                                                                                    --------------
                                                                          As
                                                                      Previously                           As
                                                                       Reported       Restatement       Restated
                                                                       --------       -----------       --------

         Convertible Debenture, net                                $    1,053,275     $  416,667     $   1,469,942
                                                                    =============      =========      ============
         Deficit accumulated during the development
            stage                                                  $  (14,044,105)    $( 416,667)    $ (14,460,772)
                                                                    =============     ==========      ============
         Research and development                                  $       82,916     $  275,000     $     357,916
                                                                    =============      =========      ============
         General and administrative                                $      713,403     $ (275,000)    $     438,403
                                                                    =============      =========      ============
         Depreciation and Amortization                             $       63,357     $(  26,250)    $      37,107
                                                                    =============      =========      ============
         Interest expense                                          $      224,578     $ (130,000     $      94,578
                                                                    =============      =========      ============
         Net loss                                                  $  (1,066,046)     $ (156,250)    $  (  909,796)
                                                                    =============      =========      ============


                                                                                    March 31, 1998
                                                                                    --------------

         Interest expense                                          $      275,248     $  160,910     $     436,158
                                                                    =============      =========      ============
         Depreciation and Amortization                             $      176,427     $ (160,910)    $      15,517
                                                                    =============      =========      ============


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and the related Notes to Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q/A. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. Certain amounts in the 1998 financial statements have been reclassified to conform to 1999 presentation. Specifically, certain expenses were reclassified from general and administrative to research and development expense and from depreciation and amortization to interest expense. In addition, the beneficial conversion feature associated with the debenture issued in connection with the Securities Purchase Agreement dated November 16, 1998 between Advanced Viral and RBB Bank has been charged to interest expense in its entirety as of November 16, 1998, rather than being amortized.

OVERVIEW

         Since our inception in July 1985, Advanced Viral Research Corp. has been engaged primarily in research and development activities. We have not yet generated significant operating revenues, and as of March 31, 1999 we had incurred a cumulative net loss of $14,460,772. Our ability to generate substantial operating revenue depends upon our success in gaining FDA approval for the commercial use and distribution of Reticulose. All of our research and development efforts have been devoted to the development of Reticulose.

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

         We believe that the IND will demonstrate the low rate of adverse reactions occurring in the use of Reticulose as a treatment of AIDS and other diseases, however, it is impossible to determine if or how much of the data from any ongoing studies will be considered useful by the FDA in considering the IND application, if we are financially able to file the IND. FDA approval to begin human clinical trials of Reticulose pursuant to an approved IND will require significant cash expenditures, the amount of which is not currently determinable. Furthermore, we are unable to assess the probability of whether Reticulose will ever be approved for commercial distribution by any country.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 and 1998

         For the three month periods ended March 31, 1999 and March 31, 1998, we incurred losses of $909,796 ($0.00 per share) and $1,097,838 ($0.00 per share), respectively.

         General and Administrative Expense. Our decreased losses during the three months ended March 31, 1999 are due in part to decreased general and administrative expense ($438,403 for the three months ended March 31, 1999 vs. $505,414 for the three months ended March 31, 1998).

         Depreciation Expense. We had increased depreciation expense for the three months ended March 31, 1999 of $37,107 for the three months ended March 31, 1999 vs. $15,517 for the three months ended March 31, 1998.

         Interest Expense. Our decreased losses during the three months ended March 31, 1999 are also due to decreased interest expense ($94,578 for the three months ended March 31, 1999 vs. $436,158 for the three months ended March 31,
1998), resulting primarily from:

         o beneficial conversion feature on certain convertible debentures of $0 for the three months ended March 31, 1999 vs.approximately $211,000 for the three months ended March 31, 1998;

         o interest expense associated with certain convertible debentures of approximately $26,250 for the three months ended March 31, 1999 vs. $65,000 for the three months ended March 31, 1998;

         o amortization of discount on certain warrants of approximately $36,000 for the three months ended March 31, 1999 vs. $0 for the three months ended March 31, 1998; and

         o amortization of loan costs of approximately $26,250 for the three months ended March 31, 1999 vs. $153,000 for the three months ended March 31, 1998.

         Research and Development Expense. We had increased research and development expense of $357,916 for the three months ended March 31, 1999 vs. $170,146 for the three months ended March 31, 1998, in connection with increased research and development activity in general, along with a shift from the use of external to internal personnel and testing, including the employment of additional research professionals; and rent and operating costs associated with the Yonkers, New York laboratory.

         Sales. We had sales of $2,399 for the three months ended March 31, 1999, vs. no sales for the three months ended March 31, 1998. All sales during this period were to distributors purchasing Reticulose for testing purposes. Interest income was $15,809 for the three months ended March 31, 1999, vs. $29,297 for the three months ended March 31, 1998. There can be no assurance that Reticulose will ever be sold for commercial distribution anywhere in the world.

LIQUIDITY

         Assets. As of March 31, 1999 and December 31, 1998, the Company had current assets of $1,051,906 and $1,795,014, respectively. The Company had total assets of $2,595,652 and $3,304,953 at March 31, 1999 and December 31, 1998,
respectively. The decrease in current and total assets was primarily attributable to the use of investment capital to fund increased operating expenditures.

         Liabilities. As of March 31, 1999 and December 31, 1998, we had current liabilities of $277,371 and $317,359, respectively. As of March 31, 1999 and December 31, 1998, we had total long term liabilities of $1,623,806 and $1,625,299 at March 31, 1999 and December 31, 1998, respectively.

         Cash Flow. During the three months ended March 31, 1999, we used cash of $891,162 for operating activities, as compared to $846,067 for the three months ended March 31, 1998. During the three months ended March 31, 1999, we:

         o incurred non-cash expenses of approximately $115,000, primarily relating to depreciation ($37,000), amortization of loan costs ($26,250) and discount on warrants ($37,000);

         o    expended approximately $352,000 for payroll and related costs;

         o expended approximately $145,000 in professional and consulting fees incurred in connection with the IND for Reticulose, certain financing arrangements and financial reporting obligations;

         o expended approximately $170,000 for research expenses incurred by third parties in connection with the testing of Reticulose in Argentina and Barbados; and

         o    expended approximately $32,000 in laboratory supplies.

         During the three months ended March 31, 1999, cash flows provided by investing and financing activities was primarily due to the sales of investments which were available from the proceeds of the issuance of the convertible debenture in 1998 and shares of common stock in 1999 ($202,000). In addition, we expended approximately $53,000 for additions to machinery and equipment at our Yonkers, New York office and the manufacturing plant in Freeport, Bahamas;

         As of March 31, 1999, we had expended the following amounts for research and development in connection with the following ongoing studies being conducted abroad:

         o $50,000 has been advanced to DCT in connection with a study being conducted in Argentina by DCT on 65 patients to compare the results of treatment of AIDS patients using a three-drug cocktail and ReticuloseJ versus AIDS patients taking a three-drug cocktail and a placebo, pursuant to an agreement entered in February 1998.

         o $85,000 has been advanced to DCT to cover the costs of a controlled study in 30 patients to determine the effectiveness of ReticuloseJ for the treatment of rheumatoid arthritis in humans, pursuant to an agreement entered in May 1998.

         o $50,000 has been advanced to DCT to study the effects of ReticuloseJ in inhibiting the mutation of the AIDS virus on patients in Argentina, pursuant to an agreement entered in July 1998.

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


                    Gross          Security      Convertible /          Conversion Price /        Maturity Date /
Date Issued         Proceeds       Issued        Exercisable Into       Exercise Price            Expiration Date
-----------         --------       ------        ----------------       --------------            ---------------
February 1997       $1,000,000     Debenture     6,675,982 shares       $0.15-0.20 per share      Fully converted

                                   Warrants      535,134 shares         $0.288-0.864 per share    February 28, 2007


August 1997         $3,000,000     Debenture     17,577,534 shares      $0.13-0.23 per share      Fully converted

                                   Warrants      1,800,000 shares       $0.20-0.27 per share      August 30, 2007


November 1998       $1,500,000     Debenture     7,018,017 shares (1)   $0.2137 per share (1)     October 31, 2008

                                   Warrants      375,000 shares         $0.20 per share
                                                 375,000 shares         $0.24 per share


January 1999        $802,500       Shares        4,917,276              n/a                       n/a

                                   Warrants      1,183,394 shares       $0.2040 per share         December 31,
                                                                                                  2003
                                                 1,183,394 shares       $0.2448 per share

(1) Assumes the full conversion of the debenture based on the average of the closing bid and ask prices of the common stock on May 14, 1999, as reported on the OTC Electronic Bulletin Board ($0.297), and an applicable conversion price of $0.2137.

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

         Under the terms of the RBB agreement, the Company is required to file with the Commission a registration statement to register shares of the common stock issuable upon conversion of the 1998 Debenture and upon exercise of the related warrants to allow the investors to resell such common stock to the public. Because a registration statement was not declared effective by the Commission on or before April 13, 1999, the Company is obligated under the RBB agreement to pay RBB a penalty equal to the sum of (x) $30,000 and (y) $1,500 for each day lapsed after such date, until a registration statement is declared effective by the Commission, provided, however, that total penalties shall not exceed $100,000 in the aggregate.

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

         Under the terms of the purchase agreement, the Company is required to file with the Commission a registration statement to register the common stock issued under the purchase agreement, and upon exercise of the warrants to allow the resale of such common stock to the public. The purchase agreement further provides that, in the event a registration statement is not declared effective by the Commission on or before May 21, 1999, the Company is required to pay a penalty of $30,000 for each full calendar month or portion thereof lapsed after such date, until a registration statement is declared effective, provided, however, that total penalties shall not exceed $100,000 in the aggregate.

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

         (d) The Registrant amended the terms of certain stock options granted to Shalom Z. Hirschman, MD, President of the Registrant, whereby the Registrant extended the exercise date of such options through March 23, 2009.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to Vote of Security Holders

         During the first quarter ended March 31, 1999, no matters were submitted to a vote of security holders of the Registrant, through the solicitation of proxies or otherwise.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (i)   Exhibits.

               Number            Description
               ------            -----------
               27                Financial Data Schedule (for SEC use only)

         (j)   Reports on Form 8-K.

               During the three-month period ending March 31, 1999, no Current Reports on Form 8-K were filed.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ADVANCED VIRAL RESEARCH CORP.

Date: December 9, 1999          By: /s/ Alan V. Gallantar
                                    ------------------------------------------
                                    Alan V. Gallantar, Chief Financial Officer


                                    By: /s/ Shalom Z. Hirschman
                                    ------------------------------------------
                                    Shalom Z. Hirschman, President and Chief
                                    Executive Officer