Form 10-Q/A
period 1999-06-30
ADVANCED VIRAL RESEARCH CORP
filed 1999-12-13
CIK 786623

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  FORM 10-Q/A

                          QUARTER ENDED JUNE 30, 1999

                               TABLE OF CONTENTS


                                                                                                        Page
                                                                                                        ----
PART I.  FINANCIAL INFORMATION (UNAUDITED)

     Item 1.  Financial Statements.......................................................................1
     Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.............................................................24
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................31

PART II

     Item 1.  Legal Proceedings........................................................................ 32
     Item 2.  Changes in Securities and Use of Proceeds.................................................32
     Item 3.  Defaults Upon Senior Securities...........................................................33
     Item 4.  Submission of Matters to Vote of Security Holders.........................................33
     Item 5.  Other Information.........................................................................33
     Item 6.  Exhibits And Reports on Form 8-K..........................................................33

SIGNATURES .............................................................................................34

                                               ADVANCED VIRAL RESEARCH CORP.
                                               (A Development Stage Company)

                                           CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                                                       Condensed
                                                                                                                          from
                                                                                                                        Audited
                                                                                                                       Financial
                                                                                                  June 30,             Statements
                                                                                                    1999              December 31,
                                                                                                 (Unaudited)              1998
                                                                                                 -----------              ----
                                                                                                 (Restated)
                                  ASSETS
                                  ------

Current Assets:
   Cash and cash equivalents                                                                   $     95,618            $    924,420
   Investments                                                                                         --                   821,047
   Inventory                                                                                         19,729                  19,729
   Other current assets                                                                              45,606                  29,818
                                                                                               ------------            ------------
         Total current assets                                                                       160,953               1,795,014

Property and Equipment                                                                            1,090,339               1,049,593

Other Assets                                                                                        496,570                 460,346
                                                                                               ------------            ------------
         Total assets                                                                          $  1,747,862            $  3,304,953
                                                                                               ============            ============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Accounts payable and accrued liabilities                                                    $    505,797            $    279,024
   Current portion of capital lease obligation                                                       39,993                  38,335
                                                                                               ------------            ------------
         Total current liabilities                                                                  545,790                 317,359
                                                                                               ------------            ------------

Long-Term Liabilities:
   Convertible debenture, net                                                                     1,481,965               1,457,919
   Capital lease obligation - long-term portion                                                     146,961                 167,380
                                                                                               ------------            ------------
        Total long-term liabilities                                                               1,628,926               1,625,299
                                                                                               ------------            ------------

Deposit on Securities Purchase Agreement                                                               --                   600,000
                                                                                               ------------            ------------

Deposit on Exercise of Options                                                                       30,000                    --
                                                                                               ------------            ------------

Commitments and Contingencies                                                                          --                      --

Stockholders' Equity (Deficit):
   Common stock; 1,000,000,000 shares of $.00001 par value
      authorized, 301,340,183 and 296,422,907
      shares issued and outstanding                                                                   3,013                   2,964
   Additional paid-in capital                                                                    15,621,665              14,325,076
   Deficit accumulated during the development stage                                             (15,636,808)            (13,550,976)
   Discount on warrants                                                                            (444,724)                   --
   Deferred compensation cost                                                                          --                   (14,769)
                                                                                               ------------            ------------
         Total stockholders' equity (deficit)                                                      (456,854)                762,295
                                                                                               ------------            ------------
         Total liabilities and stockholders' equity (deficit)                                  $  1,747,862            $  3,304,953
                                                                                               ============            ============

           See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                                                                         Inception
                                                                                                                       (February 20,
                                                      Three Months Ended                    Six Months Ended              1984) to
                                                           June 30,                             June 30,                  June 30,
                                                           --------                             --------                  --------
                                                    1999             1998                1999             1998              1999
                                                    ----             ----                ----             ----              ----
                                                 (Restated)                           (Restated)                         (Restated)
Revenues:
   Sales                                   $       2,191      $        --        $       4,590      $        --        $    199,565
   Interest                                        5,680             27,926             21,489             57,223           580,786
   Other income                                     --                 --                 --                  100           120,093
                                           -------------      -------------      -------------      -------------      ------------
                                                   7,871             27,926             26,079             57,323           900,444
                                           -------------      -------------      -------------      -------------      ------------

Costs and Expenses:
   Research and development                      409,464            210,618            767,380            380,764         4,350,847
   General and administrative                    498,529            572,845            936,932          1,078,259         8,252,269
   Depreciation                                   58,949             20,823             96,056             36,340           411,404
   Interest                                      216,965            375,556            311,543            811,714         3,522,732
                                           -------------      -------------      -------------      -------------      ------------
                                               1,183,907          1,179,842          2,111,911          2,307,077        16,537,252
                                           -------------      -------------      -------------      -------------      ------------

Net Loss                                   $  (1,176,036)     $  (1,151,916)     $  (2,085,832)     $  (2,249,754)     $(15,636,808)
                                           =============      =============      =============      =============      ============

Net Loss Per Share of Common
   Stock - Basic and Diluted               $       (0.01)     $       (0.01)     $       (0.01)     $       (0.01)
                                           =============      =============      =============      =============

Weighted Average Number of
   Common Shares Outstanding                 298,881,545        282,767,657        298,881,545        282,767,657
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

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

      CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 1999


                                                                                Common Stock                              Deficit
                                                                                ------------                            Accumulated
                                                                     Amount                               Additional    during the
                                                                      Per                                  Paid-In      Development
                                                                     Share        Shares        Amount     Capital         Stage
                                                                     -----        ------        ------     -------         -----
Balance, inception (February 20, 1984) as previously reported                          --      $   1,000    $    --      $ (1,000)

Adjustment for pooling of interests                                                    --         (1,000)       1,000        --
                                                                                -----------        -----      -------    --------

Balance, inception, as restated                                                        --           --          1,000      (1,000)

   Net loss, period ended December 31, 1984                                            --           --           --       (17,809)
                                                                                -----------        -----      -------    --------

Balance, December 31, 1984                                                             --           --          1,000     (18,809)

   Issuance of common stock for cash                            $     .00       113,846,154        1,138          170        --
   Net loss, year ended December 31, 1985                                              --           --           --       (25,459)
                                                                                -----------        -----      -------    --------

Balance, December 31, 1985                                                      113,846,154        1,138        1,170     (44,268)

   Issuance of common stock - public offering                         .01        40,000,000          400      399,600        --
   Issuance of underwriter's warrants                                                  --           --            100        --
   Expenses of public offering                                                         --           --       (117,923)       --
   Issuance of common stock, exercise of "A" warrants                 .03           819,860            9       24,587        --
   Net loss, year ended December 31, 1986                                              --           --           --      (159,674)
                                                                                -----------        -----      -------    --------

Balance, December 31, 1986                                                      154,666,014        1,547      307,534    (203,942)
                                                                                -----------        -----      -------    --------


           See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

      CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                  (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 1999


                                                                         Common Stock                                  Deficit
                                                                         ------------                                Accumulated
                                                               Amount                                 Additional     during the
                                                                 Per                                   Paid-In       Development
                                                                Share        Shares       Amount       Capital          Stage
                                                                -----        ------       ------       -------          -----

Balance, December 31, 1986                                                   154,666,014   $ 1,547      $ 307,534       $ (203,942)

   Issuance of common stock, exercise of "A" warrants            $.03         38,622,618       386      1,158,321                -
   Expenses of stock issuance                                                         -         -         (11,357)               -
   Acquisition of subsidiary for cash                                                 -         -         (46,000)               -
   Cancellation of debt due to stockholders                                           -         -          86,565                -
   Net loss, period ended December 31, 1987                                           -         -               -         (258,663)
                                                                            -----------     ------     ----------       ----------

Balance, December 31, 1987                                                   193,288,632     1,933      1,495,063         (462,605)

   Net loss, year ended December 31, 1988                                             -          -              -         (199,690)
                                                                            -----------     ------     ----------       ----------

Balance, December 31, 1988                                                   193,288,632     1,933      1,495,063         (662,295)

   Net loss, year ended December 31, 1989                                             -         -              -          (270,753)
                                                                            -----------     -----      ---------        ----------

Balance, December 31, 1989                                                   193,288,632     1,933      1,495,063         (933,048)

   Issuance of common stock, expiration of redemption
      offer on "B" warrants                                        .05         6,729,850        67        336,475                -
   Issuance of common stock, exercise of "B" warrants              .05           268,500         3         13,422                -
   Issuance of common stock, exercise of "C" warrants              .08            12,900         -          1,032                -
   Net loss, year ended December 31, 1990                                             -          -              -         (267,867)
                                                                            -----------     ------     ----------       ----------

Balance, December 31, 1990                                                  200,299,882      2,003      1,845,992       (1,200,915)
                                                                            -----------     ------     ----------       ----------

           See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

      CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                  (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 1999


                                                                             Common Stock                                 Deficit
                                                                             ------------                               Accumulated
                                                                  Amount                                 Additional      during the
                                                                   Per                                    Paid-In       Development
                                                                  Share         Shares        Amount      Capital          Stage
                                                                  -----         ------        ------      -------          -----
Balance, December 31, 1990                                                    200,299,882   $  2,003   $ 1,845,992    $ (1,200,915)

   Issuance of common stock, exercise of "B" warrants           $ .05              11,400       --             420            --
   Issuance of common stock, exercise of "C" warrants             .08               2,500       --             200            --
   Issuance of common stock, exercise of underwriters warrants    .012          3,760,000         38        45,083            --
   Net loss, year ended December 31, 1991                                            --         --            --          (249,871)
                                                                              -----------      -----     ---------      ----------

Balance, December 31, 1991                                                    204,073,782      2,041     1,891,695      (1,450,786)

   Issuance of common stock, for testing                          .0405        10,000,000        100       404,900            --
   Issuance of common stock, for consulting services              .055            500,000          5        27,495            --
   Issuance of common stock, exercise of "B" warrants             .05           7,458,989         75       372,875            --
   Issuance of common stock, exercise of "C" warrants             .08           5,244,220         52       419,487            --
   Expenses of stock issuance                                                                                               (7,792)
   Net loss, year ended December 31, 1992                                            --         --            --          (839,981)
                                                                              -----------      -----     ---------      ----------

Balance, December 31, 1992                                                    227,276,991      2,273     3,108,660      (2,290,767)

   Issuance of common stock, for consulting services              .055            500,000          5        27,495            --
   Issuance of common stock, for consulting services              .03           3,500,000         35       104,965            --
   Issuance of common stock, for testing                          .035          5,000,000         50       174,950            --
   Net loss, year ended December 31, 1993                                            --         --            --          (563,309)
                                                                              -----------      -----     ---------      ----------

Balance, December 31, 1993                                                    236,276,991      2,363     3,416,070      (2,854,076)
                                                                              -----------      -----     ---------      ----------


           See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

      CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                  (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 1999



                                                               Common Stock                                   Deficit
                                                               ------------                                 Accumulated
                                                       Amount                      Additional                during the    Deferred
                                                         Per                         Paid-In  Subscription  Development Compensation
                                                        Share     Shares   Amount    Capital   Receivable       Stage        Cost
                                                        -----     ------   ------    -------   ----------       -----        ----

Balance, December 31, 1993                                    236,276,991  $ 2,363  $3,416,070   $   --     $(2,854,076)  $   --

   Issuance of common stock, for consulting services $  .05     4,750,000       47     237,453       --            --         --
   Issuance of common stock, exercise of options        .08       400,000        4      31,996       --            --         --
   Issuance of common stock, exercise of options        .10       190,000        2      18,998       --            --         --
   Net loss, year ended December 31, 1994                            --       --          --         --        (440,837)      --
                                                              -----------    -----   ---------   ------      ----------   ------

Balance, December 31, 1994                                    241,616,991    2,416   3,704,517       --      (3,294,913)      --
                                                                                                                              ---
   Issuance of common stock, exercise of options        .05     3,333,333       33     166,633       --            --         --
   Issuance of common stock, exercise of options        .08     2,092,850       21     167,407       --            --         --
   Issuance of common stock, exercise of options        .10     2,688,600       27     268,833       --            --         --
   Issuance of common stock, for consulting services    .11     1,150,000       12     126,488       --            --         --
   Issuance of common stock, for consulting services    .14       300,000        3      41,997       --            --         --
   Net loss, year ended December 31, 1995                            --       --          --         --        (401,884)      --
                                                              -----------    -----   ---------   ------      ----------   ------

Balance, December 31, 1995                                    251,181,774    2,512   4,475,875       --      (3,696,797)      --
                                                              -----------    -----   ---------   ------      ----------   ------

           See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

      CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                  (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 1999


                                                          Common Stock                                       Deficit
                                                          ------------                                     Accumulated
                                                   Amount                        Additional                 during the    Deferred
                                                     Per                          Paid-In   Subscription    Development Compensation
                                                    Share    Shares      Amount   Capital    Receivable        Stage        Cost
                                                    -----    ------      ------   -------    ----------        -----        ----
Balance, December 31, 1995                                   251,181,774  2,512  $4,475,875  $      -     $(3,696,797)    $      -

   Issuance of common stock, exercise of options    .05        3,333,334     33     166,634         -               -            -
   Issuance of common stock, exercise of options    .08        1,158,850     12      92,696         -               -            -
   Issuance of common stock, exercise of options    .10        7,163,600     72     716,288         -               -            -
   Issuance of common stock, exercise of options    .11          170,000      2      18,698         -               -            -
   Issuance of common stock, exercise of options    .12        1,300,000     13     155,987         -               -            -
   Issuance of common stock, exercise of options    .18        1,400,000     14     251,986         -               -            -
   Issuance of common stock, exercise of options    .19          500,000      5      94,995         -               -            -
   Issuance of common stock, exercise of options    .20          473,500      5      94,695         -               -            -
   Issuance of common stock, for services rendered  .50          350,000      3     174,997         -               -            -
   Options granted                                                     -      -     760,500         -               -      (473,159)
   Subscription receivable                                             -      -           -   (19,000)              -            -
   Net loss, year ended December 31, 1996                              -      -           -         -       (1,154,740)          -
                                                            ------------  -----  ----------  --------     ------------    ---------

Balance, December 31, 1996                                   267,031,058  2,671   7,003,351   (19,000)      (4,851,537)    (473,159)
                                                            ------------  -----  ----------  --------     ------------    ---------

           See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

      CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                  (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 1999

                                                               Common Stock                                          Deficit
                                                               ------------                                        Accumulated
                                                      Amount                        Additional                      during the
                                                        Per                          Paid-In      Subscription     Development
                                                       Share  Shares       Amount    Capital       Receivable         Stage
                                                       -----  ------       ------    -------       ----------         -----

Balance, December 31, 1996                                    267,031,058   $2,671  $ 7,003,351    $(19,000)      $(4,851,537)

  Issuance of common stock, exercise of options         .08     3,333,333       33      247,633           -                 -
  Issuance of common stock, conversion of debt          .20     1,648,352       16      329,984           -                 -
  Issuance of common stock, conversion of debt          .15       894,526        9      133,991           -                 -
  Issuance of common stock, conversion of debt          .12     2,323,580       23      269,977           -                 -
  Issuance of common stock, conversion of debt          .15     1,809,524       18      265,982           -                 -
  Issuance of common stock, conversion of debt          .16       772,201        8      119,992           -                 -
  Issuance of common stock, for services rendered       .41        50,000        -       20,500           -                 -
  Issuance of common stock, for services rendered       .24       100,000        1       23,999           -                 -
  Beneficial conversion feature, February debenture                     -        -      413,793           -                 -
  Beneficial conversion feature, October debenture                      -        -    1,350,000           -                 -
  Warrant costs, February debenture                                     -        -       37,242           -                 -
  Warrant costs, October debenture                                      -        -      291,555           -                 -
  Amortization of deferred compensation cost                            -        -            -           -                 -
  Imputed interest on convertible debenture                             -        -        4,768           -                 -
  Net loss, year ended December 31, 1997                                -        -            -           -        (4,141,729)
                                                             ------------   ------  -----------    --------       -----------

Balance, December 31, 1997                                    277,962,574    2,779   10,512,767     (19,000)       (8,993,266)
                                                             ------------   ------  -----------    --------       -----------

                                                            Deferred
                                                         Compensation
                                                              Cost
                                                              ----

Balance, December 31, 1996                                $(473,159)

  Issuance of common stock, exercise of options                   -
  Issuance of common stock, conversion of debt                    -
  Issuance of common stock, conversion of debt                    -
  Issuance of common stock, conversion of debt                    -
  Issuance of common stock, conversion of debt                    -
  Issuance of common stock, conversion of debt                    -
  Issuance of common stock, for services rendered                 -
  Issuance of common stock, for services rendered                 -
  Beneficial conversion feature, February debenture               -
  Beneficial conversion feature, October debenture                -
  Warrant costs, February debenture                               -
  Warrant costs, October debenture                                -
  Amortization of deferred compensation cost                399,322
  Imputed interest on convertible debenture                       -
  Net loss, year ended December 31, 1997                          -
                                                          ---------

Balance, December 31, 1997                                  (73,837)
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

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

      CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                  (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 1999



                                                            Common Stock                                      Deficit
                                                            ------------                                    Accumulated
                                                    Amount                       Additional                 during the    Deferred
                                                      Per                         Paid-In     Subscription  Development Compensation
                                                     Share  Shares     Amount     Capital      Receivable     Stage        Cost
                                                     -----  ------     ------     -------      ----------     -----        ----

Balance, December 31, 1997                                 277,962,574  $2,779    $10,512,767  $(19,000)  $ (8,993,266)  $(73,837)

   Issuance of common stock, exercise of options      .12      295,000       3         35,397         -             -           -
   Issuance of common stock, exercise of options      .14      500,000       5         69,995         -             -           -
   Issuance of common stock, exercise of options      .16      450,000       5         71,995         -             -           -
   Issuance of common stock, exercise of options      .20       10,000       -          2,000         -             -           -
   Issuance of common stock, exercise of options      .26      300,000       3         77,997         -             -           -
   Issuance of common stock, conversion of debt       .13    1,017,011      10        132,990         -             -           -
   Issuance of common stock, conversion of debt       .14    2,512,887      25        341,225         -             -           -
   Issuance of common stock, conversion of debt       .15    5,114,218      51        749,949         -             -           -
   Issuance of common stock, conversion of debt       .18    1,491,485      15        274,985         -             -           -
   Issuance of common stock, conversion of debt       .19    3,299,979      33        619,967         -             -           -
   Issuance of common stock, conversion of debt       .22    1,498,884      15        335,735         -             -           -
   Issuance of common stock, conversion of debt       .23    1,870,869      19        424,981         -             -           -
   Issuance of common stock, for services rendered    .21      100,000       1         20,999         -             -           -
   Beneficial conversion feature, November debenture                                  625,000
   Warrant costs, November debenture                                                   48,094
   Amortization of deferred compensation cost                        -       -              -         -             -      59,068
   Write off of subscription receivable                              -       -        (19,000)   19,000             -           -
   Net loss, year ended December 31, 1998                            -       -              -         -     (4,557,710)         -
                                                           -----------  ------    -----------   -------   ------------   --------

Balance, December 31, 1998, as Restated                    296,422,907   2,964     14,325,076         -    (13,550,976)   (14,769)
                                                           -----------  ------    -----------   -------   ------------   --------

           See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

      CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                  (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 1999



                                                               Common Stock                         Deficit
                                                               ------------                       Accumulated
                                                        Amount                      Additional    during the    Deferred   Discount
                                                         Per                          Paid-In     Development Compensation    on
                                                        Share  Shares      Amount     Capital        Stage        Cost     Warrants
                                                        -----  ------      ------     -------        -----        ----     --------
Balance, December 31, 1998, as Restated                        296,422,907 $ 2,964  $ 14,325,076 $(13,550,976)  $ (14,769) $      -

   Issuance of common stock, securities purchase         .16     4,917,276      49       802,451            -           -         -
      agreement
   Warrants Costs, securities purchase agreement                         -       -       494,138            -           -  (494,138)
   Amortization of warrant costs, securities purchase
      agreement                                                          -       -             -            -           -    49,414
   Amortization of deferred compensation cost                            -       -             -            -      14,769         -
   Net loss, six months ended June 30, 1999, as restated                 -       -             -   (2,085,832)          -         -
                                                               ----------- -------  ------------ ------------   --------- ---------

Balance, June 30, 1999, As Restated                            301,340,183 $ 3,013  $ 15,621,665 $(15,636,808)  $       - $(444,724)
                                                               =========== =======  ============ ============   ========= =========

           See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                                                                                         Inception
                                                                                        Six Months Ended               (February 20,
                                                                                            June 30,                     1984) to
                                                                                   ---------------------------           June 30,
                                                                                      1999            1998                 1999
                                                                                      ----            ----                 ----
                                                                                   (Restated)       (Restated)           (Restated)
Cash Flows from Operating Activities:
   Net loss                                                                        $(2,085,832)      $(2,249,754)      $(15,636,808)
                                                                                   -----------       -----------       ------------
   Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation                                                                   96,056            36,340            411,404
         Amortization of debt issue costs                                               52,500           221,227            394,435
         Amortization of deferred interest cost on beneficial
            conversion feature of convertible debenture                                   --             210,951          2,388,718
         Amortization of discount on warrants                                           73,460           284,256            363,757
         Amortization of deferred compensation cost                                     14,769            29,534            760,500
         Issuance of common stock for services                                            --                --            1,437,500
         Other                                                                            --                --               (1,607)
         Changes in operating assets and liabilities:
            Increase in other current assets                                           (15,787)           (3,382)           (45,606)
            Increase in inventory                                                         --                --              (19,729)
            Increase in other assets                                                   (88,724)          (63,393)          (865,465)
            Increase (decrease) in accounts payable and
               accrued liabilities                                                     226,773          (100,199)           511,997
                                                                                   -----------       -----------       ------------
                  Total adjustments                                                    359,047           615,334          5,335,904
                                                                                   -----------       -----------       ------------
                  Net cash used by operating activities                             (1,726,785)       (1,634,420)       (10,300,904)
                                                                                   -----------       -----------       ------------

Cash Flows from Investing Activities:
   Purchase of investments                                                                --             (94,000)        (6,292,979)
   Proceeds from sale of investments                                                   821,047         2,700,902          6,292,979
   Expenditures for property and equipment                                            (136,803)         (303,577)        (1,280,403)
   Proceeds from sale of property and equipment                                           --                --                1,200
                                                                                   -----------       -----------       ------------
                  Net cash provided (used) by investing activities                     684,244         2,303,325         (1,279,203)
                                                                                   -----------       -----------       ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of convertible debt                                             --                --            5,500,000
   Proceeds from deposit on exercise of options                                         30,000              --               30,000
   Proceeds from sale of securities, net of issuance costs                             202,500           225,400          6,181,088
   Payments under capital lease                                                        (18,761)             --              (35,363)
                                                                                   -----------       -----------       ------------
                  Net cash provided by financing activities                            213,739           225,400         11,675,725
                                                                                   -----------       -----------       ------------

Net Increase (Decrease) in Cash and Cash Equivalents                                  (828,802)          894,305             95,618

Cash and Cash Equivalents, Beginning                                                   924,420           236,059               --
                                                                                   -----------       -----------       ------------

Cash and Cash Equivalents, Ending                                                  $    95,618       $ 1,130,364       $     95,618
                                                                                   ===========       ===========       ============


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

                                                                                         June 30,      December 31,
                                                                                           1999            1998
                                                                                           ----            ----

              Unpaid principal balance of November debenture                            $1,500,000     $1,500,000
              Less unamortized discount and deferred interest                               18,035         42,081
                                                                                       -----------    -----------
              Convertible debenture, net                                                $1,481,965     $1,457,919
                                                                                       ===========    ===========

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


NOTE 4.  RESTATEMENT

         The accompanying financial statements for June 30, 1999 have been restated to accrue additional financing costs related to the effective date of a registration statement covering the resale of certain securities sold by the Company. The effect of the restatement was to increase the net loss for the three and six months ended June 30, 1999 by $120,000 ($.00 per share). In connection with this restatement, the financial statements for the three and six months ended June 30, 1999 have been restated to reclassify $120,000 from general and administrative to interest expense. This reclassification had no effect upon net loss for the period ended June 30, 1999.

         Additionally, for the three and six months ended June 30, 1999, the financial statements have been restated to reclassify $26,250 and $52,500, respectively, of amortization of debt issue costs from depreciation and amortization to interest expense. This reclassification had no effect upon the net loss for the three and six months ended June 30, 1999.

         For the three months ended June 30, 1998, the financial statements have been restated to reclassify $67,616 of amortization of debt issue costs and $276,957 of amortization of discount on warrants from depreciation and amortization to interest expense. This reclassification had no effect upon the net loss for the three months ended June 30, 1998.

         For the six months ended June 30, 1998, the financial statements have been restated to reclassify $221,227 of amortization of debt issue costs and $284,256 of amortization of discount on warrants from depreciation and amortization to interest expense. This reclassification had no effect upon the net loss for the six months ended June 30, 1998.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 4.  RESTATEMENT (Continued)

         The effect of the changes on the financial statements are as follows:


                                                                June 30, 1999
                                                                -------------
                                                     As
                                                  Previously                             As
                                                   Reported         Restatement       Restated
                                                   --------         -----------       --------

Accounts payable and accrued liabilities          $    385,797     $ 120,000        $    505,797
                                                  ============     =========        ============
Deficit accumulated during the development
   Stage                                          $(15,516,808)    $(120,000)       $(15,636,808)
                                                  ============     =========        ============


        Three Months Ended June 30, 1999
        --------------------------------
Depreciation and amortization                     $     85,199     $ (26,250)       $     58,949
                                                  ============     =========        ============
Interest expense                                  $     70,715     $ 146,250        $    216,965
                                                  ============     =========        ============
Net loss                                          $ (1,056,036)    $(120,000)       $ (1,176,036)
                                                  ============     =========        ============


        Six Months Ended June 30, 1999
        ------------------------------
Depreciation and amortization                     $    148,556     $ (52,500)       $     58,949
                                                  ============     =========        ============
Interest expense                                  $    139,043     $ 172,500        $    311,543
                                                  ============     =========        ============
Net loss                                          $ (1,965,832)    $(120,000)       $ (2,085,832)
                                                  ============     =========        ============

        Three Months Ended June 30, 1998
        --------------------------------
Depreciation and amortization                     $    365,396     $(344,573)       $     20,823
                                                  ============     =========        ============
Interest expense                                  $     30,983     $ 344,573        $    375,556
                                                  ============     =========        ============

        Six Months Ended June 30, 1998
        ------------------------------
Depreciation and amortization                     $    541,823     $(505,483)       $     36,340
                                                  ============     =========        ============
Interest expense                                  $    306,231     $ 505,483        $    811,714
                                                  ============     =========        ============

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

OVERVIEW

     Since our inception in July 1985, Advanced Viral Research Corp. has been engaged primarily in research and development activities. We have not yet generated significant operating revenues, and as of June 30, 1999 we had incurred a cumulative net loss of $15,636,808. Our ability to generate substantial operating revenue depends upon our success in gaining FDA approval for the commercial use and distribution of Reticulose. All of our research and development efforts have been devoted to the development of Reticulose.

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

     o safety information for the initial study proposed to be conducted on humans; and

     o informationassuring the identification, quality and purity of Reticulose and a description of the physical, chemical and microbiological characteristics of Reticulose.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1999 and 1998

     For the three month periods ended June 30, 1999 and June 30, 1998, we incurred losses of $1,176,036 ($0.01 per share) and $1,151,916 ($0.01 per share), respectively. For the six month periods ended June 30, 1999 and June 30, 1998, we incurred losses of $2,085,832 ($0.01 per share) and $2,249,754
($0.01 per share), respectively.

     General and Administrative Expense. Our losses during the three and six months ended June 30, 1999 are due in part to decreased general and administrative expense ($498,529 and $936,932 for the three and six months ended June 30, 1999 vs. $572,845 and $1,078,259 for the three and six months ended June 30, 1998, respectively).

     Depreciation Expense. We had increased depreciation expense for the three and six months ended June 30, 1999 of $58,949 and $96,056 for the three and six months ended June 30, 1999 vs. $20,823 and $36,340 for the three and six months ended June 30, 1998, respectively. This increase is due principally to laboratory equipment purchases and improvements to the Yonkers, New York facility.

     Interest Expense. Our losses during the three and six months ended June 30, 1999 are also due to decreased interest expense ($216,965 and $311,543 for the three and six months ended June 30, 1999 vs. $375,556 and $811,714 for the three and six months ended June 30, 1998, respectively). Included in the interest expense are:

     o no beneficial conversion feature on certain convertible debentures for the three and six months ended June 30, 1999 vs. $0 and $210,951 for the three and six months ended June 30, 1998, respectively;

     o interest expense associated with certain convertible debentures of approximately $26,250 and $52,500 for the three and six months ended June 30, 1999 vs. $31,000 and $96,000 for the three and six months ended June 30, 1998, respectively;

     o amortization of discount on certain warrants of approximately $37,000 and $73,000 for the three and six months ended June 30, 1999 vs. $277,000 and $277,000 for the three and six months ended June 30, 1998, respectively;

     o amortization of loan costs of approximately $26,250 and $52,500 for the three and six months ended June 30, 1999 vs. $68,000 and $221,000 for the three and six months ended June 30, 1998, respectively; and

     o contractually imposed finance penalties associated with not having an effective registration statement covering certain securities of approximately $120,000 and $120,000 for the three and six months ended June 30, 1999 vs. no expenses for the three and six months ended June 30, 1998, respectively.

     Research and Development Expense. We had increased research and development expense of $409,464 and $767,380 for the three and six months ended June 30, 1999 vs. $210,618 and $380,764 for the three and six months ended June 30, 1998, respectively, in connection with increased research and development activity in general, along with a shift from the use of external to internal personnel and testing, including the employment of additional research professionals; and rent and operating costs associated with the Yonkers, New York laboratory.

     Sales. We had sales of $2,191 and $4,590 for the three and six months ended June 30, 1999, respectively, vs. no sales for the three and six months ended June 30, 1998, respectively. All sales during these periods were to distributors purchasing Reticulose for testing purposes. Interest income was $5,680 and $21,489 for the three and six months ended June 30, 1999, respectively, vs. $27,926 and $57,233 for the three and six months ended June 30, 1998, respectively. There can be no assurance that Reticulose will ever be sold for commercial distribution anywhere in the world.

LIQUIDITY

June 30, 1999 vs. December 31, 1998

     Assets. As of June 30, 1999 and December 31, 1998, we had current assets of $160,953 and $1,795,014, respectively. We had total assets of $1,747,862 and $3,304,953 at June 30, 1999 and December 31, 1998, respectively. The decrease in current and total assets was primarily attributable to the use of investment capital to fund increased operating expenditures.

     Liabilities. As of June 30, 1999 and December 31, 1998, we had current liabilities of $545,790 and $317,359, respectively. The increase in current liabilities was due to an increase in payables of approximately $227,000 primarily resulting from our increased costs of financing of $130,000, amounts due to GloboMax of $80,000, and increased operating expenses. As of June 30, 1999 and December 31, 1998, we had total long term liabilities of $1,628,926 and $1,625,299 at June 30, 1999 and December 31, 1998, respectively.

     Cash Flow. During the six months ended June 30, 1999, we used cash of $1,726,785 for operating activities, as compared to $1,634,420 for the six months ended June 30, 1998. During the six months ended June 30, 1999, we:

     o incurred non-cash expenses primarily relating to depreciation ($96,000), amortization of loan costs ($52,500) and discount on warrants ($73,000);

     o    expended approximately $717,000 for payroll and related costs;

     o expended approximately $192,000 for research expenses incurred by third parties in connection with the testing of Reticulose in Argentina and Barbados;

     o expended approximately $137,000 for additions to machinery and equipment at our Yonkers, New York office and the manufacturing plant in Freeport, Bahamas; and

     o    expended approximately $85,000 in laboratory supplies.

     During the six months ended June 30, 1999, cash flows provided by investing and financing activities were primarily due to the sales of investments which were available from the proceeds of the issuance of the convertible debenture in 1998 and debentures, warrants and shares of common stock in 1999 ($232,500). In addition, we expended approximately $390,000 in professional and consulting fees, approximately $110,000 of which are consulting fees incurred in connection with the IND for Reticulose, and approximately $115,000 of which relate to professional fees incurred in connection with certain financing arrangements and financial reporting;

     As of June 30, 1999, we had expended the following amounts for research and development in connection with the following ongoing studies being conducted abroad:

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

     Under the terms of a securities purchase agreement with Focus Investors LLC dated August 3, 1999 pursuant to which Focus Investors purchased 7% convertible debentures and related warrants, we are required to file with the Commission a registration statement to register shares of the common stock issuable upon conversion of the debentures and upon exercise of the warrants to allow the purchaser to resell such common stock to the public. The purchase agreement provides that, if the registration statement is not filed or declared effective prior to a certain date, or if the number of shares qualified for trading on the OTC Bulletin Board or reserved for issuance is insufficient for issuance upon the conversion of the debentures and the exercise of the warrants, or if a blackout event occurs (as described in the agreement, each of these events referred to as a "default"), we will be required to pay the purchaser a penalty for each 30 day period during which a default shall be in effect equal to $40,000, pro rated for the number of days during each period the defaults were pending. To the extent the periodic amounts for all default periods exceed $100,000 in the aggregate, the excess amount shall be paid in shares of common stock, as set forth in the agreement. The agreement further provides that until the registration statement has been filed and becomes effective, we will not file any other registration statement without the written consent of Focus Investors.

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

====================================================================================================================
                        Gross       Security        Convertible /        Conversion Price /      Maturity Date /
    Date Issued       Proceeds       Issued       Exercisable Into         Exercise Price        Expiration Date
====================================================================================================================
February 1997       $1,000,000    Debenture     6,675,982 shares      $0.15-0.20 per share     Fully converted
                                  Warrants      535,134 shares        $0.288-0.864 per share   February 28, 2007
August 1997         $3,000,000    Debenture     17,577,354 shares     $0.13-0.23 per share     Fully converted
                                  Warrants      1,800,000 shares      $0.20-0.27 per share     August 30, 2007
November 1998       $1,500,000    Debenture     10,257,673 shares     $0.1462 per share (1)    October 31, 2008
                                  Warrants      375,000 shares        $0.20 per share
                                                375,000 shares        $0.24 per share
January 1999        $802,500      Shares        4,917,276             n/a                      n/a
                                  Warrants      1,183,394 shares      $0.2040 per share        December 31, 2003
                                                1,183,394 shares      $0.2448 per share
July 1999           $500,000      Shares        1,851,852             n/a                      n/a
                                  Warrants      463,264 shares        $0.324 per share         June 30, 2004
                                                463,264 shares        $0.378 per share
August 1999         $2,000,000    Debentures    13,129,821            $0.1556 per share (1)    August 3, 2009
                                  Warrants      1,000,000 shares      $0.2461 per share        August 3, 2004
--------------------------------------------------------------------------------------------------------------------

----------------
(1) Assumes the full conversion of the debenture based upon the closing bid price on August 27, 1999 of $0.2031, and an applicable conversion price of $0.1462 for the RBB debenture and $0.1523 for the Focus debentures.

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

     We are currently expending approximately $300,000 per month, which expenses include salaries, rent, professional fees, license fees and taxes, research and development, and travel, principally between our two offices and our Bahamian facility, and anticipate that we can continue operations through fiscal 1999 with our current liquid assets, including the proceeds from the recent sale of the convertible debenture and other securities if no stock options or warrants are exercised nor additional securities sold. If all of the stock options and warrants are exercised, we will receive net proceeds of approximately $8.4 million. Those proceeds will contribute to general and administrative and working capital and will permit us to substantially increase our budget for research and development and clinical trials and testing and to operate at significantly increased levels of operation, assuming Reticulose receives approvals and prospects for sales increase to justify such increased levels of operation. The recent prevailing market price for shares of common stock has from time to time been above the exercise prices of certain of the outstanding options and warrants. As such, recent trading levels may not be sustained nor may any additional options or warrants be exercised. If less than 25% or none of the outstanding options and warrants are exercised, and we obtain no other additional financing, in order for us to achieve the level of operations contemplated by management, management anticipates that we will have to limit intentions to expand operations beyond current levels. We are currently seeking debt financing, licensing agreements, joint ventures and other sources of financing, but the likelihood of obtaining such financing on favorable terms, if at all, is small. Management anticipates that they will have to defer their salaries if financing is not available in order to continue operations,. Management does not believe that, at present, debt or equity financing will be readily obtainable on favorable terms unless and until FDA approval for phase I clinical testing is granted or comparable approval is obtained from another developed or developing country. Because of the large uncertainties involved in the FDA approval process for commercial drug use on humans, it is possible that me may never be able to sell Reticulose commercially.

     We have three patents for the use of Reticulose as a treatment. In addition, we have filed 34 patent applications with the United States Patent Office, including one for Reticulose as a product. Other companies, having greater economic resources, may be successful in developing a similar product using processes similar to our product Reticulose. We may not obtain such a patent or, if obtained, it may not be enforceable. We have retained patent counsel for the purpose of pursuing additional patent protection for Reticulose. However, if any patents are granted, such patents may not be sustained if questioned, and, if declared valid, such patents, may not operate to protect us from the replication of Reticulose by competitors. We have relied upon laws protecting proprietary information and trade secrets and upon confidentiality agreements to protect our rights to Reticulose and the processes for its manufacture, but such efforts and procedures may prove unsuccessful and may not protect us from any competition in the future.

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

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8K


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


                               ADVANCED VIRAL RESEARCH CORP.

Date: December 9, 1999         By: /s/ Alan V. Gallantar
                                   ---------------------------------------------
                                   Alan V. Gallantar, Chief Financial Officer


                                   By: /s/ Shalom Z. Hirschman
                                      -------------------------------------
                                   Shalom Z. Hirschman, President and Chief
                                   Executive Officer