Form 10-Q/A
period 1999-09-30
ADVANCED VIRAL RESEARCH CORP
filed 1999-12-13
CIK 786623

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

                                   FORM 10-Q/A

                        QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION (UNAUDITED)
         Item 1.  Financial Statements...........................................................  1
         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................................... 26
         Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................... 36

PART II.  OTHER INFORMATION
         Item 1.  Legal Proceedings.............................................................. 37
         Item 2.  Changes in Securities and Use of Proceeds...................................... 37
         Item 3.  Defaults Upon Senior Securities................................................ 37
         Item 4.  Submission of Matters to Vote of Security Holders.............................. 37
         Item 5.  Other Information.............................................................. 37
         Item 6.  Exhibits and Reports on Form 8-K............................................... 39

SIGNATURES....................................................................................... 39


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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                                                                        Inception
                                                                                                                      (February 20,
                                                    Three Months Ended                   Nine Months Ended               1984) to
                                                       September 30,                        September 30,             September 30,
                                                  1999               1998              1999             1998               1999
                                                  ----               ----              ----             ----               ----
                                               (Restated)                           (Restated)       (Restated)         (Restated)
Revenues:
   Sales                                       $      1,928      $        656      $      6,517      $        656      $    201,493
   Interest                                           6,461            22,310            27,951            79,533           587,247
   Other income                                        --                --                --                 100           120,093
                                               ------------      ------------      ------------      ------------      ------------
                                                      8,389            22,966            34,468            80,289           908,833
                                               ------------      ------------      ------------      ------------      ------------

Costs and Expenses:

   Research and development                         426,552           499,045         1,192,190         1,234,915         4,777,399
   General and administrative                       605,917           364,554         1,544,592         1,087,707         8,858,186
   Depreciation                                      53,152            28,437           149,208            64,777           464,556
   Interest                                         935,803              --           1,247,345           811,714         4,458,535
                                               ------------      ------------      ------------      ------------      ------------
                                                  2,021,424           892,036         4,133,335         3,199,113        18,558,676
                                               ------------      ------------      ------------      ------------      ------------

Net Loss                                       $ (2,013,035)     $   (869,070)     $ (4,098,867)     $ (3,118,824)     $(17,649,843)
                                               ============      ============      ============      ============      ============

Net Loss Per Share of Common

   Stock - Basic and Diluted                   $      (0.01)     $      (0.00)         $(0.01)       $      (0.01)
                                               ============      ============      ============      ============

Weighted Average Number of

   Common Shares Outstanding                    300,598,827       290,194,958       300,598,827       290,194,958
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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

       CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 1999

                                                                         Common Stock                                     Deficit
                                                                         ------------                                   Accumulated
                                                               Amount                                     Additional    during the
                                                                Per                                        Paid-In      Development
                                                               Share        Shares        Amount           Capital         Stage
                                                               -----        ------        ------           -------         -----
Balance, inception (February 20, 1984) as previously reported                   --      $     1,000     $      --       $    (1,000)

Adjustment for pooling of interests                                             --           (1,000)          1,000            --
                                                                         -----------    -----------     -----------     -----------

Balance, inception, as restated                                                 --             --             1,000          (1,000)

   Net loss, period ended December 31, 1984                                     --             --              --           (17,809)
                                                                         -----------    -----------     -----------     -----------

Balance, December 31, 1984                                                      --             --             1,000         (18,809)

   Issuance of common stock for cash                             $.00    113,846,154          1,138             170            --
   Net loss, year ended December 31, 1985                                       --             --              --           (25,459)
                                                                         -----------    -----------     -----------     -----------

Balance, December 31, 1985                                               113,846,154          1,138           1,170         (44,268)

   Issuance of common stock - public offering                     .01     40,000,000            400         399,600            --
   Issuance of underwriter's warrants                                           --             --               100            --
   Expenses of public offering                                                  --             --          (117,923)           --
   Issuance of common stock, exercise of "A" warrants             .03        819,860              9          24,587            --
   Net loss, year ended December 31, 1986                                       --             --              --          (159,674)
                                                                         -----------    -----------     -----------     -----------

Balance, December 31, 1986                                               154,666,014          1,547         307,534        (203,942)
                                                                         -----------    -----------     -----------     -----------


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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

       CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 1999


                                                                            Common Stock                                 Deficit
                                                                            ------------                               Accumulated
                                                                 Amount                                 Additional      during the
                                                                  Per                                    Paid-In       Development
                                                                 Share         Shares        Amount      Capital          Stage
                                                                 -----         ------        ------      -------          -----
Balance, December 31, 1990                                                200,299,882    $      2,003   $  1,845,992   $ (1,200,915)

   Issuance of common stock, exercise of "B" warrants          $  .05          11,400            --              420           --
   Issuance of common stock, exercise of "C" warrants             .08           2,500            --              200           --
   Issuance of common stock, exercise of underwriters warrants   .012       3,760,000              38         45,083           --
   Net loss, year ended December 31, 1991                                        --              --             --         (249,871)
                                                                          -----------    ------------   ------------   ------------

Balance, December 31, 1991                                                204,073,782           2,041      1,891,695     (1,450,786)

   Issuance of common stock, for testing                        .0405      10,000,000             100        404,900           --
   Issuance of common stock, for consulting services             .055         500,000               5         27,495           --
   Issuance of common stock, exercise of "B" warrants             .05       7,458,989              75        372,875           --
   Issuance of common stock, exercise of "C" warrants             .08       5,244,220              52        419,487           --
   Expenses of stock issuance                                                  (7,792)
   Net loss, year ended December 31, 1992                                        --              --             --         (839,981)
                                                                          -----------    ------------   ------------   ------------

Balance, December 31, 1992                                                227,276,991           2,273      3,108,660     (2,290,767)

   Issuance of common stock, for consulting services             .055         500,000               5         27,495           --
   Issuance of common stock, for consulting services              .03       3,500,000              35        104,965           --
   Issuance of common stock, for testing                         .035       5,000,000              50        174,950           --
   Net loss, year ended December 31, 1993                                       --              --             --         (563,309)
                                                                          -----------    ------------   ------------   ------------

Balance, December 31, 1993                                                236,276,991           2,363      3,416,070     (2,854,076)
                                                                          -----------    ------------   ------------   ------------

            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

       CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 1999

                                                                      Common Stock
                                                                      ------------
                                                          Amount                                   Additional
                                                            Per                                      Paid-In
                                                           Share        Shares       Amount          Capital
                                                           -----        ------       ------          -------
Balance, December 31, 1993                                           236,276,991      $2,363      $ 3,416,070

   Issuance of common stock, for consulting services       $.05        4,750,000          47          237,453
   Issuance of common stock, exercise of options            .08          400,000           4           31,996
   Issuance of common stock, exercise of options            .10          190,000           2           18,998
   Net loss, year ended December 31, 1994                                   --          --               --
                                                                     -----------      ------      -----------

Balance, December 31, 1994                                           241,616,991       2,416        3,704,517

   Issuance of common stock, exercise of options            .05        3,333,333          33          166,633
   Issuance of common stock, exercise of options            .08        2,092,850          21          167,407
   Issuance of common stock, exercise of options            .10        2,688,600          27          268,833
   Issuance of common stock, for consulting services        .11        1,150,000          12          126,488
   Issuance of common stock, for consulting services        .14          300,000           3           41,997
   Net loss, year ended December 31, 1995                                   --          --               --
                                                                     -----------      ------      -----------

Balance, December 31, 1995                                           251,181,774       2,512        4,475,875
                                                                     -----------      ------      -----------

[RESTUBBED TABLE]

                                                                                     Deficit
                                                                                   Accumulated
                                                                                     during the           Deferred
                                                                 Subscription       Development        Compensation
                                                                  Receivable           Stage               Cost
                                                                  ----------           -----               ----
Balance, December 31, 1993                                          $ -            $(2,854,076)             $ -

   Issuance of common stock, for consulting services                 --                   --                 --
   Issuance of common stock, exercise of options                     --                   --                 --
   Issuance of common stock, exercise of options                     --                   --                 --
   Net loss, year ended December 31, 1994                            --               (440,837)              --
                                                                     ---           -----------               ---

Balance, December 31, 1994                                           --             (3,294,913)              --
                                                                                                             ---
   Issuance of common stock, exercise of options                     --                   --                 --
   Issuance of common stock, exercise of options                     --                   --                 --
   Issuance of common stock, exercise of options                     --                   --                 --
   Issuance of common stock, for consulting services                 --                   --                 --
   Issuance of common stock, for consulting services                 --                   --                 --
   Net loss, year ended December 31, 1995                            --               (401,884)              --
                                                                     ---           -----------               ---

Balance, December 31, 1995                                           --             (3,696,797)              --
                                                                     ---           -----------               ---

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

       CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 1999

                                                                      Common Stock
                                                                      ------------
                                                           Amount                                Additional
                                                             Per                                  Paid-In
                                                            Share        Shares       Amount      Capital
                                                            -----        ------       ------      -------
Balance, December 31, 1996                                             267,031,058   $     2,671   $ 7,003,351

   Issuance of common stock, exercise of options             .08         3,333,333            33       247,633
   Issuance of common stock, conversion of debt              .20         1,648,352            16       329,984
   Issuance of common stock, conversion of debt              .15           894,526             9       133,991
   Issuance of common stock, conversion of debt              .12         2,323,580            23       269,977
   Issuance of common stock, conversion of debt              .15         1,809,524            18       265,982
   Issuance of common stock, conversion of debt              .16           772,201             8       119,992
   Issuance of common stock, for services rendered           .41            50,000          --          20,500
   Issuance of common stock, for services rendered           .24           100,000             1        23,999
   Beneficial conversion feature, February debenture                          --            --         413,793
   Beneficial conversion feature, October debenture                           --            --       1,350,000
   Warrant costs, February debenture                                          --            --          37,242
   Warrant costs, October debenture                                           --            --         291,555
   Amortization of deferred compensation cost                                 --            --            --
   Imputed interest on convertible debenture                                  --            --           4,768
   Net loss, year ended December 31, 1997                                     --            --            --
                                                                       -----------   -----------   -----------

Balance, December 31, 1997                                             277,962,574         2,779    10,512,767
                                                                       -----------   -----------   -----------

[RESTUBBED TABLE]

                                                                                       Deficit
                                                                                      Accumulated
                                                                                      during the        Deferred
                                                                       Subscription   Development      Compensation
                                                                        Receivable       Stage             Cost
                                                                        ----------       -----             ----
Balance, December 31, 1996                                            $   (19,000)   $(4,851,537)   $  (473,159)

   Issuance of common stock, exercise of options                             --             --             --
   Issuance of common stock, conversion of debt                              --             --             --
   Issuance of common stock, conversion of debt                              --             --             --
   Issuance of common stock, conversion of debt                              --             --             --
   Issuance of common stock, conversion of debt                              --             --             --
   Issuance of common stock, conversion of debt                              --             --             --
   Issuance of common stock, for services rendered                           --             --             --
   Issuance of common stock, for services rendered                           --             --             --
   Beneficial conversion feature, February debenture                         --             --             --
   Beneficial conversion feature, October debenture                          --             --             --
   Warrant costs, February debenture                                         --             --             --
   Warrant costs, October debenture                                          --             --             --
   Amortization of deferred compensation cost                                --             --          399,322
   Imputed interest on convertible debenture                                 --             --             --
   Net loss, year ended December 31, 1997                                    --       (4,141,729)          --
                                                                      -----------    -----------    -----------

Balance, December 31, 1997                                                (19,000)    (8,993,266)       (73,837)
                                                                      -----------    -----------    -----------


            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

       CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 1999

                                                                   Common Stock
                                                                   ------------
                                                         Amount                                    Additional
                                                           Per                                       Paid-In
                                                          Share        Shares          Amount        Capital
                                                          -----        ------          ------        -------
Balance, December 31, 1997                                            277,962,574   $      2,779   $ 10,512,767

   Issuance of common stock, exercise of options           .12            295,000              3         35,397
   Issuance of common stock, exercise of options           .14            500,000              5         69,995
   Issuance of common stock, exercise of options           .16            450,000              5         71,995
   Issuance of common stock, exercise of options           .20             10,000           --            2,000
   Issuance of common stock, exercise of options           .26            300,000              3         77,997
   Issuance of common stock, conversion of debt            .13          1,017,011             10        132,990
   Issuance of common stock, conversion of debt            .14          2,512,887             25        341,225
   Issuance of common stock, conversion of debt            .15          5,114,218             51        749,949
   Issuance of common stock, conversion of debt            .18          1,491,485             15        274,985
   Issuance of common stock, conversion of debt            .19          3,299,979             33        619,967
   Issuance of common stock, conversion of debt            .22          1,498,884             15        335,735
   Issuance of common stock, conversion of debt            .23          1,870,869             19        424,981
   Issuance of common stock, for services rendered         .21            100,000              1         20,999
   Beneficial conversion feature, November debenture                      625,000
   Warrant costs, November debenture                                       48,094
   Amortization of deferred compensation cost                                --             --             --
   Write off of subscription receivable                                      --             --          (19,000)
   Net loss, year ended December 31, 1998                                    --             --             --
                                                                     ------------   ------------   ------------

Balance, December 31, 1998                                            296,422,907          2,964     14,325,076
                                                                     ------------   ------------   ------------

[RESTUBBED TABLE]

                                                                                          Deficit
                                                                                        Accumulated
                                                                                         during the         Deferred
                                                                        Subscription     Development      Compensation
                                                                         Receivable        Stage              Cost
                                                                         ----------        -----              ----
Balance, December 31, 1997                                             $    (19,000)   $ (8,993,266)   $    (73,837)

   Issuance of common stock, exercise of options                               --              --              --
   Issuance of common stock, exercise of options                               --              --              --
   Issuance of common stock, exercise of options                               --              --              --
   Issuance of common stock, exercise of options                               --              --              --
   Issuance of common stock, exercise of options                               --              --              --
   Issuance of common stock, conversion of debt                                --              --              --
   Issuance of common stock, conversion of debt                                --              --              --
   Issuance of common stock, conversion of debt                                --              --              --
   Issuance of common stock, conversion of debt                                --              --              --
   Issuance of common stock, conversion of debt                                --              --              --
   Issuance of common stock, conversion of debt                                --              --              --
   Issuance of common stock, conversion of debt                                --              --              --
   Issuance of common stock, for services rendered                             --              --              --
   Beneficial conversion feature, November debenture
   Warrant costs, November debenture
   Amortization of deferred compensation cost                                  --              --            59,068
   Write off of subscription receivable                                      19,000            --              --
   Net loss, year ended December 31, 1998                                      --        (4,557,710)           --
                                                                       ------------    ------------    ------------

Balance, December 31, 1998                                                     --       (13,550,976)        (14,769)
                                                                       ------------    ------------    ------------

            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

       CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 1999

                                                                  Common Stock
                                                                  ------------
                                                        Amount                                   Additional
                                                         Per                                       Paid-In
                                                        Share        Shares        Amount          Capital
                                                        -----        ------        ------          -------
Balance, December 31, 1998                                         296,422,907   $      2,964   $ 14,325,076

   Issuance of common stock, securities purchase          .16        4,917,276             49        802,451
      agreement
   Issuance of common stock, securities purchase          .27        1,851,852             18        499,982
      agreement
   Issuance of common stock, for services rendered        .22          100,000              1         21,999
   Beneficial conversion feature, August debenture                        --             --          687,500
   Warrant costs, securities purchase agreement                           --             --          494,138
   Warrant costs, securities purchase agreement                           --             --           37,025
   Warrant costs, August debenture                                        --             --           52,592
   Amortization of warrant costs, securities purchase
      agreement                                                           --             --             --
   Amortization of deferred compensation cost                             --             --             --
   Net loss, nine months ended September 30, 1999                         --             --             --
                                                                  ------------   ------------   ------------

Balance, September 30, 1999                                        303,292,035   $      3,032   $ 16,920,763
                                                                  ============   ============   ============

[RESTUBBED TABLE]

                                                                       Deficit
                                                                     Accumulated
                                                                     during the         Deferred       Discount
                                                                     Development      Compensation        on
                                                                        Stage             Cost         Warrants
                                                                        -----             ----         --------
Balance, December 31, 1998                                        $(13,550,976)   $    (14,769)   $       --

   Issuance of common stock, securities purchase                          --              --              --
      agreement
   Issuance of common stock, securities purchase                          --              --              --
      agreement
   Issuance of common stock, for services rendered                        --              --              --
   Beneficial conversion feature, August debenture                        --              --              --
   Warrant costs, securities purchase agreement                           --              --          (494,138)
   Warrant costs, securities purchase agreement                           --              --           (37,025)
   Warrant costs, August debenture                                        --              --              --
   Amortization of warrant costs, securities purchase
      agreement                                                           --              --            76,116
   Amortization of deferred compensation cost                             --            14,769            --
   Net loss, nine months ended September 30, 1999                   (4,098,867)           --              --
                                                                  ------------    ------------    ------------

Balance, September 30, 1999                                       $(17,649,843)   $       --      $   (455,047)
                                                                  ============    ============    ============

            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                     Inception
                                                                          Nine Months Ended         (February 20,
                                                                             September 30,             1984) to
                                                                             -------------          September 30,
                                                                                                    -------------
                                                                         1999            1998           1999
                                                                      (Restated)      (Restated)      (Restated)
                                                                      ----------      ----------      ----------
Cash Flows from Operating Activities:
   Net loss                                                          $ (4,098,867)   $ (3,118,824)   $(17,649,843)
                                                                     ------------    ------------    ------------
   Adjustments to reconcile net loss to
      net cash used by operating activities:

         Depreciation                                                     149,208          64,777         464,556
         Amortization of debt issue costs                                 128,750         221,227         470,685
         Amortization of deferred interest cost on beneficial

            conversion feature of convertible debenture                   687,500         210,951       3,076,218
         Amortization of discount on warrants                             113,062         284,256         403,359
         Amortization of deferred compensation cost                        14,769          44,301         760,500
         Issuance of common stock for services                             22,000          21,000       1,459,500
         Other                                                               --              --            (1,607)
         Changes in operating assets and liabilities:

            Increase in other current assets                               (6,021)         (3,597)        (35,839)
            Increase in inventory                                            --              --           (19,729)
            Increase in other assets                                     (231,680)       (106,658)     (1,008,422)
            Increase (decrease) in accounts payable and
               accrued liabilities                                        303,297        (109,159)        558,521
                                                                     ------------    ------------    ------------
                  Total adjustments                                     1,180,885         627,098       6,127,742
                                                                     ------------    ------------    ------------
                  Net cash used by operating activities                (2,917,982)     (2,491,726)    (11,522,101)
                                                                     ------------    ------------    ------------

Cash Flows from Investing Activities:

   Purchase of investments                                                   --           (94,000)     (6,292,979)
   Proceeds from sale of investments                                      821,047       2,890,902       6,292,979
   Expenditures for property and equipment                               (193,163)       (313,594)     (1,336,763)
   Proceeds from sale of property and equipment                              --              --             1,200
                                                                     ------------    ------------    ------------
                  Net cash provided (used) by investing activities        627,884       2,483,308      (1,335,563)
                                                                     ------------    ------------    ------------

Cash Flows from Financing Activities:

   Proceeds from issuance of convertible debt                           2,000,000            --         7,500,000
   Proceeds from sale of securities, net of issuance costs                702,500         257,400       6,681,088
   Payments under capital lease                                           (28,444)           --           (45,046)
                                                                     ------------    ------------    ------------
                  Net cash provided by financing activities             2,674,056         257,400      14,136,042
                                                                     ------------    ------------    ------------

Net Increase in Cash and Cash Equivalents                                 383,958         248,982       1,278,378

Cash and Cash Equivalents, Beginning                                      924,420         236,059            --
                                                                     ------------    ------------    ------------

Cash and Cash Equivalents, Ending                                    $  1,308,378    $    485,041    $  1,278,378
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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         Galantar Agreement

         On October 1, 1999, the Company entered into an employment agreement with Alan Gallantar whereby Mr. Gallantar has agreed to serve as the Chief Financial Officer of the Company for a period of three years, subject to earlier termination by either party, either for cause as defined in and in accordance with the provisions of the agreement, without cause or upon the occurrence of certain events. Such agreement provides for Mr. Gallantar to receive a base salary of $175,000, $200,000 and $225,000 annually for each of the three years of the term of the agreement as well as various performance based bonuses ranging from 10% to 50% of the base salary and various other benefits. Additionally, in connection with such agreement, the Company granted Mr. Gallantar options to purchase an aggregate of 4,547,880 shares of the Company's common stock. Such options have a term of ten years and have an exercise price of $.24255 per share. 1,515,960 options vest on each of the first, second and third anniversary dates of this employment agreement.

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

             A summary of the outstanding convertible debentures is as follows:

                                                                                     September 30,    December 31,
                                                                                         1999             1998
                                                                                         ----             ----
              Unpaid principal balance of November debenture                            $1,500,000     $1,500,000
              Unpaid principal balance of August debenture                               2,000,000             --
              Less unamortized discount                                                     57,727         42,081
                                                                                       -----------    -----------
              Convertible debenture, net                                                $3,442,273     $1,457,919
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

             Included in interest expense for the nine month period ended September 30, 1999 is $168,000, which may be payable by the Company as additional financing costs related to the effective date of a registration statement covering the resale of certain securities sold by the Company.

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

NOTE 4.  RESTATEMENT

         The accompanying financial statements for the three and nine months ended September 30, 1999 have been restated to reclassify $76,250 and $128,750, respectively, of amortization of debt issue costs from depreciation and amortization to interest expense. This reclassification had no effect upon the net loss for the three and nine months ended September 30, 1999.

         For the nine months ended September 30, 1998, the financial statements have been restated to reclassify $221,227 of amortization of debt issue costs and $7,299 of amortization of discount on warrants from depreciation and amortization to interest expense. This reclassification had no effect upon the net loss for the nine months ended September 30, 1998.

         The financial statements for the three and nine months ended September 30, 1999 have been restated to reclassify $78,000 and $198,000, respectively, from general and administrative to interest expense. This reclassification had no effect upon the net loss for the three and nine months ended September 30, 1999.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 4.  RESTATEMENT (Continued)

         The effect of the changes on the financial statements are as follows:

                                                                          As
                                                                      Previously                           As
                                                                       Reported       Restatement       Restated
                                                                       --------       -----------       --------
                  Three Months Ended September 30, 1999
                  -------------------------------------
         General and administrative                                   $   683,917      $ (78,000)      $   605,917
                                                                       ==========       ========        ==========
         Depreciation and amortization                                $   129,402      $ (76,250)     $     53,152
                                                                       ==========       ========       ===========
         Interest expense                                             $   781,553       $154,250       $   935,803
                                                                       ==========        =======        ==========

                  Nine Months Ended September 30, 1999
                  ------------------------------------
         General and administrative                                    $1,742,592      $(198,000)       $1,544,592
                                                                        =========       ========         =========
         Depreciation and amortization                                $   277,958      $(128,750)    $     149,208
                                                                       ==========       ========      ============
         Interest expense                                             $   920,595      $ 326,750        $1,247,345
                                                                       ==========       ========         =========


                  Nine Months Ended September 30, 1998
                  ------------------------------------
         Depreciation and amortization                                $   293,303      $(228,526)     $     64,777
                                                                       ==========       ========       ===========
         Interest expense                                             $   583,188     $  228,526       $   811,714
                                                                       ==========        =======        ==========


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

OVERVIEW

         Since our inception in July 1985, Advanced Viral Research Corp. has been engaged primarily in research and development activities. We have not yet generated significant operating revenues, and as of September 30, 1999 we had incurred a cumulative net loss of $17,649,843. Our ability to generate substantial operating revenue depends upon our success in gaining FDA approval for the commercial use and distribution of ReticuloseTM. All of our research and development efforts have been devoted to the development of ReticuloseTM.

         In order to commence clinical trials for regulatory approval of ReticuloseTM in the United States, we must submit an Investigational New Drug application (IND) with the FDA. Filings with foreign regulatory agencies are required to continue or begin new clinical trials outside the United States. We have recently contracted with GloboMax LLC of Hanover, Maryland to assist us in our preparation and filing of the IND with the FDA, and otherwise to assist us through the FDA process with the objective of obtaining full approval for the manufacture and commercial distribution of ReticuloseTM in the United States. The IND will seek approval to conduct a study testing the effectiveness of ReticuloseTM on human subjects with AIDS and other diseases. In the IND we intend to include, among other things:

     o    information on chemistry, laboratory and animal controls;

     o safety information for the initial study proposed to be conducted on humans; and

     o information assuring the identification, quality and purity of ReticuloseTM and a description of the physical, chemical and microbiological characteristics of ReticuloseTM.

         We believe that the IND will demonstrate the low rate of adverse reactions occurring in the use of ReticuloseTM as a treatment of AIDS and other diseases, however, it is impossible to determine if or how much of the data from any ongoing studies will be considered useful by the FDA in considering the IND application, if we are financially able to file the IND. FDA approval to begin human clinical trials of ReticuloseTM pursuant to an approved IND will require significant cash expenditures, the amount of which is not currently determinable. Furthermore, we are unable to assess the probability of whether ReticuloseTM will ever be approved for commercial distribution by any country.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1999 and 1998

         For the three month periods ended September 30, 1999 and September 30, 1998, we incurred losses of $2,013,035 ($0.01 per share) and $869,070 ($0.00 per share), respectively. For the nine month periods ended September 30, 1999 and September 30, 1998, we incurred losses of $4,098,867 ($0.01 per share) and $3,118,824 ($0.01 per share), respectively.

         General and Administrative Expense. Our increased losses during the three and nine months ended September 30, 1999 are principally due to increased general and administrative expense ($605,917 and $1,544,592 for the three and nine months ended September 30, 1999 vs. $364,554 and $1,087,707 for the three and nine months ended September 30, 1998, respectively). Included in the general and administrative expenses are:

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

         Depreciation Expense. Our increased losses during the three and nine months ended September 30, 1999 are also due to increased depreciation expense ($53,152 and $149,208 for the three and nine months ended September 30, 1999 vs. $28,437 and $64,777 for the three and nine months ended September 30, 1998, respectively).

         Interest Expense. Our increased losses during the three and nine months ended September 30, 1999 are also due to increased interest expense ($935,803 and $1,247,345 for the three and nine months ended September 30, 1999 vs. $0 and $811,714 for the three and nine months ended September 30, 1998, respectively). Included in the interest expense are:

     o beneficial conversion feature on certain convertible debentures of $688,000 and $688,000 for the three and nine months ended September 30, 1999 vs. $0 and $211,000 for the three and nine months ended September 30, 1998, respectively;

     o interest expense associated with certain convertible debentures of approximately $50,000 and $102,000 for the three and nine months ended September 30, 1999 vs. $0 and $96,000 for the three and nine months ended September 30, 1998, respectively;

     o amortization of discount on certain warrants of approximately $45,000 and $113,000 for the three and nine months ended September 30, 1999 vs. $7,299 and $285,000 for the three and nine months ended September 30, 1998, respectively;

     o amortization of loan costs of approximately $76,000 and $128,000 for the three and nine months ended September 30, 1999 vs. $0 and $221,000 for the three and nine months ended September 30, 1998, respectively; and

     o contractually imposed finance penalties associated with not having an effective registration statement covering certain securities of approximately $48,000 and $168,000 for the three and nine months ended September 30, 1999 vs. no expenses for the three and nine months ended September 30, 1998, respectively.

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

LIQUIDITY

September 30, 1999 vs. December 31, 1998

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

         Cash Flow. During the nine months ended September 30, 1999, we used cash of $2,917,982 for operating activities, vs. $2,491,726 during the nine months ended September 30, 1998. During the nine months ended September 30, 1999, we:

         o incurred non-cash expenses of approximately $1,093,000, primarily relating to the beneficial conversion feature on certain debentures ($688,000), depreciation ($150,000), amortization of loan costs ($128,000) and discount on warrants ($113,000);

         o    expended approximately $1,100,000 for payroll and related costs;

         o expended approximately $625,000 in professional and consulting fees, approximately $200,000 of which are consulting fees incurred in connection with the IND for ReticuloseTM, and approximately $200,000 of which relate to legal fees incurred in connection with certain financing arrangements;

         o expended approximately $285,000 for research expenses incurred by third parties in connection with the testing of ReticuloseTM in Argentina and Barbados;

         o    expended approximately $143,000 in laboratory supplies; and

         o    expended approximately $500,000 of additional operating expenses.

         During the nine months ended September 30, 1999, cash flows provided by investing and financing activities were primarily due to the sales of investments which were available from the proceeds of the issuance of the convertible debenture in 1998 and debentures, warrants and shares of common stock in 1999 (approximately $2,703,000). In addition, we expended approximately $193,000 for additions to machinery and equipment at our Yonkers, New York office and the manufacturing plant in Freeport, Bahamas;

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

         o    approximately $225,000 in overseas research of Reticulose; and

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

--------------------------------------------------------------------------------------------------------------------
                    Gross          Security     Convertible /          Conversion Price /        Maturity Date /
Date Issued         Proceeds       Issued       Exercisable Into       Exercise Price            Expiration Date
--------------------------------------------------------------------------------------------------------------------
February 1997       $1,000,000     Debenture    6,675,982 shares       $0.15-0.20 per share      Fully converted
                                   ---------------------------------------------------------------------------------
                                   Warrants     535,134 shares         $0.288-0.864 per share    February 28, 2007
--------------------------------------------------------------------------------------------------------------------
August 1997         $3,000,000     Debenture    17,577,354 shares      $0.13-0.23 per share      Fully converted
                                   ---------------------------------------------------------------------------------
                                   Warrants     1,800,000 shares       $0.20-0.27 per share      August 30, 2007
--------------------------------------------------------------------------------------------------------------------
November 1998       $1,500,000     Debenture    8,865,248 shares       $0.1692 per share (1)     October 31, 2008

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

         In connection with the issuance of the 1997 debentures, we issued to RBB six warrants to purchase common stock, three of which entitle the holder to purchase, from February 21, 1997 through February 28, 2007, 178,378 shares of the common stock, and three of which entitle the holder to purchase, from August 30, 1997 through August 30, 2007, 600,000 shares of the common stock. The exercise prices of such warrants are $0.288, $0.576, $0.864, $0.20, $0.23 and $0.27 per warrant share, respectively. Each such warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under such warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of November 15, 1999, none of the warrants had been exercised.

         Securities Issued in 1998.

         In November 1998 we sold $1,500,000 principal amount of our ten-year 7% convertible debenture due October 31, 2008 to RBB, as agent for the accounts of certain persons, in an offshore transaction pursuant to Regulation S under the Securities Act. Accrued interest under the convertible debenture is payable semiannually, computed at the rate of 7% per annum on the unpaid principal balance from the date of issuance until the date of interest payment. The convertible debenture is convertible, at the option of the holder, into shares of common stock pursuant to a specified formula. The actual number of shares of common stock issued or issuable upon conversion of the convertible debenture is subject to adjustment and could be materially less or more than the above estimated amount, depending upon the future market price of the common stock and the potential conversion of accrued interest into shares of common stock.

         Based on the terms for conversion associated with the convertible debenture, there is an intrinsic value associated with the beneficial conversion feature of $625,000. Since conversion can occur immediately upon issuance of the convertible debenture, this amount was recognized as interest expense.

         In connection with the issuance of the convertible debenture, we issued to RBB two warrants to purchase common stock , each warrant entitling the holder to purchase, until October 31, 2008, 375,000 shares of the common stock. The exercise prices of the two warrants are $0.20 and $0.24 per warrant share, respectively. Each warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of November 15, 1999, none of such warrants had been exercised.

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

         In December 1998 pursuant to a securities purchase agreement, we sold 4,917,276 shares of common stock, and warrants to purchase an aggregate of 2,366,788 shares of common stock, including (x) two warrants to purchase an aggregate of 1,966,788 shares of common stock and (y) a finder's fee paid to Harborview Group consisting of two warrants to purchase an aggregate 400,000 shares of common stock, in a private offering transaction pursuant to Section 4(2) of the Securities Act, for an aggregate purchase price of $802,500, of which $600,000 was received on December 31, 1998, and $202,500 was received in January 1999. Two of the warrants entitle the holders to purchase 983,394 and 983,394 shares of common stock at exercise prices of $0.2040 and $0.2448 per share, respectively. The other two warrants entitle the holders to purchase 200,000 and 200,000 shares of common stock at exercise prices of $0.2040 and $0.2448 per share, respectively. All four warrants are exercisable at any time and from time to time until December 31, 2003. Each warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of November 15, 1999, none of such warrants had been exercised.

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

         Securities Issued in 1999.

         In July 1999 pursuant to a securities purchase agreement, we sold 1,851,852 shares of common stock, and warrants to purchase an aggregate of 925,926 shares of common stock in a private offering transaction pursuant to
Section 4(2) of the Securities Act, for an aggregate purchase price of $500,000, received in July 1999. The warrants entitle the holders to purchase 463,264 and 463,264 shares of common stock at exercise prices of $0.324 and $0.378 per share, respectively. The warrants are exercisable at any time and from time to time until June 28, 2004. Each warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of November 15, 1999, none of the warrants had been exercised.

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

         Pursuant to a securities purchase agreement dated August 3,1999 in a private offering transaction under Section 4(2) of the Securities Act, we sold to Focus Investors LLC an aggregate of 20 units for an aggregate gross purchase price of $2 million, each unit consisting of $100,000 principal amount of our ten-year 7% convertible debentures due August 3, 2009, and series W warrants to purchase 50,000 shares of our common stock exercisable until August 3, 2004. Accrued interest under the convertible debenture is payable semiannually, computed at the rate of 7% per annum on the unpaid principal balance from the date of issuance until the date of interest payment. The convertible debenture is convertible, at the option of the holder, into shares of common stock pursuant to a specified formula. The actual number of shares of common stock issued or issuable upon conversion of the convertible debenture is subject to adjustment and could be materially less or more than the above estimated amount, depending upon the future market price of the common stock and the potential conversion of accrued interest into shares of common stock.

         The exercise price of the series W warrants is $0.2461 per warrant share. The warrants provide that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; The series W warrants contain anti-dilution provisions which provide for the adjustment of the warrant price and warrant shares. As of November 15, 1999, none of such warrants had been exercised.

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

                                      ADVANCED VIRAL RESEARCH CORP.

Date: December 9, 1999                By: /s/ Alan V. Gallantar
                                          --------------------------------------
                                          Alan V. Gallantar,
                                          Chief Financial Officer

                                      By: /s/ Shalom Z. Hirschman
                                          --------------------------------------
                                          Shalom Z. Hirschman,
                                          President and Chief Executive Officer