Form 10-K/A
period 1998-12-31
ADVANCED VIRAL RESEARCH CORP
filed 1999-12-15
CIK 786623

U.S. SECURITIES AND EXCHANGE COMMISSION


                                Amendment No. 2
                                   FORM 10-K/A


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

         The effect of the changes on the financial statements are as follows:

                                                          December 31, 1998
                                                          -----------------
                                                 As
                                             Previously                           As
                                              Reported       Restatement       Restated
                                              --------       -----------       --------

Convertible Debenture, net                   $    885,002    $    572,917    $  1,457,919
                                             ============    ============    ============
Deficit accumulated during the development
   stage                                     $(12,978,059)   $   (572,917)   $(13,550,976)
                                             ============    ============    ============
Research and development                     $    709,456    $    950,000    $  1,659,456
                                             ============    ============    ============
General and administrative                   $  2,370,427    $   (950,000)   $  1,420,427
                                             ============    ============    ============
Depreciation and Amortization                $    340,098    $   (229,978)   $    110,120
                                             ============    ============    ============
Interest expense                             $    667,804    $    572,917    $  1,470,699
                                             ============    ============    ============
Net loss                                     $ (3,984,793)   $   (572,917)   $ (4,557,710)
                                             ============    ============    ============
Net loss per share of common stock - basic
   and diluted                               ($       .01)   ($       .01)   ($       .02)


                                                           December 31, 1997
                                                           -----------------

Interest expense                               $1,626,368   $  111,957    $1,738,325
                                               ==========   ==========    ==========
Depreciation and amortization                  $  138,245   $ (111,957)   $   26,288
                                               ==========   ==========    ==========





                                  EXHIBIT INDEX


EXHIBIT       DESCRIPTION
-------       -----------
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