Form 10-Q/A
period 1999-09-30
ADVANCED VIRAL RESEARCH CORP
filed 1999-12-15
CIK 786623

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

             Under the terms of certain of the aforementioned securities purchase agreements, the Company is required to file with the SEC a registration statement(s) to register shares of the common stock issuable upon conversion or exercise of the securities sold pursuant to such agreements to allow the investors to resell such common stock to the public. Because a registration statement was not declared effective by the SEC on or before a certain date, we may be obligated to pay additional financing costs based on the date the registration statement covering such securities is declared effective. Included in interest expense for the nine month period ended September 30, 1999 is $168,000 which may be payable by the Company as additional financing costs related to the effective date of a registration statement covering the resale of these securities. Additional amounts, up to a maximum of $200,000 may be accrued based on the effective date of the registration statement.

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