Form 10-K
period 1999-12-31
ADVANCED VIRAL RESEARCH CORP
filed 2000-03-30
CIK 786623

U.S. SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-K

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1999

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 33-2262-A

                          ADVANCED VIRAL RESEARCH CORP.
                          -----------------------------
             (exact name of Registrant as specified in its charter)

                       DELAWARE                                                    59-2646820
         ------------------------------------                               ------------------------
            (State or other jurisdiction of                           (I.R.S. Employer Identification No.)
            incorporation or organization)

             200 Corporate Boulevard South
                   Yonkers, New York                                          10701
     ---------------------------------------------                       --------------
       (Address of principal executive offices)                             (Zip Code)


                                 (914) 376-7383
                          ----------------------------
               (Registrant's telephone number including area code)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X    No
            -----     ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask quotations for the Common Stock on March 27, 2000 on the OTC Bulletin Board, was approximately $191,917,552. The shares of Common Stock held by each officer and director and by each person known to the company who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 27, 2000, Registrant had outstanding 343,368,290 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:   None.

                          ADVANCED VIRAL RESEARCH CORP.
                                    FORM 10-K
                          Year Ended December 31, 1999

                                TABLE OF CONTENTS
                                -----------------

PART I............................................................................................................1
     Item 1.      Business........................................................................................1
     Item 2.      Description of Property........................................................................10
     Item 3.      Legal Proceedings..............................................................................11
     Item 4.      Submission of Matters to a Vote of Security Holders............................................11

PART II..........................................................................................................11
     Item 5.      Market for Common Equity and Related Stockholder Matters.......................................11
     Item 6.      Selected Consolidated Financial Data...........................................................13
     Item 7.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................................................15
     Item 7a.     Quantitative and Qualitative Disclosure about Market Risk .....................................26
     Item 8.      Financial Statements...........................................................................27
     Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................................................27

PART III.........................................................................................................27
     Item 10.     Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act..............................................27
     Item 11.     Executive Compensation.........................................................................28
     Item 12.     Security Ownership of Certain Beneficial Owners and Management.................................36
     Item 13.     Certain Relationships and Related Transactions.................................................37
     Item 14.     Exhibits and Reports on Form 8-K...............................................................37

Financial Statements............................................................................................F-1

         As used in this Report, the terms "we," "us," "our," and "ADVR" mean Advanced Viral Research Corp. and its subsidiaries (unless the context indicates a different meaning).

                           FORWARD-LOOKING STATEMENTS

         ADVR cautions readers that some of the information in this report contains forward-looking statements within the meaning of the federal securities laws. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward- looking statements. Forward-looking statements typically are identified by use of terms like "may," "will," "expect," "anticipate," "estimate", "believe", "intend", "could", "would" and similar words, although some forward-looking statements are expressed differently. You should be aware that ADVR's actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including our limited operating history and substantial operating losses, availability of capital resources, ability to effectively compete, economic conditions, unanticipated difficulties in pharmaceutical research and development, ability to continue research and development, ability to gain governmental approvals, uncertainty relating to timing of governmental approval process, dependence on equity and debt financing for continued operations, dependence on third party distributors and consultants, dependence on our key personnel, ability to protect our intellectual property and the impact of future government regulation on our business. You should also consider carefully the risks described in this Report or detailed from time to time in our filings with the Securities and Exchange Commission (the "SEC").

                                     PART I

ITEM 1. BUSINESS

Overview

         Advanced Viral Research Corp. ("ADVR") was formed in July 1985 to engage in the production and marketing, promotion and sale of a pharmaceutical drug with the trade name "Reticulose." Under the Federal Food, Drug, and Cosmetic Act, as amended in 1962, the Food and Drug Administration, or FDA, classified Reticulose as a "new drug" requiring FDA approval prior to any sale in the United States. Reticulose (the current formulation of which is now known as and hereinafter referred to as "Product R") has not been approved for sale or use by the FDA or any foreign government body, and thus we have not as yet commenced any commercial operations. We are dependent on registration and/or approval by applicable regulatory authorities of Product R in order to commence commercial operations.

         Our operations over the last five years have been limited principally to engaging in research, in vitro testing and analysis of Product R in the United States, and engaging others to perform testing and analysis of Product R on human patients overseas. The FDA has not approved human clinical trials for Product R in the United States. We may be required, in the absence of grants or other subsidies, to bear the expenses of the first phase of human clinical trials to the extent the FDA permits human clinical trials to occur. We do not know what the actual cost of such trials would be. If we need additional financing to fund such human clinical trials, it may not be available to us, which may force us to reduce our operations.

Government Regulation

         The FDA imposes substantial requirements upon and conditions precedent to the introduction of therapeutic drug products, such as Product R, through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time consuming procedures to demonstrate that such products are both safe and effective in treating the indications for which approval is sought. After testing in animals, an Investigational New Drug, or IND, application must be filed with the FDA to obtain authorization for human testing. When the clinical testing has been completed and analyzed, final manufacturing processes and procedures are in place, and certain other required information is available to the manufacturer, a manufacturer may submit a new drug application, or NDA, to the FDA. No action can be taken to market Product R, or any therapeutic drug product, in the United States until an NDA has been approved by the FDA.

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

         After the FDA approves the IND, the investigation is permitted to proceed, during which the sponsor must keep the FDA informed of new studies, including animal studies, make progress reports on the study or studies covered by the IND, and also be responsible for alerting FDA and clinical investigators immediately of unforeseen serious side effects or injuries.

         When all clinical testing has been completed and analyzed, final manufacturing processes and procedures are in place, and certain other required information is available to the manufacturer, a manufacturer may submit an NDA to the FDA. An NDA must be approved by the FDA covering the drug before its manufacturer can commence commercial distribution of the drug. The NDA contains a section describing the clinical investigations of the drug which section includes, among other things, the following: a description and analysis of each clinical pharmacology study of the drug; a description and analysis of each controlled clinical study pertinent to a proposed use of the drug; a description of each uncontrolled clinical study including a summary of the results and a brief statement explaining why the study is classified as uncontrolled; and a description and analysis of any other data or information relevant to an evaluation of the safety and effectiveness of the drug product obtained or otherwise received by the applicant from any source foreign or domestic. The NDA also includes an integrated summary of all available information about the safety of the drug product including pertinent animal and other laboratory data, demonstrated or potential adverse effects of the drug, including clinically significant potential adverse effects of administration of the drug contemporaneously with the administration of other drugs and other related drugs. A section is included describing the statistical controlled clinical study and the documentation and supporting statistical analysis used in evaluating the controlled clinical studies.

         Another section of the NDA describes the data concerning the action of a drug in the human body over a period of time and data concerning the extent of drug absorption in the human body or information supporting a waiver of the submission of such data. Also included in the NDA is a section describing the composition, manufacture and specification of the drug substance including the following: a full description of the drug substance, its physical and chemical characteristics; its stability; the process controls used during manufacture and packaging; and such specifications and analytical methods as are necessary to assure the identity, strength, quality and purity of the drug substance as well as the availability of the drug products made from the substance. NDA's contain lists of all components used in the manufacture of the drug product and a statement of the specifications and analytical methods for each component. Also included are studies of the toxicological actions of the drug as they relate to the drug's intended uses.

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

         We have not formally responded to the 1992 deficiency letters or the 1995 deficiency letter, nor have any of the studies cited in those letters been undertaken. In February 1998, we contracted with GloboMax LLC of Hanover, Maryland to advise and assist us in our preparation of a new IND to be filed with the FDA, and to otherwise guide us through the FDA process with the objective of obtaining full approval for Product R in the United States. During the year ended December 31, 1999, GloboMax continued its project management services to ADVR for the pre-clinical development and IND submission of Product R to the FDA, the development of standard operating procedures and validation protocol for the preparation and manufacture of Product R. Expenses paid during 1999 relating to the GloboMax agreement were approximately $200,000. Pursuant to the agreement with GloboMax, we are obligated to pay for services on an hourly basis, at prescribed rates.

         We currently do not have the resources necessary to complete the FDA approval process. We may allocate certain proceeds from the exercise of currently outstanding options and warrants for the purpose of filing a new IND with the FDA, however, such proceeds, if any, will not be sufficient to improve our financial condition to any great degree. It is possible that the new IND for clinical tests of Product R on humans, if submitted, will not be approved by the FDA for human clinical trials on AIDS or other diseases, and that any tests previously conducted or to be conducted will not satisfy FDA requirements. It is also possible that the results of such human clinical trials, if performed, will not prove that Product R is safe or effective in the treatment of AIDS or other diseases, or that the FDA will not approve the sale of Product R in the United States if we submitted a proper NDA. It is not known at this time how extensive the phase II and phase III clinical trials will be, if they are conducted. The data generated may not show that the drug Product R is safe and effective, and even if the data shows that Product R is safe and effective, obtaining approval of the NDA could take years and require financing of amounts not presently available to us.

         In connection with our activities outside the United States, we are also subject to regulatory requirements governing the testing, approval, manufacture, labeling, marketing and sale of pharmaceutical and diagnostic products, which requirements vary from country to country. Government regulation in certain countries may delay marketing of Product R for a considerable period of time and impose costly procedures upon our activities. The extent of potentially adverse government regulations which might arise from future legislation or administrative action cannot be predicted. Whether or not FDA approval has been obtained for a product, approval of the product by comparable regulatory authorities of foreign countries must be obtained prior to marketing the product in those countries. The approval process may be more or less rigorous from country to country, and the time required for approval may be longer or shorter than that required in the United States. Clinical studies conducted outside of any country may not be accepted by such country, and the approval of any pharmaceutical or diagnostic product in one country does not assure that such product will be approved in another country. Accordingly, until registration is granted, if ever, in the United States or another developed or developing country, we do not expect that we will be able to generate material sales revenue. We received a grant of authority from the Bahamian Port Authority, an authorized division of the Bahamian Government, on October 15, 1992 confirming the right of our subsidiary, Advance Viral Research, Ltd., a Bahamian corporation, to carry on the manufacture and export sale of ethical pharmaceutical products. See "--Marketing And Sales."

Research, Development And Testing

         For the period from inception (February 20, 1984) through December 31, 1999 we expended approximately $5.3 million on testing and research and development activities either in our laboratories or pursuant to various testing agreements with both domestic and foreign companies. In 1995, we retained Shalom Hirschman as our President. As President, Dr. Hirschman established our research facility in Yonkers, New York, monitored the testing of Product R and recently performed analyses of Product R with our scientific personnel, which analyses we believe may be used in connection with the FDA approval process. We currently are funding research and testing to:

               o determine the safety of the topical use of Product R on animals and cultured human cells;

               o assess the effectiveness of the topical application of Product R on HPV and certain cancer causing proteins of HPV. Recent laboratory testing has indicated that Product R may inhibit the expression of a protein of HPV which causes cervical cancer;

               o study the effects of Product R in inhibiting the mutation of the AIDS virus in humans;

               o assess the effectiveness of the topical application of Product R for the treatment of persons diagnosed with herpes labialis/genital infections;

               o compare the results of treatment of persons diagnosed with AIDS taking a three drug cocktail and Product R with those taking a three drug cocktail and a placebo;

               o determine the effectiveness of Product R for the treatment of rheumatoid arthritis in humans;

               o study the effects of Product R in inhibiting the production of a key cancer-causing protein (E-7 protein) of the human papilloma virus (HPV). The E-7 protein is associated with the development of cervical cancer in women infected with cancer causing subtypes of HPV; and

               o study the effects of Product R in inhibiting the production of key cellular receptors for HIV (CCR5 and CXCR4 receptors). The CCR5 and CXCR4 receptors are two of the cell receptors used by the AIDS virus, HIV, to attach to its target cell and initiate infection.

         Our studies detailing the results of the above research and testing may not positively impact the FDA's decision to approve a new IND for Product R or approve the marketing, sales or distribution of Product R within the United States, and as a result may not improve our chances of gaining approval for the marketing, sales or distribution of Product R anywhere in the world.

Patents

         We believe that patent protection and trade secret protection are important to our business and that our future will depend, in part, on our ability to maintain trade secret protection, obtain patents and operate without infringing the proprietary rights of others both in the United States and abroad. We have currently pending 15 patent applications with the United States Patent and Trademark Office (the "PTO") relating to Product R and 17 foreign patent applications. In the United States, ADVR has one patent allowed and three have been issued by the PTO. As patent applications in the United States are maintained in secrecy until patents issue and as publication of discoveries in the scientific or patent literature often lag behind the actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions. Furthermore, the patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions, and, therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents or their enforceability cannot be predicted. We cannot be sure that any additional patents will issue from any of our patent applications or, should any patents issue, that we will be provided with adequate protection against potentially competitive products. Furthermore, we cannot be sure that should patents issue, they will be of commercial value to us, or that private parties, including competitors, will not successfully challenge our patents or circumvent our patent position in the United States or abroad. In the absence of adequate patent protection, our business may be adversely affected by competitors who develop comparable technology or products. Moreover, pursuant to the terms of the Uruguay Round Agreements Act, patents filed on or after June 8, 1995 have a term of twenty years from the date of such filing, irrespective of the period of time it may take for such patent to ultimately issue. This may shorten the period of patent protection afforded to our products as patent applications in the biopharmaceutical sector often take considerable time to issue. Under the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Patent Act"), a sponsor may obtain marketing exclusivity for a period of time following FDA approval of certain drug applications, regardless of patent status, if the drug is a new chemical entity or if new clinical studies were used to support the marketing application for the drug. Pursuant to the FDA Modernization Act of 1997, the period of exclusivity can be extended if the applicant performs certain studies in pediatric patients. This marketing exclusivity prevents a third party from obtaining FDA approval for a similar or identical drug under an Abbreviated New Drug Application ("ANDA") or a "505(b)(2)" New Drug Application. The statute also allows a patent owner to obtain an extension of applicable patent terms for a period equal to one-half the period of time elapsed between the filing of an IND and the filing of the corresponding NDA plus the period of time between the filing of the NDA and FDA approval, with a five year maximum patent extension. We cannot be sure that we will be able to take advantage of either the patent term extension or marketing exclusivity provisions of this law.

         In order to protect the confidentiality of our technology, including trade secrets and know-how and other proprietary technical and business information, we require all of our employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the use or disclosure of information that is deemed confidential. The agreements also oblige our employees, consultants, advisors and collaborators to assign to us developments, discoveries and inventions made by such persons in connection with their work with us. We cannot be sure that confidentiality will be maintained or disclosure prevented by these agreements or that our proprietary information or intellectual property will be protected thereby or that others will not independently develop substantially equivalent proprietary information or intellectual property.

         The pharmaceutical industry is highly competitive and patents have been applied for by, and issued to, other parties relating to products competitive with Product R. Therefore, Product R and any other drug candidates may give rise to claims that they infringe the patents or proprietary rights of other parties existing now and in the future. Furthermore, to the extent that we or our consultants or research collaborators use intellectual property owned by others in work performed for us, disputes may also arise as to the rights in such intellectual property or in related or resulting know-how and inventions. An adverse claim could subject us to significant liabilities to such other parties and/or require disputed rights to be licensed from such other parties. We cannot be sure that any license required under any such patents or proprietary rights would be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we may encounter delays in product market introductions, or may find that the development, manufacture or sale of products requiring such licenses may be precluded. In addition, we could incur substantial costs in defending ourselves in legal proceedings instituted before the PTO or in a suit brought against it by a private party based on such patents or proprietary rights, or in suits by us asserting our patent or proprietary rights against another party, even if the outcome is not adverse to us. There are extensions available under the Patent Act if the delay in prosecution of the patent application results from a delay in the PTO's handling of any interference or appeal involving the application. We have not conducted any searches or made any independent investigations of the existence of any patents or proprietary rights of other parties.

Marketing And Sales

         Except for limited sales of Product R for testing and other purposes, Product R is not sold commercially anywhere in the world. As of the date of this report, our efforts or the efforts of our representatives have produced no material benefits to us regarding our ability to have Product R sold commercially anywhere in the world. We have entered into exclusive distribution agreements with five separate entities granting exclusive rights to distribute Product R in the countries of China, Japan, Hong Kong, Macao, Taiwan, Mexico, Channel Islands, Isle of Man, British West Indies, Jamaica, Haiti, Bermuda, Belize, Saudi Arabia, Argentina, Bolivia, Paraguay, Uruguay, Brazil and Chile. Pursuant to these agreements, the distributors are obligated to cause Product R to be approved for commercial sale in such countries and upon such approval, to purchase from us certain minimum quantities of Product R to maintain the exclusive distribution rights. Our marketing plans for Product R are still dependent upon registration of Product R for sale in various jurisdictions where our distributors are seeking approvals.

         To date we have received no information that would lead us to believe that we will be positioned to sell Product R commercially anywhere in the world in the immediate future, and it is possible that none of our distributors will ever secure registration of Product R. The only application for registration of Product R which has been filed as of the date hereof is an application requesting that Product R be permitted to be sold in Argentina, which was filed in March 1998. In this March 1998 filing, DCT, S.R.L., ADVR's distribution agent in Argentina, received an investigational new drug identification number from the National Administration for Drug, Food and Medical Technology in Argentina, or ANMAT. This allowed DCT to begin pre-clinical studies on behalf of ADVR with Product R which have since been concluded. In February 2000, DCT received approval from the ANMAT to proceed further with Phase I clinical trials in Argentina for Product R. ADVR is currently evaluating the costs and time necessary to proceed with Phase I clinical trials in Argentina. In addition, DCT must apply for approval from the ANMAT to proceed with Phases II and III clinical trials before Product R is approved for sale in Argentina. The costs and time necessary to complete such trials cannot be predicted at this time.

         We initially targeted our sales and marketing efforts to those countries where Reticulose was previously marketed by its prior owners for a number of years as an anti-viral agent in the treatment of Asian influenza, viral pneumonia, viral infectious hepatitis, mumps, encephalitis, herpes simplex and herpes zoster. Those countries included Singapore, Hong Kong, Malaysia, Taiwan, the Philippines and Malta. Registration of Product R will be required in such countries as well as in the other countries comprising the distributors' territories before any significant sales may begin. The registration of Product R for sale in these countries has been frustrated due to our inability to obtain the registration and approval to sell Product R in the Bahamas, the country of origin, and a general lack of published data on the effectiveness of Product R. Until Product R is registered and approved for sale in the United States, in another developed country or in the other countries included in the distributors' territories, we will not generate any material sales of Product R. For the years ended December 31, 1999, 1998 and 1997, we reported no commercial sales except limited sales for testing purposes. Product R is not legally available for commercial sale anywhere in the world, except for testing purposes. See "--Research, Development and Testing."

         By letter dated February 13, 1996, our subsidiary in the Bahamas, Advance Viral Research, Ltd., was notified that the National Economic Council of the Bahamas had refused our subsidiary's request for a "free sales certificate" for Product R. A free sales certificate is a document typically issued by a country in which a pharmaceutical product is manufactured which certifies that such country permits the "free sale" of such product in such country. Most countries require that, before allowing the registration of a pharmaceutical product for use in that country, it must at least be registered and certified for free sale in the country in which it is manufactured. However, the Bahamas has no procedures currently in place to issue a free sales certificate for any therapeutic drug, including Product R. If we do not obtain a free sales certificate or other equivalent document from the Bahamas or another country, or if we do not receive FDA approval, it is possible that we will not be able to meet registration requirements in the countries which require that a pharmaceutical product be at least registered and certified for free sale in the country in which it is manufactured. Currently, ADVR intends to manufacture Product R in Argentina, where it is seeking regulatory approval and therefore does not need a free sale certificate for Argentina.

         ADVR is currently in the planning stages for the reconfiguration of our New York research facilities to enable ADVR to manufacture and produce Product R if and when the FDA approves Product R for distribution and sale in the United States.

Competition

         The pharmaceutical drug industry is highly competitive and rapidly changing. If we ever successfully develop Product R, it will compete with numerous existing therapies. In addition, many companies are pursuing novel drugs that target the same diseases we are targeting with Product R. We believe that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV, HPV, hepatitis and other viruses. We anticipate that we will face intense and increasing competition as new products enter the market and advanced technologies become available. Our competitors' products may be more effective, or more effectively marketed and sold, than Product R. Competitive products may render Product R obsolete or noncompetitive before we can recover the expenses of developing and commercializing Product R. Furthermore, the development of a cure or new treatment methods for the diseases we are targeting could render Product R noncompetitive, obsolete or uneconomical. Many of our competitors:

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

         A number of therapeutics are currently marketed or are in advanced stages of clinical development for the treatment of HIV infection and AIDS, including several products currently marketed as part of a "cocktail" in the United States. We believe Product R should be added to such cocktails in order to enhance their effectiveness. Among the companies with significant commercial presence in the AIDS market are Glaxo Wellcome, Bristol-Myers Squibb, Hoffmann-La Roche, Agouron Pharmaceuticals, Merck & Co. and DuPont Pharma. In addition, Glaxo Wellcome, in collaboration with Biochem Pharma, is pursuing development of Lamivudine, a nucleoside analogue to treat hepatitis B infection. This compound was recently approved for marketing in the United States, China and several other countries and represents significant potential competition for Product R as a treatment for hepatitis B.

         Several therapeutics are currently marketed or are in advanced stages of clinical development for the treatment of HPV. Schering Plough Corp. manufactures Intron A, an injectable interferon product approved by the FDA for the treatment of HPV. 3M Pharmaceuticals received FDA approval for its immune-response modifier, Aldara(R), a self-administered topical cream, for the treatment of HPV. Product R, if approved for commercial sale by the FDA, would also compete with surgical, chemical, and other methods of treating HPV. Products developed by our competitors or advances in other methods of the treatment of HPV may have a negative impact on the commercial viability of Product R.

         Several products are currently marketed or are in advanced stages of clinical development for the treatment of rheumatoid arthritis. Immunex Corp.'s product Enbrel, a biologic response modifier, was approved by the FDA in November 1998 for the treatment of moderate to severe rheumatoid arthritis. Centocor Inc. is developing a monoclonal antibody known as Remicade, an anti-inflammatory agent that has completed phase III trials in rheumatoid arthritis. The FDA approved Remicade for treatment of Crohn's disease in August 1998. Centocor filed for FDA approval of an expanded indication for Remicade for rheumatoid arthritis in January 1999. These products represent significant competition for Product R as a treatment for rheumatoid arthritis.

         Three antiviral products are presently sold in the United States for the treatment of recurrent genital herpes: Zovirax(R) (manufactured by Glaxo Wellcome Inc.) which contains acyclovir and is administered orally, topically, or intravenously, Famvir(R) (manufactured by SmithKline Beecham Pharmaceuticals) which contains famcyclovir and is administered orally, and Valtrex(R) (manufactured by Glaxo Wellcome, Inc.) which contains valacyclovir and is also administered orally. These products represent significant competition for Product R as a treatment for genital herpes.

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

         If we successfully develop and obtain approval for Product R, we will face competition based on the safety and effectiveness of Product R, the timing and scope of regulatory approvals, the availability of supply, marketing and sales capability, reimbursement coverage, price, patent position and other factors. Our competitors may develop or commercialize more effective or more affordable products, or obtain more effective patent protection, than we do. Accordingly, our competitors may commercialize products more rapidly or effectively than we do, which could hurt our competitive position and adversely affect our business. If and when we obtain FDA approval for Product R, we expect to compete primarily on the basis of product performance and price with a number of pharmaceutical companies, both in the United States and abroad.

Employees

         We have 25 full-time employees, consisting of our four executive officers, 18 employees involved in research, and three administrative employees. Dr. Hirschman, our President and Chief Executive Officer and a director, Bernard Friedland, our Chairman of the Board and a director, William Bregman, our Secretary, Treasurer and a director, and Alan V. Gallantar, our Chief Financial Officer, each devote all of their business time to our day-to-day business operations. Additionally, we may hire, as and when needed, and as available, such sales and technical support staff and consultants for specific projects on a contract basis. See "Management--Employment Contracts, Termination of Employment and Change-in-Control Arrangements."

ITEM 2.  DESCRIPTION OF PROPERTY

         ADVR leases approximately 16,650 square feet for executive offices, including research laboratory space, at 200 Corporate Boulevard South, Yonkers, New York from an unaffiliated third party (the "Yonkers Lease"). The term of the Yonkers Lease is five years through April 2005 and ADVR's annual rental obligation under the Yonkers Lease is approximately $260,000.

         ADVR currently maintains corporate offices at 1250 East Hallandale Beach Boulevard, Hallandale, Florida 33009, pursuant to a three year lease agreement, at approximately $14,000 annually. The Bahamian manufacturing facility, which was acquired on December 16, 1987, is located in Freeport, Bahamas and consists of a 29,242 square foot site containing a one-story concrete building of approximately 7,300 square feet and is equipped for all phases of the testing, production, and packaging of Product
R. The Bahamian facility is currently being used to store and produce inventory for testing purposes.

ITEM 3.  LEGAL PROCEEDINGS

         ADVR is not currently a party to any material litigation, nor, to the knowledge of management, is any such litigation currently threatened.

         During 1989, the Commission conducted an informal inquiry into certain of ADVR's prior disclosure documents, including its original prospectus, press releases and annual reports. On December 14, 1989, the Commission, as plaintiff, filed a civil complaint-for permanent injunction and other equitable relief (the "Complaint") in the United States District Court, Southern District of Florida, Miami Division, against ADVR, its then President, Bernard Friedland, and its then Secretary-Treasurer, William Bregman. The Complaint, a copy of which is filed as an exhibit to ADVR's current report on Form 8-K dated December 14, 1989 which was filed with the Commission (the "December 1989 Form 8-K"), alleged violations of Sections 5(b)(2) and 17(a) of the Securities Act of 1933, as amended (the "Securities Act"), Sections l0(b) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rules l0b-5, 12b-20, 15d-1 and 15d-13 promulgated thereunder.

         ADVR, Bernard Friedland and William Bregman each, without admitting or denying the allegations of the Complaint, consented to the entry of an injunction. Copies of the consents of ADVR, Bernard Friedland and William Bregman are filed as exhibits to the December 1989 Form 8-K. A permanent injunction was entered in form and also attached as an exhibit to the December 1989 Form 8-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended December 31, 1999, no matters were submitted to a vote of security holders of ADVR.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

         The principal United States market in which our common stock is traded is the over-the-counter market electronic Bulletin Board. The following table shows the range of reported low bid and high bid per share quotations for our common stock for each full quarterly period during the two recent fiscal years ended December 31, 1998 and 1999, and for the first quarter of 2000. The high and low bid prices for the periods indicated reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                   Low Bid              High Bid
                                                   -------              --------

     First Quarter 1998.............................$0.18                $0.4375
     Second Quarter 1998.............................0.245                0.46
     Third Quarter 1998..............................0.16                 0.30
     Fourth Quarter 1998.............................0.155                0.23

     First Quarter 1999..............................0.175                0.35
     Second Quarter 1999.............................0.202                0.322
     Third Quarter 1999..............................0.1875               0.2344
     Fourth Quarter 1999.............................0.19                 0.27

     First Quarter 2000 (until March 29, 2000).......0.185                1.40

Stockholders

         The approximate number of holders of record of the Common stock as of the date of this report is 2,746 inclusive of those brokerage firms and/or clearing houses holding shares of common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected historical financial data as of and for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 have been derived from our audited financial statements. The selected consolidated financial data set forth below should be read along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this report

                            Selected Statement of Operations Data
                            -------------------------------------

                                                                               Year Ended December 31
                                                  ---------------------------------------------------------------------------------
                                                       1995             1996             1997             1998             1999
                                                  -------------    -------------    -------------    -------------    -------------
Revenues:
   Sales                                          $      27,328    $      24,111    $       2,278    $         656    $      10,953
   Interest and dividends                                16,155           46,796          111,845          102,043           42,744
   Other income                                          25,000           32,000            7,800              293             --
                                                  -------------    -------------    -------------    -------------    -------------
                                                         68,483          102,907          121,923          102,992           53,697
                                                  -------------    -------------    -------------    -------------    -------------
Costs and Expenses:
   Research and development                              34,931          255,660          817,603        1,659,456        1,745,937
   General and administrative                           420,757          983,256        1,681,436        1,420,427        2,244,205
   Depreciation                                          14,679           18,731           26,288          110,120          230,785
   Interest                                                --               --          1,738,325        1,470,699        2,007,032
                                                  -------------    -------------    -------------    -------------    -------------
                                                        470,367        1,257,647        4,263,652        4,660,702        6,227,959
                                                  -------------    -------------    -------------    -------------    -------------
Net loss                                          ($    401,884)   ($  1,154,740)   ($  4,141,729)   ($  4,557,710)   ($  6,174,262)
                                                  =============    =============    =============    =============    =============

Net loss per share of common stock - basic and
diluted                                           $        0.00    $        0.00    ($       0.02)   ($       0.02)   ($       0.02)
                                                  =============    =============    =============    =============    =============
Weighted Average Number of  Common Shares
Outstanding                                         248,002,608      257,645,815      274,534,277      294,809,073      302,361,109
                                                  =============    =============    =============    =============    =============

--------------------------------
See notes to consolidated financial statements.

                           Selected Balance Sheet Data
                           ---------------------------
                                                                                   December 31
                                                  ---------------------------------------------------------------------------------
                                                       1995             1996             1997             1998             1999
                                                  -------------    -------------    -------------    -------------    -------------
Assets:
Current Assets:
    Cash and cash equivalents                     $      65,230    $      61,396    $     236,059    $     924,420    $     836,876
    Investments                                         479,000        1,378,841        2,984,902          821,047             --
    Inventory                                            18,091           19,729           19,729           19,729           19,729
    Other current assets                                 12,967           16,081           20,240           29,818           59,734
                                                  -------------    -------------    -------------    -------------    -------------
Total current assets                                    575,288        1,476,047        3,260,930        1,795,014          916,339

Property and Equipment                                  214,494          207,209          485,661        1,049,593        1,375,923
Other Assets                                              6,459           33,544          443,251          460,346          569,312
                                                  -------------    -------------    -------------    -------------    -------------
         Total Assets                             $     796,241    $   1,716,800    $   4,189,842    $   3,304,953    $   2,861,574
                                                  =============    =============    =============    =============    =============

Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable and accrued liabilities       $      14,651    $      54,474    $     375,606    $     279,024    $     728,872
   Capital lease payable-current portion                   --               --               --             38,355           50,315
   Note payable-current portion                            --               --               --               --             19,035
                                                  -------------    -------------    -------------    -------------    -------------
Total current liabilities                                14,651           54,474          375,606          317,379          798,282
                                                  -------------    -------------    -------------    -------------    -------------
Long-Term Debt:
    Convertible debenture, net                             --               --          2,384,793        1,457,919        4,446,629
    Capital lease payable-long-term portion                --               --               --            167,380          152,059
    Note payable-long term portion                         --               --               --               --             77,964
                                                  -------------    -------------    -------------    -------------    -------------
Total Long-Term Debt                                       --               --          2,384,793        1,625,299        4,676,652
                                                  -------------    -------------    -------------    -------------    -------------
   Deposit on securities purchase agreement                --               --               --            600,000             --
                                                  -------------    -------------    -------------    -------------    -------------

Stockholders' Equity (Deficiency):
Common stock, 1,000,000,000 shares of par
value $0.00001 authorized                                 2,512            2,671            2,779            2,964            3,034
   Additional paid-in capital                         4,475,875        7,003,351       10,512,767       14,325,076       17,537,333
   Subscription receivable                                 --            (19,000)         (19,000)            --               --
   Deficit accumulated during the development        (3,696,797)      (4,851,537)      (8,993,266)     (13,550,976)     (19,725,238)
   stage
   Deferred compensation cost                              --           (473,159)         (73,837)         (14,769)            --
   Discount on warrants                                    --               --               --               --           (428,489)
   Stockholders' equity (deficiency)                       --               --               --            762,295       (2,613,360)
                                                  -------------    -------------    -------------    -------------    -------------
Total liabilities and stockholders' equity        $     796,241    $   1,716,800    $   4,189,842    $   3,304,953    $   2,861,574
                                                  =============    =============    =============    =============    =============

Shares outstanding at period end                    251,181,774      267,031,058      277,962,574      296,422,907      303,472,035
                                                  =============    =============    =============    =============    =============

---------------------
See notes to consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the results of operations and the financial condition of ADVR should be read in conjunction with ADVR's Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

Overview

         Since our inception in July 1985, ADVR has been engaged primarily in research and development activities. We have not yet generated significant operating revenues, and as of December 31, 1999 we had incurred a cumulative net loss of $19,725,238. Our ability to generate substantial operating revenue depends upon our success in gaining FDA approval for the commercial use and distribution of Product R. All of our research and development efforts have been devoted to the development of Product R.

         In order to commence clinical trials for regulatory approval of Product R in the United States, we must submit an IND with the FDA. Filings with foreign regulatory agencies are required to continue or begin new clinical trials outside the United States. We have recently contracted with GloboMax LLC of Hanover, Maryland to assist us in our preparation and filing of the IND with the FDA, and to otherwise assist us through the FDA process with the objective of obtaining full approval for the manufacture and commercial distribution of Product R in the United States. The IND will seek approval to conduct a study testing the effectiveness of Product R on human subjects with AIDS and other diseases. In the IND we intend to include, among other things:

               o    information on chemistry, laboratory and animal controls;

               o safety information for the initial study proposed to be conducted on humans; and

               o information assuring the identification, quality and purity of Product R and a description of the physical, chemical and microbiological characteristics of Product R.

         We believe that the IND will demonstrate the low rate of adverse reactions occurring in the use of Product R as a treatment of AIDS and other diseases, however, it is impossible to determine if or how much of the data from any ongoing studies will be considered useful by the FDA in considering the IND application, if it is ever filed. FDA approval to begin human clinical trials of Product R pursuant to an approved IND will require significant cash expenditures. Furthermore, Product R may never be approved for commercial distribution by any country.

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

Results of Operations

         Years Ended December 31, 1999, 1998 and 1997
         --------------------------------------------

         During the years ended December 31, 1999 and 1998, we incurred losses of approximately $6,174,000 and $4,558,000, respectively, compared to approximately $4,142,000 in 1997. Our increased losses for the fiscal years ended December 31, 1999 and 1998 as compared with the fiscal year ended December 31, 1997 were attributable primarily to:

         General and Administrative Expenses. General and administrative expenses were approximately $1,681,000, $1,420,000 and $2,244,000 in 1997, 1998
and 1999, respectively. The decrease in general and administrative expense from 1997 to 1998 resulted from the amortization of deferred compensation costs associated with options granted to non-employees and recorded as compensation expense in 1997 ($340,000), and also from the fact that 50% of Dr. Hirschman's salary ($162,500) was accounted for as research and development expense in 1998. The increase in general and administrative expense from 1998 to 1999 resulted from increased consulting fees (approximately $124,000 in 1998 to $345,000 in 1999) primarily resulting from the GloboMax agreement, increased health insurance costs (approximately $80,000 in 1998 to $160,000 in 1999), increased professional fees (approximately $335,000 in 1998 and $425,000 in 1999) primarily for expenses relating to SEC registrations for convertible debentures and warrants issued by ADVR during 1998 and 1999, and increased compensation expense related to modification of existing options outstanding and payroll expenses ($450,000 in 1998 and $788,000 in 1999) primarily due to the salaries of ADVR's President and Chief Financial Officer and accounted for compensation expense.

         Research and Development Expense. Research and development expense increased from approximately $818,000 in 1997, to $1,659,000 in 1998, to approximately $1,746,000 in 1999. The increase from 1997 to 1998 resulted primarily from the maintenance of the Yonkers, New York laboratory. The approximate costs of rent, personnel, operating costs and laboratory supplies associated with the Yonkers laboratory for the years ended 1997, 1998 and 1999 were charged to research and development expense as follows: $60,000, $950,000 and $1,325,000.

         Depreciation Expense. Depreciation expense increased from approximately $26,000 in 1997, $110,000 in 1998 to $231,000 in 1999 as a result of the acquisition of furniture, fixtures and equipment for the Yonkers office and laboratory, along with the additional leasehold improvements for laboratory space leased during 1998 and 1999.

         Interest Expense. Interest expense for the years ended 1997, 1998 and 1999 was approximately $1,738,000, $1,471,000 and $2,007,000, respectively.
Included in interest expense for these periods was:

               o the beneficial conversion feature on certain convertible debentures of approximately $1,553,000, $836,000 and $1,045,000 for the years ended 1997, 1998 and 1999, respectively;

               o interest expense associated with certain convertible debentures of approximately $29,000, $95,000 and $163,000 for the years ended 1997, 1998 and 1999, respectively;

               o amortization of discount on certain warrants of approximately $291,000 and $148,000 for the years ended 1998 and 1999, respectively;

               o amortization of loan costs of approximately $112,000, $230,000 and $331,000 for the years ended 1997, 1998 and
                    1999, respectively; and

               o additional financing costs related to effective date of certain registration statements of $286,000 in 1999.

         Revenues. There were $10,953 and $656 in sales revenue in 1999 and 1998, respectively, compared to $2,278 in sales revenues for 1997. All sales revenue resulted from distributors purchasing Product R for testing purposes. The decrease in sales revenue from 1997 is due to the fact that in 1997, we sold ampules of Product R outside the United States to independent organizations solely for testing purposes. In 1998, the majority of the research and development was conducted by our laboratory personnel, accordingly, sales to outside entities for testing purposes were nominal. Interest income was approximately $43,000 and $102,000 in 1999 and 1998, respectively, compared to approximately $112,000 in 1997.

Liquidity

         Years Ended December 31, 1999 and 1998
         --------------------------------------

         As of December 31, 1999, we had current assets of approximately $916,000, compared to approximately $1,795,000 at December 31, 1998. We had total assets of approximately $2,862,000 and $3,305,000 at December 31, 1999 and 1998, respectively. The decrease in current and total assets was primarily attributable to the use of investment capital to fund increased operating expenditures.

         During 1999, we used cash of approximately $4,148,000 for operating activities, as compared to approximately $3,365,000 in 1998. During 1999, we:

               o incurred non-cash expenses of approximately $331,000 and $148,000, respectively, relating to amortization of loan costs and discount on warrants relating to convertible debentures issued in 1997, 1998 and 1999;

               o incurred non-cash expenses of approximately $1,045,000 relating to amortization of deferred interest associated with the beneficial conversion feature of the 1998 and 1999 convertible debentures;

               o expended approximately $770,000 in professional and consulting fees;

               o    expended approximately $229,000 in laboratory supplies;

               o expended approximately $1,685,000 for payroll and related costs.

         During 1999, cash flows provided by investing and financing activities was primarily due to the proceeds from the issuance of the 1998 and 1999 convertible debentures of approximately $3,000,000, and proceeds from the sale of securities of approximately $700,000. In addition, we expended approximately $407,000 for leasehold improvements and furniture and equipment at our Yonkers, New York office.

         Under the terms of an agreement with RBB Bank, A.G. entered in November 1998 pursuant to which RBB purchased a 7% convertible debenture and related warrants, we were required to file with the Commission a registration statement to register shares of the common stock issuable upon conversion of the convertible debenture and upon exercise of the related warrants to allow the investors to resell such common stock to the public. Because the registration statement was not declared effective by the Commission on or before April 13, 1999, the RBB agreement provides that we pay RBB a penalty equal to the sum of
(x) $30,000 and (y) $1,500 for each day lapsed after such date, until the registration statement is declared effective by the Commission, provided, however, that total penalties shall not exceed $100,000 in the aggregate. As of the date hereof, RBB has not requested payment of the penalty, and we are negotiating with RBB to have the penalty waived.

         Under the terms of an agreement with several purchasers entered in December 1998, pursuant to which such purchasers purchased an aggregate of 4,917,276 shares of common stock and warrants to purchase an additional 2,366,788 shares of common stock, we were required to file with the Commission a registration statement to register the common stock issued under the purchase agreement, and upon exercise of the warrants to allow the resale of such common stock to the public. Because the registration statement was not declared effective by the Commission on or before May 21, 1999, the agreement provides that we pay a penalty of $16,050 for each full calendar month or portion thereof lapsed after such date, until the registration statement is declared effective, provided, however, that total penalties shall not exceed $100,000 in the aggregate. The registration statement was declared effective by the Commission on December 16, 1999. Pursuant to an agreement in January 2000, the purchasers in this transaction were paid an aggregate cash penalty of $96,300 in connection with the registration statement.

         Under the terms of an agreement with several purchasers entered in June 1999, pursuant to which such purchasers purchased an aggregate of 1,851,852 shares of common stock and warrants to purchase an additional 926,528 shares of common stock, we were required to file with the Commission a registration statement to register the common stock issued under the purchase agreement, and upon exercise of the warrants to allow the resale of such common stock to the public. The agreement provides that if the registration statement is not declared effective by the Commission prior to December 3, 1999, we must pay the purchasers a penalty of $10,000, on a pro rata basis, for each full calendar month lapsed after such date, and a pro rated amount of said $10,000 based on a month of 30 or 31 days (as applicable to the month in which the registration statement is declared effective), provided, however, that total penalties shall not exceed $20,000 in the aggregate. The registration statement was declared effective by the Commission on December 29, 1999.

         Under the terms of a securities purchase agreement with Focus Investors LLC dated August 3, 1999 pursuant to which Focus Investors purchased 7% convertible debentures and related warrants, we were required to file with the Commission a registration statement to register shares of the common stock issuable upon conversion of the debentures and upon exercise of the warrants to allow the purchaser to resell such common stock to the public. The purchase agreement provides that, if the registration statement is not declared effective prior to December 1, 1999, or if the number of shares qualified for trading on the OTC Bulletin Board or reserved for issuance is insufficient for issuance upon the conversion of the debentures and the exercise of the warrants, or if a blackout event occurs (as described in the agreement, each of these events referred to as a "default"), we will be required to pay the purchaser a penalty for each 30 day period during which a default shall be in effect equal to $40,000, pro rated for the number of days during each period the defaults were pending. To the extent the periodic amounts for all default periods exceed $100,000 in the aggregate, the excess amount shall be paid in shares of common stock, as set forth in the agreement. The agreement further provides that until the registration statement has been filed and becomes effective, we will not file any other registration statement without the written consent of Focus Investors. The registration statement was declared effective by the Commission on December 29, 1999.

         Under the terms of a securities purchase agreement with Endeavour Capital Fund S.A. dated December 28, 1999 and related documents thereto pursuant to which Endeavour purchased 7% convertible debentures and related warrants, we were required to file with the Commission a registration statement to register shares of the common stock issuable upon conversion of the debentures (together with interest on the debentures, which is payable in common stock on conversion) and upon and upon exercise of the warrants to allow the purchaser to resell such common stock to the public. The purchase agreement provided that, if the registration statement was not declared effective prior to April 1, 2000, or if the purchaser is restricted from making sales of registrable securities covered by a previously effective registration statement at any time after the effective date other than during a permitted suspension period (as defined in the agreement), then, we will be required to pay the purchaser $40,000 (2% of the purchase price) for each 30- day period of such default (except that, prior to the initial effectiveness of this registration statement, the amount will be $30,000 (1.5% of the purchase price) during the first two 30-day periods of such default). The registration statement was declared effective by the Commission on January 18, 2000.

         In February 2000 pursuant to a securities purchase agrement, we sold to Harbor View Group and various other purchasers 13,636,357 shares of common stock and warrants to purchase an aggregate of 5,454,544 shares of common stock in a private offering transaction. Under the terms of the agreement, we are required to use our best effort to file a registration statement to register the securities issued or issueble in connection with the agreement by May 31, 2000.

         THE INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT ON OUR CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999, INCLUDES AN EXPLANATORY PARAGRAPH REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN. NOTE 2 TO THE CONSOLIDATED FINANCIAL STATEMENTS STATES THAT OUR ABILITY TO CONTINUE OPERATIONS IS DEPENDENT UPON THE CONTINUED SALE OF OUR SECURITIES AND DEBT FINANCING FOR FUNDS TO MEET OUR CASH REQUIREMENTS, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. FURTHER, THE ACCOUNTANT'S REPORT DOES NOT INCLUDE ANY ADJUSTMENTS THAT MIGHT RESULT FROM THE OUTCOME OF THIS UNCERTAINTY. ALTHOUGH WE MAY NOT BE SUCCESSFUL IN DOING SO, WE PLAN TO ELIMINATE OR REMEDY THE DEFICIENCIES IN OUR FINANCIAL CONDITION THROUGH THE ISSUANCE OF ADDITIONAL SECURITIES FOR CASH.

Capital Resources

         We have been dependent upon the proceeds from the continued sale of securities for the funds required to continue operations at present levels and to fund further research and development activities. The following table summarizes sales of our securities since February 1997.

---------------- -------------- ------------------ ------------------- -------------------------- ------------------------
                    Gross                           Convertible /        Conversion Price /        Maturity Date /
Date Issued         Proceeds       Security Issued  Exercisable Into     Exercise Price            Expiration Date
---------------- -------------- ------------------ ------------------- -------------------------- ------------------------
February 1997       $1,000,000     Debenture        6,675,982 shares     $0.15-0.20 per share      Fully converted
                                ------------------ ------------------- -------------------------- ------------------------
                                   Warrants         535,134 shares       $0.288-0.864 per share    February 28, 2007
---------------- -------------- ------------------ ------------------- -------------------------- ------------------------
August 1997         $3,000,000     Debenture        17,577,354 shares    $0.13-0.23 per share      Fully converted
                                ------------------ ------------------- -------------------------- ------------------------
                                   Warrants         1,800,000 shares     $0.20-0.27 per share      August 30, 2007
---------------- -------------- ------------------ ------------------- -------------------------- ------------------------
November 1998       $1,500,000     Debenture        10,130,246 shares    $0.1363-$.2011 per share  Fully converted
                                ------------------ ------------------- -------------------------- ------------------------
                                   Warrants         375,000 shares       $0.20 per share           October 31, 2008
                                                   ------------------- --------------------------
                                                    375,000 shares       $0.24 per share
---------------- -------------- ------------------ ------------------- -------------------------- ------------------------
January 1999        $802,500       Common Stock     4,917,276 shares     n/a                       n/a
                                ------------------ ------------------- -------------------------- ------------------------
                                   Warrants         1,183,394 shares     $0.2040 per share         December 31, 2003
                                                   ------------------- --------------------------
                                                    1,183,394 shares     $0.2448 per share
---------------- -------------- ------------------ ------------------- -------------------------- ------------------------
July 1999           $500,000       Common Stock     1,851,852 shares     n/a                       n/a
                                ------------------ ------------------- -------------------------- ------------------------
                                   Warrants         463,264 shares       $0.324 per share          June 30, 2004
                                                   ------------------- --------------------------
                                                    463,264 shares       $0.378 per share
---------------- -------------- ------------------ ------------------- -------------------------- ------------------------
August 1999         $2,000,000     Debentures       14,348,847 shares    $0.1396-$.1438 per share  Fully converted
                                ------------------ ------------------- -------------------------- ------------------------
                                   Warrants         1,000,000 shares     $0.2461 per share         August 3, 2004
---------------- -------------- ------------------ ------------------- -------------------------- ------------------------
December 1999       $2,000,000     Debentures       13,871,891 shares    $0.1363-.1929 per share   December 31, 2004
and January 2000                                                         (1)
                                ------------------ ------------------- -------------------------- ------------------------
                                   Warrants         210,000 shares       $0.19916667 per share     December 31, 2002
---------------- -------------- ------------------ ------------------- -------------------------- ------------------------
February 2000       $3,000,000     Common Stock     13,636,957 shares    n/a                       n/a
                                ------------------ ------------------- -------------------------- ------------------------
                                   Warrants         2,727,272 shares     $0.275 per share          February 28, 2005
                                                   ------------------- --------------------------
                                                    2,727,272 shares     $0.33 per share
---------------- -------------- ------------------ ------------------- -------------------------- ------------------------

----------------------------
(1) Represents 13,842,753 shares of common stock issued in January and February 2000 upon the conversion of $1,985,000 principal amount of the convertible debentures, plus an additional 29,138 shares issuable upon conversion of the remaining $15,000 principal amount, excluding interest, assuming an applicable conversion price of $0.5148, based on the average of the high and low bid price of our common stock on March 27, 2000.

         Securities Issued in 1997
         -------------------------

         RBB Bank, A.G.: In February 1997 and October 1997, in order to finance research and development, we sold $1,000,000 and $3,000,000, respectively, principal amount of our ten-year 7% convertible debentures due February 28, 2007 and August 30, 2007, respectively, to RBB in offshore transactions pursuant to Regulation S under the Securities Act. Accrued interest under the 1997 debentures was payable semiannually, computed at the rate of 7% per annum on the unpaid principal balance from the date of issuance until the date of interest payment. The 1997 debentures were convertible, at the option of the holder, into shares of common stock pursuant to specified formulas. On April 22, 1997, June 6, 1997, July 3, 1997 and August 20, 1997, pursuant to notice by the holder, RBB, to us under the February 1997 debenture, $330,000, $134,000,

$270,000 and $266,000, respectively, of the principal amount of the February 1997 debenture was converted into 1,648,352, 894,526, 2,323,580 and 1,809,524 shares of the common stock, respectively. As of August 20, 1997 the February 1997 debenture was fully converted. On December 9, 1997, January 7, 1998, January 14, 1998, February 19, 1998, February 23, 1998, March 31, 1998, May 4,
1998 and May 5, 1998, pursuant to notice by the holder, RBB, to us, $120,000, $133,000, $341,250, $750,000, $335,750, $425,000, $275,000 and $620,000,
respectively, of the October 1997 debenture was converted into 772,201, 1,017,011, 2,512,887, 5,114,218, 1,498,884, 1,870,869, 1,491,485, and 3,299,979
shares of common stock, respectively. As of May 5, 1998, the October 1997 debenture was fully converted.

         In connection with the issuance of the 1997 debentures, we issued to RBB six warrants to purchase common stock, three of which entitle the holder to purchase, from February 21, 1997 through February 28, 2007, 178,378 shares of the common stock, and three of which entitle the holder to purchase, from August 30, 1997 through August 30, 2007, 600,000 shares of the common stock. The exercise prices of such warrants are $0.288, $0.576, $0.864, $0.20, $0.23 and $0.27 per warrant share, respectively. Each such warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under such warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of the date of this report, none of the warrants have been exercised.

         Securities Issued in 1998
         -------------------------

         RBB Bank, A.G.: In November 1998 we sold $1,500,000 principal amount of our ten-year 7% convertible debenture due October 31, 2008 to RBB, as agent for the accounts of certain persons, in an offshore transaction pursuant to Regulation S under the Securities Act. Accrued interest under the convertible debenture is payable semiannually, computed at the rate of 7% per annum on the unpaid principal balance from the date of issuance until the date of interest payment. The convertible debenture is convertible, at the option of the holder, into shares of common stock pursuant to a specified formula. The actual number of shares of common stock issued or issuable upon conversion of the convertible debenture is subject to adjustment and could be materially less or more than the above estimated amount, depending upon the future market price of the common stock and the potential conversion of accrued interest into shares of common stock.

         Based on the terms for conversion associated with the convertible debenture, there is an intrinsic value associated with the beneficial conversion feature of $625,000. Since conversion can occur immediately upon issuance of the convertible debenture, this amount was recognized as interest expense in 1998.

         On January 19 and March 7, 2000, pursuant to notice by RBB to ADVR, $1,222,500 and $377,500 principal amount of the November 1998 debenture was converted into 8,252,746 and 1,877,500 shares of common stock, respectively. As of March 7, 2000, the November 1998 debenture was fully converted.

         In connection with the issuance of the convertible debenture, we issued to RBB two warrants to purchase common stock , each warrant entitling the holder to purchase, until October 31, 2008, 375,000 shares of the common stock. The exercise prices of the two warrants are

$0.20 and $0.24 per warrant share, respectively. Each warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of the date of this report, none of these warrants had been exercised.

         The fair value of the warrants issued in connection with the convertible debenture was estimated to be $48,000 ($0.064 per warrant) based upon a financial analysis of the terms of such warrants using the Black-Sholes pricing model with the following assumptions: expected volatility of 20%; a risk free interest rate of 5.75% and an expected holding period of one year. This amount is being amortized in the accompanying consolidated financial statements as interest expense related to the convertible debenture.

         Harbor View Group, Inc., et al.: In December 1998 pursuant to a securities purchase agreement, we sold to Harbor View Group, Inc. and various other purchasers 4,917,276 shares of common stock, and warrants to purchase an aggregate of 2,366,788 shares of common stock, including (x) warrants to purchase an aggregate of 1,966,788 shares of common stock and (y) a finder's fee paid to Harbor View Group consisting of two warrants to purchase an aggregate 400,000 shares of common stock, in a private offering transaction pursuant to
Section 4(2) of the Securities Act, for an aggregate purchase price of $802,500. Of the $802,500 purchase price, $600,000 was received on December 31, 1998, and $202,500 was received in January 1999. The warrants entitle the holders to purchase an aggregate of 1,183,394 shares of common stock at an exercise price of $0.204 per share, and 1,183,394 shares at an exercise price of $0.2448 per share. The warrants are exercisable at any time and from time to time until December 31, 2003. Each warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of the date of this report, warrants to purchase 245,098 shares of common stock had been exercised.

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

         Securities Issued in 1999
         -------------------------

         Berman, et al.: In July 1999 pursuant to a securities purchase agreement, we sold 1,851,852 shares of common stock, and warrants to purchase an aggregate of 925,926 shares of common stock to Michael Berman, Pak-Lin Law and Kwong Wai Au in a private offering transaction pursuant to Section 4(2) of the Securities Act, for an aggregate purchase price of $500,000, received in July 1999. The warrants entitle the holders to purchase 463,264 and 463,264 shares of common stock at exercise prices of $0.324 and $0.378 per share, respectively.

The warrants are exercisable at any time and from time to time until June 28, 2004. Each warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of the date of this report, none of the warrants had been exercised.

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

         Focus Investors LLC: Pursuant to a securities purchase agreement dated August 3,1999 in a private offering transaction under Section 4(2) of the Securities Act, we sold to Focus Investors LLC an aggregate of 20 units for an aggregate gross purchase price of $2 million, each unit consisting of $100,000 principal amount of our ten-year 7% convertible debentures due August 3, 2009, and series W warrants to purchase 50,000 shares of our common stock exercisable until August 3, 2004. Accrued interest under the convertible debentures is payable semiannually, computed at the rate of 7% per annum on the unpaid principal balance from the date of issuance until the date of interest payment. The convertible debentures are convertible, at the option of the holder, into shares of common stock pursuant to a specified formula. The actual number of shares of common stock issued or issuable upon conversion of the convertible debentures is subject to adjustment and could be materially less or more than the above estimated amount, depending upon the future market price of the common stock and the potential conversion of accrued interest into shares of common stock. On January 19, February 17, and March 3, 2000, pursuant to notice by Focus Investors to ADVR, $300,000, $900,000, and $800,000 principal amount of the Focus debentures was converted into 2,178,155, 6,440,725 and 5,729,967 shares of common stock, respectively. As of March 3, 2000, the debenture was fully converted.

         The exercise price of the series W warrants is $0.2461 per warrant share. The warrants provide that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; The series W warrants contain anti-dilution provisions which provide for the adjustment of the warrant price and warrant shares. As of March 17, 2000, all of the warrants had been exercised.

         The fair value of the warrants issued as of August 3, 1999 in connection with the securities purchase agreement was estimated to be $52,953 ($0.0526 per warrant) based upon a financial analysis of the terms of such warrants using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 20%, and a risk free interest rate of 5.75% through the June 30, 2004 expiration date. This amount is being amortized to interest expense in the accompanying consolidated financial statements.

         Endeavour Capital Fund S.A.: Pursuant to a securities purchase agreement dated December 28, 1999 in a private offering transaction under
Section 4(2) of the Securities Act, we issued the first $1,000,000 tranche of $2,000,000 in aggregate principal amount of our 7% convertible debentures due December 31, 2004 to Endeavour Capital Fund S.A. (the "Endeavour

Transaction"). In connection with the sale of the first tranche of debentures, we issued warrants to purchase 100,000 shares of our common stock to Endeavour, and two warrants to purchase 5,000 shares of common stock to Endeavour's legal counsel. Accrued interest under the convertible debentures is computed at the rate of 7% per annum on the unpaid principal balance from the date of issuance until the date of interest payment and is payable on conversion of the debenture or on maturity in common stock using the same conversion formula. The convertible debentures are convertible, at the option of the holder, into shares of common stock pursuant to a specified formula. The actual number of shares of common stock issued or issuable upon conversion of the convertible debentures is subject to adjustment and could be materially less or more than the estimated number of shares in this report, depending upon the future market price of the common stock and the potential conversion of accrued interest into shares of common stock.

         These warrants expire on December 31, 2002 and are exercisable at $0.19916667 per share. The warrants provide that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise. The warrants contain anti-dilution provisions which provide for the adjustment of the warrant price and warrant shares. As of the date of this report, none of these warrants had been exercised.

         The fair value of the warrants issued as of December 28, 1999 in connection with the securities purchase agreement was estimated to be $4,285 ($0.0429 per warrant) based upon a financial analysis of the terms of such warrants using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 20%, and a risk free interest rate of 6% through the June 30, 2004 expiration date. This amount is being amortized to interest expense in the accompanying consolidated financial statements.

         Securities Issued in 2000
         -------------------------

         Endeavour Capital Fund S.A.: In January 2000, in connection with the Endeavour Transaction, we issued the second $1,000,000 tranche of $2,000,000 in aggregate principal amount of our 7% convertible debentures due December 31, 2004, along with warrants to purchase 100,000 shares of our common stock to Endeavour Capital Fund, S.A. The terms of the second tranche of debentures and warrants are the identical to the terms of the debentures and warrants issued in first tranche of the Endeavour Transaction.

         On January 27, February 22, 23, 24, and 29, 2000 pursuant to notice by Endeavour Capital Fund to ADVR, $150,000, $135,000, $715,000, $785,000 and
$200,000 principal amount of the Endeavour debentures was converted into 1,105,435, 988,913, 5,149,035, 5,562,696 and 1,036,674 shares of common stock, respectively. As of March 27, 2000, $15,000 of the principal amount of the debenture remained unconverted.

         In February 2000 pursuant to a consulting agreement with Harbor View Group, we issued to Harbor View warrants to purchase 1,750,000 shares at an exercise price of $0.21 per share, and warrants to purchase 1,750,000 shares at an exercise price of $0.26 per share, until February 28, 2005, in exchange for consulting services provided or to be provided to ADVR. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of the date of this report, none of these warrants had been exercised.

         In February 2000 pursuant to a securities purchase agreement, we sold to Harbor View Group and various other purchasers 13,636,357 shares of common stock, and warrants to purchase an aggregate of 5,454,544 shares of common stock in a private offering transaction pursuant to Section 4(2) of the Securities Act, for an aggregate purchase price of $3,000,000. Half of the warrants are exercisable at $0.275 per share, and half of the warrants are exercisable at $0.33 per share, until February 28, 2005. Each warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of the date of this report, none of these warrants had been exercised.

Projected Expenses

         During the next 12 months, we expect to spend approximately $9,000,000, approximately $4,000,000 of which was raised during the first quarter of fiscal 2000, on research and development related activities, including approximately:

                  (1)      $4,000,000 for operating expenses;

                  (2) $2,250,000 for the submission of the IND for Product R to the FDA in connection with GloboMax's project management services to ADVR for the pre-clinical development and IND submission of Product R to the FDA, the development of standard operating procedures and validation protocol for the preparation and manufacture of Product R, and toxicology studies of Product R;

                  (3) $1,500,000 for capital expenditures for leasehold improvements and equipment at our Yonkers, New York office relating to additional laboratories and manufacturing and production facilities for Product R; and

                  (4)      $1,250,000 for additional personnel.

         We anticipate that we can continue operations through September 2000 with our current liquid assets, including the proceeds from the recent sale of the convertible debenture and other securities if no stock options or warrants are exercised nor additional securities sold. If all of the outstanding stock options and warrants are exercised, we will receive net proceeds of approximately $10.6 million. Those proceeds will contribute to general and administrative and working capital and will permit us to substantially increase our budget for research and development and clinical trials and testing and to operate at significantly increased levels of operation, assuming Product R receives approvals and prospects for sales increase to justify such increased levels of operation. The recent prevailing market price for shares of common stock has from time to time been above the exercise prices of certain of the outstanding options and warrants. As such, recent trading levels may not be sustained nor may any additional options or warrants be exercised. If less than 50% or none of the outstanding options and warrants are exercised, and we obtain no other additional financing, in order for us to achieve the level of operations contemplated by management, management anticipates that we will have to limit intentions to expand operations beyond current levels.

         We anticipate that we will be required to sell additional securities to obtain the funds necessary to further our research and development activities. We are currently seeking debt financing, licensing agreements, joint ventures and other sources of financing, but the likelihood of obtaining such financing on favorable terms, if at all, is small. Management anticipates that they will have to defer their salaries if financing is not available in order to continue operations,. Management does not believe that, at present, debt or equity financing will be readily obtainable on favorable terms unless and until FDA approval for phase I clinical testing is granted or comparable approval is obtained from another developed or developing country. Because of the large uncertainties involved in the FDA approval process for commercial drug use on humans, it is possible that we may never be able to sell Product R commercially.

Year 2000 Compliance

         Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures.

         We developed a compliance assurance process to address this concern. A project team performed a detailed assessment of all internal computer systems and developed and implemented plans to correct any problems.

         Year 2000 problems could affect our research and development, financial, administrative and communication operations. Systems critical to our business which were identified as non- Year 2000 compliant were either replaced or corrected through programming modifications. In addition, the project team looked at Year 2000 readiness from other aspects of our business. We remediated and replaced systems as needed and have been successfully testing and verifying our modifications. In addition to our in-house efforts, we have asked vendors, major customers, service suppliers, communications providers and banks whose systems failures potentially could have a significant impact on our operations to verify their Year 2000 readiness. To date, we have not encountered any significant effects related to the Year 2000 and we do not anticipate that any unforeseen Year 2000 problems will have a material effect on our results of operations or financial condition.

         External and internal costs specifically associated with modifying internal use software for Year 2000 compliance were expensed as incurred and will not have a material impact on our consolidated financial position, results of operations or cash flows.

         The above expectations are subject to uncertainties. For example, if we were unsuccessful in identifying or fixing all Year 2000 problems in our critical operations, or if we are affected by the inability of certain vendors or suppliers to continue operations due to such a problem, our results of operations or financial condition could be materially impacted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.

ITEM 8. FINANCIAL STATEMENTS

         The Independent Auditors' Report, Consolidated Financial Statements and Notes to Consolidated Financial Statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Our directors and executive officers and further information concerning them are as follows:

Name                            Age        Position
----                            ---        --------

Shalom Z. Hirschman,             63        President, Chief Executive Officer,
M.D.                                       Chief Scientific Officer, Director

Bernard Friedland                74        Chairman of the Board of Directors

William Bregman                  78        Vice President, Secretary,
                                           Treasurer, Director

Louis J. Silver                  71        Director

Alan V. Gallantar                42        Chief Financial Officer


         Shalom Z. Hirschman, M.D., President, Chief Executive Officer and a director since October 1996, was Director of the Division of Infectious Diseases and Professor of Medicine at Mount Sinai School of Medicine, New York, New York, from May 1969 until October 1996.

         Bernard Friedland, Chairman of the Board since May 1987, director since July 1985 and President and Chief Executive Officer from September 1985 until October 1996, was employed by Key, Inc. for 30 years, until March 1, 1986, in the Research and Development and Quality Assurance Departments in Pharmaceuticals, Pharmacology, and Cancer antimetabolites, and has been the President and CEO of our subsidiary, Advance Viral Research, Ltd. since 1984.

         William Bregman, director since July 1985 and Secretary-Treasurer since September 1985, was Vice President from September 1985 until May 1987 and Vice President and Treasurer of our subsidiary, Advance Viral Research, Ltd., from August 1984 until the present.

         Louis J. Silver, director since May 1992, has been self-employed as a free-lance accountant and auditor since 1985. Mr. Silver previously served as a member of the board of directors during the periods from May 1987 to July 1987.

         Alan V. Gallantar, Chief Financial Officer since October 1999, was treasurer and controller from March1998 to September 1999 of AMBI Inc., a nutraceutical company, senior vice president and chief financial officer from 1992 to 1997 of Bradley Pharmaceuticals, Inc., a pharmaceutical manufacturer, and vice president and divisional controller from 1989 to 1991 for PaineWebber Incorporated. From 1985 to 1989, Mr. Gallantar was second vice president at The Chase Manhattan Bank, N.A., and from 1983 to 1985, was a senior accountant at Philip Morris, Incorporated. From 1979 to 1983, Mr. Gallantar was a senior accountant in the audit department of Deloitte & Touche.

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

Executive Officer Compensation

         Other than Dr. Hirschman, our President and Chief Executive Officer, none of our directors, officers or employees received salary and bonus exceeding in the aggregate $100,000 in the years ended December 31, 1999, 1998 or 1997. The following table provides certain summary information concerning compensation paid or accrued by ADVR, to or on behalf of the named executive officer for the years ended December 31, 1999, 1998 and 1997.

                                            Summary Compensation Table
                                            --------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Long Term
                                                  Annual Compensation                               Compensation Awards
                                                  -------------------                               -------------------

                                                                                               Securities
Name and                                                                Other Annual           Underlying           All Other
Principal Position              Year      Salary (1)      Bonus       Compensation (2)      Options/SARs (3)     Compensation (4)
------------------              ----      ----------      -----       ----------------      ----------------     ------------
Shalom Z. Hirschman, M.D.,      1999       $325,000        $0              $34,738                 --                 $4,316
President, Chief Executive      ----------------------------------------------------------------------------------------------------
Officer and Chief Scientific    1998       $325,000        $0              $12,288             23,000,000             $4,316
Officer since October 1996      ----------------------------------------------------------------------------------------------------
and consultant from May 24,     1997       $325,000      $43,000           $14,604                 --                 $3,956
1995 until October 1996.
------------------------------------------------------------------------------------------------------------------------------------
Alan V. Gallantar, Chief        1999        $43,750        $0              $1,500              4,547,880               --
Financial Officer since         ----------------------------------------------------------------------------------------------------
October 1999.                   1998           --          --               --                     --                  --
                                ----------------------------------------------------------------------------------------------------
                                1997           --          --               --                     --                  --
------------------------------------------------------------------------------------------------------------------------------------

--------------------------------
(1) Dr. Hirschman's salary increased for the year 2000 to $361,000. Mr. Gallantar was hired in October 1999 and therefore his salary reflects only three months of his $175,000 annual salary.
(2) Other Annual Compensation for Dr. Hirschman includes medical insurance premiums paid by ADVR on his behalf, and aggregate incremental cost to ADVR of Dr. Hirschman's automobile lease, gas, oil, repairs and maintenance. Other Annual Compensation for Mr. Gallantar includes an automobile allowance of $500 per month.
(3) Includes all options granted during fiscal years shown. No stock appreciation rights were granted with any options.
(4) The dollar value of insurance premiums paid by, or on behalf of, us with respect to term life insurance for the benefit of Dr. Hirschman.

         In February 1998, we granted Dr. Hirschman options to acquire 23,000,000 shares of common stock, the exerciseability of which is subject to conditions precedent. In October 1999, we granted Mr. Gallantar options to acquire 4,547,880 shares of common stock, exercisable in one third increments on October 1, 2000, 2001, and 2002, until October 1, 2009. No other stock options were granted to the named executive officers during 1999. Other than Dr. Hirschman's and Mr. Gallantar's stock options, we currently have outstanding:

         o Warrants to purchase 14,247,896 shares of common stock at exercise prices ranging from $0.199 to $0.864 per warrant share;

         o options to acquire 7,618,234 shares of the common stock at exercise prices ranging from $0.14 to $0.36 per option share, none of which are beneficially owned by directors, officers or employees of ADVR; and

         o options to acquire 430,000 shares of the common stock at exercise prices of $0.21 per option share, all of which are beneficially owned by employees of ADVR.

         The following table sets forth certain summary information concerning exercised and unexercised options to purchase our common stock as of December 31, 1999 held by the named executive officers. No options were exercised during the year ended December 31, 1999 by the named executive officers.

                                          Aggregated Option Exercises in
                                    Last Fiscal Year And Year-end Option Values
                                    -------------------------------------------

                                                             Number of Securities       Value of Unexercised In-the-
                                Shares                      Underlying Unexercised            Money Options at
                              Acquired on     Value       Options at Fiscal Year-End           Fiscal Year-End
Name                         Exercise (#)  Realized (1)    Exercisable/Unexercisable      Exercisable/Unexercisable
----                         ------------  ------------    -------------------------      -------------------------
Shalom Z. Hirschman, M.D.          0           N/A          16,100,000 / 23,000,000            $0 / $0 (2)(3)

Alan V. Gallantar                  0           N/A               0 / 4,547,880                 $0 / $0 (2)(4)

--------------------------------
(1) The difference between the average of the high and low bid prices per share of the common stock as reported by the Bulletin Board on the date of exercise, and the exercise or base price.

(2) The difference between the average of the high and low bid prices per share of the common stock as reported by the Bulletin Board on December 31, 1999, $0.125, and the exercise or base price of in-the-money stock options.

(3) As of December 31, 1999, Dr. Hirschman held options to purchase 4,100,000 shares of common stock at $0.18 per share, 4,000,000; shares of common stock at $0.19 per share; 4,000,000 shares of common stock at $0.27 per share; and 4,000,000 shares of common stock at $0.36 per share, all of which are currently exercisable. In addition, Dr. Hirschman held options to purchase 23,000,000 shares of common stock at $0.27 per share which become exercisable through February 2008 upon the earlier to occur of the day an IND number is obtained from and approved by the FDA so that human research may be conducted using Product R, the occurrence of a change in control, or the execution of an agreement relating to co-marketing pursuant to which one or more third parties commit to make payments to ADVR of at least $15 million.

(4) As of December 31, 1999, Mr. Gallantar held options to purchase 4,547,880 shares of common stock at $0.24255 per share, which are exercisable in increments of 1,515,960 on October 1, 2000, 2001 and 2002.

Employment Contracts, Termination of Employment and Change-in-Control
Arrangements

         Hirschman Employment Agreement

         Pursuant to an Amended and Restated Employment Agreement dated as of July 8, 1998 between ADVR and Dr. Hirschman, we employ Dr. Hirschman on a full business time basis as our President, Chief Executive Officer, Chief Scientific Officer and Chairman of our Scientific Advisory Board, with duties including supervising our day-to-day operations, including management of scientific, medical, financial, regulatory and corporate matters, establishing appropriate laboratory, executive and other facilities on our behalf, and raising additional capital on our behalf. The agreement includes an agreement that Dr. Hirschman will be nominated as a director for the duration of Dr. Hirschman's employment with us under the agreement, and voting agreements regarding the election of Messrs. Friedland, Bregman and Dr. Hirschman as directors. See "Principal Stockholders."

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

         The agreement also provides for the payment of $100,000 to Dr. Hirschman on the date we obtain an IND number from the FDA so that Product R may be tested on humans, so long as such IND number is obtained while Dr. Hirschman is employed by us.

         The agreement further provides that Dr. Hirschman is not authorized, without the express written consent of the board of directors and other than in the ordinary course of business, to pledge the credit of ADVR or any of our other employees, to bind us, to release or discharge any debt due us unless we have received payment in full, or to dispose (as collateral or otherwise) of all or substantially all of our assets.

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

         Pursuant to the execution of the agreement, we ratified a $100,000 bonus payment made to Dr. Hirschman in February 1998 and the February 1998 grant to Dr. Hirschman of options to acquire 23,000,000 shares of common stock exercisable at any time and from time to time through February 2008 at $0.27 per share commencing upon:

               o the day an IND number is obtained from and approved by the FDA so that human research may be conducted using Product R;

               o    the occurrence of a change in control; or

               o the execution of an agreement relating to co-marketing pursuant to which one or more third parties commit to make payments to us of at least $15 million.

         Gallantar Employment Agreement

         ADVR entered into an Employment Agreement dated as of October 1, 1999 with Alan V. Gallantar, pursuant to which Mr. Gallantar is employed as our Chief Financial Officer on a full business time basis. Under the agreement, the term of Mr. Gallantar's employment continues until October 1, 2002. If the agreement is terminated by us for cause, Mr. Gallantar will have no accrued right to receive any bonus for the year in which his employment is terminated, all unvested stock options will be cancelled, and any vested stock options will terminate 90 days after the effective date of termination. If the agreement is terminated by ADVR not for cause, we are required to pay to Mr. Gallantar all accrued and unpaid compensation, and all stock options granted as of the date of the agreement shall become 100% vested. Upon such termination not for cause, all options which became vested as a result of this provision may be exercised by Mr. Gallantar until 90 days after the effective date of termination. If Mr. Gallantar elects to terminate this agreement as a result of a change in control, he will be paid his base salary for the remaining term of the agreement, and all stock options granted on the date of the agreement will become 100% vested and exercisable until 90 days after the effective date of termination. If Mr. Gallantar elects to terminate this agreement for any other reason, he will be paid all unaccrued and unpaid base salary, and he will have the right to exercise any vested stock until 90 days after the effective date of termination. All payments made to Mr. Gallantar in connection with the termination of the agreement are subject to reduction to the extent they exceed 2.99 times the "base amount" as determined under Section 280G of the Internal Revenue Code of 1986.

         Pursuant to the agreement, Mr. Gallantar will receive an annual salary of $175,000 for the first year of the agreement; $200,000 for the second year of the agreement; and $225,000 for the third year of the agreement. For each year of the agreement, Mr. Gallantar is entitled to a cash bonus of between 10% and 50% of his base salary, based on certain targets and the discretion of the board of directors. As of the date of the agreement, Mr. Gallantar received options to purchase an aggregate of 4,547,880 shares of our common stock. The options expire on October 1, 2009, and are exercisable in three increments of 1,515,960 on the October 1, 2000, 2001 and 2002, respectively. The agreement further provides that:

               o Mr. Gallantar and his family are entitled to receive the same benefits generally given to other senior executives of ADVR.

               o Mr. Gallantar is entitled to 15 working days of vacation during the first year and 20 days of vacation during each year thereafter, subject to certain exceptions.

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

         The agreement provides that Mr. Gallantar is not authorized, without the express written consent of the board of directors and other than in the ordinary course of business, to pledge the credit of ADVR, to bind us under any note, mortgage or other monetary obligation, to release or discharge any debt due us unless we have received payment in full, or to dispose (as collateral or otherwise) of a substantial amount of our assets. Furthermore, Mr. Gallantar agreed that he will assign to us all intellectual property rights developed by him which result from the knowledge he acquired while performing his duties under the agreement. Finally, he has agreed that he will not, directly or indirectly, compete with us for five years after termination of his employment or solicit our employees to leave our employ for one year after termination.

Performance Graph

         Securities and Exchange Commission rules require that a line graph performance presentation be provided comparing cumulative total stockholder return with a performance indicator of a broad market index and a nationally recognized industry index. The graph and table set forth below compare the cumulative total stockholder return on ADVR's Common Stock for 1995 through 1999 with the Dow Jones Pharmaceuticals Index and the Dow Jones Equity Market Index for the same period. The graph and table assume an investment of $100 in the Common Stock and each index on December 31, 1994 and the reinvestment of all dividends, if any.


                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
                      AMONG ADVANCED VIRAL RESEARCH CORP.,
                       THE DOW JONES EQUITY MARKET INDEX
                    AND THE DOW JONES PHARMACEUTICALS INDEX

                               [GRAPHIC OMITTED]

                                          5 YEAR CUMULATIVE TOTAL RETURN
                                                12/94        12/95       12/96        12/97        12/98        12/99
                                                -----        -----       -----        -----        -----        -----
Advanced Viral Research Corp.                     100           85         160          100          116          100
Dow Jones Pharmaceuticals                         100          138         171          227          292          351
Dow Jones Equity Market                           100          164         206          320          475          424

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this report for (i) each stockholder who is known by us to own beneficially more than 5% of our common stock, (ii) each director and named executive officer, and (iii) all of our directors and executive officers as a group. Except as otherwise indicated, we believe, based on information furnished by the persons named in this table that such persons have voting and investment power with respect to all shares of common stock beneficially owned by them, subject to community property laws, where applicable.

                                                                Shares of Common Stock
Name and Address of Beneficial Owner                            Beneficially Owned (1)           Percent Owned
------------------------------------                            ----------------------           -------------
Shalom Z. Hirschman, M.D.                                       16,100,000        (2)(3)              4.5%
c/o Advanced Viral Research Corp.
200 Corporate Boulevard South
Yonkers, New York 10701

Bernard Friedland                                               39,246,730        (3)(4)             11.4%
c/o Advanced Viral Research Corp.
1250 East Hallandale Beach Blvd.
Hallandale, FL 33009

William Bregman                                                 35,705,403        (3)(5)             10.4%
c/o Advanced Viral Research Corp.
1250 East Hallandale Beach Blvd.
Hallandale, FL 33009

Louis J. Silver                                                      0                                0.0%
5110 S.W. 127th Place
Miami, FL 33175

Alan V. Gallantar                                                    0                                0.0%
c/o Advanced Viral Research Corp.
200 Corporate Boulevard South
Yonkers, New York 10701

All officers & directors (5 persons)                            91,052,133         (2)               25.3%

--------------------------------
(1) The persons named in this table have sole voting power with respect to all shares shown as beneficially owned by them, except as indicated in other footnotes to this table. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days from the date hereof, are deemed outstanding. According to American Stock Transfer & Trust Company, the transfer agent for the common stock, 303,292,035 shares of the common stock were outstanding as of the close of business as of the date hereof.
(2) Includes shares which may be acquired pursuant to options to purchase common stock exercisable within 60 days from the date hereof.
(3) The Hirschman employment agreement provides that Messrs. Friedland and Bregman, during the term of Dr. Hirschman's employment under that agreement, shall vote all shares of the common stock owned or voted by them in favor of Dr. Hirschman as a director of ADVR. That agreement, however, does not restrict or otherwise limit their right to sell their shares to third parties without restriction. The Hirschman employment agreement also provides that Dr. Hirschman, during that term, shall take no action which shall preclude Messrs. Friedland and Bregman from being nominees as directors of ADVR and that Dr. Hirschman shall vote all shares of the common stock owned or voted by him in favor of Messrs. Friedland and Bregman as directors of ADVR. See "--Employment Contracts, Termination of Employment and Change-in-Control Arrangements."
(4) Includes 1,000,000 shares of the common stock owned by Mr. Friedland and Beth Friedland, his daughter, as joint tenants;) 20,000,000 shares owned by Mr. Friedland and Shirley Friedland, his spouse, as joint tenants; and 500,000 shares owned the B&SD Friedland Foundation, a not-for-profit foundation controlled by Mr. Friedland. Does not include 15,000 shares owned by Shirley Friedland as to which Mr. Friedland disclaims beneficial ownership.
(5) Includes 22,594,864 shares held in a trust for which Mr. Bregman is the sole trustee and sole beneficiary; 110,000 shares owned by Carol Bregman, his daughter; 113,000 shares owned by Janet Berlin, his daughter; 110,000 shares owned by Forest Berlin, his grandson; and 110,000 shares owned by Jessica Berlin, his granddaughter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For the past three fiscal years, there were no material transactions between ADVR and any of its officers or directors which involved $60,000 or more.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report

         1.       Financial Statements

         2. Exhibits: See Exhibits Index. The Exhibits listed in the accompanying Exhibits Index are filed or incorporated by reference as part of this report.

(b) Reports on Form 8-K during and after the fiscal quarter ended December 31, 1999:

         None.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                                                                    PAGE
                                                                                                                    ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                                   F-1


CONSOLIDATED FINANCIAL STATEMENTS

    Balance Sheets, December 31, 1999 and 1998                                                                       F-2

    Statements of Operations for the Years Ended December 31, 1999, 1998 and
       1997 and from Inception (February 20, 1984) to December 31, 1999                                              F-3

    Statements of Stockholders' Equity (Deficiency) from Inception (February 20,
       1984) to December 31, 1999                                                                                    F-4

    Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and
       1997 and from Inception (February 20, 1984) to December 31, 1999                                             F-12

    Notes to Consolidated Financial Statements                                                                    F-13-F-37


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Stockholders and Directors
Advanced Viral Research Corp.
 (A Development Stage Company)
Yonkers, New York


We have audited the accompanying consolidated balance sheets of Advanced Viral Research Corp. (A Development Stage Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the years in the three year period ended December 31, 1999 and for the period from inception (February 20, 1984) to December 31, 1999. These consolidated financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Viral Research Corp. (A Development Stage Company) as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999 and for the period from inception (February 20, 1984) to December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                            RACHLIN COHEN & HOLTZ LLP

Miami, Florida
January 26, 2000, except for the fourth paragraph of Note 12, as to which the date is March 9, 2000

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                                                                                   1999                    1998
                                                                                               ------------            ------------
                                     ASSETS
                                     ------
Current Assets:
   Cash and cash equivalents                                                                   $    836,876            $    924,420
   Investments                                                                                         --                   821,047
   Inventory                                                                                         19,729                  19,729
   Other current assets                                                                              59,734                  29,818
                                                                                               ------------            ------------
         Total current assets                                                                       916,339               1,795,014

Property and Equipment                                                                            1,375,923               1,049,593

Other Assets                                                                                        569,312                 460,346
                                                                                               ------------            ------------
         Total assets                                                                          $  2,861,574            $  3,304,953
                                                                                               ============            ============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
               -------------------------------------------------
Current Liabilities:
   Accounts payable and accrued liabilities                                                    $    728,872            $    279,024
   Current portion of capital lease obligation                                                       50,315                  38,335
   Current portion of note payable                                                                   19,095                    --
                                                                                               ------------            ------------
         Total current liabilities                                                                  798,282                 317,359
                                                                                               ------------            ------------
Long-Term Debt:
   Convertible debenture, net                                                                     4,446,629               1,457,919
   Capital lease obligation - long-term portion                                                     152,059                 167,380
   Note payable - long-term portion                                                                  77,964                    --
                                                                                               ------------            ------------
        Total long-term debt                                                                      4,676,652               1,625,299
                                                                                               ------------            ------------

Deposit on Securities Purchase Agreement                                                               --                   600,000
                                                                                               ------------            ------------

Commitments, Contingencies and Subsequent Events                                                       --                      --

Stockholders' Equity (Deficiency):
   Common stock; 1,000,000,000 shares of $.00001
      par value authorized, 303,472,035 and 296,422,907
      shares issued and outstanding                                                                   3,034                   2,964
   Additional paid-in capital                                                                    17,537,333              14,325,076
   Deficit accumulated during the development stage                                             (19,725,238)            (13,550,976)
   Deferred compensation cost                                                                          --                   (14,769)
   Discount on warrants                                                                            (428,489)                   --
                                                                                               ------------            ------------
         Total stockholders' equity (deficiency)                                                 (2,613,360)                762,295
                                                                                               ------------            ------------
         Total liabilities and stockholders' equity (deficiency)                               $  2,861,574            $  3,304,953
                                                                                               ============            ============

                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                        Inception
                                                                                                                      (February 20,
                                                                    Year Ended December 31,                              1984) to
                                                                    -----------------------                            December 31,
                                                             1999                1998                 1997                 1999
                                                             ----                ----                 ----                 ----
Revenues:
   Sales                                                $     10,953         $        656         $      2,278         $    205,928
   Interest and dividends                                     42,744              102,043              111,845              602,041
   Other income                                                 --                    293                7,800              120,093
                                                        ------------         ------------         ------------         ------------
                                                              53,697              102,992              121,923              928,062
                                                        ------------         ------------         ------------         ------------

Costs and Expenses:
   Research and development                                1,745,937            1,659,456              817,603            5,329,404
   General and administrative                              2,244,205            1,420,427            1,681,436            9,559,452
   Depreciation                                              230,785              110,120               26,288              546,223
   Interest                                                2,007,032            1,470,699            1,738,325            5,218,221
                                                        ------------         ------------         ------------         ------------
                                                           6,227,959            4,660,702            4,263,652           20,653,300
                                                        ------------         ------------         ------------         ------------

Net Loss                                                $ (6,174,262)        $ (4,557,710)        $ (4,141,729)        $(19,725,238)
                                                        ============         ============         ============         ============

Net Loss Per Share of Common
   Stock - Basic and Diluted                            $      (0.02)        $      (0.02)        $      (0.02)
                                                        ============         ============         ============

Weighted Average Number of
   Common Shares Outstanding                             302,361,109          294,809,073          274,534,277
                                                        ============         ============         ============

                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 1999

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 1999

                                                                Common Stock                                             Deficit
                                                                ------------                                           Accumulated
                                                        Amount                                      Additional          during the
                                                         Per                                          Paid-In          Development
                                                        Share         Shares           Amount         Capital             Stage
                                                        -----         ------           ------         -------             -----
Balance, December 31, 1986                                          154,666,014      $     1,547      $   307,534       $  (203,942)

   Issuance of common stock, exercise of "A" warrants     $.03       38,622,618              386        1,158,321              --
   Expenses of stock issuance                                              --               --            (11,357)             --
   Acquisition of subsidiary for cash                                      --               --            (46,000)             --
   Cancellation of debt due to stockholders                                --               --             86,565              --
   Net loss, year ended December 31, 1987                                  --               --               --            (258,663)
                                                                    -----------      -----------      -----------       -----------

Balance, December 31, 1987                                          193,288,632            1,933        1,495,063          (462,605)

   Net loss, year ended December 31, 1988                                  --               --               --            (199,690)
                                                                    -----------      -----------      -----------       -----------

Balance, December 31, 1988                                          193,288,632            1,933        1,495,063          (662,295)

   Net loss, year ended December 31, 1989                                  --               --               --            (270,753)
                                                                    -----------      -----------      -----------       -----------

Balance, December 31, 1989                                          193,288,632            1,933        1,495,063          (933,048)

   Issuance of common stock, expiration of redemption       .05       6,729,850               67          336,475              --
      offer on "B" warrants
   Issuance of common stock, exercise of "B" warrants       .05         268,500                3           13,422              --
   Issuance of common stock, exercise of "C" warrants       .08          12,900             --              1,032              --
   Net loss, year ended December 31, 1990                                  --               --               --            (267,867)
                                                                    -----------      -----------      -----------       -----------

Balance, December 31, 1990                                          200,299,882            2,003        1,845,992        (1,200,915)
                                                                    -----------      -----------      -----------       -----------


                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 1999

                                                                        Common Stock                                     Deficit
                                                                        ------------                                   Accumulated
                                                                Amount                                 Additional       during the
                                                                 Per                                     Paid-In       Development
                                                                Share         Shares      Amount         Capital          Stage
                                                                -----         ------      ------         -------          -----
Balance, December 31, 1990                                                200,299,882    $ 2,003     $  1,845,992     $ (1,200,915)

   Issuance of common stock, exercise of "B" warrants           $.05           11,400       --                420             --
   Issuance of common stock, exercise of "C" warrants            .08            2,500       --                200             --
   Issuance of common stock, exercise of underwriters warrants   .012       3,760,000         38           45,083             --
   Net loss, year ended December 31, 1991                                        --         --               --           (249,871)
                                                                         ------------    -------     ------------     ------------

Balance, December 31, 1991                                                204,073,782      2,041        1,891,695       (1,450,786)

   Issuance of common stock, for testing                         .0405     10,000,000        100          404,900             --
   Issuance of common stock, for consulting services             .055         500,000          5           27,495             --
   Issuance of common stock, exercise of "B" warrants            .05        7,458,989         75          372,875             --
   Issuance of common stock, exercise of "C" warrants            .08        5,244,220         52          419,487             --
   Expenses of stock issuance                                                                              (7,792)
   Net loss, year ended December 31, 1992                                        --         --               --           (839,981)
                                                                         ------------    -------     ------------     ------------

Balance, December 31, 1992                                                227,276,991      2,273        3,108,660       (2,290,767)

   Issuance of common stock, for consulting services             .055         500,000          5           27,495             --
   Issuance of common stock, for consulting services             .03        3,500,000         35          104,965             --
   Issuance of common stock, for testing                         .035       5,000,000         50          174,950             --
   Net loss, year ended December 31, 1993                                        --         --               --           (563,309)
                                                                         ------------    -------     ------------     ------------

Balance, December 31, 1993                                                236,276,991      2,363        3,416,070       (2,854,076)
                                                                         ------------    -------     ------------     ------------


                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 1999

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

[RESTUBBED TABLE]

                                                                                  Deficit
                                                                                Accumulated
                                                                                during the        Deferred
                                                               Subscription     Development     Compensation
                                                                Receivable         Stage            Cost
                                                                ----------         -----            ----
Balance, December 31, 1993                                           $-        $(2,854,076)           $-

   Issuance of common stock, for consulting services                 --               --              --
   Issuance of common stock, exercise of options                     --               --              --
   Issuance of common stock, exercise of options                     --               --              --
   Net loss, year ended December 31, 1994                            --           (440,837)           --
                                                                     ---       -----------            ---

Balance, December 31, 1994                                           --         (3,294,913)           --
                                                                     --
   Issuance of common stock, exercise of options                     --               --              --
   Issuance of common stock, exercise of options                     --               --              --
   Issuance of common stock, exercise of options                     --               --              --
   Issuance of common stock, for consulting services                 --               --              --
   Issuance of common stock, for consulting services                 --               --              --
   Net loss, year ended December 31, 1995                            --           (401,884)           --
                                                                     ---       -----------            ---

Balance, December 31, 1995                                           --         (3,696,797)           --
                                                                     ---       -----------            ---


                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 1999

                                                                    Common Stock
                                                                    ------------
                                                         Amount                                Additional
                                                           Per                                   Paid-In
                                                          Share        Shares       Amount       Capital
                                                          -----        ------       ------       -------
Balance, December 31, 1995                                         251,181,774     $ 2,512    $ 4,475,875

   Issuance of common stock, exercise of options           .05       3,333,334          33        166,634
   Issuance of common stock, exercise of options           .08       1,158,850          12         92,696
   Issuance of common stock, exercise of options           .10       7,163,600          72        716,288
   Issuance of common stock, exercise of options           .11         170,000           2         18,698
   Issuance of common stock, exercise of options           .12       1,300,000          13        155,987
   Issuance of common stock, exercise of options           .18       1,400,000          14        251,986
   Issuance of common stock, exercise of options           .19         500,000           5         94,995
   Issuance of common stock, exercise of options           .20         473,500           5         94,695
   Issuance of common stock, for services rendered         .50         350,000           3        174,997
   Options granted                                                        --          --          760,500
   Subscription receivable                                                --          --             --
   Net loss, year ended December 31, 1996                                 --          --             --
                                                                   -----------     -------    -----------

Balance, December 31, 1996                                         267,031,058       2,671      7,003,351
                                                                   -----------     -------    -----------

[RESTUBBED TABLE]

                                                                          Deficit
                                                                        Accumulated
                                                                        during the        Deferred
                                                        Subscription    Development     Compensation
                                                         Receivable        Stage            Cost
                                                         ----------        -----            ----
Balance, December 31, 1995                                $   --       $(3,696,797)       $    --

   Issuance of common stock, exercise of options              --              --               --
   Issuance of common stock, exercise of options              --              --               --
   Issuance of common stock, exercise of options              --              --               --
   Issuance of common stock, exercise of options              --              --               --
   Issuance of common stock, exercise of options              --              --               --
   Issuance of common stock, exercise of options              --              --               --
   Issuance of common stock, exercise of options              --              --               --
   Issuance of common stock, exercise of options              --              --               --
   Issuance of common stock, for services rendered            --              --               --
   Options granted                                            --              --           (473,159)
   Subscription receivable                                 (19,000)           --               --
   Net loss, year ended December 31, 1996                     --        (1,154,740)            --
                                                          --------     -----------        ---------

Balance, December 31, 1996                                 (19,000)     (4,851,537)        (473,159)
                                                          --------     -----------        ---------

                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 1999

                                                                      Common Stock
                                                                      ------------
                                                            Amount                                   Additional
                                                             Per                                      Paid-In
                                                            Share        Shares        Amount         Capital
                                                            -----        ------        ------         -------
Balance, December 31, 1996                                             267,031,058      $2,671      $ 7,003,351

   Issuance of common stock, exercise of options            .08          3,333,333          33          247,633
   Issuance of common stock, conversion of debt             .20          1,648,352          16          329,984
   Issuance of common stock, conversion of debt             .15            894,526           9          133,991
   Issuance of common stock, conversion of debt             .12          2,323,580          23          269,977
   Issuance of common stock, conversion of debt             .15          1,809,524          18          265,982
   Issuance of common stock, conversion of debt             .16            772,201           8          119,992
   Issuance of common stock, for services rendered          .41             50,000        --             20,500
   Issuance of common stock, for services rendered          .24            100,000           1           23,999
   Beneficial conversion feature, February debenture                          --          --            413,793
   Beneficial conversion feature, October debenture                           --          --          1,350,000
   Warrant costs, February debenture                                          --          --             37,242
   Warrant costs, October debenture                                           --          --            291,555
   Amortization of deferred compensation cost                                 --          --               --
   Imputed interest on convertible debenture                                  --          --              4,768
   Net loss, year ended December 31, 1997                                     --          --               --
                                                                       -----------      ------      -----------

Balance, December 31, 1997                                             277,962,574       2,779       10,512,767
                                                                       -----------      ------      -----------

[RESTUBBED TABLE]

                                                                             Deficit
                                                                            Accumulated
                                                                             during the       Deferred
                                                            Subscription    Development     Compensation
                                                             Receivable        Stage            Cost
                                                             ----------        -----            ----
Balance, December 31, 1996                                    $(19,000)     $(4,851,537)     $  (473,159)

   Issuance of common stock, exercise of options                  --               --               --
   Issuance of common stock, conversion of debt                   --               --               --
   Issuance of common stock, conversion of debt                   --               --               --
   Issuance of common stock, conversion of debt                   --               --               --
   Issuance of common stock, conversion of debt                   --               --               --
   Issuance of common stock, conversion of debt                   --               --               --
   Issuance of common stock, for services rendered                --               --               --
   Issuance of common stock, for services rendered                --               --               --
   Beneficial conversion feature, February debenture              --               --               --
   Beneficial conversion feature, October debenture               --               --               --
   Warrant costs, February debenture                              --               --               --
   Warrant costs, October debenture                               --               --               --
   Amortization of deferred compensation cost                     --               --            399,322
   Imputed interest on convertible debenture                      --               --               --
   Net loss, year ended December 31, 1997                         --         (4,141,729)            --
                                                              --------      -----------      -----------

Balance, December 31, 1997                                     (19,000)      (8,993,266)         (73,837)
                                                              --------      -----------      -----------


                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 1999

                                                                            Common Stock
                                                                            ------------
                                                                 Amount                                 Additional
                                                                   Per                                   Paid-In
                                                                  Share        Shares       Amount       Capital
                                                                  -----        ------       ------       -------
Balance, December 31, 1997                                                   277,962,574     $2,779     $ 10,512,767

   Issuance of common stock, exercise of options                   .12           295,000          3           35,397
   Issuance of common stock, exercise of options                   .14           500,000          5           69,995
   Issuance of common stock, exercise of options                   .16           450,000          5           71,995
   Issuance of common stock, exercise of options                   .20            10,000       --              2,000
   Issuance of common stock, exercise of options                   .26           300,000          3           77,997
   Issuance of common stock, conversion of debt                    .13         1,017,011         10          132,990
   Issuance of common stock, conversion of debt                    .14         2,512,887         25          341,225
   Issuance of common stock, conversion of debt                    .15         5,114,218         51          749,949
   Issuance of common stock, conversion of debt                    .18         1,491,485         15          274,985
   Issuance of common stock, conversion of debt                    .19         3,299,979         33          619,967
   Issuance of common stock, conversion of debt                    .22         1,498,884         15          335,735
   Issuance of common stock, conversion of debt                    .23         1,870,869         19          424,981
   Issuance of common stock, for services rendered                 .21           100,000          1           20,999
   Beneficial conversion feature, November debenture                                --         --            625,000
   Warrant costs, November debenture                                                --         --             48,094
   Amortization of deferred compensation cost                                       --         --               --
   Write off of subscription receivable                                             --         --            (19,000)
   Net loss, year ended December 31, 1998                                           --         --               --
                                                                            ------------     ------     ------------

Balance, December 31, 1998                                                   296,422,907      2,964       14,325,076
                                                                            ------------     ------     ------------

[RESTUBBED TABLE]

                                                                                          Deficit
                                                                                        Accumulated
                                                                                        during the         Deferred
                                                                       Subscription     Development      Compensation
                                                                        Receivable         Stage             Cost
                                                                        ----------         -----             ----
Balance, December 31, 1997                                              $(19,000)       $ (8,993,266)       $(73,837)

   Issuance of common stock, exercise of options                            --                  --              --
   Issuance of common stock, exercise of options                            --                  --              --
   Issuance of common stock, exercise of options                            --                  --              --
   Issuance of common stock, exercise of options                            --                  --              --
   Issuance of common stock, exercise of options                            --                  --              --
   Issuance of common stock, conversion of debt                             --                  --              --
   Issuance of common stock, conversion of debt                             --                  --              --
   Issuance of common stock, conversion of debt                             --                  --              --
   Issuance of common stock, conversion of debt                             --                  --              --
   Issuance of common stock, conversion of debt                             --                  --              --
   Issuance of common stock, conversion of debt                             --                  --              --
   Issuance of common stock, conversion of debt                             --                  --              --
   Issuance of common stock, for services rendered                          --                  --              --
   Beneficial conversion feature, November debenture                        --                  --              --
   Warrant costs, November debenture                                        --                  --              --
   Amortization of deferred compensation cost                               --                  --            59,068
   Write off of subscription receivable                                   19,000                --              --
   Net loss, year ended December 31, 1998                                   --            (4,557,710)           --
                                                                        --------        ------------        --------

Balance, December 31, 1998                                                  --           (13,550,976)        (14,769)
                                                                        --------        ------------        --------


                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 1999

                                                                                  Common Stock
                                                                                  ------------
                                                                       Amount                                       Additional
                                                                         Per                                         Paid-In
                                                                        Share        Shares          Amount          Capital
                                                                        -----        ------          ------          -------
Balance, December 31, 1998                                                        296,422,907         $2,964      $ 14,325,076

   Issuance of common stock, securities purchase agreement              .16         4,917,276             49           802,451
   Issuance of common stock, securities purchase agreement              .27         1,851,852             18           499,982
   Issuance of common stock, for services rendered                      .22           100,000              1            21,999
   Issuance of common stock, for services rendered                      .25           180,000              2            44,998
   Beneficial conversion feature, August debenture                                       --             --             687,500
   Beneficial conversion feature, December debenture                                     --             --             357,143
   Warrant costs, securities purchase agreement                                          --             --             494,138
   Warrant costs, securities purchase agreement                                          --             --              37,025
   Warrant costs, August debenture                                                       --             --              52,592
   Warrant costs, December debenture                                                     --             --               4,285
   Amortization of warrant costs, securities purchase agreement                          --             --                --
   Amortization of deferred compensation cost                                            --             --                --
   Compensation expense related to modification of existing options                      --             --             210,144
   Net loss, year ended December 31, 1999                                                --             --                --
                                                                                 ------------         ------      ------------

Balance, December 31, 1999                                                        303,472,035          3,034      $ 17,537,333
                                                                                 ============         ======      ============

[RESTUBBED TABLE]

                                                                                    Deficit
                                                                                  Accumulated
                                                                                  during the         Deferred         Discount
                                                                                  Development      Compensation          on
                                                                                     Stage             Cost           Warrants
                                                                                     -----             ----           --------
Balance, December 31, 1998                                                       $(13,550,976)      $(14,769)         $    --

   Issuance of common stock, securities purchase agreement                               --            --                  --
   Issuance of common stock, securities purchase agreement                               --            --                  --
   Issuance of common stock, for services rendered                                       --            --                  --
   Issuance of common stock, for services rendered                                       --            --                  --
   Beneficial conversion feature, August debenture                                       --            --                  --
   Beneficial conversion feature, December debenture                                     --            --                  --
   Warrant costs, securities purchase agreement                                          --            --              (494,138)
   Warrant costs, securities purchase agreement                                          --            --               (37,025)
   Warrant costs, August debenture                                                       --            --                  --
   Warrant costs, December debenture                                                     --            --                  --
   Amortization of warrant costs, securities purchase agreement                          --            --               102,674
   Amortization of deferred compensation cost                                            --          14,769                --
   Compensation expense related to modification of existing options                      --            --                  --
   Net loss, year ended December 31, 1999                                          (6,174,262)         --                  --
                                                                                 ------------       -------          ----------

Balance, December 31, 1999                                                       $(19,725,238)      $  --            $ (428,489)
                                                                                 ============       =======          ==========


                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                         Inception
                                                                                                                       (February 20,
                                                                                            Year Ended December 31,       1984) to
                                                                                            -----------------------     December 31,
                                                                             1999             1998            1997          1999
                                                                             ----             ----            ----          ----
Cash Flows from Operating Activities:
   Net loss                                                              $ (6,174,262)   $ (4,557,710)   $ (4,141,729) $(19,725,238)
                                                                         ------------    ------------    ------------  ------------
   Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation                                                         230,785         110,120          26,288       546,133
         Amortization of debt issue costs                                     331,250         229,978         111,957       673,185
         Amortization of deferred interest cost on beneficial
            conversion feature                                              1,044,643         835,951       1,552,842     3,433,361
         Amortization of discount on warrants                                 148,262         290,297            --         438,559
         Amortization of deferred compensation cost                            14,769          59,068         399,322       760,500
         Issuance of common stock for services                                 67,000          21,000          44,500     1,504,500
         Compensation expense related to modification of existing options     210,144            --              --         210,144
         Other                                                                   --              --            (1,607)       (1,607)
         Changes in operating assets and liabilities:
            Increase in other current assets                                  (29,917)         (9,608)         (4,159)      (59,735)
            Increase in inventory                                                --              --              --         (19,729)
            Increase in other assets                                         (440,216)       (247,072)       (496,126)   (1,216,958)
            Increase (decrease) in accounts payable and
               accrued liabilities                                            449,848         (96,582)        328,932       735,072
                                                                         ------------    ------------    ------------  ------------
                  Total adjustments                                         2,026,568       1,193,152       1,961,949     7,003,425
                                                                         ------------    ------------    ------------  ------------
                  Net cash used by operating activities                    (4,147,694)     (3,364,558)     (2,179,780)  (12,721,813)
                                                                         ------------    ------------    ------------  ------------

Cash Flows from Investing Activities:
   Purchase of investments                                                       --          (915,047)     (3,651,676)   (6,292,979)
   Proceeds from sale of investments                                          821,047       3,078,902       2,045,615     6,292,979
   Acquisition of property and equipment                                     (407,150)       (451,734)       (307,362)   (1,550,750)
   Proceeds from sale of property and equipment                                  --              --             1,200         1,200
                                                                         ------------    ------------    ------------  ------------
                  Net cash provided (used) by investing activities            413,897       1,712,121      (1,912,223)   (1,549,550)
                                                                         ------------    ------------    ------------  ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of convertible debt                               3,000,000       1,500,000       4,000,000     8,500,000
   Proceeds from deposit on securities purchase agreement                        --           600,000            --         600,000
   Proceeds from sale of securities, net of issuance costs                    702,500         257,400         266,666     6,081,088
   Payments under capital lease                                               (41,986)        (16,602)           --         (58,588)
   Payments on note payable                                                   (14,261)           --              --         (14,261)
                                                                         ------------    ------------    ------------  ------------
                  Net cash provided by financing activities                 3,646,253       2,340,798       4,266,666    15,108,239
                                                                         ------------    ------------    ------------  ------------

Net Increase (Decrease) in Cash and Cash Equivalents                          (87,544)        688,361         174,663       836,876

Cash and Cash Equivalents, Beginning                                          924,420         236,059          61,396          --
                                                                         ------------    ------------    ------------  ------------

Cash and Cash Equivalents, Ending                                        $    836,876    $    924,420    $    236,059  $    836,876
                                                                         ============    ============    ============  ============

Supplemental Disclosure of Non-Cash Financing Activities:
   Cash paid during the year for interest                                $    118,870    $      6,042    $       --
                                                                         ============    ============    ============

   During 1999, the Company purchased equipment under a capital lease totaling
      $38,645 and under an installment note payable totaling $111,320.


                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business

             Advanced Viral Research Corp. (the Company) was incorporated in Delaware on July 31, 1985. The Company was organized for the purpose of manufacturing and marketing a pharmaceutical product named Reticulose (the current formulation of which is now known as and hereinafter referred to as "Product R"). While the Company has had limited sales of this product, primarily for research purposes, the success of the Company will be dependent upon obtaining certain regulatory approval for its pharmaceutical product, Product R, to commence commercial operations.

         Principles of Consolidation

             The consolidated financial statements include the accounts of the Company and its 99.6% owned subsidiary, Advance Viral Research, Ltd. (LTD), a Bahamian Corporation. All significant intercompany accounts have been eliminated.

         Development Stage Enterprise

             As described above, the Company was incorporated on July 31, 1985, and, since that time, has been primarily involved in organizational activities, research and development activities, and raising capital. Planned operations, as described above, have not commenced to any significant extent. Accordingly, the Company is considered to be in the development stage, and the accompanying consolidated financial statements represent those of a development stage enterprise.

         Cash and Cash Equivalents

             Cash equivalents consist of highly liquid investments (money fund), with original maturities of three months or less.

         Investments

             At December 31, 1999, investments consist of a money fund, which is reported at its fair value. At December 31, 1998, investments consisted of U.S. Government discount notes classified as "held to maturity" and are carried at amortized cost, which approximates fair value.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Property and Equipment

             Property and equipment are stated at cost. Depreciation is computed using the straight-line method, over the estimated useful lives of the assets. Gain or loss on disposition of assets is recognized currently. Maintenance and repairs are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

         Research and Development

             Research and development costs are expensed as incurred by the Company.

         Income Taxes

             The Company accounts for its income taxes using Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         Estimated Fair Value Of Financial Instruments

             The information set forth below provides disclosure of the estimated fair value of the Company's financial instruments presented in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 1999 and 1998. Since the reported fair values of financial instruments are based upon a variety of factors, they may not represent actual values that could have been realized as of December 31, 1999 and 1998 or that will be realized in the future.

             The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, a money fund, U.S. government obligations, accounts payable and the convertible debentures. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Estimated Fair Value Of Financial Instruments (Continued)

             At December 31, 1998, the fair value of non-current investments, primarily U.S. government obligations, have been estimated using quoted market prices. The differences between the estimated fair value and the carrying value of non-current and current debt instruments were considered immaterial in relation to the Company's financial position.

         Concentrations of Credit Risk

             Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. At various times during the year, the Company has cash balances in excess of federally insured limits. The Company maintains its cash, which consists primarily of demand deposits, with high quality financial institutions, which the Company believes limits risk.

         Stock-Based Compensation

             The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No.
             25), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, Accounting for Stock-Based Compensation. APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

             The Company follows SFAS No. 123 in accounting for stock options issued to non-employees.

         Net Loss Per Common Share

             The Company computes loss per share in accordance with SFAS No. 128, Earnings Per Share, which was adopted in 1997. This standard requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted earnings per share computation.

             Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during the year.

             The Company's potentially issuable shares of common stock pursuant to outstanding stock options are excluded from the Company's diluted computation, as their effect would be anti-dilutive.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Revenue Recognition

             The limited sales generated by the Company have consisted of sales of Product R for testing and other purposes. The Company records sales when the product is shipped to customers.

         Reclassifications

             Certain amounts in the 1997 and 1998 financial statements have been reclassified to conform to 1999 presentation.

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

         Recent Accounting Pronouncements

             In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. On June 30, 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

             Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuance of the Company as a going concern. The Company has suffered losses from operations during its history. The Company is dependent upon registration of Product R for sale before it can begin commercial operations. The Company's cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials required by the FDA. Unless and until Product R is approved for sale in the United States or another industrially developed country, the Company may be dependent upon the continued sale of its securities and debt financing for funds to meet its cash requirements. Management intends to continue to sell the Company's securities in an attempt to mitigate the effects of its cash position; however, no assurance can be given that equity or debt financing, if and when required, will be available.

         During 1999 and 1998, the Company was successful in obtaining equity and debt financing aggregating approximately $3,700,000 and $2,400,000, respectively. No assurance can be given that the Company will be able to sustain its operations until FDA approval is granted or that any approval will ever be granted, or that the Company will be successful in the efforts to obtain equity or debt financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to submit an application for approval with the FDA in the near future, and plans to continue to seek additional equity and debt financing as the need arises. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3.  ACQUISITION

         Two of the principal stockholders of the Company acquired LTD, a Bahamian Corporation with pharmaceutical manufacturing and warehousing facilities, on February 20, 1984. The acquisition is a combination of two entities under common control and has been accounted for in a manner similar to a pooling of interests. In 1986, the Company acquired from LTD exclusive rights to manufacture and market Reticulose (currently referred to as Product R) worldwide, except within the Bahamas, for $50,000. The Company also purchased inventory of Product R from LTD for $45,000 and was obligated to pay $3 per ampule of Product R for the initial 100,000 ampules purchased and $2 per ampule for purchases exceeding 100,000 ampules. On December 16, 1987, the Company acquired the controlling beneficial interest in 99.6% of the common stock of LTD through an appropriate trust agreement to satisfy the rules of the Bahamian Government, from two of the principal stockholders of the Company. Both stockholders concurrently canceled $86,565 of indebtedness due them from LTD.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 4.  PROPERTY AND EQUIPMENT

                                                              Estimated Useful
                                                                Lives (Years)            1999             1998
                                                                -------------            ----             ----
          Land and improvements                                    15               $     34,550       $   34,550
          Building and improvements                                30                    483,865          324,083
          Machinery and equipment                                   5                  1,400,880        1,003,768
                                                                                    ------------       ----------
                                                                                       1,919,295        1,362,401
          Less accumulated depreciation                                                  543,372          312,808
                                                                                    ------------       ----------
                                                                                    $  1,375,923       $1,049,593
                                                                                    ============       ==========

         The Company maintains certain property and equipment in Freeport, Bahamas. This property and equipment amounted to $385,087 as of December 31, 1999 and $370,028 as of December 31, 1998 including $17,623 expended in 1987 to purchase a land lease expiring in 2068. Included with machinery and equipment is $38,645 and $222,318 of equipment purchased under capital leases during 1999 and 1998, respectively. Depreciation expense for equipment under the capital leases was approximately $47,040 and $12,000 in 1999 and 1998, respectively. These amounts are included above.

NOTE 5.  OTHER ASSETS

                                                                                         1999             1998
                                                                                         ----             ----
         Patent development costs                                                       $517,816        $344,319
         Loan costs, net of accumulated amortization of $341,395                               -          96,250
         Other                                                                            51,496          19,777
                                                                                        --------        --------
                                                                                        $569,312        $460,346
                                                                                        ========        ========

         Patent development costs are capitalized as incurred. Loan costs relate to fees paid in connection with the issuance of convertible debentures (Note 8) and are amortized over the life of the debenture or until conversion.

NOTE 6.  SECURITIES PURCHASE AGREEMENTS

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

NOTE 6.  SECURITIES PURCHASE AGREEMENTS (Continued)

         Convertible Debentures (Continued)

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

             In connection with the issuance of the February Debenture, the Company issued to RBB three warrants (the "February Warrants") to purchase common stock, each such February Warrant entitling the holder to purchase, from February 21, 1997 through February 28, 2007, 178,378 shares of common stock. The exercise price of the three February Warrants was $0.288, $0.576 and $0.864 per warrant share, respectively. The fair value of the February Warrants was estimated to be $37,000 ($.021 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Sholes Pricing Model. This amount has been reflected in the accompanying financial statements as interest expense related to the convertible February Debenture. Based on the terms for conversion associated with the February Debenture, there was an intrinsic value associated with the beneficial conversion feature of $413,793. This amount has been fully amortized to interest expense with a corresponding credit to additional paid-in capital.

             In connection with the issuance of the October Debenture, the Company issued to RBB three warrants (the "October Warrants") to purchase Common Stock, each such October Warrant entitling the holder to purchase, from the date of grant through August 30, 2007, 600,000 shares of the Common Stock. The exercise price of the three October Warrants was $0.20, $0.23 and $0.27 per warrant share, respectively. The fair value of the three October Warrants was established to be $106,571 ($.178 per warrant), $97,912 ($.163 per warrant) and $87,472 ($.146 per warrant), respectively, based upon a financial analysis of the terms of the warrants using the Black-Sholes Pricing Model. This amount has been reflected in the accompanying financial statements as a discount on the convertible debenture, with a corresponding credit to additional paid-in capital, and is being amortized over the expected term of the notes, which at December 31, 1997 was 120 months. In May 1998, the remaining unamortized discount of $276,957 was amortized upon full conversion of the October Debenture.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 6.  SECURITIES PURCHASE AGREEMENTS (Continued)

         Convertible Debentures (Continued)

             Based on the terms for conversion associated with the October Debenture, there was an intrinsic value associated with the beneficial conversion feature of $1,350,000. This amount has been treated as deferred interest expense and recorded as a reduction of the convertible debenture liability with a corresponding credit to additional paid-in capital and has been amortized to interest expense over the period from October 8, 1997 (date of debenture) to February 24, 1998 (date the debenture was fully convertible). The interest expense relative to this item was $210,951 for 1998 and $1,139,049 for 1997.

             In November 1998, in order to finance further research and development, the Company sold $1,500,000 principal amount of its ten year 7% Convertible Debenture (the "November Debenture") due October 31, 2008, to RBB. Accrued interest under the November Debenture is payable semi-annually, computed at the rate of 7% per annum on the unpaid principal balance from the date of the issuance of the November Debenture until the date of interest payment. The November Debenture may be prepaid by the Company before maturity, in whole or in part, without premium or penalty, if the Company gives the holder of the Debenture notice not less than 30 days before the date fixed for prepayment in that notice. The November Debenture is convertible, at the option of the holder, into shares of common stock.

             In connection with the issuance of the November Debenture, the Company issued to RBB two warrants (the "November Warrants") to purchase Common Stock, each such November Warrant entitling the holder to purchase 375,000 shares of the Common Stock at any time and from time to time through October 31, 2008. The exercise price of the two November Warrants is $.20 and $.24 per warrant share, respectively. The fair value of the November warrants was estimated to be $48,000 ($.064 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 5.75% and an expected holding period of one year. This amount is being amortized to interest expense in the accompanying consolidated financial statements.

             Based on the terms for conversion associated with the November Debenture, there was an intrinsic value associated with the beneficial conversion feature of $625,000. This amount has been recorded as interest expense in 1998.

             In August 1999, in order to finance further research and development, the Company entered into a securities purchase agreement to issue an aggregate of 20 units, each unit consisting of $100,000 principal amount of the Company's 7% convertible debenture (the "August Debenture") due August 3, 2009 to Focus Investors LLC ("Focus"). Accrued interest under

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 6.  SECURITIES PURCHASE AGREEMENTS (Continued)

         Convertible Debentures (Continued)

             the August Debenture is payable semi-annually, computed at the rate of 7% on the unpaid principal balance from the date of issuance until the date of the interest payment. No payment of the principal of the August Debenture may be made prior to the maturity date without the consent of the holder. The August Debenture is convertible, at the option of the holder, into shares of common stock.

             In connection with the issuance of the August Debenture, the Company issued to Focus one warrant (the "August Warrant") to purchase Common Stock, such August Warrant entitling the holder to purchase 1,000,000 shares of the Common Stock at any time and from time to time through August 3, 2004. The exercise price of the August Warrant is $.2461 per warrant share. The fair value of the August Warrants was estimated to be $52,593 ($.0526 per warrant share) based upon a financial analysis of the terms of the warrant using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 5.75% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements.

             Based on the terms for conversion associated with the August Debenture, there was an intrinsic value associated with the beneficial conversion feature of $687,500. This amount has been recorded as interest expense in 1999.

             In December 1999, in order to finance further research and development, the Company entered into a securities purchase agreement to sell $2,000,000 principal amount of the Company's 7% convertible debenture (the December Debenture) due December 28, 2009 to Endeavour Capital ("Endeavour"). Accrued interest under the December Debenture is payable semi-annually, computed at the rate of 7% on the unpaid principal balance from the date of issuance until the date of the interest payment. No payment of the principal of the December Debenture may be made prior to the maturity date without the consent of the holder. The December Debenture is convertible, at the option of the holder, into shares of common stock.

             During 1999, $1,000,000 of these debentures were sold. The remaining $1,000,000 was not available until the shares underlying the first $1,000,000 were registered. Such registration statement was declared effective in January 2000 and the remaining $1,000,000 transaction was consummated. See Subsequent Event, Note 12.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6.  SECURITIES PURCHASE AGREEMENTS (Continued)

         Convertible Debentures (Continued)

             In connection with the issuance of the December Debenture, the Company issued to Endeavour warrants (the December Warrants) to purchase Common Stock, such December Warrant entitling the holder to purchase 100,000 shares of the Common Stock at any time and from time to time through December 31, 2002. The exercise price of the December Warrant is $.19 per warrant share. The fair value of the December Warrants was estimated to be $4,285 ($.0429 per warrant share) based upon a financial analysis of the terms of the warrant using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 6% and an expected holding period of three years. This amount is being amortized to interest expense in the accompanying consolidated financial statements.

             Based on the terms for conversion associated with the December Debenture, there was an intrinsic value associated with the beneficial conversion feature of $357,143. This amount has been recorded as interest expense in 1999.

             A summary of the outstanding convertible debentures is as follows:

                                                                                     December 31,     December 31,
                                                                                         1999             1998
                                                                                         ----             ----
              Unpaid principal balance of November debenture                           $ 1,500,000    $ 1,500,000
              Unpaid principal balance of August debenture                               2,000,000           --
              Unpaid principal balance of December debenture                             1,000,000           --
                                                                                       -----------    -----------
                                                                                         4,500,000      1,500,000
              Less unamortized discount                                                     53,371         42,081
                                                                                       -----------    -----------
              Convertible debentures, net                                              $ 4,446,629    $ 1,457,919
                                                                                       ===========    ===========

         Other

             In January 1999, pursuant to a securities purchase agreement dated December 1998, the Company issued 4,917,276 shares of its common stock for an aggregate purchase price of $802,500. Such agreement also provided for the issuance of four warrants to purchase a total of 2,366,788 shares of common stock at prices ranging from $.204 to $.2448 per share at any time until December 31, 2003. The fair value of these warrants was estimated to be $494,138 ($.209 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 6% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 6.  SECURITIES PURCHASE AGREEMENTS (Continued)

         Other (Continued)

             Included in interest expense for the year ended December 31, 1999 is $256,000, which may be payable by the Company as additional financing costs related to the effective date of a registration statement covering the resale of certain securities sold by the Company.

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

NOTE 7.  NOTE PAYABLE

         During 1999, the Company entered into an installment purchase agreement for equipment totaling $123,600. The agreement is collateralized by the property and calls for monthly installments of $2,476 at 12% per annum for 60 months, commencing in March 1999 and expiring in February 2004.

         The aggregate maturities of the installment purchase agreement for each of the five years subsequent to December 31, 1999 are as follows:

          Year ending December 31:
             2000                                            $19,095
             2001                                             19,517
             2002                                             26,246
             2003                                             27,321
             2004                                              4,880
                                                             -------
                                                              97,059
          Less current portion                                19,095
                                                             -------
          Note payable - long-term portion                   $77,964
                                                             =======

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8.  COMMITMENTS AND CONTINGENCIES

         GENERAL

         Potential Claim for Royalties

             The Company may be subject to claims from certain third parties for royalties due on sale of Product R. The Company has not as yet received any notice of claim from such parties.

         Product Liability

             The Company could be subjected to claims for adverse reactions resulting from the use of Product R. Although the Company is unaware of any such claims or threatened claims since Product R was initially marketed in the 1940's, one study noted adverse reactions from highly concentrated doses in guinea pigs. In the event any claims for substantial amounts were successful, they could have a material adverse effect on the Company's financial condition and on the marketability of Product R. As of the date hereof, the Company does not have product liability insurance for Product R. There can be no assurance that the Company will be able to secure such insurance in adequate amounts, at reasonable premiums if it determined to do so. Should the Company be unable to secure such product liability insurance, the risk of loss to the Company in the event of claims would be greatly increased and could have a material adverse effect on the Company.

         Lack of Patent Protection

             The Company has three issued patents and one allowed patent for the use of Product R. The Company currently has 15 patent applications pending with the U.S. Patent Office and 17 foreign patent applications. The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing a similar product. There can be no assurance that such patents, if obtained, will be enforceable.

         TESTING AGREEMENTS

         Plata Partners Limited Partnership

             On March 20, 1992, the Company entered into an agreement with Plata Partners Limited Partnership ("Plata") pursuant to which Plata agreed to perform a demonstration in the Dominican Republic in accordance with a certain agreed upon protocol (the "Protocol") to assess the efficacy of a treatment using Product R incorporated in the Protocol against AIDS (the "Plata Agreement"). Plata covered all costs and expenses associated with the demonstration.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8.  COMMITMENTS AND CONTINGENCIES (Continued)

         GENERAL (Continued)

         Plata Partners Limited Partnership (Continued)

             Pursuant to the Plata Agreement, the Company authorized the issuance to Plata of 5,000,000 shares of common stock and options to purchase an additional 5,000,000 shares at $.08 per share through July 9, 1994 (the "Plata Options") and 5,000,000 shares at $.10 per share through July 9, 1994 (the "Additional Plata Options"). Pursuant to several amendments, the Plata Options and the Additional Plata Options are exercisable through June 30, 2000 at an exercise price of $.15 and $.17, respectively. As of December 31, 1999, there are outstanding Plata Options to acquire 683,300 shares at $.15 per share and Additional Plata Options to acquire 108,100 shares at an exercise price of $.17 per share. The fair value of these options are estimated to be $32,925 ($.0348 per option share) based upon a financial analysis of the terms of the options using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 20%; risk free interest rate of 6%. This amount has been charged to compensation expense at December 31, 1999 as it related to services previously provided. Through December 31, 1999, the Company has received approximately $1,332,000 pursuant to the issuance of approximately 9.2 million shares in connection with the exercise of the Plata Options and the Additional Plata Options.

         Argentine Agreement

             In April 1996, the Company entered into an agreement (the "Argentine Agreement") with DCT SRL, an Argentine corporation unaffiliated with the Company ("DCT") pursuant to which DCT was to cause a clinical trial to be conducted in two separate hospitals located in Buenos Aires, Argentina (the "Clinical Trials"). Pursuant to the Argentine Agreement, the Clinical Trials were to be conducted pursuant to a protocol developed by Juan Carlos Flichman, M.D. and the purpose of the Clinical Trials was to assess the efficacy of the Company's drug Product R on the Human Papilloma Virus (HPV). The protocol calls for, among other things, a study to be performed with clinical and laboratory follow-up on 12 male and female human patients between the ages of 18 and 50.

             Pursuant to the Argentine Agreement, the Company delivered $34,000 to DCT to cover out-of-pocket expenses associated with the Clinical Trials. The Argentine Agreement further provides that at the conclusion of the Clinical Trials, DCT shall cause Dr. Flichman to prepare and deliver a written report to the Company regarding the methodology and results of the Clinical Trials (the "Written Report"). In September 1996, Dr. Flichman delivered the Written Report to the Company. Upon delivery of the Written Report to the Company, the Company delivered to the principals of DCT options to acquire 2,000,000 shares of the Company's common stock for a period of one year from the date of the delivery of the Written Report, at a purchase price of $.20 per share. Pursuant to several amendments, the DCT options are exercisable through June 30, 2000 at an exercise price of $.21 per share. The fair value of these options are estimated to be $1,788 ($.0012 per option share) based

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8.  COMMITMENTS AND CONTINGENCIES (Continued)

         TESTING AGREEMENTS (Continued)

         Argentine Agreement (Continued)

             upon a financial analysis of the terms of the options using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 20%; risk free interest rate of 6%. This amount has been charged to compensation expense at December 31, 1999 as it related to services previously provided. As of December 31, 1999, 473,500 shares of common stock were issued pursuant to the exercise of these options for an aggregate exercise price of approximately $95,000.

             In June 1994, DCT SRL and the Company entered into an exclusive distribution agreement whereby the Company granted to DCT, subject to certain conditions, the exclusive right to market and sell Product R in Argentina, Bolivia, Paraguay, Uruguay, Brazil, and Chile (the "DCT Exclusive Distribution Agreement").

             In April 1996, the Company entered into an agreement with DCT (the HIV-HPV Agreement") whereby the Company agreed to provide to DCT or its assignees, up to $600,000 to cover the costs of a double blind placebo controlled study in approximately 150 patients to assess the efficacy of Product R for the treatment of persons diagnosed with the HIV virus (AIDS) and HPV (the "HIV-HPV Study"). Subsequently, the Company has agreed to advance additional funds towards such study.

             In connection with the HIV-HPV Agreement, the Company advanced approximately $665,000, which is accounted for as research and development expense. The amounts have been used to cover expenses associated with clinical activities of the HIV-HPV Study.

             The HIV-HPV Agreement provides that (i) in the event the date from the HIV-HPV Study is used in connection with Product R being approved for commercial sale anywhere within the territory granted under the DCT Exclusive Distribution Agreement or (ii) DCT receives financing to cover the costs of the HIV-HPV Study, then DCT is obligated to reimburse the Company for all amounts expended in connection with the HIV-HPV Study.

             In October 1997, the Company entered into two agreements with DCT, whereby the Company agreed to provide DCT or its assignees, up to $220,000 and $341,000 to cover the costs of double blind placebo controlled studies in approximately 360 and 240 patients, respectively to assess the efficacy of the topical application of Product R for the treatment of persons diagnosed with Herpes Labialis/Genital Infections (the "Herpes Study") and HPV (the "HPV Topical Study").

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

             Both Agreements with DCT provide that (i) in the event the data from the Studies are used in connection with Product R being approved for commercial sale anywhere within the territory granted under the DCT Exclusive Distribution Agreement or (ii), DCT receives financing to cover the costs of the Studies, then DCT is obligated to reimburse the Company for all amounts expended in connection with the Studies.

             In February 1998, the Company entered into an agreement with DCT (the "Concurrent Agreement") whereby the Company agreed to provide DCT or its assignees, up to $413,000 to cover the costs of a study in 65 patients to compare the results of treatment of patients with AIDS taking a three drug cocktail and Product R with those taking a three drug cocktail and a placebo. As of December 31, 1999, the Company has advanced approximately $50,000 for such study, which has been accounted for as research and development expense.

             In May 1998, the Company entered into an agreement with DCT (the "Rheumatoid Arthritis Agreement") whereby the Company agreed to provide DCT or its assignees, up to $95,000 to cover the costs of a controlled study in 30 patients to determine the efficacy of Product R for the treatment of rheumatoid arthritis in humans. In connection with this study, the Company has advanced approximately $85,000, which has been accounted for as research and development expense.

             In July 1998, the Company authorized expenditures of up to $90,000 to study the effects of Product R in inhibiting the mutation of the AIDS virus. As of December 31, 1999, the Company has advanced approximately $50,000 for such study, which has been accounted for as research and development expense.

             As of December 31, 1999, the Company advanced approximately $236,000 for expenses in connection with the drug approval process in Argentina.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 8.  COMMITMENTS AND CONTINGENCIES (Continued)

         TESTING AGREEMENTS (Continued)

         Barbados Study

             A double blind study assessing the efficacy of the Company's drug Product R in 43 human patients diagnosed with HIV (AIDS) has been conducted at the Queen Elizabeth Hospital, Bridgetown, Barbados (the "Barbados Study"). As of December 31, 1999, the Company has expended approximately $390,000 to cover the costs of the Barbados Study.

             In July 1998, the Company authorized expenditures of up to $45,000 to study the effects of Product R in inhibiting the mutation of the AIDS virus. As of December 31, 1999, the Company has advanced approximately $15,000 for such study, which has been accounted for as research and development expense.

         National Cancer Institute Agreement

             In March 1997, the Company entered into a Material Transfer Agreement - Cooperative Research and Development Agreement with the National Cancer Institute ("NCI") of the National Institutes of Health. Under the terms of the Agreement, NCI researchers and the Company will collaborate to elucidate the molecular mechanism by which Product R affects the transcription of the gamma interferon gene. This agreement was extended for an additional one-year term through March 3, 1999 to investigate the anti-tumor activity of Product R using kidney tumor model systems. In addition, NCI was to study the effects of Product R on inflammation associated with rheumatoid arthritis.

         Topical Safety Study

             During 1998, the Company paid approximately $200,000 for a safety study conducted in the United States for the topical use of Product R.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 8.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         Hirschman Agreement (Continued)

             In connection with the consulting agreement, the Company issued to Dr. Hirschman 1,000,000 shares of the Company's common stock and the option to acquire 5,000,000 shares of the Company's common stock for a period of three years as per the vesting schedule as referred to in the agreement, at a purchase price of $.18 per share. As of December 31, 1999, 900,000 shares have been issued upon exercise of these options for cash consideration of $162,000 under this Agreement.

             In March 1996, the Company entered into an addendum to the consulting agreement with Dr. Hirschman whereby Dr. Hirschman agreed to provide consulting services to the Company through May 2000 (the "Addendum"). Pursuant to the Addendum, the Company granted to Dr. Hirschman and his designees options to purchase an aggregate of 15,000,000 shares of the

             Company's common stock for a three year period pursuant to the following schedule: (i) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1996 and ending March 23, 2009 at an exercise price of $.19 per share, of which options to acquire 500,000 shares were (exercisable until March 23, 2001) assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; (ii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1997 and ending March 23, 2009 at an exercise price of $.27 per share, of which options to acquire 500,000 shares (exercisable until March 23, 2001) were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; and (iii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1998 and ending March 23, 2009 at an exercise price of $.36 per share, of which options to acquire 500,000 shares (exercisable until March 23, 2001) were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman. In addition, the Company has agreed to cause the shares underlying these options to be registered so long as there is no cost to the Company. As of December 31, 1999, 500,000 shares of common stock were issued pursuant to the exercise of stock options by Richard Rubin. Mr. Rubin has, from time to time in the past, advised the Company on matters unrelated to his consultation with Dr. Hirschman.

             In November 1997, Dr. Hirschman assigned to Henry Kamioner, a consultant to Dr. Hirschman, options to acquire 1,500,000 shares (500,000 at $.19, 500,000 at $.27, and 500,000 at $.36) which are exercisable until March 23, 2001.

             On October 14, 1996, the Company and Dr. Hirschman entered into an agreement (the "Employment Agreement") whereby Dr. Hirschman has agreed to serve as the President and Chief Executive Officer of the Company for a period of three years, subject to earlier termination by either party, either for cause as defined in and in accordance with the provisions of the Employment Agreement, or if the Company does not receive on or prior to

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 8.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         Hirschman Agreement (Continued)

             December 31, 1997, funding of $3,000,000 from sources other than traditional institutional/bank debt financing or proceeds from the purchase by Dr. Hirschman of the Company's securities, including, without limitation, the exercise of Dr. Hirschman of outstanding stock options. Pursuant to the Employment Agreement, Dr. Hirschman is entitled to receive an annual base salary of $325,000 (increased to $361,000 as of January 1, 2000), use of an automobile, major medical, term life, disability and dental insurance benefits for the term of his employment. The Employment Agreement further provides that Dr. Hirschman shall be nominated by the Company to serve as a member of the Company's Board of Directors and that Bernard Friedland and William Bregman will vote in favor of Dr. Hirschman as a director of the Company, for the duration of Dr. Hirschman's employment, and since October 1996, Dr. Hirschman has served as a member of the Company's Board of Directors.

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

         Cohen Agreements

             In September 1992, the Company entered into a one year consulting agreement with Leonard Cohen (the "September 1992 Cohen Agreement"). The September 1992 Cohen Agreement required that Mr. Cohen provide certain consulting services to the Company in exchange for the Company's issuing to Mr. Cohen 1,000,000 shares of common stock (the "September 1992 Cohen Shares"), 500,000 of which were issuable upon execution of the September 1992 Cohen Agreement and the remaining 500,000 shares of which were issuable upon Mr. Cohen completing 50 hours of consulting service to the Company. The Company issued the first 500,000 shares to Mr. Cohen in October 1992 and the remaining 500,000 shares to Mr. Cohen in February 1993. Further pursuant to the September 1992 Cohen Agreement, the Company granted to Mr. Cohen the option to acquire, at any time and from time to time through September 10, 1993 (which date has been extended through June 30, 2000), the option to acquire 3,000,000 shares of common stock of the Company at an exercise price of $.09 per share (which exercise price has been increased to $.16 per share) (the "September 1992 Cohen Options"). The fair value of these options are

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         Cohen Agreements (Continued)

             estimated to be $59,030 ($.0347 per option share) based upon a financial analysis of the terms of the options using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 20%; risk free interest rate of 6%. This amount has been charged to compensation expense at December 31, 1999 as it related to services previously provided. As of December 31, 1999, 1,300,000 of the September 1992 Cohen Options have been exercised for cash consideration of $156,000.

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

             The fair value of these options was estimated to be $376,126 ($.0827 per option share) based upon a financial analysis of the terms of the options using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 6% and an expected holding period of three years (the term of the employment agreement).

             In July 1994, in consideration for services related to the introduction, negotiation and execution of a distribution agreement the Company issued: (i) to Mr. Cohen, an additional 2,500,000 shares (the "April 1994 Cohen Shares") and (ii) to each of Elliot Bauer and Lee Rizzuto, 625,000 shares (the "Bauer and Rizzuto Shares") as well as options to acquire an additional 5,000,000 shares each at $.10 per share exercisable through May 1, 1996 (the "Bauer and Rizzuto Options"). Through December 31, 1999, 2,855,000 shares were issued pursuant to the exercise of the Bauer and Rizzuto Options for an aggregate exercise price of $285,500. Mr. Rizzuto sold all of his shares and all shares underlying his options. Pursuant to several amendments, the remaining Bauer options are exercisable through June 30, 2000 at an option price of $.14. The fair value of these options are estimated to be $116,101 ($.0541 per option share) based upon a financial analysis of the terms of the options using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 20%; risk free interest rate of 6%. This amount has been charged to compensation expense at December 31, 1999 as it related to services previously provided.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 8.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         GloboMax Agreement

             On January 18, 1999, the Company entered into a consulting agreement with Globomax LLC to provide services at hourly rates established by the contract to the Company's Investigational New Drug application submission and to perform all work that is necessary to obtain FDA approval. The contract was extended by mutual consent of both parties. The Company has incurred approximately $203,000 in services to GloboMax through December 31, 1999.

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

             The fair value of these options are estimated to be $376,126 ($.0827 per option share) based upon a financial analysis of the terms of the options using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 6% and an expected holding period of three years (the term of the employment agreement).

             Financial reporting of these options has been done pursuant to the Company's policy of following APB No. 25, and related interpretations, in accounting for its employee stock options. Accordingly, the following pro forma financial information is presented to reflect amortization of the fair value of the options.

                                         As
                                      Reported
                                    December 31,      Pro forma        As
                                        1999         Adjustment     Adjusted
                                        ----         ----------     --------

              Net loss              $(6,174,262)      $(31,344)    $(6,205,606)
                                    ===========        =======      ==========

              Net loss per share         $(0.02)        $(0.00)         $(0.02)
                                         ======         ======          ======

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 8.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         Gallantar Agreement (Continued)

             There were no other options outstanding that would require pro forma presentation in 1997 or 1998.

         DISTRIBUTION AGREEMENTS

         The Company currently is a party to separate agreements with five different entities (the "Entities"), whereby the Company has granted exclusive rights to distribute Product R in the countries of China, Japan, Macao, Hong Kong, Taiwan, Mexico, Argentina, Bolivia, Paraguay, Uruguay, Brazil, Chile, Channel Islands, The Isle of Man, British West Indies, Jamaica, Haiti, Bermuda, Belize and Saudi Arabia. Pursuant to these agreements, distributors are obligated to cause Product R to be approved for commercial sale in such countries and upon such approval, to purchase from the Company certain minimum quantities of Product R to maintain the exclusive distribution rights. Leonard Cohen, a former consultant to the Company, has informed the Company that he is an affiliate of two of these entities. To date, the Company has recorded revenue classified as other income for the sale of territorial rights under the distribution agreements. The Company has made no sales under the distribution agreements other than for testing purposes.

         Other

         The Company has entered into an agreement with an unaffiliated third party to increase the square footage of its corporate and laboratory offices in Yonkers, New York (the "build-out"). The Company anticipates that the total expenses associated with the build-out would be approximately $400,000, of which $155,000 has been incurred as of December 31, 1999.

         GENERAL

         Capital Leases

             During 1998, the Company entered into a purchase lease agreement for equipment totaling $222,318. The lease calls for monthly payments of $4,529 for 60 months commencing on September 1998 and expiring on July 2003. Additionally, during 1999, the Company entered into a purchase lease agreement for equipment totaling $38,645. The lease calls for monthly payments of $965 for 48 months commencing in August 1999 and expiring in July 2003. Future minimum capital lease payments and the net present value of the future minimum lease payments at December 31, 1999 are as follows:

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8.  COMMITMENTS AND CONTINGENCIES (Continued)

         GENERAL (Continued)

         Capital Leases (Continued)

              Year ending December 31:

                 2000                                              $ 65,928
                 2001                                                65,928
                 2002                                                65,928
                 2003                                                38,458
                                                                   --------
              Total minimum lease payments                          236,242
              Less amount representing interest                     (33,868)
                                                                   --------
              Present value of net minimum lease payments           202,374
              Current maturities                                    (50,315)
                                                                   --------
                                                                   $152,059
                                                                   ========

         Operating Leases

             Management executed a non-cancelable lease for new office space in Florida on January 1, 1996, expiring on December 31, 1999 at approximately $14,000 annually. The Company has three options to renew for an additional one year per option. Management has exercised its option for the year 2000.

             On December 30, 1998, the Company executed an amendment to its existing lease dated April 1997 for the laboratory facilities in Yonkers, New York. The lease on the additional space is effective May 1, 1999. The new lease adds 10,550 square feet (for a total of 16,650 square feet) and extends its term until April 2005.

             Annual rent on the original lease is approximately $85,000. Rent for the additional facilities is approximately $175,000. Total rental commitment for the laboratory facilities will be $260,000.

             The Company leased an automobile in November 1999 for 36 months at $711 per month.

             Total lease expense for the years ended December 31, 1999, 1998 and 1997 amounted to $191,974, $121,477 and $76,351, respectively.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8.  COMMITMENTS AND CONTINGENCIES (Continued)

         GENERAL (Continued)

         Operating Leases (Continued)

             Future minimum lease commitments as of December 31, 1999 are as follows:

              Year ending December 31:
                 2000                                    $  282,500
                 2001                                       268,500
                 2002                                       288,000
                 2003                                       290,000
                 2004                                       290,000
                 Thereafter                                 290,000
                                                         ----------
                    Total                                $1,709,000
                                                         ==========


NOTE 9.  STOCKHOLDERS' EQUITY

         During 1998, the Company issued 18,460,333 shares of common stock for an aggregate consideration of $3,158,400. The amounts were comprised of the issuance of common stock pursuant to the exercise of stock options of 1,555,000 shares for $257,400 and the issuance of common stock in exchange for consulting services of 100,000 shares for consideration of $21,000 and the issuance of common stock upon conversion of debt of 16,805,333 shares for $2,880,000.

         During 1999, the Company issued 7,049,128 shares of common stock for an aggregate consideration of $1,369,500. The amounts were comprised of the issuance of common stock for cash of 6,769,128 shares for $1,302,500 and issuance of common stock in exchange for consulting services of 280,000 shares for consideration of $67,000.

NOTE 10. INCOME TAXES

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 is an asset and liability approach for computing deferred income taxes.

         As of December 31, 1999 and 1998, the Company had a net operating loss carryforward for Federal income tax reporting purposes amounting to approximately $14,600,000 and $9,700,000, which expire in varying amounts to 2019.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 10. INCOME TAXES (Continued)

         The Company presently has temporary differences between financial reporting and income tax reporting relating to interest expense on the beneficial conversion feature of the convertible debt, depreciation and patent costs. The components of the deferred tax asset as of December 31, 1999 and 1998 were as follows:

                                                           1999         1998
                                                           ----         ----

          Benefit of net operating loss carryforwards   $4,850,000   $3,300,000
          Less valuation allowance                       4,850,000    3,300,000
                                                        ----------    ---------
          Net deferred tax asset                        $     --     $     --
                                                        ===========  ==========

         As of December 31, 1999, sufficient uncertainty exists regarding the realizability of these operating loss carryforwards and, accordingly, a valuation allowance of $4,850,000 has been established.

NOTE 11. STOCK OPTIONS

         As more fully described in Note 8 to these consolidated financial statements, the Company granted stock options in exchange for testing and consulting services. In accordance with SFAS 123, Accounting for Stock-Based Compensation (effective for options granted after December 15, 1995), the Company recognized compensation cost based on the fair value at the grant dates. The compensation cost is amortized over the shorter of the service period or the life of the option. The deferred compensation cost is reported as a component of stockholders' equity. At December 31, 1999 and 1998, there were approximately 7,600,000 option shares outstanding with a weighted average exercise price of $0.195 per share.

         On January 3, 2000, the Company issued to employees stock options to acquire an aggregate of 430,000 shares of common stock at an exercise price of $0.21 per share. These options expire on January 2, 2010 and vest in 20% increments at the end of each year for five years.

NOTE 12. SUBSEQUENT FINANCINGS

         On January 19, 2000, pursuant to the August 31, 1999 convertible debenture, the investors exercised their right to convert $300,000 of the $2,000,000 debenture outstanding into 2,178,155 shares of common stock.

         On January 19, 2000, pursuant to the November 1998 convertible debenture, the investors exercised their right to convert $1,122,500 of the $1,500,000 debenture outstanding into 8,252,746 shares of common stock.

         In addition, on January 25, 2000, pursuant to the December 28, 1999 securities purchase agreement, the Company received an additional $1,000,000 structured through the convertible debenture. Therefore, the convertible debenture under this agreement is $2,000,000 as of January 25, 2000.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 12. SUBSEQUENT FINANCINGS (Continued)

         Pursuant to a securities purchase agreement dated February 16, 2000, the Company received on March 9, 2000, $3,000,000 in exchange for 13,636,357 shares of common stock and warrants to purchase approximately 5,454,544 shares of common stock.

         The pro forma effects of these transactions on the 1999 balance sheet, are summarized as follows:

                                                                                      Pro forma
                                                                   Historical        Adjustment        Pro forma
                                                                   ----------        ----------        ---------
                                                                                     (Unaudited)      (Unaudited)
          Current Assets                                               $916,000    (b) $1,000,000       $4,916,000
                                                                                   (c)  3,000,000

          Property and Equipment                                      1,376,000                 -        1,376,000

          Other Assets                                                  570,000                 -          570,000
                                                                      ---------    --------------       ----------

                                                                     $2,862,000    $    4,000,000      $ 6,862,000
                                                                     ==========    ==============      ===========

          Current Liabilities                                          $798,000                  -      $   798,000

          Long-Term Debt                                              4,677,000    (a) $(1,423,000)
                                                                                   (b)   1,000,000        4,254,000

          Stockholders' Equity (Deficiency)                          (2,613,000)   (a)   1,423,000
                                                                                   (b)   3,000,000        1,810,000
                                                                                         ---------      -----------
                                                                     $2,862,000         $4,000,000      $ 6,862,000
                                                                      =========         ==========      ===========


         (a) Assuming conversion of convertible debentures into common stock
         (b) Assuming issuance of additional $1,000,000 convertible debenture
         (c) Assuming issuance of new $3,000,000 securities purchase agreement

                                INDEX OF EXHIBITS

Number        Description
------        -----------

4.24 Form of Warrant dated February 7, 2000 to purchase shares of common stock at $.21 per share.
4.25 Form of Warrant dated February 7, 2000 to purchase shares of common stock at $.26 per share.
4.26 Form of Warrant dated February 16, 2000 to purchase shares of common stock at $.275 per share.
4.27 Form of Warrant dated February 16, 2000 to purchase shares of common stock at $.33 per share.
10.35 Consulting Agreement dated February 7, 2000 between ADVR and Harbor View Group, Inc.
10.36 Securities Purchase Agreement dated February 16, 2000 between ADVR and Harbor View Group, Inc.
21.1          Subsidiaries of Registrant
27.1 Financial Data Schedule of ADVR as of and for the Year ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 29, 2000       ADVANCED VIRAL RESEARCH CORP. (Registrant)


                           By: /s/ Shalom Z. Hirschman, M.D.
                               -----------------------------
                                  Shalom Z. Hirschman, M.D., President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 29, 2000                                 By: /s/ Shalom Z. Hirschman, M.D.
                                                         -----------------------------
                                                             Shalom Z. Hirschman, M.D., President and Chief
                                                             Executive Officer and Director


Date: March 29, 2000                                 By: /s/ Bernard Friedland
                                                         ------------------------------
                                                             Bernard Friedland, Chairman of the Board and
                                                             Director


Date: March 29, 2000                                 By: /s/ William Bregman
                                                         ------------------------------
                                                             William Bregman, Secretary-Treasurer, Director


Date: March 29, 2000                                 By: /s/ Louis J. Silver
                                                         ------------------------------
                                                             Louis J. Silver, Director


Date: March 29, 2000                                 By: /s/ Alan V. Gallantar
                                                         ---------------------
                                                             Alan V. Gallantar, Principal Financial and
                                                             Accounting Officer

EXHIBIT INDEX

Exhibit
Number    Description
------    -----------

3.1       Articles of Incorporation of Advanced Viral Research Corp. ("ADVR")
          (2)

3.2       Bylaws of ADVR, as amended(1)

3.3       Amendment to Articles of Incorporation of ADVR(2)

4.1       Specimen Certificate of Common Stock(1)

4.2       Specimen Warrant Certificate(1)

4.3 Warrant Agreement between ADVR and American Stock Transfer and Trust Company(1)

4.4 Forms of Common Stock Options and Agreements granted by ADVR to TRM Management Corp.(5)

4.5 Form of Common Stock Option and Agreement granted by ADVR to Plata Partners Limited Partnership(12)

4.6 Consulting Agreement, dated September 11, 1992, and Form of Common Stock granted by ADVR to Leonard Cohen(6)

4.7 Addendum to Agreement granted by ADVR to Shalom Z. Hirschman, M.D. dated March 24, 1996(10)

4.8 Securities Purchase Agreement dated November 16, 1998 by and between ADVR and RBB Bank AG. (11)(o)

4.9       7% Convertible Debenture dated November 16, 1998. (11)(o)

4.10 Warrant dated November 16, 1998 to purchase 375,000 shares of common stock at $0.20 per share. (11)(o)

4.11 Warrant dated November 16, 1998 to purchase 375,000 shares of common stock at $0.24 per share. (11)(o)

4.12 Securities Purchase Agreement dated December 22, 1998 by and between ADVR and various purchasers. (15)

4.13 Form of Warrant dated December 22, 1998 to purchase shares of common stock of ADVR at $0.2040 per share. (15)

4.14 Form of Warrant dated December 22, 1998 to purchase shares of common stock of ADVR at $0.2448 per share. (15)

4.15 Securities Purchase Agreement dated June 23, 1999 by and between ADVR and various purchasers. (15)

4.16 Form of Warrant dated June 23, 1999 to purchase shares of common stock of ADVR at $0.324 per share. (15)

Exhibit
Number    Description
------    -----------

4.17 Form of Warrant dated June 23, 1999 to purchase shares of common stock of ADVR at $0.378 per share. (15)

4.18 Securities Purchase Agreement dated August 3, 1999 by and between ADVR and Focus Investors, LLC. (15)

4.19      Form of 7% Convertible Debenture dated August 3, 1999. (15)

4.20 Form of Warrant dated August 3, 1999 to purchase 50,000 shares of common stock at $0.2461 per share. (15)

4.21 Securities Purchase Agreement dated December 28, 1999 by and between ADVR and Endeavour Capital Fund S.A. (16)

4.22      Form of 7% Convertible Debenture dated December 28, 1999. (16)

4.23 Form of Warrant dated December 28, 1999 to purchase shares of common stock at $0.19916667 per share. (16)

4.24 Form of Warrant dated February 7, 2000 to purchase shares of common stock at $.21 per share. *

4.25 Form of Warrant dated February 7, 2000 to purchase shares of common stock at $.26 per share. *

4.26 Form of Warrant dated February 16, 2000 to purchase shares of common stock at $.275 per share. *

4.27 Form of Warrant dated February 16, 2000 to purchase shares of common stock at $.33 per share. *

10.1 Declaration of Trust by Bernard Friedland and William Bregman in favor of ADVR dated November 16, 1987(12)

10.2 Clinical Trials Agreement, dated September 19, 1990, between Clinique Medical Actuel and ADVR. (3)

10.3      Letter, dated March 15, 1991 to ADVR from Health Protection Branch(3)

10.4      Agreement dated August 20, 1991 between TRM Management Corp. and ADVR.
          (11)(a)

10.5      Lease dated December 18, 1991 between Bayview Associates, Inc. and
          ADVR. (4)

10.6 Lease Agreement, dated February 16, 1993 between Stortford Brickell Inc. and ADVR. (7)

10.7 Consulting Agreement dated February 28, 1993 between Leonard Cohen and ADVR. (8)

10.8 Medical Advisor Agreement, dated as of September 14, 1993, between Lionel Resnick, M.D. and ADVR. (11)(b)

10.9 Agreement, dated November 9, 1993, between Dormer Laboratories Inc. and ADVR. (12)

10.10 Exclusive Distribution Agreement, dated April 25, 1994, between C.U.R.E. Pharmaceutical Corp. and ADVR. (11)(c)

Exhibit
Number    Description
------    -----------

10.11 Exclusive Distribution Agreement, dated as of June 1, 1994, between C.U.R.E. Pharmaceutica Central Americas Ltd. and ADVR. (11)(d)

10.12 Exclusive Distribution Agreement dated as of June 17, 1994 between DCT S.R.L. and ADVR, as amended(11)(e)

10.13 Contract, dated as of October 25, 1994 between Commonwealth Pharmaceuticals of the Channel Islands and ADVR. (11)(f)

10.14     Agreement dated May 24, 1995 between ADVR and Deborah Silver(9)

10.15     Agreement dated May 29, 1995 between ADVR and Shalom Z. Hirschman,
          M.D.(9)

10.16 Exclusive Distribution Agreement, dated as of June 2, 1995, between AVIX International Pharmaceutical Corp. and ADVR. (12)

10.17 Supplement to Exclusive Distribution Agreement, dated November 2, 1995 with Commonwealth Pharmaceuticals(12)

10.18 Exclusive Distributorship & Limited License Agreement, dated December 28, 1995, between AVIX International Pharmaceutical Corp., Beijing Unistone Pharmaceutical Co., Ltd. and ADVR. (11)(g)

10.19 Modification Agreement, dated December 28, 1995, between AVIX International Pharmaceutical Corp. and ADVR. (11)(g)

10.20     Agreement dated April 1, 1996, between DCT S.R.L. and ADVR. (11)(h)

10.21 Addendum, dated as of March 24, 1996, to Consulting Agreement between ADVR and Shalom Z. Hirschman, M.D.(10)

10.22 Addendum to Agreement, dated July 11, 1996, between AVIX International Pharmaceutical Corp. and ADVR. (11)(i)

10.23     Employment Agreement, dated October 17, 1996, between ADVR and Shalom
          Z. Hirschman, M.D.(11)(j)

10.24 Lease, dated February 7, 1997 between Robert Martin Company, LLC and ADVR. (12)

10.25 Copy of Purchase and Sale Agreement, dated February 21, 1997 between ADVR and Interfi Capital Group(11)(k)

10.26 Material Transfer Agreement-Cooperative Research And Development Agreement, dated March 13, 1997, between National Institute of Health, Food and Drug Administration and the Centers for Disease Control and Prevention(11)(l)

10.27 Copy of Purchase and Sale Agreement, dated September 26, 1997 between ADVR and RBB Bank AG. (11)(m)

Exhibit
Number    Description
------    -----------

10.28 Copy of Extension to Materials Transfer Agreement-Cooperative Research and Development Agreement, dated March 4, 1998, between National Institute of Health, Food and Drug Administration and the Centers for Disease Control and Prevention. (13)

10.29 Amended and Restated Employment Agreement dated July 8, 1998 between ADVR and Shalom Z. Hirschman, M.D.(11)(n)

10.30     Agreement between ADVR and Angelo Chinnici, M.D. dated July 1, 1999.
          (14)

10.31 Consulting Agreement between ADVR and GloboMax LLC dated January 18, 1999. (15)

10.32 Registration Rights Agreement dated August 3, 1999 between ADVR Research and Focus Investors LLC. (15)

10.33 Employment Agreement dated October 1, 1999 between ADVR and Alan V. Gallantar (15)

10.34 Registration Rights Agreement dated December 28, 1999 between ADVR and Endeavour Capital Fund, S.A. (16)

10.35 Consulting Agreement dated February 7, 2000 between ADVR and Harbor View Group, Inc.*

10.36 Securities Purchase Agreement dated February 16, 2000 between ADVR and Harbor View Group, Inc. *

21.1      Subsidiaries of Registrant. *

27.1 Financial Data Schedule of ADVR as of and for the Year ended December 31, 2000.*

*      Filed herewith.

1. Documents incorporated by reference herein to certain exhibits our registration statement on Form S-1, as amended, File No. 33-33895, filed with the Securities and Exchange Commission on March 19, 1990.

2. Documents incorporated by reference herein to certain exhibits to our registration statement on Form S-18, File No. 33-2262-A, filed with the Securities and Exchange Commission on February 12, 1989.

3. Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

4. Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for period ended March 31, 1991.

5. Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

6. Documents incorporated by reference herein to certain exhibits to our Quarterly Report on Form 10-Q for the period ended September 30, 1992.

7. Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

8. Documents incorporated by reference herein to certain exhibits to our Quarterly Report on Form 10-QSB for the period ended March 31, 1993.

9. Documents incorporated by reference herein to certain exhibits to our Quarterly Report on Form 10-QSB for the period ended June 30, 1995.

10. Documents incorporated by reference herein to certain exhibits to our Quarterly Report on Form 10-QSB for the period ended March 31, 1996.

11. Incorporated by reference herein to our Current Reports on Form 8-K and exhibits thereto as follows:

          (a)    A report on Form 8-K dated January 3, 1992.

          (b)    A report on Form 8-K dated September 14, 1993.

          (c)    A report on Form 8-K dated April 25, 1994.

          (d)    A report on Form 8-K dated June 3, 1994.

          (e)    A report on Form 8-K dated June 17, 1994.

          (f)    A report on Form 8-K dated October 25, 1994.

          (g)    A report on Form 8-K dated December 28, 1995.

          (h)    A report on Form 8-K dated April 22, 1996.

          (i)    A report on Form 8-K dated July 12, 1996.

          (j)    A report on Form 8-K dated October 17, 1996.

          (k)    A report on Form 8-K dated February 21, 1997.

          (l)    A report on Form 8-K dated March 25, 1997.

          (m)    A report on Form 8-K dated September 26, 1997.

          (n)    A report on Form 8-K dated July 21, 1998.

          (o)    A report on Form 8-K dated November 24, 1998.


12. Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

13. Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

14. Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

15. Documents incorporated by reference herein to certain exhibits to our registration statement on Form S-1, as amended, File No. 33-70523, filed with the Securities and Exchange Commission on January 13, 1999.

16. Documents incorporated by reference herein to certain exhibits to our registration statement on Form S-1, as amended, File No. 333-94529, filed with the Securities and Exchange Commission on January 12, 2000.