Form 10-Q
period 2000-03-31
ADVANCED VIRAL RESEARCH CORP
filed 2000-05-15
CIK 786623

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

     The number of shares outstanding of the issuer's common stock, par value $.00001 per share as of May 12, 2000 was 359,965,747.




                                           ADVANCED VIRAL RESEARCH CORP.
                                           (A DEVELOPMENT STAGE COMPANY)

                                                     FORM 10-Q

                                           QUARTER ENDED MARCH 31, 2000

                                                 TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION (UNAUDITED).......................................................................1

         Item 1.      Financial Statements........................................................................1

         Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations..................................................................29

         Item 3.      Quantitative and Qualitative Disclosures about Market Risk.................................41

PART II.  OTHER INFORMATION......................................................................................42

         Item 1.      Legal Proceedings..........................................................................42

         Item 2.      Changes in Securities and Use of Proceeds..................................................42

         Item 3.      Defaults Upon Senior Securities............................................................42

         Item 4.      Submission of Matters to Vote of Security Holders..........................................42

         Item 5.      Other Information..........................................................................42

         Item 6.      Exhibits and Reports on Form 8-K...........................................................43


                                     PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1.       Financial Statements



                                               ADVANCED VIRAL RESEARCH CORP.
                                               (A Development Stage Company)

                                           CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                                              Condensed
                                                                                                                from
                                                                                                               Audited
                                                                                                              Financial
                                                                                                             Statements
                                                                                             March 31,      December 31,
                                                                                               2000             1999
                                                                                               ----             ----
                                                                                            (Unaudited)
                                        ASSETS
                                        ------
Current Assets:
   Cash and cash equivalents                                                                 $  4,094,197    $    836,876
   Inventory                                                                                       19,729          19,729
   Other current assets                                                                           167,387          59,734
                                                                                             ------------    ------------
         Total current assets                                                                   4,281,313         916,339

Property and Equipment                                                                          1,673,358       1,375,923

Other Assets                                                                                      574,279         569,312
                                                                                             ------------    ------------
         Total assets                                                                        $  6,528,950    $  2,861,574
                                                                                             ============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                  -------------------------------------------------
Current Liabilities:
   Accounts payable and accrued liabilities                                                  $    846,675    $    728,872
   Current portion of capital lease obligation                                                     51,416          50,315
   Current portion of note payable                                                                 19,452          19,095
                                                                                             ------------    ------------
         Total current liabilities                                                                917,543         798,282
                                                                                             ------------    ------------

Long-Term Liabilities:
   Common stock to be issued                                                                    3,000,000              --
   Convertible debenture, net                                                                      15,000       4,446,629
   Capital lease obligation - non-current portion                                                 138,785         152,059
   Note payable - non-current portion                                                              74,581          77,964
                                                                                             ------------    ------------
        Total long-term liabilities                                                             3,228,366       4,676,652
                                                                                             ------------    ------------

Commitments and Contingencies                                                                          --              --

Stockholders' Equity:
   Common stock; 1,000,000,000 shares of $.00001 par value
      authorized, 347,174,843 and 303,472,035
      shares issued and outstanding                                                                 3,471           3,034
   Additional paid-in capital                                                                  26,117,514      17,537,333
   Deficit accumulated during the development stage                                           (21,779,658)    (19,725,238)
   Discount on warrants                                                                        (1,958,286)       (428,489)
                                                                                             ------------    ------------
         Total stockholders' equity (deficiency)                                                2,383,041      (2,613,360)
                                                                                             ------------    ------------
         Total liabilities and stockholders' equity (deficiency)                             $  6,528,950    $  2,861,574
                                                                                             ============    ============

           See notes to consolidated condensed financial statements.
                                       1



                                              ADVANCED VIRAL RESEARCH CORP.
                                              (A Development Stage Company)

                                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS




                                                                                              Inception
                                                                Three Months Ended          (February 20,
                                                                    March 31,                  1984) to
                                                                    ---------                  March 31,
                                                              2000             1999              2000
                                                              ----             ----              ----
Revenues                                                  $       3,028    $       2,399    $     208,956
                                                          -------------    -------------    -------------

Costs and Expenses:
   Research and development                                     695,075          357,916        6,024,479
   General and administrative                                   755,423          438,403       10,314,875
   Depreciation                                                  67,760           37,107          613,983
                                                          -------------    -------------    -------------
                                                              1,518,258          833,426       16,953,337
                                                          -------------    -------------    -------------

Net Loss from Operations                                     (1,515,230)        (831,027)     (16,744,381)
                                                          -------------    -------------    -------------

Other Income (Expense):
   Interest income                                               24,963           15,809          627,004
   Other income                                                      --               --          120,093
   Interest expense                                            (564,153)         (94,578)      (5,782,374)
                                                          -------------    -------------    -------------
                                                               (539,190)         (78,769)      (5,035,277)
                                                          -------------    -------------    -------------

Net Loss                                                  $  (2,054,420)   $    (909,796)   $ (21,779,658)
                                                          =============    =============    =============

Net Loss Per Share of Common
   Stock - Basic and Diluted                              $        (.01)   $        (.00)
                                                          =============    =============

Weighted Average Number of
   Common Shares Outstanding                                313,819,774      297,577,226
                                                          =============    =============


           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2000

                                                                                                                       Deficit
                                                                            Common Stock                             Accumulated
                                                                  Amount    ------------               Additional    during the
                                                                   Per                                  Paid-In      Development
                                                                  Share        Shares        Amount     Capital         Stage
                                                                  -----        ------        ------     -------         -----
Balance, inception (February 20, 1984) as previously reported                      --    $   1,000    $        --    $ (1,000)

Adjustment for pooling of interests                                                --       (1,000)         1,000          --
                                                                          -----------    ---------    -----------    --------

Balance, inception, as restated                                                    --           --          1,000      (1,000)

   Net loss, period ended December 31, 1984                                        --           --             --     (17,809)
                                                                          -----------    ---------    -----------    --------

Balance, December 31, 1984                                                         --           --          1,000     (18,809)

   Issuance of common stock for cash                            $    .00  113,846,154        1,138            170          --
   Net loss, year ended December 31, 1985                                          --           --             --     (25,459)
                                                                          -----------    ---------    -----------    --------

Balance, December 31, 1985                                                113,846,154        1,138          1,170     (44,268)

   Issuance of common stock - public offering                        .01   40,000,000          400        399,600          --
   Issuance of underwriter's warrants                                              --           --            100          --
   Expenses of public offering                                                     --           --       (117,923)         --
   Issuance of common stock, exercise of "A" warrants                .03      819,860            9         24,587          --
   Net loss, year ended December 31, 1986                                          --           --             --    (159,674)
                                                                          -----------    ---------    -----------    --------

Balance, December 31, 1986                                                154,666,014        1,547        307,534    (203,942)
                                                                          -----------    ---------    -----------    --------

           See notes to consolidated condensed financial statements.
                                       3



                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2000

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

           See notes to consolidated condensed financial statements.
                                       4


                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2000

                                                                                                                          Deficit
                                                                              Common Stock                              Accumulated
                                                                   Amount     ------------              Additional      during the
                                                                    Per                                  Paid-In        Development
                                                                   Share     Shares        Amount        Capital            Stage
                                                                   -----     ------        ------        -------            -----
Balance, December 31, 1990                                                  200,299,882   $   2,003   $  1,845,992    $ (1,200,915)

   Issuance of common stock, exercise of "B" warrants            $   .05         11,400          --            420              --
   Issuance of common stock, exercise of "C" warrants                .08          2,500          --            200              --
   Issuance of common stock, exercise of underwriters warrants      .012      3,760,000          38         45,083              --
   Net loss, year ended December 31, 1991                                            --          --             --        (249,871)
                                                                           ------------   ---------   ------------    ------------

Balance, December 31, 1991                                                  204,073,782       2,041      1,891,695      (1,450,786)

   Issuance of common stock, for testing                           .0405     10,000,000         100        404,900              --
   Issuance of common stock, for consulting services                .055        500,000           5         27,495              --
   Issuance of common stock, exercise of "B" warrants                .05      7,458,989          75        372,875              --
   Issuance of common stock, exercise of "C" warrants                .08      5,244,220          52        419,487              --
   Expenses of stock issuance                                                                               (7,792)
   Net loss, year ended December 31, 1992                                            --          --             --        (839,981)
                                                                           ------------   ---------   ------------    ------------

Balance, December 31, 1992                                                  227,276,991       2,273      3,108,660      (2,290,767)

   Issuance of common stock, for consulting services                .055        500,000           5         27,495              --
   Issuance of common stock, for consulting services                 .03      3,500,000          35        104,965              --
   Issuance of common stock, for testing                            .035      5,000,000          50        174,950              --
   Net loss, year ended December 31, 1993                                            --          --             --        (563,309)
                                                                           ------------   ---------   ------------    ------------

Balance, December 31, 1993                                                  236,276,991       2,363      3,416,070      (2,854,076)
                                                                           ------------   ---------   ------------    ------------

           See notes to consolidated condensed financial statements.
                                       5

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2000



                                                                  Common Stock
                                                      Amount      ------------           Additional
                                                        Per                                Paid-In      Subscription
                                                       Share       Shares       Amount     Capital       Receivable
                                                       -----       ------       ------     -------       ----------
Balance, December 31, 1993                                      236,276,991   $   2,363 $  3,416,070   $       --

   Issuance of common stock, for consulting services   $  .05     4,750,000          47      237,453           --
   Issuance of common stock, exercise of options          .08       400,000           4       31,996           --
   Issuance of common stock, exercise of options          .10       190,000           2       18,998           --
   Net loss, year ended December 31, 1994                                --          --           --           --
                                                                -----------   ---------  -----------   ----------

Balance, December 31, 1994                                      241,616,991       2,416    3,704,517           --

   Issuance of common stock, exercise of options          .05     3,333,333          33      166,633           --
   Issuance of common stock, exercise of options          .08     2,092,850          21      167,407           --
   Issuance of common stock, exercise of options          .10     2,688,600          27      268,833           --
   Issuance of common stock, for consulting services      .11     1,150,000          12      126,488           --
   Issuance of common stock, for consulting services      .14       300,000           3       41,997           --
   Net loss, year ended December 31, 1995                                --          --           --           --
                                                                -----------   ---------  -----------   ----------

Balance, December 31, 1995                                      251,181,774       2,512    4,475,875           --
                                                                -----------   ---------  -----------   ----------


(RESTUBBED TABLE)
                                                                         Deficit
                                                                      Accumulated
                                                                      during the      Deferred
                                                                      Development   Compensation
                                                                         Stage          Cost
                                                                         -----          ----
Balance, December 31, 1993                                           $ (2,854,076)        $--

   Issuance of common stock, for consulting services                           --          --
   Issuance of common stock, exercise of options                               --          --
   Issuance of common stock, exercise of options                               --          --
   Net loss, year ended December 31, 1994                                (440,837)         --
                                                                     ------------     -------

Balance, December 31, 1994                                             (3,294,913)         --
                                                                                          ---
   Issuance of common stock, exercise of options                               --          --
   Issuance of common stock, exercise of options                               --          --
   Issuance of common stock, exercise of options                               --          --
   Issuance of common stock, for consulting services                           --          --
   Issuance of common stock, for consulting services                           --          --
   Net loss, year ended December 31, 1995                                (401,884)         --
                                                                     ------------     -------

Balance, December 31, 1995                                             (3,696,797)         --
                                                                     ------------     -------

           See notes to consolidated condensed financial statements.
                                       6



                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2000



                                                                 Common Stock
                                                        Amount   ------------              Additional
                                                          Per                               Paid-In        Subscription
                                                         Share      Shares      Amount      Capital         Receivable
                                                         -----      ------      ------      -------         ----------
Balance, December 31, 1995                                      251,181,774   $    2,512   $  4,475,875    $         --

   Issuance of common stock, exercise of options     $   .05      3,333,334           33        166,634              --
   Issuance of common stock, exercise of options         .08      1,158,850           12         92,696              --
   Issuance of common stock, exercise of options         .10      7,163,600           72        716,288              --
   Issuance of common stock, exercise of options         .11        170,000            2         18,698              --
   Issuance of common stock, exercise of options         .12      1,300,000           13        155,987              --
   Issuance of common stock, exercise of options         .18      1,400,000           14        251,986              --
   Issuance of common stock, exercise of options         .19        500,000            5         94,995              --
   Issuance of common stock, exercise of options         .20        473,500            5         94,695              --
   Issuance of common stock, for services rendered       .50        350,000            3        174,997              --
   Options granted                                                       --           --        760,500              --
   Subscription receivable                                               --           --             --         (19,000)
   Net loss, year ended December 31, 1996                                --           --             --              --
                                                                -----------   ----------   ------------    ------------

Balance, December 31, 1996                                      267,031,058        2,671      7,003,351         (19,000)
                                                                -----------   ----------   ------------    ------------

(RESTUBBED TABLE)
                                                                          Deficit
                                                                        Accumulated
                                                                        during the        Deferred
                                                                        Development     Compensation
                                                                           Stage            Cost
                                                                           -----            ----
Balance, December 31, 1995                                               $ (3,696,797)   $     --

   Issuance of common stock, exercise of options                                   --          --
   Issuance of common stock, exercise of options                                   --          --
   Issuance of common stock, exercise of options                                   --          --
   Issuance of common stock, exercise of options                                   --          --
   Issuance of common stock, exercise of options                                   --          --
   Issuance of common stock, exercise of options                                   --          --
   Issuance of common stock, exercise of options                                   --          --
   Issuance of common stock, exercise of options                                   --          --
   Issuance of common stock, for services rendered                                 --          --
   Options granted                                                                 --    (473,159)
   Subscription receivable                                                         --          --
   Net loss, year ended December 31, 1996                                  (1,154,740)         --
                                                                         ------------   ---------

Balance, December 31, 1996                                                 (4,851,537)   (473,159)
                                                                         ------------   ---------

           See notes to consolidated condensed financial statements.
                                       7



                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2000



                                                                   Common Stock
                                                         Amount    ------------               Additional
                                                           Per                                 Paid-In         Subscription
                                                          Share     Shares       Amount        Capital          Receivable
                                                          -----     ------       ------        -------          ----------
Balance, December 31, 1996                                       267,031,058   $      2,671   $  7,003,351    $    (19,000)

   Issuance of common stock, exercise of options       $     .08   3,333,333             33        247,633              --
   Issuance of common stock, conversion of debt              .20   1,648,352             16        329,984              --
   Issuance of common stock, conversion of debt              .15     894,526              9        133,991              --
   Issuance of common stock, conversion of debt              .12   2,323,580             23        269,977              --
   Issuance of common stock, conversion of debt              .15   1,809,524             18        265,982              --
   Issuance of common stock, conversion of debt              .16     772,201              8        119,992              --
   Issuance of common stock, for services rendered           .41      50,000             --         20,500              --
   Issuance of common stock, for services rendered           .24     100,000              1         23,999              --
   Beneficial conversion feature, February debenture                      --             --        413,793              --
   Beneficial conversion feature, October debenture                       --             --      1,350,000              --
   Warrant costs, February debenture                                      --             --         37,242              --
   Warrant costs, October debenture                                       --             --        291,555              --
   Amortization of deferred compensation cost                             --             --             --              --
   Imputed interest on convertible debenture                              --             --          4,768              --
   Net loss, year ended December 31, 1997                                 --             --             --              --
                                                                 -----------   ------------   ------------    ------------

Balance, December 31, 1997                                       277,962,574          2,779     10,512,767         (19,000)
                                                                 -----------   ------------   ------------    ------------

(RESTUBBED TABLE)
                                                                     Deficit
                                                                   Accumulated
                                                                    during the        Deferred
                                                                    Development    Compensation
                                                                      Stage             Cost
                                                                      -----             ----
Balance, December 31, 1996                                          $ (4,851,537)   $ (473,159)

   Issuance of common stock, exercise of options                              --            --
   Issuance of common stock, conversion of debt                               --            --
   Issuance of common stock, conversion of debt                               --            --
   Issuance of common stock, conversion of debt                               --            --
   Issuance of common stock, conversion of debt                               --            --
   Issuance of common stock, conversion of debt                               --            --
   Issuance of common stock, for services rendered                            --            --
   Issuance of common stock, for services rendered                            --            --
   Beneficial conversion feature, February debenture                          --            --
   Beneficial conversion feature, October debenture                           --            --
   Warrant costs, February debenture                                          --            --
   Warrant costs, October debenture                                           --            --
   Amortization of deferred compensation cost                                 --       399,322
   Imputed interest on convertible debenture                                  --            --
   Net loss, year ended December 31, 1997                             (4,141,729)           --
                                                                    ------------    ----------

Balance, December 31, 1997                                            (8,993,266)      (73,837)
                                                                    ------------    ----------

           See notes to consolidated condensed financial statements.
                                       8

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2000



                                                                 Common Stock
                                                       Amount    ------------              Additional
                                                         Per                                Paid-In       Subscription
                                                        Share     Shares       Amount       Capital        Receivable
                                                        -----     ------       ------       -------        ----------
Balance, December 31, 1997                                       277,962,574   $  2,779    $ 10,512,767    $  (19,000)

   Issuance of common stock, exercise of options       $   .12       295,000          3          35,397            --
   Issuance of common stock, exercise of options           .14       500,000          5          69,995            --
   Issuance of common stock, exercise of options           .16       450,000          5          71,995            --
   Issuance of common stock, exercise of options           .20        10,000         --           2,000            --
   Issuance of common stock, exercise of options           .26       300,000          3          77,997            --
   Issuance of common stock, conversion of debt            .13     1,017,011         10         132,990            --
   Issuance of common stock, conversion of debt            .14     2,512,887         25         341,225            --
   Issuance of common stock, conversion of debt            .15     5,114,218         51         749,949            --
   Issuance of common stock, conversion of debt            .18     1,491,485         15         274,985            --
   Issuance of common stock, conversion of debt            .19     3,299,979         33         619,967            --
   Issuance of common stock, conversion of debt            .22     1,498,884         15         335,735            --
   Issuance of common stock, conversion of debt            .23     1,870,869         19         424,981            --
   Issuance of common stock, for services rendered         .21       100,000          1          20,999            --
   Beneficial conversion feature, November debenture                                            625,000
   Warrant costs, November debenture                                                             48,094
   Amortization of deferred compensation cost                             --         --              --            --
   Write off of subscription receivable                                   --         --         (19,000)       19,000
   Net loss, year ended December 31, 1998                                 --         --              --            --
                                                                 -----------   --------    ------------    ----------

Balance, December 31, 1998                                       296,422,907      2,964      14,325,076            --
                                                                 -----------   --------    ------------    ----------


(RESTUBBED TABLE)
                                                                      Deficit
                                                                    Accumulated
                                                                    during the      Deferred
                                                                    Development   Compensation
                                                                       Stage          Cost
                                                                       -----          ----
Balance, December 31, 1997                                         $ (8,993,266)   $ (73,837)

   Issuance of common stock, exercise of options                             --           --
   Issuance of common stock, exercise of options                             --           --
   Issuance of common stock, exercise of options                             --           --
   Issuance of common stock, exercise of options                             --           --
   Issuance of common stock, exercise of options                             --           --
   Issuance of common stock, conversion of debt                              --           --
   Issuance of common stock, conversion of debt                              --           --
   Issuance of common stock, conversion of debt                              --           --
   Issuance of common stock, conversion of debt                              --           --
   Issuance of common stock, conversion of debt                              --           --
   Issuance of common stock, conversion of debt                              --           --
   Issuance of common stock, conversion of debt                              --           --
   Issuance of common stock, for services rendered                           --           --
   Beneficial conversion feature, November debenture                         --           --
   Warrant costs, November debenture                                         --           --
   Amortization of deferred compensation cost                                --       59,068
   Write off of subscription receivable                                      --           --
   Net loss, year ended December 31, 1998                            (4,557,710)          --
                                                                   ------------    ---------

Balance, December 31, 1998                                          (13,550,976)     (14,769)
                                                                   ------------    ---------

           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2000


                                                                                                                          Deficit
                                                                                Common Stock                            Accumulated
                                                                    Amount      ------------              Additional    during the
                                                                      Per                                  Paid-In      Development
                                                                     Share       Shares       Amount       Capital         Stage
                                                                     -----       ------       ------       -------         -----
Balance, December 31, 1998                                                   296,422,907   $   2,964   $ 14,325,076    $(13,550,976)

   Issuance of common stock, securities purchase agreement           $  .16    4,917,276          49        802,451              --
   Issuance of common stock, securities purchase agreement              .27    1,851,852          18        499,982              --
   Issuance of common stock, for services rendered                      .22      100,000           1         21,999              --
   Issuance of common stock, for services rendered                      .25      180,000           2         44,998              --
   Beneficial conversion feature, August debenture                                    --          --        687,500              --
   Beneficial conversion feature, December debenture                                  --          --        357,143              --
   Warrant costs, securities purchase agreement                                       --          --        494,138              --
   Warrant costs, securities purchase agreement                                       --          --         37,025              --
   Warrant costs, August debenture                                                    --          --         52,592              --
   Warrant costs, December debenture                                                  --          --          4,285              --
   Amortization of warrant costs, securities purchase agreement                       --          --             --              --
   Amortization of deferred compensation cost                                         --          --             --              --
   Compensation expense related to modification of existing options                   --          --        210,144              --
   Net loss, year ended December 31, 1999                                             --          --             --      (6,174,262)
                                                                             -----------   ---------   ------------    ------------

Balance, December 31, 1999                                                   303,472,035       3,034   $ 17,537,333    $(19,725,238)
                                                                             ===========   =========   ============    ============

(RESTUBBED TABLE)

                                                                                   Deferred      Discount
                                                                                 Compensation       on
                                                                                     Cost        Warrants
                                                                                     ----        --------
Balance, December 31, 1998                                                       $    (14,769)   $      --

   Issuance of common stock, securities purchase agreement                                 --           --
   Issuance of common stock, securities purchase agreement                                 --           --
   Issuance of common stock, for services rendered                                         --           --
   Issuance of common stock, for services rendered                                         --           --
   Beneficial conversion feature, August debenture                                         --           --
   Beneficial conversion feature, December debenture                                       --           --
   Warrant costs, securities purchase agreement                                            --     (494,138)
   Warrant costs, securities purchase agreement                                            --      (37,025)
   Warrant costs, August debenture                                                         --           --
   Warrant costs, December debenture                                                       --           --
   Amortization of warrant costs, securities purchase agreement                            --      102,674
   Amortization of deferred compensation cost                                          14,769           --
   Compensation expense related to modification of existing options                        --           --
   Net loss, year ended December 31, 1999                                                  --           --
                                                                                 ------------   ----------

Balance, December 31, 1999                                                       $         --    $(428,489)
                                                                                 ============   ==========


           See notes to consolidated condensed financial statements.
                                       10


                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2000


                                                                                Common Stock
                                                                  Amount        ------------             Additional
                                                                    Per                                   Paid-In
                                                                   Share        Shares       Amount       Capital
                                                                   -----        ------       ------       -------
Balance, December 31, 1999                                                    303,472,035   $   3,034   $ 17,537,333

   Issuance of common stock, exercise of options                   $  .14         600,000           6         83,994
   Issuance of common stock, exercise of options                      .15       1,600,000          16        239,984
   Issuance of common stock, exercise of options                      .16         500,000           5         79,995
   Issuance of common stock, exercise of options                      .21         792,500           8        166,417
   Issuance of common stock, exercise of options                      .36          60,000           1         21,599
   Issuance of common stock, exercise of warrants                     .20         122,549           1         24,999
   Issuance of common stock, exercise of warrants                     .24         122,549           1         29,999
   Issuance of common stock, exercise of warrants                     .25       1,000,000          10        246,090
   Issuance of common stock, conversion of debt                       .14      35,467,682         355      4,907,146
   Issuance of common stock, conversion of debt                       .19       1,036,674          10        199,990
   Issuance of common stock, conversion of debt                       .20       1,887,500          19        377,481
   Issuance of common stock, cashless exercise of warrants                        513,354           5        305,754
   Cashless exercise of warrants                                                       --          --       (305,759)
   Beneficial conversion feature, January debenture                                    --          --        386,909
   Warrant costs, consulting agreement                                                 --          --        200,249
   Warrant costs, January debenture                                                    --          --         13,600
   Warrant costs, private placement                                                    --          --      1,582,734
   Recovery of subscription receivable previously written off                          --          --         19,000
   Amortization of warrant costs, securities purchase agreements                       --          --             --
   Net loss, three months ended March 31, 2000                                         --          --             --
                                                                              -----------   ---------   ------------

Balance, March 31, 2000                                                       347,174,843   $   3,471   $ 26,117,514
                                                                              ===========   =========   ============

(RESTUBBED TABLE)
                                                                              Deficit
                                                                            Accumulated
                                                                            during the        Discount
                                                                            Development          on
                                                                               Stage          Warrants
                                                                               -----          --------
Balance, December 31, 1999                                                  $(19,725,238)   $  (428,489)

   Issuance of common stock, exercise of options                                      --             --
   Issuance of common stock, exercise of options                                      --             --
   Issuance of common stock, exercise of options                                      --             --
   Issuance of common stock, exercise of options                                      --             --
   Issuance of common stock, exercise of options                                      --             --
   Issuance of common stock, exercise of warrants                                     --             --
   Issuance of common stock, exercise of warrants                                     --             --
   Issuance of common stock, exercise of warrants
   Issuance of common stock, conversion of debt                                       --             --
   Issuance of common stock, conversion of debt                                       --             --
   Issuance of common stock, conversion of debt                                       --             --
   Issuance of common stock, cashless exercise of warrants                            --             --
   Cashless exercise of warrants                                                      --             --
   Beneficial conversion feature, January debenture                                   --             --
   Warrant costs, consulting agreement                                                --             --
   Warrant costs, January debenture                                                   --             --
   Warrant costs, private placement                                                   --     (1,582,734)
   Recovery of subscription receivable previously written off                         --             --
   Amortization of warrant costs, securities purchase agreements                      --         52,937
   Net loss, three months ended March 31, 2000                                (2,054,420)            --
                                                                            ------------    -----------

Balance, March 31, 2000                                                     $(21,779,658)   $(1,958,286)
                                                                            ============    ===========

           See notes to consolidated condensed financial statements.
                                       11


                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                        Inception
                                                                          Three Months Ended          (February 20,
                                                                               March 31,                1984) to
                                                                         --------------------           March 31,
                                                                         2000            1999             2000
                                                                         ----            ----             ----
Cash Flows from Operating Activities:
   Net loss                                                          $ (2,054,420)   $   (909,796)   $(21,779,658)
                                                                     ------------    ------------    ------------
   Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation                                                      67,760          37,107         613,893
         Amortization of debt issue costs                                 106,030          26,250         779,215
         Amortization of deferred interest cost on beneficial
            conversion feature of convertible debenture                   386,909              --       3,820,270
         Amortization of discount on warrants                             119,908          36,730         558,467
         Amortization of deferred compensation cost                            --          14,769         760,500
         Issuance of common stock for services                                 --              --       1,504,500
         Compensation expense related to modification of
            existing options                                                   --              --         210,144
         Realization of prepaid consulting fees                           111,545              --         111,545
         Other                                                                 --              --          (1,607)
         Changes in Operating Assets and Liabilities:
            Increase in inventory                                              --              --         (19,729)
            Increase in other current assets                              (18,953)        (11,456)        (78,688)
            Increase in other assets                                       (4,967)        (43,680)     (1,221,925)
            Increase (decrease) in accounts payable and
               accrued liabilities                                        117,803         (41,086)        852,875
                                                                     ------------    ------------    ------------
                  Total adjustments                                       886,035          18,634       7,889,460
                                                                     ------------    ------------    ------------
                  Net cash used by operating activities                (1,168,385)       (891,162)    (13,890,198)
                                                                     ------------    ------------    ------------

Cash Flows from Investing Activities:
   Purchase of investments                                                     --              --      (6,292,979)
   Proceeds from sale of investments                                           --         821,047       6,292,979
   Expenditures for property and equipment                               (365,195)        (53,484)     (1,915,945)
   Proceeds from sale of property and equipment                                --              --           1,200
                                                                     ------------    ------------    ------------
                  Net cash provided (used) by investing activities       (365,195)        767,563      (1,914,745)
                                                                     ------------    ------------    ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of convertible debt                           1,000,000              --       9,500,000
   Proceeds from deposit on securities purchase agreement                      --              --         600,000
   Proceeds from deposit on common stock to be issued,
      private placement                                                 3,000,000              --       3,000,000
   Proceeds from sale of securities, net of issuance costs                787,100         202,500       6,868,188
   Payments under capital lease                                           (12,173)        (12,418)        (70,761)
   Payments on note payable                                                (3,026)             --         (17,287)
   Recovery of subscription receivable written off                         19,000              --          19,000
                                                                     ------------    ------------    ------------
                  Net cash provided by financing activities             4,790,901         190,082      19,899,140
                                                                     ------------    ------------    ------------

Net Increase in Cash and Cash Equivalents                               3,257,321          66,483       4,094,197

Cash and Cash Equivalents, Beginning                                      836,876         924,420              --
                                                                     ------------    ------------    ------------

Cash and Cash Equivalents, Ending                                    $  4,094,197    $    990,903    $  4,094,197
                                                                     ============    ============    ============

           See notes to consolidated condensed financial statements.
                                       12

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 1.  BASIS OF PRESENTATION

             The accompanying unaudited consolidated condensed financial statements at March 31, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2000 and results of operations and cash flows for the three months ended March 31, 2000 and 1999. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain amounts in the 1999 financial statements have been reclassified to conform to 2000 presentation. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


NOTE 2.  COMMITMENTS AND CONTINGENCIES

         Going Concern

             The accompanying unaudited consolidated condensed financial statements at March 31, 2000 have been prepared in conformity with generally accepted accounting principles which contemplate the continuance of the Company as a going concern. The Company has suffered losses from operations during its operating history. The Company is dependent upon registration of Product R for sale before it can begin commercial operations. The Company's cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials required by the FDA. Unless and until Product R is approved for sale in the United States or another industrially developed country, the Company may be dependent upon the continued sale of its securities and debt financing for funds to meet its cash requirements. Management intends to continue to sell the Company's securities in an attempt to mitigate the effects of its cash position; however, no assurance can be given that equity or debt financing, if and when required, will be available. In the event that such equity or debt financing is not available, in order to continue operations, management anticipates that they will have to defer their salaries. During 2000 and 1999, the Company obtained equity and debt financing and may seek additional financing as the need arises. No assurance can be given that the Company will be able to sustain its operations until FDA approval is granted or that any approval will ever be granted. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to submit an application for approval with the FDA in the near future. The consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

         TESTING AGREEMENTS (Continued)

         Plata Partners Limited Partnership

             of March 31, 2000, there are outstanding Plata Options to acquire 83,300 shares at $.15 per share and Additional Plata Options to acquire 108,100 shares at an exercise price of $.17 per share. Through March 31, 2000, the Company has received approximately $1,422,000 pursuant to the issuance of approximately 9.8 million shares in connection with the exercise of the Plata Options and the Additional Plata Options.

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

             Pursuant to the Argentine Agreement, the Company delivered $34,000 to DCT to cover out-of-pocket expenses associated with the Clinical Trials. The Argentine Agreement further provides that at the conclusion of the Clinical Trials, DCT shall cause Dr. Flichman to prepare and deliver a written report to the Company regarding the methodology and results of the Clinical Trials (the "Written Report"). In September 1996, the Written Report was delivered by Dr. Flichman to the Company. Upon delivery of the Written Report to the Company, the Company delivered to the principals of DCT options to acquire 2,000,000 shares of the Company's common stock for a period of one year from the date of the delivery of the Written Report, at a purchase price of $.20 per share. Pursuant to several amendments, the DCT options are exercisable through June 30, 2000 at an exercise price of $.21 per share. The fair value of these options are estimated to be $1,788 ($.0012 per option share) based on the following assumptions: expected volatility of 20%; risk free interest rate of 6%. This amount has been charged to compensation expense at December 31, 1999 as it related to services previously provided. As of March 31, 2000, 1,266,000 shares of common stock were issued pursuant to the exercise of these options for an aggregate exercise price of approximately $261,425.

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

         TESTING AGREEMENTS (Continued)

         Argentine Agreement (Continued)

             placebo. As of March 31, 2000, the Company has advanced approximately $50,000 for such study which has been accounted for as research and development expense.

             In May 1998, the Company entered into an agreement with DCT (the "Rheumatoid Arthritis Agreement") whereby the Company agreed to provide DCT or its assignees, up to $95,000 to cover the costs of a controlled study in 30 patients to determine the efficacy of Product R for the treatment of rheumatoid arthritis in humans. In connection with this study, the Company has advanced approximately $85,000 which has been accounted for as research and development expense.

             In July 1998, the Company authorized expenditures of up to $90,000 to study the effects of Product R in inhibiting the mutation of the AIDS virus. As of March 31, 2000, the Company has advanced approximately $50,000 for such study which has been accounted for as research and development expense.

             As of March 31, 2000, the Company advanced approximately $281,000 for expenses in connection with the drug approval process in Argentina.

         Barbados Study

             A double blind study assessing the efficacy of the Company's drug Product R in 43 human patients diagnosed with HIV (AIDS) has been conducted at the Queen Elizabeth Hospital, Bridgetown, Barbados (the "Barbados Study"). As of March 31, 2000, the Company has expended approximately $390,000 to cover the costs of the Barbados Study.

             In July 1998, the Company authorized expenditures of up to $45,000 to study the effects of Product R in inhibiting the mutation of the AIDS virus. As of March 31, 2000, the Company has advanced approximately $15,000 for such study which has been accounted for as research and development expense.

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

             In connection with the consulting agreement, the Company issued to Dr. Hirschman 1,000,000 shares of the Company's common stock and the option to acquire 5,000,000 shares of the Company's common stock for a period of three years as per the vesting schedule as referred to in the agreement, at a purchase price of $.18 per share. As of March 31, 2000, 900,000 shares have been issued upon exercise of these options for cash consideration of $162,000 under this Agreement.

             In March 1996, the Company entered into an addendum to the consulting agreement with Dr. Hirschman whereby Dr. Hirschman agreed to provide consulting services to the Company through May 2000 (the "Addendum"). Pursuant to the Addendum, the Company granted to Dr. Hirschman and his designees options to purchase an aggregate of 15,000,000 shares of the Company's common stock for a three year period pursuant to the following schedule: (i) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1996 and ending March 23, 2009 at an exercise price of $.19 per share, of which options to acquire 500,000 shares (exercisable until March 23, 2001) were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; (ii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1997 and ending March 23, 2009 at an exercise price of $.27 per share, of which options to acquire 500,000 shares (exercisable until March 23, 2001) were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; and (iii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1998 and ending March 23, 2009 at an exercise price of $.36 per share, of which options to acquire 500,000 shares (exercisable until March 23, 2001) were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman. In addition, the Company has agreed to cause the shares underlying these options to be registered so long as there is no cost to the Company. As of March 31, 2000, 560,000 shares of common stock were issued pursuant to the exercise of stock options by Richard Rubin. Mr. Rubin has, from time to time in the past, advised the Company on matters unrelated to his consultation with Dr. Hirschman.

             In March 2000, Mr. Rubin transferred 75,000 of his $0.27 options and 75,000 of his $0.36 options to Elliot Bauer, an individual who also received and exercised shares and options as a result of the "Cohen Agreements".

                        ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         Hirschman Agreement (Continued)

             In November 1997, Dr. Hirschman assigned to Henry Kamioner, a consultant to Dr. Hirschman, options to acquire 1,500,000 shares (500,000 at $.19, 500,000 at $.27, and 500,000 at $.36), which are exercisable until March 23, 2001.

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

                        ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         Cohen Agreements

             In September 1992, the Company entered into a one year consulting agreement with Leonard Cohen (the "September 1992 Cohen Agreement"). The September 1992 Cohen Agreement required that Mr. Cohen provide certain consulting services to the Company in exchange for the Company's issuing to Mr. Cohen 1,000,000 shares of common stock (the "September 1992 Cohen Shares"), 500,000 of which were issuable upon execution of the September 1992 Cohen Agreement and the remaining 500,000 shares of which were issuable upon Mr. Cohen completing 50 hours of consulting service to the Company. The Company issued the first 500,000 shares to Mr. Cohen in October 1992 and the remaining 500,000 shares to Mr. Cohen in February 1993. Further pursuant to the September 1992 Cohen Agreement, the Company granted to Mr. Cohen the option to acquire, at any time and from time to time through September 10, 1993 (which date has been extended through June 30, 2000), the option to acquire 3,000,000 shares of common stock of the Company at an exercise price of $.09 per share (which exercise price has been increased to $.16 per share) (the "September 1992 Cohen Options"). The fair value of these options are estimated to be $59,030 ($.0347 per option share) based upon a financial analysis of the terms of the options using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 20%; risk free interest rate of 6%. This amount has been charged to compensation expense at December 31, 1999 as it related to services previously provided. As of March 31, 2000, 2,800,000 of the September 1992 Cohen Options have been exercised for cash consideration of $386,000.

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

             In July 1994, in consideration for services related to the introduction, negotiation and execution of a distribution agreement the Company issued: (i) to Mr. Cohen, an additional 2,500,000 shares (the "April 1994 Cohen Shares") and (ii) to each of Elliot Bauer and Lee Rizzuto, 625,000 shares (the "Bauer and Rizzuto Shares") as well as options to acquire an additional 5,000,000 shares each at $.10 per share exercisable through May 1, 1996 (the "Bauer and Rizzuto Options"). Through March 31, 2000, 3,455,000 shares were issued pursuant to the exercise of the Bauer and Rizzuto Options for an aggregate exercise price of $240,000. Mr. Rizzuto sold all of his shares and all shares underlying his options. Pursuant to several amendments, the remaining Bauer options are exercisable through June 30, 2000 at an option

                        ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         Cohen Agreements (Continued)

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

         GloboMax Agreement

             On January 18, 1999, the Company entered into a consulting agreement with GloboMax LLC to provide services at hourly rates established by the contract to the Company's Investigational New Drug application submission and to perform all work that is necessary to obtain FDA approval. The contract was extended by mutual consent of both parties. The Company has incurred approximately $471,000 in services to GloboMax through March 31, 2000.

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

         Gallantar Agreement (Continued)

             Financial reporting of these options has been done pursuant to the Company's policy of following APB No. 25, and related interpretations, in accounting for its employee stock options. Accordingly, the following pro forma financial information is presented to reflect amortization of the fair value of the options.

                                                                          As
                                                                       Reported        Pro forma           As
                                                                    March 31,2000     Adjustment        Adjusted
                                                                    -------------     ----------        --------
              Net loss                                               $(2,054,420)      $(31,344)       $(2,085,764)
                                                                     ===========       ========        ===========

              Net loss per share                                          $(0.01)        $(0.00)           $(0.01)
                                                                          ======         ======            ======

             There were no other options outstanding that would require pro forma presentation.

         Harbor View Agreement

             On February 7, 2000, the Company entered into a consulting agreement with Harbor View Group, Inc. for past and future consulting services related to corporate structures, financial transactions, financial public relations and other matters through December 31, 2000.

             In connection with this agreement, the Company issued warrants to purchase 1,750,000 shares at an exercise price of $0.21 per share and warrants to purchase 1,750,000 shares at an exercise price of $0.26 per share until February 28, 2005. The fair value of the warrants is estimated to be $200,249 ($.057 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 90%; a risk free interest rate of 6% and an expected holding period of eleven months (the term of the consulting agreement).

             The Company has determined that $89,045 of the fair value relates to past services and, accordingly, has expensed this portion in the three months ended March 31, 2000. The remaining $111,204 is included in other current assets and will be amortized over the remaining term of the agreement.

         DISTRIBUTION AGREEMENTS

         The Company currently is a party to separate agreements with five different entities (the "Entities"), whereby the Company has granted exclusive rights to distribute Product R in the countries of China, Japan, Macao, Hong Kong, Taiwan, Mexico, Argentina, Bolivia, Paraguay,

                        ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         DISTRIBUTION AGREEMENTS (Continued)

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

         OTHER

         The Company has entered into an agreement with an unaffiliated third party to increase the square footage of its corporate and laboratory offices in Yonkers, New York (the "build-out"). The Company anticipates that the total expenses associated with the build-out would be approximately $400,000, of which $386,000 has been incurred as of March 31, 2000.


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

                        ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  CONVERTIBLE DEBENTURES (Continued)

         On January 19, 2000 and March 7, 2000 pursuant to notice by the holder, RBB, to the Company under the November Debenture, $1,122,500 and $377,500, respectively, of the principal amount of the November Debenture was converted into 8,252,746 and 1,887,500 shares of the common stock, respectively. As of March 7, 2000, the November Debenture was fully converted.

         In connection with the issuance of the November Debenture, the Company issued to RBB two warrants (the "November Warrants") to purchase Common Stock, each such November Warrant entitling the holder to purchase 375,000 shares of the Common Stock at any time and from time to time through October 31, 2008. The exercise price of the two November Warrants are $.20 and $.24 per warrant share, respectively. The fair value of the November warrants was estimated to be $48,000 ($.064 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 5.75% and an expected holding period of one year. This amount has been amortized to interest expense in the accompanying consolidated condensed financial statements.

         Based on the terms for conversion associated with the November Debenture, there is an intrinsic value associated with the beneficial conversion feature of $625,000. This amount has been recorded as interest expense in 1998.

         In August 1999, in order to finance further research and development, the Company entered into a securities purchase agreement to issue an aggregate of 20 units, each unit consisting of $100,000 principal amount of the Company's 7% convertible debenture (the "August Debenture") due August 3, 2009 to Focus Investors LLC ("Focus"). Accrued interest under the August Debenture is payable semi-annually, computed at the rate of 7% on the unpaid principal balance from the date of issuance until the date of the interest payment. No payment of the principal of the August Debenture may be made prior to the maturity date without the consent of the holder. The August Debenture is convertible, at the option of the holder, into shares of common stock. On January 19, 2000, February 17, 2000 and March 3, 2000 pursuant to notice by the holder, Focus, to the Company under the August Debenture, $300,000, $900,000 and $800,000, respectively, of the principal amount of the August Debenture was converted into 2,178,155, 6,440,735 and 5,729,967 shares of the common stock, respectively. As of March 3, 2000 the November Debenture was fully converted.

         In connection with the issuance of the August Debenture, the Company issued to Focus one warrant (the "August Warrant") to purchase Common Stock, such August Warrant entitling the holder to purchase 1,000,000 shares of the Common Stock at any time and from time to time through August 3, 2004. The exercise price of the August Warrant is $.2461 per warrant share. The fair value of the August Warrants was estimated to be $52,593 ($.0526 per warrant share) based upon a financial analysis of the terms of the warrant using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 5.75% and an expected holding period of five years. This amount has been amortized to interest expense in the accompanying consolidated condensed financial statements.

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

         On January 27, 2000, February 22, 2000, February 23, 2000, February 24, 2000 and February 29, 2000 pursuant to notice by the holder, Endeavour, to the Company under the December Debenture, $150,000, $135,000, $715,000, $785,000 and $200,000, respectively, of the principal amount of the December Debenture was converted into 1,105,435, 988,913, 5,149,035, 5,622,696 and 1,036,674 shares of the common stock, respectively. As of March 31, 2000, $15,000 of the December Debenture remained outstanding.

         In connection with the issuance of the first $1,000,000 of the December Debenture, the Company issued to Endeavour warrants (the December Warrants) to purchase Common Stock, such December Warrant entitling the holder to purchase 100,000 shares of the Common Stock at any time and from time to time through December 31, 2002. The exercise price of the December Warrant is $.19 per warrant share. The fair value of the December Warrants was estimated to be $4,285 ($.0429 per warrant share) based upon a financial analysis of the terms of the warrant using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 6% and an expected holding period of three years. This amount has been amortized to interest expense in the accompanying consolidated financial statements.

         Based on the terms for conversion associated with the first $1,000,000 of the December Debenture, there was an intrinsic value associated with the beneficial conversion feature of $357,143. This amount has been recorded as interest expense in 1999.

         In connection with the issuance of the second $1,000,000 of the December Debenture, the Company issued to Endeavour warrants (the December Warrants) to purchase Common Stock, such December Warrant entitling the holder to purchase 100,000 shares of the Common Stock at any time and from time to time through December 31, 2002. The exercise price of the December

                        ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  CONVERTIBLE DEBENTURES (Continued)

         Warrant is $.20 per warrant share. The fair value of the December Warrants was estimated to be $13,600 ($.136 per warrant share) based upon a financial analysis of the terms of the warrant using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 90%; a risk free interest rate of 6% and an expected holding period of three years. This amount has been amortized to interest expense in the accompanying consolidated financial statements.

         Based on the terms for conversion associated with the second $1,000,000 of the December Debenture, there was an intrinsic value associated with the beneficial conversion feature of $386,909. This amount has been recorded as interest expense in 2000.

         A summary of the outstanding convertible debentures is as follows:

                                                                                         March 31,    December 31,
                                                                                           2000           1999
                                                                                           ----           ----

              Unpaid principal balance of November debenture                              $     -      $1,500,000
              Unpaid principal balance of August debenture                                      -       2,000,000
              Unpaid principal balance of December debenture                               15,000       1,000,000
                                                                                          -------      ----------
                                                                                           15,000       4,500,000
              Less unamortized discount                                                         -          53,371
                                                                                          -------      ----------
              Convertible debentures, net                                                 $15,000      $4,446,629
                                                                                          =======      ==========


NOTE 4.  SECURITIES PURCHASE AGREEMENTS

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

                        ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 4.  SECURITIES PURCHASE AGREEMENTS (Continued)

         Pursuant to a securities purchase agreement with Harbor View Group and other various purchasers, dated February 16, 2000, the Company received $3,000,000 on March 9, 2000 in exchange for 13,636,357 shares of common stock. As of March 31, 2000, these shares had not yet been issued; accordingly, the $3,000,000 has been reported as a separate line item ("Common stock to be issued") in the long-term liabilities section of the accompanying consolidated condensed balance sheet.

         Additionally, in connection with the above described securities purchase agreement, the Company issued warrants to purchase an aggregate of 5,454,544 shares of common stock. Fifty percent (50%) of the warrants are exercisable at $0.275 per share and fifty percent (50%) of the warrants are exercisable at $0.33 per share, until February 28, 2005. The fair value of these warrants was estimated to be $1,582,734 ($0.295 and $0.285 per warrant share) based upon a financial analysis of the terms of the warrant using the Black-Sholes Pricing Model with the following assumptions; expected volatility of 90%; a risk free interest rate of 6% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated condensed financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and the related Notes to Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

OVERVIEW

         Since our inception in July 1985, ADVR has been engaged primarily in research and development activities. We have not yet generated significant operating revenues, and as of March 31, 2000 we had incurred a cumulative net loss of approximately $21,780,000. Our ability to generate substantial operating revenue depends upon our success in gaining FDA approval for the commercial use and distribution of Product R (the prior formulation of which was known as "Reticulose"). All of our research and development efforts have been devoted to the development of Product R.

         In order to commence clinical trials for regulatory approval of Product R in the United States, we must submit an Investigational New Drug application
(IND) with the FDA. Filings with foreign regulatory agencies are required to continue or begin new clinical trials outside the United States. We have recently contracted with GloboMax LLC of Hanover, Maryland to assist us in our preparation and filing of the IND with the FDA, and to otherwise assist us through the FDA process with the objective of obtaining full approval for the manufacture and commercial distribution of Product R in the United States. The IND will seek approval to conduct a study testing the effectiveness of Product R on human subjects with AIDS and other diseases. In the IND we intend to include, among other things:

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

RESULTS OF OPERATIONS

         For the three month periods ended March 31, 2000 and March 31, 1999, we incurred losses of approximately $2,054,000 ($0.01 per share) and $910,000 ($0.00 per share). Our increased losses were attributable primarily to:

         General and Administrative Expense. Our increased losses during the three months ended March 31, 2000 are principally due to increased general and administrative expense (approximately $755,000 for the three months ended March 31, 2000 vs. $438,000 for the three months ended March 31, 1999). Included in the general and administrative expenses are:

              o an increase in consulting and professional fees of approximately $182,000 ($327,000 for the three months ended March 31, 2000 vs. $145,000 for the three months ended March 31, 1999) attributable to the engagement of an investor relations firm and a consulting agreement with Harbor View Group;

              o an increase in payroll and related expenses of approximately $90,000 ($236,000 for the three months ended March 31, 2000 vs. $146,000 for the three months ended March 31, 1999) attributable to increased employee and officer salaries and the addition of a Chief Financial Officer position; and

              o SEC filing fees of approximately $40,000 for the three months ended March 31, 2000 vs. $0 filing fees paid during the three months ended March 31, 1999.

         Depreciation Expense. Our increased losses during the three months ended March 31, 2000 are also due to increased depreciation expense (approximately $68,000 for the three months ended March 31, 2000 vs. $37,000 for the three months ended March 31, 1999) due to the purchase of additional machinery and equipment and leasehold improvements.

         Interest Income (Expense). Our increased losses during the three months ended March 31, 2000 are also due to increased interest expense (approximately $564,000 for the three months ended March 31, 2000 vs. $95,000 for the three months ended March 31, 1999). Interest income for the three months ended March 31, 2000 was approximately $25,000 vs $16,000 for the three months ended March 31, 1999. Included in the interest expense are:

              o amortization of loan costs and other interest expense (as reduced by other items previously accrued at year end) of approximately $57,000 for the three months ended March 31, 2000 vs. $26,000 for the three months ended March 31, 1999;

              o beneficial conversion feature on certain convertible debentures of approximately $387,000 for the three months ended March 31, 2000 vs. $0 for the three months ended March 31, 1999;

              o amortization of discount on certain warrants of approximately $120,000 for the three months ended March 31, 2000 vs. $37,000 for the three months ended March 31, 1999.

         Research and Development Expense. Our increased losses during the three months ended March 31, 2000 are also due to an increase in research and development expenses of approximately $337,000 (approximately $695,000 for the three months ended March 31, 2000 vs. $358,000 for the three months ended March 31, 1999). Included in the research and development expenses are:

              o consulting expenses payable to GloboMax LLC, a firm assisting us with the preparation and filing of the IND, of approximately $268,000 for the three months ended March 31, 2000 vs. $0 for the three months ended March 31, 1999; and

              o expenditures in connection with the drug approval process in Argentina of approximately $45,000 for the three months ended March 31, 2000 vs. $0 for the three months ended March 31, 1999.

         Revenues. We had sales of approximately $3,000 for the three months ended March 31, 2000 vs. $2,000 for the three months ended March 31, 1999. All sales during these periods were to distributors purchasing Product R for testing purposes.

LIQUIDITY

         As of March 31, 2000, we had current assets of approximately $4,281,000, compared to approximately $916,000 at December 31, 1999. We had total assets of approximately $6,529,000 and $2,862,000 at March 31, 2000 and December 31, 1999, respectively. The increase in current and total assets was primarily attributable to proceeds received from the sale of securities and the exercise of outstanding options (please refer to Statement of Stockholders Equity contained in the Consolidated Condensed Financial Statements and the related Notes to Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q).

         On March 31, 2000, we filed a shelf registration for 200 million shares of our common stock (the "Shelf"), all of which remain available for issuance.

         During the three months ended March 31, 2000, we used cash of approximately $1,168,000 for operating activities, as compared to approximately $891,000 for the three months ended March 31, 1999. During the three months ended March 31, 2000, we:

              o expended approximately $236,000 for payroll and related costs during the three months ended March 31, 2000;

              o incurred non-cash expenses of approximately $387,000 relating to amortization of deferred interest associated with the beneficial conversion feature of the second tranche of the December 1999 convertible debentures;

              o expended approximately $215,000 for professional and consulting fees during the three months ended March 31, 2000;

              o incurred non-cash expenses relating to amortization of loan costs and discount on warrants relating to convertible debentures issued in 1998, 1999 and 2000 of approximately $106,000 and $120,000, respectively; and

              o incurred non-cash expenses of approximately $112,000 relating to the issuance of warrants for consulting services.

         During the three months ended March 31, 2000, cash flows provided by financing activities was primarily due to the proceeds from the sale of convertible debentures, sale of common stock and exercise of options in 1999 and 2000 of approximately $4,800,000. During the three months ended March 31, 2000, cash flow used for investing activities were for expenditures of approximately $365,000 for leasehold improvements and furniture and equipment at our Yonkers, New York office.

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

         Under the terms of a securities purchase agreement with Endeavour Capital Fund S.A. dated December 28, 1999 and related documents thereto pursuant to which Endeavour purchased 7% convertible debentures and related warrants, we were required to file with the Commission a registration statement to register shares of the common stock issuable upon conversion of the debentures (together with interest on the debentures, which is payable in common stock on conversion) and upon and upon exercise of the warrants to allow the purchaser to resell such common stock to the public. The purchase agreement provides that, if the registration statement is not declared effective prior to April 1, 2000, or if the purchaser is restricted from making sales of registrable securities covered by a previously effective registration statement at any time after the effective date other than during a permitted suspension period (as defined in the agreement), then, we will be required to pay the purchaser $40,000 (2% of the purchase price) for each 30-day period of such default (except that, prior to the initial effectiveness of this registration statement, the amount will be $30,000 (1.5% of the purchase price) during the first two 30-day periods of such default). The registration statement was declared effective by the Commission on January 18, 2000.

         In February 2000 pursuant to a securities purchase agreement, we sold to Harbor View Group and various other purchasers 13,636,357 shares of common stock, and warrants to purchase an aggregate of 5,454,544 shares of common stock in a private offering transaction. Under the terms of the agreement, we are required to use our best efforts to file a registration statement to register the securities issued or issuable in connection with the agreement by May 31, 2000.

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


                    Gross                          Convertible /         Conversion Price /        Maturity Date /
Date Issued         Proceeds      Security Issued  Exercisable Into      Exercise Price            Expiration Date
-----------         --------      ---------------  ----------------      --------------            ---------------
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

August 1997         $3,000,000    Debenture        17,577,354 shares     $0.13-0.23 per share      Fully converted
                                  Warrants         1,800,000 shares      $0.20-0.27 per share      August 30, 2007

November 1998       $1,500,000    Debenture        10,130,246 shares     $0.1363-$.2011 per share  Fully converted
                                  Warrants         375,000 shares        $0.20 per share           October 31, 2008
                                                   375,000 shares        $0.24 per share

January 1999        $802,500      Common Stock     4,917,276 shares      n/a                       n/a
                                  Warrants         1,183,394 shares      $0.2040 per share         December 31, 2003
                                                   1,183,394 shares      $0.2448 per share

July 1999           $500,000      Common Stock     1,851,852 shares      n/a                       n/a
                                  Warrants         463,264 shares        $0.324 per share          June 30, 2004
                                                   463,264 shares        $0.378 per share

August 1999         $2,000,000    Debentures       14,348,847 shares     $0.1396-$.1438 per share  Fully converted
                                  Warrants         1,000,000 shares      $0.2461 per share         August 3, 2004

December 1999       $2,000,000    Debentures       13,894,193 shares(1)  $0.1363-.1929 per share   December 31, 2004
and January 2000                  Warrants         210,000 shares        $0.19916667 per share     December 31, 2002

February 2000       $3,000,000    Common Stock     13,636,957 shares     n/a                       n/a
                                  Warrants         2,727,272 shares      $0.275 per share          February 28, 2005
                                                   2,727,272 shares      $0.33 per share

----------
(1) Represents 13,842,753 shares of common stock issued in January and February 2000 upon the conversion of $1,985,000 principal amount of the convertible debentures, plus an additional 51,440 shares issuable upon conversion of the remaining $15,000 principal amount, excluding interest, assuming an applicable conversion price of $0.2916, based on the average of the high and low bid price of our common stock on May 9, 2000.

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

         On January 19 and March 7, 2000, pursuant to notice by RBB, $1,122,500 and $377,500 principal amount of the November 1998 debenture was converted into 8,252,746 and 1,877,500 shares of common stock, respectively. As of March 7, 2000, the November 1998 debenture was fully converted.

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

         The fair value of the warrants issued in connection with the convertible debenture was estimated to be $48,000 ($0.064 per warrant) based upon a financial analysis of the terms of such warrants using the Black-Sholes pricing model with the following assumptions: expected volatility of 20%; a risk free interest rate of 5.75% and an expected holding period of one year. This amount has been amortized in the accompanying consolidated financial statements as interest expense related to the convertible debenture.

         Harbor View Group, Inc., et al.: In December 1998 pursuant to a securities purchase agreement, we sold to Harbor View Group, Inc. and various other purchasers 4,917,276 shares of common stock, and warrants to purchase an aggregate of 2,366,788 shares of common stock, including (x) warrants to purchase an aggregate of 1,966,788 shares of common stock and (y) a finder's fee paid to Harbor View Group consisting of two warrants to purchase an aggregate 400,000 shares of common stock, in a private offering transaction pursuant to
Section 4(2) of the Securities Act, for an aggregate purchase price of $802,500. Of the $802,500 purchase price, $600,000 was received on December 31, 1998, and $202,500 was received in January 1999. The warrants entitle the holders to purchase an aggregate of 1,183,394 shares of common stock at an exercise price of $0.2040 per share, and 1,183,394 shares at an exercise price of $0.2448 per share. The warrants are exercisable at any time and from time to time until December 31, 2003. Each warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of the date of this report, warrants to purchase 245,098 shares of common stock had been exercised.

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

         Focus Investors LLC: Pursuant to a securities purchase agreement dated August 3,1999 in a private offering transaction under Section 4(2) of the Securities Act, we sold to Focus Investors LLC an aggregate of 20 units for an aggregate gross purchase price of $2 million, each unit consisting of $100,000 principal amount of our ten-year 7% convertible debentures due August 3, 2009, and series W warrants to purchase 50,000 shares of our common stock exercisable until August 3, 2004. Accrued interest under the convertible debentures is payable semiannually, computed at the rate of 7% per annum on the unpaid principal balance from the date of issuance until the date of interest payment. The convertible debentures are convertible, at the option of the holder, into shares of common stock pursuant to a specified formula. The actual number of shares of common stock issued or issuable upon conversion of the convertible debentures is subject to adjustment and could be materially less or more than the above estimated amount, depending upon the future market price of the common stock and the potential conversion of accrued interest into shares of common stock. On January 19, February 17, and March 3, 2000, pursuant to notice by Focus Investors, $300,000,

$900,000, and $800,000 principal amount of the Focus debentures was converted into 2,178,155, 6,440,725 and 5,729,967 shares of common stock, respectively. As of March 3, 2000, the debenture was fully converted.

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

         The fair value of the warrants issued as of August 3, 1999 in connection with the securities purchase agreement was estimated to be $52,953 ($0.0526 per warrant) based upon a financial analysis of the terms of such warrants using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 20%, and a risk free interest rate of 5.75% through the June 30, 2004 expiration date. This amount has been amortized to interest expense in the accompanying consolidated financial statements.

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

         The fair value of the warrants issued as of December 28, 1999 in connection with the securities purchase agreement was estimated to be $4,285 ($0.0429 per warrant) based upon a financial analysis of the terms of such warrants using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 20%, and a risk free interest rate of 6% through the December 31, 2002 expiration date. This amount has been amortized to interest expense in the accompanying consolidated financial statements.

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

         The fair value of the second tranche of warrants issued in January 2000 in connection with the securities purchase agreement was estimated to be $13,600 ($0.0136 per warrant) based upon a financial analysis of the terms of such warrants using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 90%, and a risk free interest rate of 6% through the December 31, 2002 expiration date. This amount has been amortized to interest expense in the accompanying consolidated financial statements.

         On January 27, February 22, 23, 24, and 29, 2000 pursuant to notice by Endeavour Capital Fund, $150,000, $135,000, $715,000, $785,000 and $200,000
principal amount of the Endeavour debentures was converted into 1,105,435, 988,913, 5,149,035, 5,622,696 and 1,036,674 shares of common stock, respectively. As of March 27, 2000, $15,000 of the principal amount of the debenture remained unconverted.

         Harbor View Group, Inc. On February 7, 2000 pursuant to a consulting agreement with Harbor View Group, we issued to Harbor View warrants to purchase 1,750,000 shares at an exercise price of $0.21 per share, and warrants to purchase 1,750,000 shares at an exercise price of $0.26 per share, until February 28, 2005, in exchange for consulting services provided or to be provided to us. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of the date of this report, none of these warrants had been exercised.

         The fair value of the warrants is estimated to be $200,249 ($.057 per warrant) based upon a financial analysis of the terms of the warrant using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 90%; a risk free interest rate of 6% and an expected holding period of eleven months (the term of the consulting agreement). We have determined that $89,045 of the fair value relates to past services and, accordingly, we have expensed this portion in the three months ended March 31, 2000. The remaining $111,204 is included in other current assets and will be amortized over the remaining term of the agreement.

         Harbor View Group, Inc., et al. In February 2000 pursuant to a securities purchase agreement, we sold to Harbor View Group and various other purchasers 13,636,357 shares of common stock, and warrants to purchase an aggregate of 5,454,544 shares of common stock in a private offering transaction pursuant to Section 4(2) of the Securities Act, for an aggregate purchase price of $3,000,000. Half of the warrants are exercisable at $0.275 per share, and half of the warrants are exercisable at $0.33 per share, until February 28, 2005. Each warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of the date of this report, none of these warrants had been exercised.

         The fair value of the warrants issued as of February 16, 2000 in connection with the securities purchase agreement was estimated to be $1,582,734 ($0.290 per warrant) based upon a financial analysis of the terms of such warrants using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 90%, and a risk free interest rate of 6% through the February 28, 2005 expiration date. This amount is being amortized to interest expense in the accompanying consolidated financial statements.

PROJECTED EXPENSES

         During the next 12 months, we expect to spend approximately $9,000,000, approximately $4,000,000 of which was raised during the first quarter of fiscal 2000, on research and development related activities, including approximately:

             o    $4,000,000 for operating expenses;

             o $2,250,000 for the submission of the IND for Product R to the FDA in connection with GloboMax's project management services for the pre-clinical development and IND submission of Product R to the FDA, the development of standard operating procedures and validation protocol for the preparation and manufacture of Product R, and toxicology studies of Product R;

             o $1,500,000 for capital expenditures for leasehold improvements and equipment at our Yonkers, New York office relating to additional laboratories and manufacturing and production facilities for Product R; and

             o    $1,250,000 for additional personnel.

         We anticipate that we can continue operations through September 2000 with our current liquid assets, including the proceeds from the recent sale of the convertible debenture and other securities if no stock options or warrants are exercised nor additional securities sold. If all of the outstanding stock options and warrants are exercised, we will receive net proceeds of approximately $15.0 million. Those proceeds will contribute to general and administrative and working capital and will permit us to substantially increase our budget for research and development and clinical trials and testing and to operate at significantly increased levels of operation, assuming Product R receives approvals and prospects for sales increase to justify such increased levels of operation. The recent prevailing market price for shares of common stock has from time to time been above the exercise prices of certain of the outstanding options and warrants. As such, recent trading levels may not be sustained nor may any additional options or warrants be exercised. If less than 40% or none of the outstanding options and warrants are exercised, and we obtain no other additional financing, in order for us to achieve the level of operations contemplated by management, management anticipates that we will have to limit intentions to expand operations beyond current levels.

         We anticipate that we will be required to sell additional securities to obtain the funds necessary to further our research and development activities. We are currently seeking debt financing, licensing agreements, joint ventures and other sources of financing, but the likelihood of obtaining such financing on favorable terms is uncertain. Management anticipates that they will have to defer their salaries if financing is not available in order to continue operations,. Management does not believe that, at present, debt or equity financing will be readily obtainable on favorable terms unless and until FDA approval for phase I clinical testing is granted. Because of the large uncertainties involved in the FDA approval process for commercial drug use on humans, it is possible that we may never be able to sell Product R commercially.

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

         Year 2000 problems could affect our research and development, financial, administrative and communication operations. Systems critical to our business which were identified as non-Year 2000 compliant were either replaced or corrected through programming modifications. In addition, the project team looked at Year 2000 readiness from other aspects of our business. We remediated and replaced systems as needed and have been successfully testing and verifying our modifications. In addition to our in-house efforts, we have asked vendors, major customers, service suppliers, communications providers and banks whose systems failures potentially could have a significant impact on our operations to verify their Year 2000 readiness. To date, we have not encountered any significant effects related to the Year 2000 and we do not anticipate that any unforeseen Year 2000 problems will have a material effect on our results of operations or financial condition.

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

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

              None.

Item 2.       Changes in Securities and Use of Proceeds

         Pursuant to a securities purchase agreement dated February 16, 2000 in a private offering transaction under Section 4(2) of the Securities Act, we sold to Harbor View Group, Inc. and various other purchasers 13,636,357 shares of common stock, and warrants to purchase an aggregate of 5,454,544 shares of common stock for an aggregate purchase price of $3,000,000. Half of the warrants are exercisable at $0.275 per share, and half of the warrants are exercisable at $0.33 per share, until February 28, 2005. Each warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of the date of this report, none of these warrants had been exercised.

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

         During the three months ended March 31, 2000, the following securities were issued:

     o 3,552,500 shares of common stock pursuant to the exercise of outstanding options at exercise prices ranging from $.14 to $.36 per share;

     o 1,245,098 shares of common stock pursuant to the exercise of outstanding warrants at exercise prices ranging from $.2040 to $.2461 per share;

     o 38,391,856 shares of common stock pursuant to the conversion of convertible debentures at common stock prices ranging from $.14 to $.20 per share.

Item 3.       Defaults Upon Senior Securities

              None.

Item 4.       Submission of Matters to Vote of Security Holders

              During the third quarter ended March 31, 2000, no matters were submitted to a vote of security holders of the Registrant, through the solicitation of proxies or otherwise.

Item 5.       Other Information

              None.

Item 6.       Exhibits and Reports on Form 8-K

         (1)  Exhibits.

              Number           Description

               27.1            Financial Data Schedule (for SEC use only)

         (2)  Reports on Form 8-K.

              During the three-month period ending March 31, 2000, no Current Reports on Form 8-K were filed.


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ADVANCED VIRAL RESEARCH CORP.

Date: May 12, 2000                 By: /s/ Alan V. Gallantar
                                       ---------------------
                                   Alan V. Gallantar, Chief Financial Officer


                                   By: /s/ Shalom Z. Hirschman
                                       -----------------------
                                   Shalom Z. Hirschman, President and Chief
                                   Executive Officer