Form 10-Q
period 2000-06-30
ADVANCED VIRAL RESEARCH CORP
filed 2000-08-15
CIK 786623

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2000

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

     The number of shares outstanding of the issuer's common stock, par value $.00001 per share as of August 10, 2000 was 360,681,465.


                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION (UNAUDITED).......................................................................1

Item 1.        Financial Statements...............................................................................1

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations.........................................................................28

Item 3.        Quantitative and Qualitative Disclosures about Market Risk........................................40


PART II.  OTHER INFORMATION......................................................................................40

Item 1.        Legal Proceedings.................................................................................40

Item 2.        Changes in Securities and Use of Proceeds.........................................................41

Item 3.        Defaults Upon Senior Securities...................................................................41

Item 4.        Submission of Matters to Vote of Security Holders.................................................41

Item 5.        Other Information.................................................................................41

Item 6.        Exhibits and Reports on Form 8....................................................................42

                    PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1.       Financial Statements

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                         Condensed
                                                                                           from
                                                                                          Audited
                                                                                         Financial
                                                                                        Statements
                                                                        June 30,       December 31,
                                                                          2000             1999
                                                                          ----             ----
                                                                       (Unaudited)
                                        ASSETS
                                        ------
Current Assets:
   Cash and cash equivalents                                          $  2,571,008    $    836,876
   Inventory                                                                19,729          19,729
   Other current assets                                                    119,654          59,734
                                                                      ------------    ------------
         Total current assets                                            2,710,391         916,339

Property and Equipment                                                   1,704,922       1,375,923

Other Assets                                                               594,362         569,312
                                                                      ------------    ------------
         Total assets                                                 $  5,009,675    $  2,861,574
                                                                      ============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                  -------------------------------------------------
Current Liabilities:
   Accounts payable and accrued liabilities                           $    547,478    $    728,872
   Current portion of capital lease obligation                              52,540          50,315
   Current portion of note payable                                          20,070          19,095
                                                                      ------------    ------------
         Total current liabilities                                         620,088         798,282
                                                                      ------------    ------------

Long-Term Liabilities:
   Convertible debenture, net                                               15,000       4,446,629
   Capital lease obligation - non-current portion                          125,261         152,059
   Note payable - non-current portion                                       69,209          77,964
                                                                      ------------    ------------
        Total long-term liabilities                                        209,470       4,676,652
                                                                      ------------    ------------

Commitments and Contingencies                                                   --              --

Stockholders' Equity (deficiency):
   Common stock; 1,000,000,000 shares of $.00001 par value
      authorized, 360,914,200 and 303,472,035
      shares issued and outstanding                                          3,608           3,034
   Additional paid-in capital                                           29,145,187      17,537,333
   Deficit accumulated during the development stage                    (23,116,086)    (19,725,238)
   Discount on warrants                                                 (1,852,592)       (428,489)
                                                                      ------------    ------------
         Total stockholders' equity (deficiency)                         4,180,117      (2,613,360)
                                                                      ------------    ------------
         Total liabilities and stockholders' equity (deficiency)      $  5,009,675    $  2,861,574
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


                                                ADVANCED VIRAL RESEARCH CORP.
                                                (A Development Stage Company)

                                       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                                                                                                      Inception
                                                                                                    (February 20,
                                       Three Months Ended                 Six Months Ended            1984) to
                                            June 30,                          June 30,                 June 30,
                                      2000            1999             2000             1999            2000
                                      ----            ----             ----             ----            ----
Revenues                        $       1,933    $       2,191    $       4,961    $       4,590    $     210,889
                                -------------    -------------    -------------    -------------    -------------

Costs and Expenses:
   Research and development           588,027          409,464        1,283,102          767,380        6,612,506
   General and administrative         610,402          498,529        1,365,825          936,932       10,925,277
   Depreciation                        76,209           58,949          143,969           96,056          690,192
                                -------------    -------------    -------------    -------------    -------------
                                    1,274,638          966,942        2,792,896        1,800,368       18,227,975
                                -------------    -------------    -------------    -------------    -------------

Loss from Operations               (1,272,705)        (964,751)      (2,787,935)      (1,795,778)     (18,017,086)
                                -------------    -------------    -------------    -------------    -------------

Other Income (Expense):
   Interest income                     49,628            5,680           74,591           21,489          676,632
   Other income                            --               --               --               --          120,093
   Interest expense                  (113,351)        (216,965)        (677,504)        (311,543)      (5,895,725)
                                -------------    -------------    -------------    -------------    -------------
                                      (63,723)        (211,285)        (602,913)        (290,054)      (5,099,000)
                                -------------    -------------    -------------    -------------    -------------

Net Loss                        $  (1,336,428)   $  (1,176,036)   $  (3,390,848)   $  (2,085,832)   $ (23,116,086)
                                =============    =============    =============    =============    =============

Net Loss Per Share of Common
   Stock - Basic and Diluted    $        (.00)   $        (.00)   $        (.01)   $        (.01)
                                =============    =============    =============    =============


Weighted Average Number of
   Common Shares Outstanding      328,713,278      298,881,545      328,713,278      298,881,545
                                =============    =============    =============    =============

           See notes to consolidated condensed financial statements.



                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2000


                                                                            Common Stock                                Deficit
                                                                            ------------                              Accumulated
                                                                  Amount                                Additional    during the
                                                                   Per                                   Paid-In      Development
                                                                  Share        Shares        Amount      Capital         Stage
                                                                  -----        ------        ------      -------         -----
Balance, inception (February 20, 1984) as previously reported                       --    $     1,000  $          --    $ (1,000)

Adjustment for pooling of interests                                                 --         (1,000)         1,000          --
                                                                         -------------    -----------  -------------    --------

Balance, inception, as restated                                                     --             --          1,000      (1,000)

   Net loss, period ended December 31, 1984                                         --             --             --     (17,809)
                                                                         -------------    -----------  -------------    --------

Balance, December 31, 1984                                                          --             --          1,000     (18,809)

   Issuance of common stock for cash                            $  .00     113,846,154          1,138            170          --
   Net loss, year ended December 31, 1985                                           --             --             --     (25,459)
                                                                         -------------    -----------  -------------    --------

Balance, December 31, 1985                                                 113,846,154          1,138          1,170     (44,268)

   Issuance of common stock - public offering                      .01      40,000,000            400        399,600          --
   Issuance of underwriter's warrants                                               --             --            100          --
   Expenses of public offering                                                      --             --       (117,923)         --
   Issuance of common stock, exercise of "A" warrants              .03         819,860              9         24,587          --
   Net loss, year ended December 31, 1986                                           --             --             --    (159,674)
                                                                         -------------    -----------  -------------    --------

Balance, December 31, 1986                                                 154,666,014          1,547        307,534    (203,942)
                                                                         -------------    -----------  -------------    --------

           See notes to consolidated condensed financial statements.



                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2000


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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2000


                                                                            Common Stock                                 Deficit
                                                                            ------------                               Accumulated
                                                                 Amount                                 Additional      during the
                                                                  Per                                    Paid-In       Development
                                                                 Share         Shares        Amount      Capital          Stage
                                                                 -----         ------        ------      -------          -----
Balance, December 31, 1990                                                    200,299,882   $ 2,003    $ 1,845,992     $ (1,200,915)

   Issuance of common stock, exercise of "B" warrants            $  .05            11,400         -            420                -
   Issuance of common stock, exercise of "C" warrants               .08             2,500         -            200                -
   Issuance of common stock, exercise of underwriters warrants     .012         3,760,000        38         45,083                -
   Net loss, year ended December 31, 1991                                               -         -              -         (249,871)
                                                                            -------------   -------    -----------     -------------

Balance, December 31, 1991                                                    204,073,782     2,041      1,891,695       (1,450,786)

   Issuance of common stock, for testing                          .0405        10,000,000       100        404,900                -
   Issuance of common stock, for consulting services               .055           500,000         5         27,495                -
   Issuance of common stock, exercise of "B" warrants               .05         7,458,989        75        372,875                -
   Issuance of common stock, exercise of "C" warrants               .08         5,244,220        52        419,487                -
   Expenses of stock issuance                                                                               (7,792)
   Net loss, year ended December 31, 1992                                               -         -              -         (839,981)
                                                                            -------------   -------    -----------     -------------

Balance, December 31, 1992                                                    227,276,991     2,273      3,108,660       (2,290,767)

   Issuance of common stock, for consulting services               .055           500,000         5         27,495                -
   Issuance of common stock, for consulting services                .03         3,500,000        35        104,965                -
   Issuance of common stock, for testing                           .035         5,000,000        50        174,950                -
   Net loss, year ended December 31, 1993                                               -         -              -         (563,309)
                                                                            -------------   -------    -----------     -------------

Balance, December 31, 1993                                                    236,276,991     2,363      3,416,070       (2,854,076)
                                                                            -------------   -------    -----------     -------------

           See notes to consolidated condensed financial statements.



                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2000



                                                            Common Stock                                      Deficit
                                                            ------------                                    Accumulated
                                                    Amount                         Additional               during the    Deferred
                                                      Per                            Paid-In  Subscription  Development Compensation
                                                     Share     Shares     Amount     Capital   Receivable      Stage        Cost
                                                     -----     ------     ------     -------   ----------      -----        ----
Balance, December 31, 1993                                  236,276,991 $ 2,363  $ 3,416,070        $ -    $ (2,854,076)      $ -

   Issuance of common stock, for consulting services  $.05    4,750,000      47      237,453          -               -         -
   Issuance of common stock, exercise of options       .08      400,000       4       31,996          -               -         -
   Issuance of common stock, exercise of options       .10      190,000       2       18,998          -               -         -
   Net loss, year ended December 31, 1994                             -       -            -          -        (440,837)        -
                                                            ----------- -------  -----------    -------    ------------     -----

Balance, December 31, 1994                                  241,616,991   2,416    3,704,517          -      (3,294,913)        -
                                                                                                      -
   Issuance of common stock, exercise of options       .05    3,333,333      33      166,633          -               -         -
   Issuance of common stock, exercise of options       .08    2,092,850      21      167,407          -               -         -
   Issuance of common stock, exercise of options       .10    2,688,600      27      268,833          -               -         -
   Issuance of common stock, for consulting services   .11    1,150,000      12      126,488          -               -         -
   Issuance of common stock, for consulting services   .14      300,000       3       41,997          -               -         -
   Net loss, year ended December 31, 1995                             -       -            -          -        (401,884)        -
                                                            ----------- -------  -----------    -------    ------------     -----

Balance, December 31, 1995                                  251,181,774   2,512    4,475,875          -      (3,696,797)        -
                                                            ----------- -------  -----------    -------    ------------     -----

           See notes to consolidated condensed financial statements.


                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2000



                                                             Common Stock                                    Deficit
                                                             ------------                                  Accumulated
                                                   Amount                          Additional               during the    Deferred
                                                     Per                            Paid-In   Subscription  Development Compensation
                                                    Share    Shares      Amount     Capital    Receivable      Stage        Cost
                                                    -----    ------      ------     -------    ----------      -----        ----
Balance, December 31, 1995                                 251,181,774  $ 2,512  $ 4,475,875    $      -  $ (3,696,797)  $       -

   Issuance of common stock, exercise of options    $  .05   3,333,334       33      166,634           -             -           -
   Issuance of common stock, exercise of options       .08   1,158,850       12       92,696           -             -           -
   Issuance of common stock, exercise of options       .10   7,163,600       72      716,288           -             -           -
   Issuance of common stock, exercise of options       .11     170,000        2       18,698           -             -           -
   Issuance of common stock, exercise of options       .12   1,300,000       13      155,987           -             -           -
   Issuance of common stock, exercise of options       .18   1,400,000       14      251,986           -             -           -
   Issuance of common stock, exercise of options       .19     500,000        5       94,995           -             -           -
   Issuance of common stock, exercise of options       .20     473,500        5       94,695           -             -           -
   Issuance of common stock, for services rendered     .50     350,000        3      174,997           -             -           -
   Options granted                                                   -        -      760,500           -             -    (473,159)
   Subscription receivable                                           -        -            -     (19,000)            -           -
   Net loss, year ended December 31, 1996                            -        -            -           -    (1,154,740)          -
                                                           -----------   ------  -----------    --------  ------------   ---------

Balance, December 31, 1996                                 267,031,058    2,671    7,003,351     (19,000)   (4,851,537)   (473,159)
                                                           -----------   ------  -----------    --------  ------------   ---------


           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2000



                                                             Common Stock                                     Deficit
                                                             ------------                                   Accumulated
                                                    Amount                         Additional               during the    Deferred
                                                      Per                           Paid-In   Subscription Development  Compensation
                                                     Share    Shares      Amount    Capital    Receivable     Stage         Cost
                                                     -----    ------      ------    -------    ----------     -----         ----
Balance, December 31, 1996                                 267,031,058  $ 2,671  $ 7,003,351   $ (19,000) $ (4,851,537) $ (473,159)

   Issuance of common stock, exercise of options     $.08    3,333,333       33      247,633           -             -           -
   Issuance of common stock, conversion of debt       .20    1,648,352       16      329,984           -             -           -
   Issuance of common stock, conversion of debt       .15      894,526        9      133,991           -             -           -
   Issuance of common stock, conversion of debt       .12    2,323,580       23      269,977           -             -           -
   Issuance of common stock, conversion of debt       .15    1,809,524       18      265,982           -             -           -
   Issuance of common stock, conversion of debt       .16      772,201        8      119,992           -             -           -
   Issuance of common stock, for services rendered    .41       50,000        -       20,500           -             -           -
   Issuance of common stock, for services rendered    .24      100,000        1       23,999           -             -           -
   Beneficial conversion feature, February debenture                 -        -      413,793           -             -           -
   Beneficial conversion feature, October debenture                  -        -    1,350,000           -             -           -
   Warrant costs, February debenture                                 -        -       37,242           -             -           -
   Warrant costs, October debenture                                  -        -      291,555           -             -           -
   Amortization of deferred compensation cost                        -        -            -           -             -     399,322
   Imputed interest on convertible debenture                         -        -        4,768           -             -           -
   Net loss, year ended December 31, 1997                            -        -            -           -    (4,141,729)          -
                                                           -----------   ------  -----------    --------   -----------    --------

Balance, December 31, 1997                                 277,962,574    2,779   10,512,767     (19,000)   (8,993,266)    (73,837)
                                                           -----------   ------  -----------    --------   -----------    --------

           See notes to consolidated condensed financial statements.


                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2000



                                                            Common Stock                                     Deficit
                                                            ------------                                   Accumulated
                                                    Amount                       Additional                during the     Deferred
                                                      Per                         Paid-In    Subscription  Development  Compensation
                                                     Share    Shares     Amount   Capital     Receivable      Stage         Cost
                                                     -----    ------     ------   -------     ----------      -----         ----
Balance, December 31, 1997                                 277,962,574  $2,779  $10,512,767   $ (19,000)   $(8,993,266) $ (73,837)

   Issuance of common stock, exercise of options     $.12      295,000       3       35,397           -              -          -
   Issuance of common stock, exercise of options      .14      500,000       5       69,995           -              -          -
   Issuance of common stock, exercise of options      .16      450,000       5       71,995           -              -          -
   Issuance of common stock, exercise of options      .20       10,000       -        2,000           -              -          -
   Issuance of common stock, exercise of options      .26      300,000       3       77,997           -              -          -
   Issuance of common stock, conversion of debt       .13    1,017,011      10      132,990           -              -          -
   Issuance of common stock, conversion of debt       .14    2,512,887      25      341,225           -              -          -
   Issuance of common stock, conversion of debt       .15    5,114,218      51      749,949           -              -          -
   Issuance of common stock, conversion of debt       .18    1,491,485      15      274,985           -              -          -
   Issuance of common stock, conversion of debt       .19    3,299,979      33      619,967           -              -          -
   Issuance of common stock, conversion of debt       .22    1,498,884      15      335,735           -              -          -
   Issuance of common stock, conversion of debt       .23    1,870,869      19      424,981           -              -          -
   Issuance of common stock, for services rendered    .21      100,000       1       20,999           -              -          -
   Beneficial conversion feature, November debenture                                625,000
   Warrant costs, November debenture                                                 48,094
   Amortization of deferred compensation cost                        -       -            -           -              -     59,068
   Write off of subscription receivable                              -       -      (19,000)     19,000              -          -
   Net loss, year ended December 31, 1998                            -       -            -           -     (4,557,710)         -
                                                          ------------  ------  -----------   ---------   ------------  ---------

Balance, December 31, 1998                                 296,422,907   2,964   14,325,076           -    (13,550,976)   (14,769)
                                                          ------------  ------  -----------   ---------   ------------  ---------

           See notes to consolidated condensed financial statements.


                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2000



                                                                             Common Stock                      Deficit
                                                                             ------------                    Accumulated
                                                                   Amount                       Additional   during the
                                                                     Per                         Paid-In     Development
                                                                    Share   Shares      Amount   Capital        Stage
                                                                    -----   ------      ------   -------        -----
Balance, December 31, 1998                                                296,422,907  $ 2,964  $14,325,076  $(13,550,976)

   Issuance of common stock, securities purchase agreement          $.16    4,917,276       49      802,451             -
   Issuance of common stock, securities purchase agreement           .27    1,851,852       18      499,982             -
   Issuance of common stock, for services rendered                   .22      100,000        1       21,999             -
   Issuance of common stock, for services rendered                   .25      180,000        2       44,998             -
   Beneficial conversion feature, August debenture                                  -        -      687,500             -
   Beneficial conversion feature, December debenture                                -        -      357,143             -
   Warrant costs, securities purchase agreement                                     -        -      494,138             -
   Warrant costs, securities purchase agreement                                     -        -       37,025             -
   Warrant costs, August debenture                                                  -        -       52,592             -
   Warrant costs, December debenture                                                -        -        4,285             -
   Amortization of warrant costs, securities purchase agreement                     -        -            -             -
   Amortization of deferred compensation cost                                       -        -            -             -
   Compensation expense related to modification of existing options                 -        -      210,144             -
   Net loss, year ended December 31, 1999                                           -        -            -    (6,174,262)
                                                                          -----------  -------  -----------  ------------

Balance, December 31, 1999                                                303,472,035    3,034  $17,537,333  $(19,725,238)
                                                                          ===========  =======  ===========  ============

(RESTUBBED TABLE)

                                                                             Deferred     Discount
                                                                           Compensation      on
                                                                               Cost       Warrants
                                                                               ----       --------

Balance, December 31, 1998                                                    $(14,769)   $       -

   Issuance of common stock, securities purchase agreement                           -            -
   Issuance of common stock, securities purchase agreement                           -            -
   Issuance of common stock, for services rendered                                   -            -
   Issuance of common stock, for services rendered                                   -            -
   Beneficial conversion feature, August debenture                                   -            -
   Beneficial conversion feature, December debenture                                 -            -
   Warrant costs, securities purchase agreement                                      -     (494,138)
   Warrant costs, securities purchase agreement                                      -      (37,025)
   Warrant costs, August debenture                                                   -            -
   Warrant costs, December debenture                                                 -            -
   Amortization of warrant costs, securities purchase agreement                      -      102,674
   Amortization of deferred compensation cost                                   14,769            -
   Compensation expense related to modification of existing options                  -            -
   Net loss, year ended December 31, 1999                                            -            -
                                                                              --------    ---------

Balance, December 31, 1999                                                    $      -    $(428,489)
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


                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2000


                                                                          Common Stock                        Deficit
                                                                          ------------                      Accumulated
                                                                 Amount                        Additional    during the   Discount
                                                                  Per                           Paid-In      Development     on
                                                                 Share  Shares       Amount     Capital         Stage     Warrants
                                                                 -----  ------       ------     -------         -----     --------
Balance, December 31, 1999                                             303,472,035  $ 3,034  $ 17,537,333 $(19,725,238) $  (428,489)

   Issuance of common stock, exercise of options                 $.14      600,000        6        83,994            -            -
   Issuance of common stock, exercise of options                  .15    1,600,000       16       239,984            -            -
   Issuance of common stock, exercise of options                  .16      500,000        5        79,995            -            -
   Issuance of common stock, exercise of options                  .21      792,500        8       166,417            -            -
   Issuance of common stock, exercise of options                  .25    1,000,000       10       246,090            -            -
   Issuance of common stock, exercise of options                  .27      103,000        1        27,809            -            -
   Issuance of common stock, exercise of options                  .36       60,000        1        21,599            -            -
   Issuance of common stock, exercise of warrants                 .20      122,549        1        24,999            -            -
   Issuance of common stock, exercise of warrants                 .24      122,549        1        29,999            -            -
   Issuance of common stock, conversion of debt                   .14   35,467,682      355     4,907,146            -            -
   Issuance of common stock, conversion of debt                   .19    1,036,674       10       199,990            -            -
   Issuance of common stock, conversion of debt                   .20    1,887,500       19       377,481            -            -
   Issuance of common stock, cashless exercise of warrants                 513,354        5       305,754            -            -
   Issuance of common stock, private placement offering           .22   13,636,357      136     2,999,864            -            -
   Cashless exercise of warrants                                                 -        -      (305,759)           -            -
   Beneficial conversion feature, January debenture                              -        -       386,909            -            -
   Warrant costs, consulting agreement                                           -        -       200,249            -            -
   Warrant costs, January debenture                                              -        -        13,600            -            -
   Warrant costs, private placement                                              -        -     1,582,734            -   (1,582,734)
   Recovery of subscription receivable previously written off                    -        -        19,000            -            -
   Amortization of warrant costs, securities purchase agreements                 -        -             -            -      158,631
   Net loss, six months ended June 30, 2000                                      -        -             -   (3,390,848)           -
                                                                      ------------  -------  ------------ ------------  -----------

Balance, June 30, 2000                                                 360,914,200  $ 3,608  $ 29,145,187 $(23,116,086) $(1,852,592)
                                                                      ============  =======  ============ ============  ===========

           See notes to consolidated condensed financial statements.


                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                  Six Months Ended            Inception
                                                                                      June 30,              (February 20,
                                                                                      --------                 1984) to
                                                                                                               June 30,
                                                                                2000            1999             2000
                                                                                ----            ----             ----
Cash Flows from Operating Activities:
   Net loss                                                                 $ (3,390,848)   $ (2,085,832)   $(23,116,086)
                                                                            ------------    ------------    ------------
   Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation                                                            143,969          96,056         690,102
         Amortization of debt issue costs                                        106,030          52,500         779,215
         Amortization of deferred interest cost on beneficial
            conversion feature of convertible debenture                          386,909              --       3,820,270
         Amortization of discount on warrants                                    225,602          73,460         664,161
         Amortization of deferred compensation cost                                   --          14,769         760,500
         Issuance of common stock for services                                        --              --       1,504,500
         Compensation expense related to modification of existing options             --              --         210,144
         Realization of prepaid consulting fees                                  156,113              --         156,113
         Other                                                                        --              --          (1,607)
         Changes in Operating Assets and Liabilities:
            Increase in inventory                                                     --              --         (19,729)
            Increase in other current assets                                     (15,788)        (15,787)        (75,523)
            Increase in other assets                                             (25,050)        (88,724)     (1,242,008)
            Increase (decrease) in accounts payable and
               accrued liabilities                                              (181,394)        226,773         553,678
                                                                            ------------    ------------    ------------
                  Total adjustments                                              796,391         359,047       7,799,816
                                                                            ------------    ------------    ------------
                  Net cash used by operating activities                       (2,594,457)     (1,726,785)    (15,316,270)
                                                                            ------------    ------------    ------------

Cash Flows from Investing Activities:
   Purchase of investments                                                            --              --      (6,292,979)
   Proceeds from sale of investments                                                  --         821,047       6,292,979
   Expenditures for property and equipment                                      (472,968)       (136,803)     (2,023,718)
   Proceeds from sale of property and equipment                                       --              --           1,200
                                                                            ------------    ------------    ------------
                  Net cash provided (used) by investing activities              (472,968)        684,244      (2,022,518)
                                                                            ------------    ------------    ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of convertible debt                                  1,000,000              --       9,500,000
   Proceeds from deposit on securities purchase agreement                             --              --         600,000
   Proceeds from deposit on exercise of options                                       --          30,000              --
   Proceeds from sale of securities, net of issuance costs                     3,814,910         202,500       9,895,998
   Payments under capital lease                                                  (24,573)        (18,761)        (83,161)
   Payments on note payable                                                       (7,780)             --         (22,041)
   Recovery of subscription receivable written off                                19,000              --          19,000
                                                                            ------------    ------------    ------------
                  Net cash provided by financing activities                    4,801,557         213,739      19,909,796
                                                                            ------------    ------------    ------------

Net Increase (Decrease) in Cash and Cash Equivalents                           1,734,132        (828,802)      2,571,008

Cash and Cash Equivalents, Beginning                                             836,876         924,420              --
                                                                            ------------    ------------    ------------

Cash and Cash Equivalents, Ending                                           $  2,571,008    $     95,618    $  2,571,008
                                                                            ============    ============    ============

           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 1.  BASIS OF PRESENTATION

             The accompanying unaudited consolidated condensed financial statements at June 30, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2000 and results of operations and cash flows for the three months and the six months ended June 30, 2000 and 1999. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain amounts in the 1999 financial statements have been reclassified to conform to 2000 presentation. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


NOTE 2.  COMMITMENTS AND CONTINGENCIES

         Going Concern

             The accompanying unaudited consolidated condensed financial statements at June 30, 2000 have been prepared in conformity with generally accepted accounting principles which contemplate the continuance of the Company as a going concern. The Company has suffered losses from operations during its operating history. The Company is dependent upon registration of Product R for sale before it can begin commercial operations. The Company's cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials required by the FDA. Unless and until Product R is approved for sale in the United States or another industrially developed country, the Company may be dependent upon the continued sale of its securities and debt financing for funds to meet its cash requirements. Management intends to continue to sell the Company's securities in an attempt to mitigate the effects of its cash position; however, no assurance can be given that equity or debt financing, if and when required, will be available. In the event that such equity or debt financing is not available, in order to continue operations, management anticipates that they will have to defer their salaries. During 2000 and 1999, the Company obtained equity and debt financing and may seek additional financing as the need arises. No assurance can be given that the Company will be able to sustain its operations until FDA approval is granted or that any approval will ever be granted. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to submit an application for approval with the FDA in the near future. The unaudited consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

         Potential Claim for Royalties

             The Company may be subject to claims from certain third parties for royalties due on the sale of Product R. The Company has not as yet received any notice of claim from such parties.

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

             Pursuant to the Plata Agreement, the Company authorized the issuance to Plata of 5,000,000 shares of common stock and options to purchase an additional 5,000,000 shares at $.08 per share through July 9, 1994 (the "Plata Options") and 5,000,000 shares at $.10 per share through July 9, 1994 (the "Additional Plata Options"). Pursuant to several amendments, the Plata Options and the Additional Plata Options were exercisable through June 30, 2000 at an exercise price of $.15 and $.17, respectively. The fair value of these options are estimated to be $32,925 ($.0348 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; risk free interest rate of 6%. This amount has been charged to compensation expense at December 31, 1999 as it related to services previously provided.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         TESTING AGREEMENTS (Continued)

         Plata Partners Limited Partnership

             Through June 30, 2000, the Company has received approximately $1,422,000 pursuant to the issuance of approximately 9.8 million shares in connection with the exercise of the Plata Options and the Additional Plata Options.

         Argentine Agreement

             In April 1996, the Company entered into an agreement (the "Argentine Agreement") with DCT SRL, an Argentine corporation unaffiliated with the Company ("DCT") pursuant to which DCT was to cause a clinical trial to be conducted in two separate hospitals located in Buenos Aires, Argentina (the "Clinical Trials"). Pursuant to the Argentine Agreement, the Clinical Trials were to be conducted pursuant to a protocol developed by Juan Carlos Flichman, M.D. and the purpose of the Clinical Trials was to assess the efficacy of the Company's drug, Product R, on the Human Papilloma Virus (HPV). The protocol calls for, among other things, a study to be performed with clinical and laboratory follow-up on 12 male and female human patients between the ages of 18 and 50.

             Pursuant to the Argentine Agreement, the Company delivered $34,000 to DCT to cover out-of-pocket expenses associated with the Clinical Trials. The Argentine Agreement further provides that at the conclusion of the Clinical Trials, DCT shall cause Dr. Flichman to prepare and deliver a written report to the Company regarding the methodology and results of the Clinical Trials (the "Written Report"). In September 1996, the Written Report was delivered by Dr. Flichman to the Company. Upon delivery of the Written Report to the Company, the Company delivered to the principals of DCT options to acquire 2,000,000 shares of the Company's common stock for a period of one year from the date of the delivery of the Written Report, at a purchase price of $.20 per share. Pursuant to several amendments, the DCT options were exercisable through June 30, 2000 at an exercise price of $.21 per share. Effective July 1, 2000, these options were extended to December 31, 2000 at an exercise price of $.22 per share. The fair value of these options are estimated to be $1,788 ($.0012 per option share) based on the following assumptions: expected volatility of 20%; risk free interest rate of 6%. This amount has been charged to compensation expense at December 31, 1999 as it related to services previously provided. As of June 30, 2000, 1,266,000 shares of common stock were issued pursuant to the exercise of these options for an aggregate exercise price of approximately $261,425.

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

         TESTING AGREEMENTS (Continued)

         Argentine Agreement (Continued)

             placebo. As of June 30, 2000, the Company has advanced approximately $50,000 for such study which has been accounted for as research and development expense.

             In May 1998, the Company entered into an agreement with DCT (the "Rheumatoid Arthritis Agreement") whereby the Company agreed to provide DCT or its assignees, up to $95,000 to cover the costs of a controlled study in 30 patients to determine the efficacy of Product R for the treatment of rheumatoid arthritis in humans. In connection with this study, the Company has advanced approximately $95,000 which has been accounted for as research and development expense.

             In July 1998, the Company authorized expenditures of up to $90,000 to study the effects of Product R in inhibiting the mutation of the AIDS virus. As of June 30, 2000, the Company has advanced approximately $70,000 for such study which has been accounted for as research and development expense.

             As of June 30, 2000, the Company advanced approximately $352,000 for expenses in connection with the drug approval process in Argentina.

         Barbados Study

             A double blind study assessing the efficacy of the Company's drug Product R in 43 human patients diagnosed with HIV (AIDS) has been conducted at the Queen Elizabeth Hospital, Bridgetown, Barbados (the "Barbados Study"). As of June 30, 2000, the Company has expended approximately $390,000 to cover the costs of the Barbados Study.

             In July 1998, the Company authorized expenditures of up to $45,000 to study the effects of Product R in inhibiting the mutation of the AIDS virus. As of June 30, 2000, the Company has advanced approximately $15,000 for such study which has been accounted for as research and development expense.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         Hirschman Agreement (Continued)

             In connection with the consulting agreement, the Company issued to Dr. Hirschman 1,000,000 shares of the Company's common stock and the option to acquire 5,000,000 shares of the Company's common stock for a period of three years per the vesting schedule as referred to in the agreement, at a purchase price of $.18 per share. As of June 30, 2000, 900,000 shares have been issued upon exercise of these options for cash consideration of $162,000 under this Agreement.

             In March 1996, the Company entered into an addendum to the consulting agreement with Dr. Hirschman whereby Dr. Hirschman agreed to provide consulting services to the Company through May 2000 (the "Addendum"). Pursuant to the Addendum, the Company granted to Dr. Hirschman and his designees options to purchase an aggregate of 15,000,000 shares of the Company's common stock for a three year period pursuant to the following schedule: (i) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1996 and ending March 23, 2009 at an exercise price of $.19 per share, of which options to acquire 500,000 shares (exercisable until March 23, 2001) were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; (ii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1997 and ending March 23, 2009 at an exercise price of $.27 per share, of which options to acquire 500,000 shares (exercisable until March 23, 2001) were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; and (iii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1998 and ending March 23, 2009 at an exercise price of $.36 per share, of which options to acquire 500,000 shares (exercisable until March 23, 2001) were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman. In addition, the Company has agreed to cause the shares underlying these options to be registered so long as there is no cost to the Company. As of June 30, 2000, 663,000 shares of common stock were issued pursuant to the exercise of stock options by Richard Rubin. Mr. Rubin has, from time to time in the past, advised the Company on matters unrelated to his consultation with Dr. Hirschman.

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

             In May 2000, the Company and Dr. Hirschman entered into a second amended and restated employment agreement (the "Agreement") which supersedes in its entirety the July 1988 Employment Agreement.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         Hirschman Agreement (Continued)

             Pursuant to this Agreement, Dr. Hirschman is employed to serve as Chief Executive Officer and President of the Company until December 31, 2002. The Agreement further provides that Bernard Friedland and William Bregman will vote all shares owned or voted by them in favor of Dr. Hirschman as a member of the Board of Directors of the Company.

             The Agreement provides for Dr. Hirschman to receive an annual base salary of $361,000 (effective January 1, 2000), use of an automobile, major medical, disability, dental and term life insurance benefits for the term of his employment.

             The Agreement also provides for previously issued options to acquire 23,000,000 shares of common stock at $0.27 per option share to be immediately vested as of the date of this agreement.

             The fair value of these options are estimated to be $5,328,441 ($0.2317 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; a risk free interest rate of 6% and an expected holding period of 32 months (the term of the employment agreement).

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

             The fair value of these options are estimated to be $376,126 ($.0827 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 6% and an expected holding period of three years (the term of the employment agreement).

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         Gallantar Agreement (Continued)

             Financial reporting of the Hirschman and Gallantar options has been prepared pursuant to the Company's policy of following APB No. 25, and related interpretations, in accounting for its employee stock options. Accordingly, the following pro forma financial information is presented to reflect amortization of the fair value of the options.

                                                        As
                                                     Reported         Pro forma           As
                                                  June 30, 2000      Adjustment        Adjusted
                                                  -------------      ----------        --------
              Net loss                             $(3,390,848)      $(297,766)     $(3,688,614)
                                                    ==========        ========       ==========

              Net loss per share                     $(0.01)           $(0.00)         $(0.01)
                                                      =====             =====           =====

             There were no other options outstanding that would require pro forma presentation.

         Cohen Agreements

             In September 1992, the Company entered into a one year consulting agreement with Leonard Cohen (the "September 1992 Cohen Agreement"). The September 1992 Cohen Agreement required that Mr. Cohen provide certain consulting services to the Company in exchange for the Company's issuing to Mr. Cohen 1,000,000 shares of common stock (the "September 1992 Cohen Shares"), 500,000 of which were issuable upon execution of the September 1992 Cohen Agreement and the remaining 500,000 shares of which were issuable upon Mr. Cohen completing 50 hours of consulting service to the Company. The Company issued the first 500,000 shares to Mr. Cohen in October 1992 and the remaining 500,000 shares to Mr. Cohen in February 1993. Further pursuant to the September 1992 Cohen Agreement, the Company granted to Mr. Cohen the option to acquire, at any time and from time to time through September 10, 1993 (which date has been extended through June 30, 2000), the option to acquire 3,000,000 shares of common stock of the Company at an exercise price of $.09 per share (which exercise price has been increased to $.16 per share) (the "September 1992 Cohen Options"). Effective July 1, 2000, these options were extended to December 31, 2000 at an exercise price of $.17 per share. The fair value of these options are estimated to be $59,030 ($.0347 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; risk free interest rate of 6%. This amount has been charged to compensation expense at December 31, 1999 as it related to services previously provided. As of June 30, 2000, 2,800,000 of the September 1992 Cohen Options have been exercised for cash consideration of $386,000.

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

             In July 1994, in consideration for services related to the introduction, negotiation and execution of a distribution agreement the Company issued: (i) to Mr. Cohen, an additional 2,500,000 shares (the "April 1994 Cohen Shares") and (ii) to each of Elliot Bauer and Lee Rizzuto, 625,000 shares (the "Bauer and Rizzuto Shares") as well as options to acquire an additional 5,000,000 shares each at $.10 per share exercisable through May 1, 1996 (the "Bauer and Rizzuto Options"). Through March 31, 2000, 3,455,000 shares were issued pursuant to the exercise of the Bauer and Rizzuto Options for an aggregate exercise price of $240,000. Mr. Rizzuto sold all of his shares and all shares underlying his options. Pursuant to several amendments, the remaining Bauer options are exercisable through June 30, 2000 at an option price of $.14. Effective July 1, 2000, these options have been extended to December 31, 2000 at an exercise price of $.16 per share. The fair value of these options are estimated to be $116,101 ($.0541 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; risk free interest rate of 6%. This amount has been charged to compensation expense at December 31, 1999 as it related to services previously provided.

         GloboMax Agreement

             On January 18, 1999, the Company entered into a consulting agreement with GloboMax LLC to provide services at hourly rates established by the contract to the Company's Investigational New Drug application submission and to perform all work that is necessary to obtain FDA approval. The contract was extended indefinitely by mutual consent of both parties. The Company has incurred approximately $577,000 in services to GloboMax through June 30, 2000.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         Harbor View Agreement (Continued)

             In connection with this agreement, the Company issued warrants to purchase 1,750,000 shares at an exercise price of $0.21 per share and warrants to purchase 1,750,000 shares at an exercise price of $0.26 per share until February 28, 2005. The fair value of the warrants is estimated to be $200,249 ($.057 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 90%; a risk free interest rate of 6% and an expected holding period of eleven months (the term of the consulting agreement).

             The Company has determined that $89,045 of the fair value relates to past services and, accordingly, has expensed this portion in the three months ended March 31, 2000. The remaining $111,204 is included in other current assets and is being amortized over the remaining term of the agreement.

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

         OTHER

         The Company has entered into an agreement with an unaffiliated third party to increase the square footage of its corporate and laboratory facilities in Yonkers, New York (the "build-out"). The total expenses associated with the build-out of approximately $400,000, have been incurred as of June 30, 2000.

         LEGAL PROCEEDINGS

         In June 2000, the Company filed a summons and complaint in the Supreme Court of the State of New York, Westchester County, against Commonwealth Pharmaceuticals, Ltd., Immune Modulation Maximum Corp. ("IMMC") and Charles E. Miller (collectively, the "Defendants") alleging a breach by Commonwealth of an exclusive distribution agreement between the Company and Commonwealth, misappropriation of trade secrets and confidential information, conversion and conspiracy to convert the Company's property interests in Reticulose. The Company further alleged that Defendant Miller filed and obtained a U.S. patent entitled "Composition Containing Peptides and Nucleic Acids and Methods of Making Same" based on a study conducted by a third party using Reticulose, and that such patent was assigned to Defendant IMMC, a company controlled by Defendant Miller, in violation of the exclusive distribution agreement.

         In its complaint, the Company seeks relief in the form of (i) assignment of the IMMC patent to the Company, (ii) a judgment that Defendants breached, misappropriated, converted and conspired to convert the Company's property rights, (iii) damages, profits realized and interest thereon; and (iv) attorneys' fees, costs and expenses. In response, on August 3, 2000, Defendants filed a motion to dismiss the complaint alleging lack of personal jurisdiction or, in the alternative, that the agreement underlying the Company's claim is legally inoperative.

         In August 2000, the Defendants other than Miller, filed a suit against the Company in the United States District Court for the Eastern District of Michigan which alleges that IMMC, and not the Company, is the owner of the exclusive/broad rights in Reticulose, and seeks, among other things: (i) a declaratory judgment that Defendant IMMC is the exclusive owner of the broad/exclusive rights to Reticulose and the subject patent; (ii) an injunction against the Company from further attempts to use, market or assert any claims of ownership over any broad/exclusive rights in Reticulose, or the use, publication or disclosure of information regarding Reticulose; (iii) return of such information to the Defendants; (iv) that the Company assign any Reticulose-related trademarks to IMMC and (v) that the Company pay Defendants damages, profits, costs and attorneys' fees. The Company was served with a copy the Complaint on August 8, 2000.

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

         In connection with the issuance of the February Debenture, the Company issued to RBB three warrants (the "February Warrants") to purchase common stock, each such February Warrant entitling the holder to purchase, from February 21, 1997 through February 28, 2007, 178,378 shares of common stock. The exercise price of the three February Warrants are $0.288, $0.576 and $0.864 per warrant share, respectively. The fair value of the February Warrants was estimated to be $37,000 ($.021 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model. This amount has been reflected in the accompanying financial statements as interest expense related to the convertible February Debenture. Based on the terms for conversion associated with the February Debenture, there was an intrinsic value associated with the beneficial conversion feature of $413,793. This amount has been fully amortized to interest expense with a corresponding credit to additional paid-in capital.

         In connection with the issuance of the October Debenture, the Company issued to RBB three warrants (the "October Warrants") to purchase Common Stock, each such October Warrant entitling the holder to purchase, from the date of grant through August 30, 2007, 600,000 shares of the Common Stock. The exercise price of the three October Warrants are $0.20, $0.23 and $0.27 per warrant share, respectively. The fair value of the three October Warrants was established to be $106,571 ($.178 per warrant), $97,912 ($.163 per warrant) and $87,472
         ($.146 per warrant), respectively, based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model. This amount has been reflected in the accompanying financial statements as a discount on the convertible debenture, with a corresponding credit to additional paid-in capital, and is being amortized over the expected term of the notes, which at December 31, 1997 was 120 months. In May 1998, the remaining unamortized discount of $276,957 was amortized upon full conversion of the October Debenture.

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

         In connection with the issuance of the November Debenture, the Company issued to RBB two warrants (the "November Warrants") to purchase Common Stock, each such November Warrant entitling the holder to purchase 375,000 shares of the Common Stock at any time and from time to time through October 31, 2008. The exercise price of the two November Warrants are $.20 and $.24 per warrant share, respectively. The fair value of the November warrants was estimated to be $48,000 ($.064 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 5.75% and an expected holding period of one year. This amount has been amortized to interest expense in the accompanying consolidated condensed financial statements.

         Based on the terms for conversion associated with the November Debenture, there was an intrinsic value associated with the beneficial conversion feature of $625,000. This amount was recorded as interest expense in 1998.

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

         In connection with the issuance of the August Debenture, the Company issued to Focus one warrant (the "August Warrant") to purchase Common Stock, such August Warrant entitling the holder to purchase 1,000,000 shares of the Common Stock at any time and from time to time through August 3, 2004. The exercise price of the August Warrant is $.2461 per warrant share. The fair value of the August Warrants was estimated to be $52,593 ($.0526 per warrant share) based upon a financial analysis of the terms of the warrant using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 5.75% and an expected holding period of five years. This amount has been amortized to interest expense in the accompanying consolidated condensed financial statements.

         Based on the terms for conversion associated with the August Debenture, there was an intrinsic value associated with the beneficial conversion feature of $687,500. This amount was recorded as interest expense in 1999.

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

         On January 27, 2000, February 22, 2000, February 23, 2000, February 24, 2000 and February 29, 2000 pursuant to notice by the holder, Endeavour, to the Company under the December Debenture, $150,000, $135,000, $715,000, $785,000 and $200,000, respectively, of the principal amount of the December Debenture was converted into 1,105,435, 988,913, 5,149,035, 5,622,696 and 1,036,674 shares of the common stock, respectively. As of June 30, 2000, $15,000 of the December Debenture remained outstanding.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  CONVERTIBLE DEBENTURES (Continued)

         In connection with the issuance of the first $1,000,000 of the December Debenture, the Company issued to Endeavour warrants (the December Warrants) to purchase Common Stock, such December Warrant entitling the holder to purchase 100,000 shares of the Common Stock at any time and from time to time through December 31, 2002. The exercise price of the December Warrant is $.19 per warrant share. The fair value of the December Warrants was estimated to be $4,285 ($.0429 per warrant share) based upon a financial analysis of the terms of the warrant using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 6% and an expected holding period of three years. This amount has been amortized to interest expense in the accompanying consolidated financial statements.

         Based on the terms for conversion associated with the first $1,000,000 of the December Debenture, there was an intrinsic value associated with the beneficial conversion feature of $357,143. This amount has been recorded as interest expense in 1999.

         In connection with the issuance of the second $1,000,000 of the December Debenture, the Company issued to Endeavour warrants (the December Warrants) to purchase Common Stock, such December Warrant entitling the holder to purchase 100,000 shares of the Common Stock at any time and from time to time through December 31, 2002. The exercise price of the December Warrant is $.20 per warrant share. The fair value of the December Warrants was estimated to be $13,600 ($.136 per warrant share) based upon a financial analysis of the terms of the warrant using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 90%; a risk free interest rate of 6% and an expected holding period of three years. This amount has been amortized to interest expense in the accompanying consolidated financial statements.

         Based on the terms for conversion associated with the second $1,000,000 of the December Debenture, there was an intrinsic value associated with the beneficial conversion feature of $386,909. This amount has been recorded as interest expense in 2000.

         A summary of the outstanding convertible debentures is as follows:

                                                                                         June 30,     December 31,
                                                                                           2000           1999
                                                                                           ----           ----
              Unpaid principal balance of November debenture                           $        -      $1,500,000
              Unpaid principal balance of August debenture                                      -       2,000,000
              Unpaid principal balance of December debenture                               15,000       1,000,000
                                                                                       ----------      ----------
                                                                                           15,000       4,500,000
              Less unamortized discount                                                         -          53,371
                                                                                       ----------      ----------
              Convertible debentures, net                                              $   15,000      $4,446,629
                                                                                       ==========      ==========

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 4.  SECURITIES PURCHASE AGREEMENTS

         In January 1999, pursuant to a securities purchase agreement, the Company issued 4,917,276 shares of its common stock for an aggregate purchase price of $802,500. Such agreement also provided for the issuance of four warrants to purchase a total of 2,366,788 shares of common stock at prices ranging from $.204 to $.2448 per share at any time until December 31, 2003. The fair value of these warrants was estimated to be $494,138 ($.209 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 6% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements.

         On June 23, 1999, the Company entered into a securities purchase agreement with certain individuals whereby the Company will issue 1,851,852 shares of its common stock for an aggregate purchase price of $500,000. These proceeds were received in July 1999. Such agreement also provides for the issuance of warrants to purchase an aggregate of 925,926 shares of common stock at any time until June 30, 2004. The fair value of these warrants was estimated to be $37,000 ($.04 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 5.75% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements.

         Pursuant to a securities purchase agreement with Harbor View Group and other various purchasers, dated February 16, 2000, the Company received $3,000,000 on March 9, 2000 in exchange for 13,636,357 shares of common stock.

         Additionally, in connection with the above described securities purchase agreement, the Company issued warrants to purchase an aggregate of 5,454,544 shares of common stock. Fifty percent (50%) of the warrants are exercisable at $0.275 per share and fifty percent (50%) of the warrants are exercisable at $0.33 per share, until February 28, 2005. The fair value of these warrants was estimated to be $1,582,734 ($0.295 and $0.285 per warrant share) based upon a financial analysis of the terms of the warrant using the Black-Scholes Pricing Model with the following assumptions; expected volatility of 90%; a risk free interest rate of 6% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated condensed financial statements.

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

OVERVIEW

         Since our inception in July 1985, ADVR has been engaged primarily in research and development activities. We have not yet generated material operating revenues, and as of June 30, 2000 we had incurred a cumulative net loss of approximately $23,100,000. Our ability to generate material operating revenue depends upon our success in gaining FDA approval for the commercial use and distribution of Product R (the prior formulation of which was known as "Reticulose"). All of our research and development efforts have been devoted to the development of Product R.

         In order to commence clinical trials for regulatory approval of Product R in the United States, we must submit an Investigational New Drug application
(IND) with the FDA. Filings with foreign regulatory agencies are required to continue or begin new clinical trials outside the United States. We have contracted with GloboMax LLC of Hanover, Maryland to assist us in our preparation and filing of the IND with the FDA, and to otherwise assist us through the FDA process with the objective of obtaining full approval for the manufacture and commercial distribution of Product R in the United States. The IND will seek approval to conduct a study testing the effectiveness of Product R on human subjects with AIDS and other diseases. In the IND we intend to include, among other things:

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

RESULTS OF OPERATIONS

         For the three and six month periods ended June 30, 2000, we incurred losses of approximately $1,336,000 and $3,391,000, respectively, vs. approximately $1,176,000 and $2,086,000 for the three and six month periods ended June 30, 1999. Our increased losses were attributable primarily to:

         General and Administrative Expense. Our increased losses during the three and six months ended June 30, 2000 are principally due to increased general and administrative expense (approximately $610,000 and $1,366,000 for the three and six months ended June 30, 2000 vs. $499,000 and $937,000 for the three and six months ended June 30, 1999, respectively). Included in the general and administrative expenses are:

          o an increase in consulting and professional fees (approximately $142,000 and $469,000 for the three and six months ended June 30, 2000 vs. $126,000 and $271,000 for the three and six months ended June 30, 1999, respectively) primarily attributable to the engagement of an investor relations firm and a consulting agreement with Harbor View Group;

          o an increase in payroll and related expenses (approximately $252,000 and $488,000 for the three and six months ended June 30, 2000 vs. $161,000 and $333,000 for the three and six months ended June 30, 1999, respectively) attributable to increased employee and officer salaries and the addition of a Chief Financial Officer position.

         Depreciation Expense. Our increased losses during the three and six months ended June 30, 2000 are also due to increased depreciation expense (approximately $76,000 and $144,000 for the three and six months ended June 30, 2000 vs. $59,000 and $96,000 for the three months ended June 30, 1999, respectively) due to the purchase of additional machinery and equipment and leasehold improvements.

         Interest Income (Expense). Our increased losses during the three and six months ended June 30, 2000 are also due to increases and decreases in interest expense (approximately $113,000 and $678,000 for the three and six months ended June 30, 2000 vs. $217,000 and $312,000 for the three and six months ended June 30, 1999, respectively). Interest income for the three and six months ended June 30, 2000 was approximately $50,000 and $75,000 vs. $6,000 and $21,000 for the three and six months ended June 30, 1999, respectively. Included in the interest expense are:

          o amortization of loan costs and other interest expense (as reduced by other items previously accrued at year end) of approximately $8,000 and $65,000 for the three and six months ended June 30, 2000 vs. $60,000 and $118,000 for the three and six months ended June 30, 1999, respectively;

          o beneficial conversion feature on certain convertible debentures of approximately $387,000 for the six months ended June 30, 2000;

          o amortization of discount on certain warrants of approximately $106,000 and $226,000 for the three and six months ended June 30, 2000 vs. $36,000 and $73,000 for the three and six months ended June 30, 1999, respectively;

          o additional financing costs related to the effective date of certain registration statements of $120,000 for the six months ended June 30, 1999.

         Research and Development Expense. Our increased losses during the three months ended June 30, 2000 are also due to increased research and development expenses (approximately $588,000 and $1,283,000 for the three and six months ended June 30, 2000 vs. $409,000 and $767,000 for the three and six months ended June 30, 1999, respectively). Included in the research and development expenses are:

          o consulting expenses payable to GloboMax LLC, a firm assisting us with the preparation and filing of the IND, of approximately $106,000 and $374,000 for the three and six months ended June 30, 2000 vs. $110,000 for the three and six months ended June 30, 1999;

          o expenditures in connection with the drug approval process in Argentina of approximately $71,000 and $116,000 for the three and six months ended June 30, 2000 vs. $48,000 for the three and six months ended June 30, 1999, respectively; and

          o additional expenditures for payroll and related costs and occupancy expenses for the New York facility (approximately $286,000 and $597,000 for the three and six months ended June 30, 2000 vs. $231,000 and $444,000 for the three and six months ended June 30, 1999, respectively).

         Revenues. We had sales of approximately $2,000 and $5,000 for the three and six months ended June 30, 2000 vs. $2,000 and $5,000 for the three and six months ended June 30, 1999, respectively. All sales during these periods were to distributors purchasing Product R for testing purposes.

LIQUIDITY

         As of June 30, 2000, we had current assets of approximately $2,710,000, compared to approximately $916,000 at December 31, 1999. We had total assets of approximately $5,010,000 and $2,862,000 at June 30, 2000 and December 31, 1999,
respectively. The increase in current and total assets was primarily attributable to proceeds received from the sale of securities and the exercise of outstanding options (please refer to Statement of Stockholders Equity contained in the

Consolidated Condensed Financial Statements and the related Notes to Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q).

         During the six months ended June 30, 2000, we used cash of approximately $2,594,000 for operating activities, as compared to approximately $1,727,000 for the six months ended June 30, 1999. During the six months ended June 30, 2000, we:

          o    expended approximately $488,000 for payroll and related costs;

          o incurred non-cash expenses of approximately $387,000 relating to amortization of deferred interest associated with the beneficial conversion feature of the second tranche of the December 1999 convertible debentures;

          o expended approximately $469,000 for professional and consulting fees;

          o incurred non-cash expenses relating to amortization of loan costs and discount on warrants of approximately $106,000 and $226,000, respectively, relating to convertible debentures issued in 1998, 1999 and 2000; and

          o incurred non-cash expenses of approximately $156,000 relating to the issuance of warrants for consulting services.

         During the six months ended June 30, 2000, cash flows provided by financing activities was primarily due to the proceeds from the sale of convertible debentures, sale of common stock and exercise of options in 1999 and 2000 of approximately $4,815,000. During the six months ended June 30, 2000, cash flow used for investing activities were for expenditures of approximately $473,000 for leasehold improvements and furniture and equipment at our Yonkers, New York office.

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

         In February 2000 pursuant to a securities purchase agreement, we sold to Harbor View Group and various other purchasers 13,636,357 shares of common stock, and warrants to purchase an aggregate of 5,454,544 shares of common stock in a private offering transaction. Under the terms of the agreement, we were required to use our best efforts to file a registration statement to register the securities issued or issuable in connection with the agreement by May 31, 2000. The registration statement was filed with the Commission on May 26, 2000 and declared effective on June 7, 2000.

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

CAPITAL RESOURCES

         We have been dependent upon the proceeds from the continued sale of securities for the funds required to continue operations at present levels and to fund further research and development activities. On March 31, 2000, we filed a shelf registration statement with the Commission relating to the offering of up to 200,000,000 shares of our common stock to be used in connection with financings and resales of the shares issued thereunder by the recipients of such shares. All such shares remain available for issuance.

         The following table summarizes sales of our securities since November 1998.

                    Gross                          Convertible /         Conversion Price /        Maturity Date /
Date Issued         Proceeds      Security Issued  Exercisable Into      Exercise Price            Expiration Date
-----------         --------      ---------------  ----------------      --------------            ---------------
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

July 1999           $500,000      Common Stock     1,851,852 shares      n/a                       n/a
                                  Warrants         463,264 shares        $0.324 per share          June 30, 2004
                                                   463,264 shares        $0.378 per share


                    Gross                          Convertible /         Conversion Price /        Maturity Date /
Date Issued         Proceeds      Security Issued  Exercisable Into      Exercise Price            Expiration Date
-----------         --------      ---------------  ----------------      --------------            ---------------
August 1999         $2,000,000    Debentures       14,348,847 shares     $0.1396-$.1438 per share  Fully converted
                                  Warrants         1,000,000 shares      $0.2461 per share         August 3, 2004

December 1999       $2,000,000    Debentures       13,888,043 shares (1) $0.1363-.1929 per share   December 31, 2004
and January 2000                  Warrants         210,000 shares        $0.19916667 per share     December 31, 2002

February 2000       $3,000,000    Common Stock     13,636,957 shares     n/a                       n/a
                                  Warrants         2,727,272 shares      $0.275 per share          February 28, 2005
                                                   2,727,272 shares      $0.33 per share

---------------------------------
(1) Represents 13,842,753 shares of common stock issued in January and February 2000 upon the conversion of $1,985,000 principal amount of the convertible debentures, plus an additional 45,290 shares issuable upon conversion of the remaining $15,000 principal amount, excluding interest, assuming an applicable conversion price of $0.3312, based on the average of the high and low bid price of our common stock on August 10, 2000.

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

         The fair value of the warrants issued in connection with the convertible debenture was estimated to be $48,000 ($0.064 per warrant) based upon a financial analysis of the terms of such warrants using the Black-Scholes pricing model with the following assumptions: expected volatility of 20%; a risk free interest rate of 5.75% and an expected holding period of one year. This amount has been amortized in the accompanying consolidated financial statements as interest expense related to the convertible debenture.

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

         The fair value of the warrants issued as of January 7, 1999, the date of issuance of the shares in connection with the securities purchase agreement, was estimated to be $494,000 ($0.0208 per warrant) based upon a financial analysis of the terms of such warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%, and a risk free interest rate of 6% through the December 31, 2003 expiration date. This amount is being amortized to interest expense in the accompanying consolidated financial statements.

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

         The fair value of the warrants issued as of July 9, 1999, the date of issuance of the shares in connection with the securities purchase agreement, was estimated to be $37,000 ($0.04 per warrant) based upon a financial analysis of the terms of such warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%, and a risk free interest rate of 5.75% through the June 30, 2004 expiration date. This amount is being amortized to interest expense in the accompanying consolidated financial statements.

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

         The fair value of the warrants issued as of August 3, 1999 in connection with the securities purchase agreement was estimated to be $52,953 ($0.0526 per warrant) based upon a financial analysis of the terms of such warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%, and a risk free interest rate of 5.75% through the June 30, 2004 expiration date. This amount has been amortized to interest expense in the accompanying consolidated financial statements.

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

         The fair value of the warrants issued as of December 28, 1999 in connection with the securities purchase agreement was estimated to be $4,285 ($0.0429 per warrant) based upon a financial analysis of the terms of such warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%, and a risk free interest rate of 6% through the December 31, 2002 expiration date. This amount has been amortized to interest expense in the accompanying consolidated financial statements.

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

         The fair value of the second tranche of warrants issued in January 2000 in connection with the securities purchase agreement was estimated to be $13,600 ($0.0136 per warrant) based upon a financial analysis of the terms of such warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 90%, and a risk free interest rate of 6% through the December 31, 2002 expiration date. This amount has been amortized to interest expense in the accompanying consolidated financial statements.

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

         The fair value of the warrants is estimated to be $200,249 ($.057 per warrant) based upon a financial analysis of the terms of the warrant using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 90%; a risk free interest rate of 6% and an expected holding period of eleven months (the term of the consulting agreement). We have determined that $89,045 of the fair value relates to past services and, accordingly, we have expensed this portion in the three months ended March 31, 2000. The remaining $111,204 is included in other current assets and is being amortized over the remaining term of the agreement.

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

         The fair value of the warrants issued as of February 16, 2000 in connection with the securities purchase agreement was estimated to be $1,582,734 ($0.290 per warrant) based upon a financial analysis of the terms of such warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 90%, and a risk free interest rate of 6% through the February 28, 2005 expiration date. This amount is being amortized to interest expense in the accompanying consolidated financial statements.

PROJECTED EXPENSES

         During the next 12 months, we expect to spend approximately $10,000,000, on research and development related activities, including approximately:

          o    $4,000,000 for operating expenses;

          o $4,000,000 for the IND's for Product R to the FDA in connection with GloboMax's project management services for the pre-clinical development and IND submissions of Product R to the FDA, the development of standard operating procedures and validation protocol for the preparation and manufacture of Product R, and toxicology studies of Product R;

          o    $1,000,000 for capital  expenditures  for leasehold  improvements and equipment at our Yonkers, New York office relating to additional laboratories and manufacturing and production facilities for Product R; and

          o    $1,000,000 for additional personnel.

         We anticipate that we can continue operations through October 2000 with our current liquid assets, including the proceeds from the sale of the convertible debenture and other securities if no stock options or warrants are exercised nor additional securities sold. If all of the outstanding stock options and warrants are exercised, we will receive net proceeds of approximately $16.0 million. Those proceeds will contribute to general and administrative and working capital and will permit us to substantially increase our budget for research and development and clinical trials and testing and to operate at significantly increased levels of operation, assuming Product R receives approvals and prospects for sales increase to justify such increased levels of operation. The recent prevailing market price for shares of common stock has from time to time been above the exercise prices of certain of the outstanding options and warrants. As such, recent trading levels may not be sustained nor may any additional options or warrants be exercised. If less than 50% or none of the outstanding options and warrants are exercised, and we obtain no other additional financing, in order for us to achieve the level of operations contemplated by management, management anticipates that we will have to limit intentions to expand operations beyond current levels.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

              Not applicable.


                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

         In June 2000, the Company filed a summons and complaint in the Supreme Court of the State of New York, Westchester County, against Commonwealth Pharmaceuticals, Ltd., Immune Modulation Maximum Corp. ("IMMC") and Charles E. Miller (collectively, the "Defendants") alleging a breach by Commonwealth of an exclusive distribution agreement between the Company and Commonwealth, misappropriation of trade secrets and confidential information, conversion and conspiracy to convert the Company's property interests in Reticulose. The Company further alleged that Defendant Miller filed and obtained a U.S. patent entitled "Composition Containing Peptides and Nucleic Acids and Methods of Making Same" based on a study conducted by a third party using Reticulose, and that such patent was assigned to Defendant IMMC, a company controlled by Defendant Miller, in violation of the exclusive distribution agreement.

         In its complaint, the Company seeks relief in the form of (i) assignment of the IMMC patent to the Company, (ii) a judgment that Defendants breached, misappropriated, converted and conspired to convert the Company's property rights, (iii) damages, profits realized and interest thereon; and (iv) attorneys' fees, costs and expenses. In response, on August 3, 2000, Defendants filed a motion to dismiss the complaint alleging lack of personal jurisdiction or, in the alternative, that the agreement underlying the Company's claim is legally inoperative.

         In August 2000, the Defendants other than Miller, filed a suit against the Company in the United States District Court for the Eastern District of Michigan which alleges that IMMC, and not the Company, is the owner of the exclusive/broad rights in Reticulose, and seeks, among other things: (i) a declaratory judgment that Defendant IMMC is the exclusive owner of the broad/exclusive rights to Reticulose and the subject patent; (ii) an injunction against the Company from further attempts to use, market or assert any claims of ownership over any broad/exclusive rights in Reticulose, or the use, publication or disclosure of information regarding Reticulose; (iii) return of such information to the Defendants; (iv) that the Company assign any Reticulose-related trademarks to IMMC and (v) that the Company pay Defendants damages, profits, costs and attorneys' fees. The Company was served with a copy the Complaint on August 8, 2000.

         The Company believes that the allegations contained in the Michigan complaint are without merit and the Company intends to vigorously defend itself against all allegations contained therein.

Item 2.       Changes in Securities and Use of Proceeds

         During the three months ended June 30, 2000, 103,000 shares of common stock were issued in a private transaction pursuant to the exercise of outstanding options at an exercise price of $.27 per share in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 3.       Defaults Upon Senior Securities

              None.

Item 4.       Submission of Matters to Vote of Security Holders

              During the quarter ended June 30, 2000, no matters were submitted to a vote of security holders of the Registrant, through the solicitation of proxies or otherwise.

Item 5.       Other Information

              None.

Item 6.       Exhibits and Reports on Form 8-K

         (1)  Exhibits.

              Number           Description
                27.1           Financial Data Schedule (for SEC use only)

         (2)  Reports on Form 8-K.

              During the three-month period ending June 30, 2000, no Current Reports on Form 8-K were filed.


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ADVANCED VIRAL RESEARCH CORP.

Date: August __, 2000             By: /s/ Alan V. Gallantar
                                      ---------------------
                                  Alan V. Gallantar, Principal Financial
                                  and Accounting Officer


                                  By: /s/ Shalom Z. Hirschman
                                      -----------------------
                                  Shalom Z. Hirschman, President and Chief
                                  Executive Officer