Form 10-Q
period 2000-09-30
ADVANCED VIRAL RESEARCH CORP
filed 2000-11-14
CIK 786623

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2000

                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to ____________.

                        Commission File Number: 33-2262-A

                          ADVANCED VIRAL RESEARCH CORP.
             ------------------------------------------------------
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

                                 (914) 376-7383
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

     The number of shares outstanding of the issuer's common stock, par value $.00001 per share as of November 10, 2000 was 361,989,301.

                          ADVANCED VIRAL RESEARCH CORP.

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION (UNAUDITED).......................................................................1

   ITEM 1.    FINANCIAL STATEMENTS................................................................................1
   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............31
   ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................44

PART II.  OTHER INFORMATION......................................................................................45
   ITEM 1.    LEGAL PROCEEDINGS..................................................................................45
   ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................................46
   ITEM 3.    DEFAULTS UPON SENIOR SECURITIES....................................................................46
   ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS..................................................46
   ITEM 5.    OTHER INFORMATION..................................................................................46
   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8.....................................................................46


PART I.   FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED)

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED CONDENSED BALANCE SHEETS




                                                                                          CONDENSED
                                                                                             FROM
                                                                                            AUDITED
                                                                                           FINANCIAL
                                                                                          STATEMENTS
                                                                         SEPTEMBER 30,     DECEMBER 31,
                                                                            2000              1999
                                                                        ------------       ------------
                                                                        (Unaudited)
                                      ASSETS

Current Assets:
   Cash and cash equivalents                                            $  1,342,650       $    836,876
   Inventory                                                                  19,729             19,729
   Other current assets                                                       79,580             59,734
                                                                        ------------       ------------
         Total current assets                                              1,441,959            916,339

Property and Equipment                                                     1,737,185          1,375,923

Other Assets                                                                 728,045            569,312
                                                                        ------------       ------------
         Total assets                                                   $  3,907,189       $  2,861,574
                                                                        ============       ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
   Accounts payable and accrued liabilities                             $    966,753       $    728,872
   Current portion of capital lease obligation                                49,840             50,315
   Current portion of note payable                                            20,704             19,095
                                                                        ------------       ------------
         Total current liabilities                                         1,037,297            798,282
                                                                        ------------       ------------

Long-Term Liabilities:
   Convertible debenture, net                                                 15,000          4,446,629
   Capital lease obligation - non-current portion                            115,209            152,059
   Note payable - non-current portion                                         62,249             77,964
                                                                        ------------       ------------
        Total long-term liabilities                                          192,458          4,676,652
                                                                        ------------       ------------

Commitments, Contingencies and Subsequent Events                                  --                 --

Stockholders' Equity (Deficiency):
   Common stock; 1,000,000,000 shares of $.00001 par value
      authorized, 361,895,098 and 303,472,035
      shares issued and outstanding                                            3,619              3,034
   Additional paid-in capital                                             31,094,746         17,537,333
   Deficit accumulated during the development stage                      (26,271,860)       (19,725,238)
   Discount on warrants                                                   (2,149,071)          (428,489)
                                                                        ------------       ------------
         Total stockholders' equity (deficiency)                           2,677,434         (2,613,360)
                                                                        ------------       ------------
         Total liabilities and stockholders' equity (deficiency)        $  3,907,189       $  2,861,574
                                                                        ============       ============

           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                                                                                                           INCEPTION
                                                                                                         (FEBRUARY 20,
                                          THREE MONTHS ENDED               NINE MONTHS ENDED               1984) TO
                                             SEPTEMBER 30,                   SEPTEMBER 30,               SEPTEMBER 30,
                                         2000             1999             2000             1999             2000
                                     -------------    -------------    -------------    -------------    -------------
Revenues                             $       2,324    $       1,928    $       7,285    $       6,517    $     213,213
                                     -------------    -------------    -------------    -------------    -------------
Costs and Expenses:
   Research and development                969,561          426,552        2,252,663        1,192,190        7,582,067
   General and administrative              723,108          605,917        2,088,933        1,544,592       11,438,241
   Expense related to modification
      of existing options                1,175,768               --        1,175,768               --        1,385,912
   Depreciation                            101,587           53,512          245,556          149,208          791,779
                                     -------------    -------------    -------------    -------------    -------------
                                         2,970,024        1,085,981        5,762,920        2,885,990       21,197,999
                                     -------------    -------------    -------------    -------------    -------------
Loss from Operations                    (2,967,700)      (1,084,053)      (5,755,635)      (2,879,473)     (20,984,786)
                                     -------------    -------------    -------------    -------------    -------------
Other Income (Expense):
   Interest income                          33,323            6,461          107,914           27,951          709,955
   Other income                                 --               --               --               --          120,093
   Interest expense                       (221,397)        (935,803)        (898,901)      (1,247,345)      (6,117,122)
                                     -------------    -------------    -------------    -------------    -------------
                                          (188,074)        (929,342)        (790,987)      (1,219,394)      (5,287,074)
                                     -------------    -------------    -------------    -------------    -------------
Net Loss                             $  (3,155,774)   $  (2,013,395)   $  (6,546,622)   $  (4,098,867)   $ (26,271,860)
                                     =============    =============    =============    =============    =============
Net Loss Per Share of Common
   Stock - Basic and Diluted         $       (0.01)   $       (0.01)   $       (0.02)   $       (0.01)
                                     =============    =============    =============    =============
Weighted Average Number of
   Common Shares Outstanding           343,364,044      300,598,827      343,364,044      300,598,827
                                      =============    =============    =============    =============


            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2000




                                                                           COMMON STOCK                               DEFICIT
                                                                           ------------                             ACCUMULATED
                                                                 AMOUNT                               ADDITIONAL    DURING THE
                                                                  PER                                  PAID-IN      DEVELOPMENT
                                                                 SHARE        SHARES        AMOUNT     CAPITAL         STAGE
                                                                 -----        ------        ------     -------      ------------
Balance, inception (February 20, 1984) as previously reported                     --   $     1,000    $        --    $    (1,000)

Adjustment for pooling of interests                                               --        (1,000)         1,000             --
                                                                         -----------   -----------    -----------    -----------

Balance, inception, as restated                                                   --            --          1,000         (1,000)

   Net loss, period ended December 31, 1984                                       --            --             --        (17,809)
                                                                         -----------   -----------    -----------    -----------

Balance, December 31, 1984                                                        --            --          1,000        (18,809)

   Issuance of common stock for cash                            $  .00   113,846,154         1,138            170             --
   Net loss, year ended December 31, 1985                                         --            --             --        (25,459)
                                                                         -----------   -----------    -----------    -----------

Balance, December 31, 1985                                               113,846,154         1,138          1,170        (44,268)

   Issuance of common stock - public offering                      .01    40,000,000           400        399,600             --
   Issuance of underwriter's warrants                                             --            --            100             --
   Expenses of public offering                                                    --            --       (117,923)            --
   Issuance of common stock, exercise of "A" warrants              .03       819,860             9         24,587             --
   Net loss, year ended December 31, 1986                                         --            --             --       (159,674)
                                                                         -----------   -----------    -----------    -----------

Balance, December 31, 1986                                               154,666,014         1,547        307,534       (203,942)
                                                                         -----------   -----------    -----------    -----------


            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)
               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2000



                                                                            OMMON STOCK                                DEFICIT
                                                                            -----------                              ACCUMULATED
                                                                   AMOUNT                             ADDITIONAL      DURING THE
                                                                     PER                               PAID-IN       DEVELOPMENT
                                                                    SHARE     SHARES       AMOUNT      CAPITAL          STAGE
                                                                    -----     ------       ------      -------       -------------
Balance, December 31, 1986                                                    154,666,014   $ 1,547      $ 307,534    $ (203,942)

   Issuance of common stock, exercise of "A" warrants                $.03      38,622,618       386      1,158,321            --
   Expenses of stock issuance                                                          --        --        (11,357)           --
   Acquisition of subsidiary for cash                                                  --        --        (46,000)           --
   Cancellation of debt due to stockholders                                            --        --         86,565            --
   Net loss, period ended December 31, 1987                                            --        --             --      (258,663)
                                                                             ------------    ------     ----------    -----------
Balance, December 31, 1987                                                    193,288,632     1,933      1,495,063      (462,605)

   Net loss, year ended December 31, 1988                                              --        --             --      (199,690)
                                                                             ------------    ------     ----------    -----------
Balance, December 31, 1988                                                    193,288,632     1,933      1,495,063      (662,295)

   Net loss, year ended December 31, 1989                                              --        --             --      (270,753)
                                                                             ------------    ------     ----------    -----------
Balance, December 31, 1989                                                    193,288,632     1,933      1,495,063      (933,048)

   Issuance of common stock, expiration of redemption                  .05      6,729,850        67        336,475            --
      offer on "B" warrants
   Issuance of common stock, exercise of "B" warrants                  .05        268,500         3         13,422            --
   Issuance of common stock, exercise of "C" warrants                  .08         12,900        --          1,032            --
   Net loss, year ended December 31, 1990                                              --        --             --      (267,867)
                                                                             ------------    ------     ----------    -----------
Balance, December 31, 1990                                                    200,299,882     2,003      1,845,992    (1,200,915)
                                                                             ------------    ------     ----------    -----------



            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)
               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2000


                                                                        COMMON STOCK                                DEFICIT
                                                                        ------------                               ACCUMULATED
                                                                 AMOUNT                             ADDITIONAL      DURING THE
                                                                  PER                                PAID-IN       DEVELOPMENT
                                                                 SHARE       SHARES      AMOUNT      CAPITAL          STAGE
                                                                 -----       ------      ------    ------------   ----------------

Balance, December 31, 1990                                                  200,299,882   $ 2,003    $ 1,845,992     $ (1,200,915)

   Issuance of common stock, exercise of "B" warrants            $   .05         11,400        --            420               --
   Issuance of common stock, exercise of "C" warrants                .08          2,500        --            200               --
   Issuance of common stock, exercise of underwriters warrants      .012      3,760,000        38         45,083               --
   Net loss, year ended December 31, 1991                                            --        --             --         (249,871)
                                                                           ------------    ------     ----------       -----------
Balance, December 31, 1991                                                  204,073,782     2,041      1,891,695       (1,450,786)

   Issuance of common stock, for testing                          .0405      10,000,000       100        404,900               --
   Issuance of common stock, for consulting services               .055         500,000         5         27,495               --
   Issuance of common stock, exercise of "B" warrants               .05       7,458,989        75        372,875               --
   Issuance of common stock, exercise of "C" warrants               .08       5,244,220        52        419,487               --
   Expenses of stock issuance                                                                             (7,792)
   Net loss, year ended December 31, 1992                                            --        --             --         (839,981)
                                                                           ------------    ------     ----------       -----------
Balance, December 31, 1992                                                  227,276,991     2,273      3,108,660       (2,290,767)

   Issuance of common stock, for consulting services                .055        500,000         5         27,495               --
   Issuance of common stock, for consulting services                 .03      3,500,000        35        104,965               --
   Issuance of common stock, for testing                            .035      5,000,000        50        174,950               --
   Net loss, year ended December 31, 1993                                            --        --             --         (563,309)
                                                                           ------------    ------     ----------       -----------
Balance, December 31, 1993                                                  236,276,991     2,363      3,416,070       (2,854,076)
                                                                           ------------    ------     ----------       -----------



           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)
               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2000


                                                             COMMON STOCK                                       DEFICIT
                                                             ------------                                    ACCUMULATED   DEFERRED
                                                     AMOUNT                       ADDITIONAL                 DURING THE    COMPEN-
                                                       PER                          PAID-IN    SUBSCRIPTION  DEVELOPMENT   SATION
                                                      SHARE     SHARES    AMOUNT    CAPITAL     RECEIVABLE      STAGE       COSTS
                                                      -----    --------   ------ ------------   ----------  ------------- --------

Balance, December 31, 1993                                   236,276,991 $ 2,363   $ 3,416,070   $    --    $(2,854,076)  $  --

   Issuance of common stock, for consulting services $ .05     4,750,000      47       237,453        --             --      --
   Issuance of common stock, exercise of options       .08       400,000       4        31,996        --             --      --
   Issuance of common stock, exercise of options       .10       190,000       2        18,998        --             --      --
   Net loss, year ended December 31, 1994                             --      --            --        --       (440,837)     --
                                                             ----------- -------   -----------   -------    -----------   -----

Balance, December 31, 1994                                   241,616,991   2,416     3,704,517        --     (3,294,913)     --

   Issuance of common stock, exercise of options       .05     3,333,333      33       166,633        --             --      --
   Issuance of common stock, exercise of options       .08     2,092,850      21       167,407        --             --      --
   Issuance of common stock, exercise of options       .10     2,688,600      27       268,833        --             --      --
   Issuance of common stock, for consulting services   .11     1,150,000      12       126,488        --             --      --
   Issuance of common stock, for consulting services   .14       300,000       3        41,997        --             --      --
   Net loss, year ended December 31, 1995                             --      --            --        --       (401,884)     --
                                                             ----------- -------   -----------   -------    -----------   -----
Balance, December 31, 1995                                   251,181,774   2,512     4,475,875        --     (3,696,797)     --
                                                             ----------- -------   -----------   -------    -----------   -----



            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)
               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2000




                                                          COMMON STOCK                                     DEFICIT
                                                          ------------                                   ACCUMULATED
                                                  AMOUNT                      ADDITIONAL                  DURING THE    DEFERRED
                                                   PER                         PAID-IN   SUBSCRIPTION    DEVELOPMENT   COMPENSATION
                                                  SHARE      SHARES   AMOUNT   CAPITAL    RECEIVABLE        STAGE         COST
                                                  ------     ------   ------   -------    ----------     -----------   -----------

Balance, December 31, 1995                               251,181,774   $2,512 $4,475,875  $      --    $(3,696,797)   $      --

   Issuance of common stock, exercise of options   $ .05   3,333,334       33    166,634         --             --           --
   Issuance of common stock, exercise of options     .08   1,158,850       12     92,696         --             --           --
   Issuance of common stock, exercise of options     .10   7,163,600       72    716,288         --             --           --
   Issuance of common stock, exercise of options     .11     170,000        2     18,698         --             --           --
   Issuance of common stock, exercise of options     .12   1,300,000       13    155,987         --             --           --
   Issuance of common stock, exercise of options     .18   1,400,000       14    251,986         --             --           --
   Issuance of common stock, exercise of options     .19     500,000        5     94,995         --             --           --
   Issuance of common stock, exercise of options     .20     473,500        5     94,695         --             --           --
   Issuance of common stock, for services rendered   .50     350,000        3    174,997         --             --           --
   Options granted                                                --       --    760,500         --             --     (473,159)
   Subscription receivable                                        --       --         --    (19,000)            --           --
   Net loss, year ended December 31, 1996                         --       --         --         --     (1,154,740)          --
                                                         -----------  ------- ---------- ----------    -----------    ---------
Balance, December 31, 1996                               267,031,058    2,671  7,003,351    (19,000)    (4,851,537)    (473,159)
                                                         -----------  ------- ---------- ----------    -----------    ---------


            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)
               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2000




                                                                   COMMON STOCK
                                                                   -----------
                                                        AMOUNT                                ADDITIONAL
                                                          PER                                  PAID-IN
                                                         SHARE        SHARES       AMOUNT      CAPITAL
                                                      -----------     ------       ------      -------

Balance, December 31, 1996                                         267,031,058  $     2,671  $ 7,003,351

   Issuance of common stock, exercise of options      $       .08    3,333,333           33      247,633
   Issuance of common stock, conversion of debt               .20    1,648,352           16      329,984
   Issuance of common stock, conversion of debt               .15      894,526            9      133,991
   Issuance of common stock, conversion of debt               .12    2,323,580           23      269,977
   Issuance of common stock, conversion of debt               .15    1,809,524           18      265,982
   Issuance of common stock, conversion of debt               .16      772,201            8      119,992
   Issuance of common stock, for services rendered            .41       50,000           --       20,500
   Issuance of common stock, for services rendered            .24      100,000            1       23,999
   Beneficial conversion feature, February debenture                        --           --      413,793
   Beneficial conversion feature, October debenture                         --           --    1,350,000
   Warrant costs, February debenture                                        --           --       37,242
   Warrant costs, October debenture                                         --           --      291,555
   Amortization of deferred compensation cost                               --           --           --
   Imputed interest on convertible debenture                                --           --        4,768
   Net loss, year ended December 31, 1997                                   --           --           --
                                                                   -----------  -----------  -----------
Balance, December 31, 1997                                         277,962,574        2,779   10,512,767
                                                                   -----------  -----------  -----------





                                                                          DEFICIT
                                                                        ACCUMULATED
                                                                         DURING THE        DEFERRED
                                                        SUBSCRIPTION    DEVELOPMENT      COMPENSATION
                                                         RECEIVABLE        STAGE             COST
                                                         ----------     -----------    ---------------

Balance, December 31, 1996                             $   (19,000)  $(4,851,537)      $  (473,159)

   Issuance of common stock, exercise of options                --            --                --
   Issuance of common stock, conversion of debt                 --            --                --
   Issuance of common stock, conversion of debt                 --            --                --
   Issuance of common stock, conversion of debt                 --            --                --
   Issuance of common stock, conversion of debt                 --            --                --
   Issuance of common stock, conversion of debt                 --            --                --
   Issuance of common stock, for services rendered              --            --                --
   Issuance of common stock, for services rendered              --            --                --
   Beneficial conversion feature, February debenture            --            --                --
   Beneficial conversion feature, October debenture             --            --                --
   Warrant costs, February debenture                            --            --                --
   Warrant costs, October debenture                             --            --                --
   Amortization of deferred compensation cost                   --            --           399,322
   Imputed interest on convertible debenture                    --            --                --
   Net loss, year ended December 31, 1997                       --    (4,141,729)               --
                                                       -----------   -----------       -----------
Balance, December 31, 1997                                 (19,000)   (8,993,266)          (73,837)
                                                       -----------   -----------       -----------








            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)
               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2000



                                                                 COMMON STOCK
                                                                 ------------
                                                      AMOUNT                                 ADDITIONAL
                                                        PER                                   PAID-IN
                                                       SHARE        SHARES       AMOUNT       CAPITAL
                                                       -----        ------       ------       -------

Balance, December 31, 1997                                      277,962,574  $      2,779  $ 10,512,767

   Issuance of common stock, exercise of options      $   .12       295,000             3        35,397
   Issuance of common stock, exercise of options          .14       500,000             5        69,995
   Issuance of common stock, exercise of options          .16       450,000             5        71,995
   Issuance of common stock, exercise of options          .20        10,000            --         2,000
   Issuance of common stock, exercise of options          .26       300,000             3        77,997
   Issuance of common stock, conversion of debt           .13     1,017,011            10       132,990
   Issuance of common stock, conversion of debt           .14     2,512,887            25       341,225
   Issuance of common stock, conversion of debt           .15     5,114,218            51       749,949
   Issuance of common stock, conversion of debt           .18     1,491,485            15       274,985
   Issuance of common stock, conversion of debt           .19     3,299,979            33       619,967
   Issuance of common stock, conversion of debt           .22     1,498,884            15       335,735
   Issuance of common stock, conversion of debt           .23     1,870,869            19       424,981
   Issuance of common stock, for services rendered        .21       100,000             1        20,999
   Beneficial conversion feature, November debenture                                            625,000
   Warrant costs, November debenture                                                             48,094
   Amortization of deferred compensation cost                            --            --            --
   Write off of subscription receivable                                  --            --       (19,000)
   Net loss, year ended December 31, 1998                                --            --            --
                                                               ------------  ------------  ------------
Balance, December 31, 1998                                      296,422,907         2,964    14,325,076
                                                               ------------  ------------  ------------



                                                                            DEFICIT
                                                                          ACCUMULATED
                                                                          DURING THE         DEFERRED
                                                         SUBSCRIPTION     DEVELOPMENT      COMPENSATION
                                                          RECEIVABLE         STAGE             COST
                                                          ----------     -------------     -------------

Balance, December 31, 1997                             $    (19,000)  $ (8,993,266)  $    (73,837)

   Issuance of common stock, exercise of options                 --             --             --
   Issuance of common stock, exercise of options                 --             --             --
   Issuance of common stock, exercise of options                 --             --             --
   Issuance of common stock, exercise of options                 --             --             --
   Issuance of common stock, exercise of options                 --             --             --
   Issuance of common stock, conversion of debt                  --             --             --
   Issuance of common stock, conversion of debt                  --             --             --
   Issuance of common stock, conversion of debt                  --             --             --
   Issuance of common stock, conversion of debt                  --             --             --
   Issuance of common stock, conversion of debt                  --             --             --
   Issuance of common stock, conversion of debt                  --             --             --
   Issuance of common stock, conversion of debt                  --             --             --
   Issuance of common stock, for services rendered               --             --             --
   Beneficial conversion feature, November debenture
   Warrant costs, November debenture
   Amortization of deferred compensation cost                    --             --         59,068
   Write off of subscription receivable                      19,000             --             --
   Net loss, year ended December 31, 1998                        --     (4,557,710)            --
                                                       ------------   ------------   ------------
Balance, December 31, 1998                                       --    (13,550,976)       (14,769)
                                                       ------------   ------------   ------------






            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)
               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2000


                                                                           COMMON STOCK
                                                                           ------------
                                                                 AMOUNT                               ADDITIONAL
                                                                   PER                                  PAID-IN
                                                                  SHARE       SHARES       AMOUNT       CAPITAL
                                                                  -----       ------       ------       -------
Balance, December 31, 1998                                                296,422,907  $      2,964  $ 14,325,076
   Issuance of common stock, securities purchase agreement       $  .16     4,917,276            49       802,451
   Issuance of common stock, securities purchase agreement          .27     1,851,852            18       499,982
   Issuance of common stock, for services rendered                  .22       100,000             1        21,999
   Issuance of common stock, for services rendered                  .25       180,000             2        44,998
   Beneficial conversion feature, August debenture                                 --            --       687,500
   Beneficial conversion feature, December debenture                               --            --       357,143
   Warrant costs, securities purchase agreement                                    --            --       494,138
   Warrant costs, securities purchase agreement                                    --            --        37,025
   Warrant costs, August debenture                                                 --            --        52,592
   Warrant costs, December debenture                                               --            --         4,285
   Amortization of warrant costs, securities purchase agreement                    --            --            --
   Amortization of deferred compensation cost                                      --            --            --
   Expense related to modification of existing options                             --            --       210,144
   Net loss, year ended December 31, 1999                                          --            --            --
                                                                         ------------  ------------  ------------
Balance, December 31, 1999                                                303,472,035         3,034    17,537,333
                                                                         ------------  ------------  ------------





                                                                      DEFICIT
                                                                    ACCUMULATED
                                                                     DURING THE        DEFERRED       DISCOUNT
                                                                    DEVELOPMENT      COMPENSATION        ON
                                                                       STAGE             COST         WARRANTS
                                                                       -----             ----         --------
Balance, December 31, 1998                                       $(13,550,976)  $    (14,769)  $         --
   Issuance of common stock, securities purchase agreement                 --             --             --
   Issuance of common stock, securities purchase agreement                 --             --             --
   Issuance of common stock, for services rendered                         --             --             --
   Issuance of common stock, for services rendered                         --             --             --
   Beneficial conversion feature, August debenture                         --             --             --
   Beneficial conversion feature, December debenture                       --             --             --
   Warrant costs, securities purchase agreement                            --             --       (494,138)
   Warrant costs, securities purchase agreement                            --             --        (37,025)
   Warrant costs, August debenture                                         --             --             --
   Warrant costs, December debenture                                       --             --             --
   Amortization of warrant costs, securities purchase agreement            --             --        102,674
   Amortization of deferred compensation cost                              --         14,769             --
   Expense related to modification of existing options                     --             --             --
   Net loss, year ended December 31, 1999                          (6,174,262)            --             --
                                                                 ------------   ------------   ------------
Balance, December 31, 1999                                        (19,725,238)            --       (428,489)
                                                                 ------------   ------------   ------------





            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)
               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2000


                                                                             COMMON STOCK
                                                                             ------------
                                                                     AMOUNT
                                                                      PER
                                                                     SHARE      SHARES   AMOUNT
                                                                    -------     ------   ------

Balance, December 31, 1999                                                303,472,035  $   3,034

   Issuance of common stock, exercise of options                  $ .14       600,000          6
   Issuance of common stock, exercise of options                    .15     1,600,000         16
   Issuance of common stock, exercise of options                    .16       650,000          7
   Issuance of common stock, exercise of options                    .17       100,000          1
   Issuance of common stock, exercise of options                    .21       792,500          8
   Issuance of common stock, exercise of options                    .25     1,000,000         10
   Issuance of common stock, exercise of options                    .27       281,000          3
   Issuance of common stock, exercise of options                    .36       135,000          2
   Issuance of common stock, exercise of warrants                   .20       220,589          2
   Issuance of common stock, exercise of warrants                   .24       220,589          2
   Issuance of common stock, exercise of warrants                   .28        90,909          1
   Issuance of common stock, exercise of warrants                   .33        90,909          1
   Issuance of common stock, conversion of debt                     .14    35,467,682        355
   Issuance of common stock, conversion of debt                     .19     1,036,674         10
   Issuance of common stock, conversion of debt                     .20     1,887,500         19
   Issuance of common stock, cashless exercise of warrants                    513,354          5
   Issuance of common stock, services rendered                      .47       100,000          1
   Private placement shares issued                                  .22    13,636,357        136
   Cashless exercise of warrants                                                   --         --
   Beneficial conversion feature, January debenture                                --         --
   Warrant costs, consulting agreement                                             --         --
   Warrant costs, January debenture                                                --         --
   Warrant costs, private placement                                                --         --
   Warrant costs, private equity line of credit                                    --         --
   Recovery of subscription receivable previously written off                      --         --
   Amortization of warrant costs, securities purchase agreements                   --         --
   Expense related to modification of existing options                             --         --
   Net loss                                                                        --         --
                                                                         ------------  ---------
Balance, September 30, 2000                                               361,895,098  $   3,619
                                                                         ============  =========



                                                                              DEFICIT
                                                                             ACCUMULATED
                                                               ADDITIONAL     DURING THE       DISCOUNT
                                                                 PAID-IN     DEVELOPMENT          ON
                                                                 CAPITAL        STAGE          WARRANTS
                                                                 -------    --------------   -------------

Balance, December 31, 1999                                     $ 17,537,333   $(19,725,238)  $   (428,489)

   Issuance of common stock, exercise of options                     83,994             --             --
   Issuance of common stock, exercise of options                    239,984             --             --
   Issuance of common stock, exercise of options                    103,994             --             --
   Issuance of common stock, exercise of options                     16,999             --             --
   Issuance of common stock, exercise of options                    166,417             --             --
   Issuance of common stock, exercise of options                    246,090             --             --
   Issuance of common stock, exercise of options                     75,867             --             --
   Issuance of common stock, exercise of options                     48,598             --             --
   Issuance of common stock, exercise of warrants                    44,998             --             --
   Issuance of common stock, exercise of warrants                    53,998             --             --
   Issuance of common stock, exercise of warrants                    24,999             --             --
   Issuance of common stock, exercise of warrants                    29,999             --             --
   Issuance of common stock, conversion of debt                   4,907,146             --             --
   Issuance of common stock, conversion of debt                     199,990             --             --
   Issuance of common stock, conversion of debt                     377,481             --             --
   Issuance of common stock, cashless exercise of warrants          305,754             --             --
   Issuance of common stock, services rendered                       46,499             --             --
   Private placement shares issued                                2,999,864             --             --
   Cashless exercise of warrants                                   (305,759)            --             --
   Beneficial conversion feature, January debenture                 386,909             --             --
   Warrant costs, consulting agreement                              200,249             --             --
   Warrant costs, January debenture                                  13,600             --             --
   Warrant costs, private placement                               1,582,734             --     (1,582,734)
   Warrant costs, private equity line of credit                     512,241             --       (512,241)
   Recovery of subscription receivable previously written off        19,000             --             --
   Amortization of warrant costs, securities purchase agreement          --             --        374,393
   Expense related to modification of existing options            1,175,768             --             --
   Net loss                                                              --     (6,546,622)            --
                                                               ------------   ------------   ------------
Balance, September 30, 2000                                    $ 31,094,746   $(26,271,860)  $ (2,149,071)
                                                               ============   ============   ============





            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                                                                       INCEPTION
                                                                            NINE MONTHS ENDED        (FEBRUARY 20,
                                                                              SEPTEMBER 30,             1984) TO
                                                                      -----------------------------   SEPTEMBER 30,
                                                                           2000             1999           2000
                                                                      ------------     ------------     ------------
Cash Flows from Operating Activities:
   Net loss                                                           $ (6,546,622)    $ (4,098,867)    $(26,271,860)
                                                                      ------------     ------------     ------------
   Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation                                                      245,556          149,208          791,689
         Amortization of debt issue costs                                  106,030          128,750          779,215
         Amortization of deferred interest cost on beneficial
            conversion feature of convertible debenture                    386,909          687,500        3,820,270
         Amortization of discount on warrants                              441,365          113,062          879,924
         Amortization of deferred compensation cost                             --           14,769          760,500
         Issuance of common stock for services                              46,500           22,000        1,551,000
         Expense related to modification of existing options             1,175,768               --        1,385,912
         Realization of prepaid consulting fees                            193,181               --          193,181
         Other                                                                  --               --           (1,607)
         Changes in Operating Assets and Liabilities:
            Increase in inventory                                               --               --          (19,729)
            Increase in other current assets                               (12,785)          (6,021)         (72,520)
            Increase in other assets                                      (158,733)        (231,680)      (1,375,691)
            Increase in accounts payable and accrued liabilities           237,881          303,297          972,953
                                                                      ------------     ------------     ------------
                  Total adjustments                                      2,661,672        1,180,885        9,665,097
                                                                      ------------     ------------     ------------
                  Net cash used by operating activities                 (3,884,950)      (2,917,982)     (16,606,763)
                                                                      ------------     ------------     ------------

Cash Flows from Investing Activities:
   Purchase of investments                                                      --               --       (6,292,979)
   Proceeds from sale of investments                                            --          821,047        6,292,979
   Expenditures for property and equipment                                (606,815)        (193,163)      (2,157,565)
   Proceeds from sale of property and equipment                                 --               --            1,200
                                                                      ------------     ------------     ------------
                  Net cash provided (used) by investing activities        (606,815)         627,884       (2,156,365)
                                                                      ------------     ------------     ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of convertible debt                            1,000,000        2,000,000        9,500,000
   Proceeds from sale of securities, net of issuance costs               4,029,970          702,500       10,711,058
   Payments under capital lease                                            (37,325)         (28,444)         (95,913)
   Payments on note payable                                                (14,106)              --          (28,367)
   Recovery of subscription receivable written off                          19,000               --           19,000
                                                                      ------------     ------------     ------------
                  Net cash provided by financing activities              4,997,539        2,674,056       20,105,778
                                                                      ------------     ------------     ------------

Net Increase in Cash and Cash Equivalents                                  505,774          383,958        1,342,650

Cash and Cash Equivalents, Beginning                                       836,876          924,420               --
                                                                      ------------     ------------     ------------

Cash and Cash Equivalents, Ending                                     $  1,342,650     $  1,308,378     $  1,342,650
                                                                      ============     ============     ============


            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements at September 30, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2000 and results of operations and cash flows for the three months and the nine months ended September 30, 2000 and 1999. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain amounts in the 1999 financial statements have been reclassified to conform to 2000 presentation. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2.  COMMITMENTS AND CONTINGENCIES

         GOING CONCERN

         The accompanying unaudited consolidated condensed financial statements at September 30, 2000 have been prepared in conformity with generally accepted accounting principles, which contemplate the continuance of the Company as a going concern. The Company has suffered losses from operations during its operating history. The Company is dependent upon registration of Product R for sale before it can begin commercial operations. The Company's cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials required by the FDA. Unless and until Product R is approved for sale in the United States or another industrially developed country, the Company may be dependent upon the continued sale of its securities and debt financing for funds to meet its cash requirements. Management intends to continue to sell the Company's securities in an attempt to mitigate the effects of its cash position; however, no assurance can be given that equity or debt financing, if and when required, will be available. In the event that such equity or debt financing is not available, in order to continue operations, management anticipates that they will have to defer their salaries. During 2000 and 1999, the Company obtained equity and debt financing and may seek additional financing as the need arises. No assurance can be given that the Company will be able to sustain its operations until FDA approval is granted or that any approval will ever be granted. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to submit an application for approval with the FDA in the near future. The unaudited consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

         Pursuant to the Plata Agreement, the Company authorized the issuance to Plata of 5,000,000 shares of common stock and options to purchase an additional 5,000,000 shares at $.08 per share through July 9, 1994 (the "Plata Options") and 5,000,000 shares at $.10 per share through July 9, 1994 (the "Additional Plata Options"). Pursuant to several amendments, the Plata Options and the Additional Plata Options were exercisable through June 30, 2000 at an exercise price of $.15 and $.17, respectively. The fair value of these options are estimated to be $32,925 ($.0348 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; risk free interest rate of 6%. This amount has been charged to expense related to modification of existing option terms at December 31, 1999 as it related to services previously provided.

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

         Pursuant to the Argentine Agreement, the Company delivered $34,000 to DCT to cover out-of-pocket expenses associated with the Clinical Trials. The Argentine Agreement further provides that at the conclusion of the Clinical Trials, DCT shall cause Dr. Flichman to prepare and deliver a written report to the Company regarding the methodology and results of the Clinical Trials (the "Written Report"). In September 1996, the Written Report was delivered by Dr. Flichman to the Company. Upon delivery of the Written Report to the Company, the Company delivered to the principals of DCT options to acquire 2,000,000 shares of the Company's common stock for a period of one year from the date of the delivery of the Written Report, at a purchase price of $.20 per share. Pursuant to several amendments, the DCT options were exercisable through June 30, 2000 at an exercise price of $.21 per share. The fair value of these options are estimated to be $1,788 ($.0012 per option share) based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; risk free interest rate of 6%. This amount has been charged to expense related to modification of existing option terms at December 31, 1999 as it related to services previously provided. Effective July 1, 2000, these options were extended to December 31, 2000 at an exercise price of $.22 per share. As a result of the modification of the option terms, the fair value of these options is estimated to be $166,860 ($.2273 per option share) based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 50%; risk free interest rate of 6%. This amount has been charged to expense related to modification of existing option terms during the three months ended September 30, 2000. As of September 30, 2000, 1,256,000 shares of common stock were issued pursuant to the exercise of these options for an aggregate exercise price of approximately $261,425.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         TESTING AGREEMENTS (Continued)

         ARGENTINE AGREEMENT (Continued)

         In February 1998, the Company entered into an agreement with DCT (the "Concurrent Agreement") whereby the Company agreed to provide DCT or its assignees, up to $413,000 to cover the costs of a study in 65 patients to compare the results of treatment of patients with AIDS taking a three drug cocktail and Product R with those taking a three drug cocktail and a placebo. As of September 30, 2000, the Company has advanced approximately $50,000 for such study, which has been accounted for as research and development expense.

         In May 1998, the Company entered into an agreement with DCT (the "Rheumatoid Arthritis Agreement") whereby the Company agreed to provide DCT or its assignees, up to $95,000 to cover the costs of a controlled study in 30 patients to determine the efficacy of Product R for the treatment of rheumatoid arthritis in humans. In connection with this study, the Company has advanced approximately $95,000, which has been accounted for as research and development expense.

         In July 1998, the Company authorized expenditures of up to $90,000 to study the effects of Product R in inhibiting the mutation of the AIDS virus. As of September 30, 2000, the Company has advanced approximately $70,000 for such study, which has been accounted for as research and development expense.

         As of September 30, 2000, the Company advanced approximately $442,000 for expenses in connection with the drug approval process in Argentina.

         BARBADOS STUDY

         A double blind study assessing the efficacy of the Company's drug Product R in 43 human patients diagnosed with HIV (AIDS) has been conducted at the Queen Elizabeth Hospital, Bridgetown, Barbados (the "Barbados Study"). As of September 30, 2000, the Company has expended approximately $390,000 to cover the costs of the Barbados Study.

         In July 1998, the Company authorized expenditures of up to $45,000 to study the effects of Product R in inhibiting the mutation of the AIDS virus. As of September 30, 2000, the Company has advanced approximately $15,000 for such study, which has been accounted for as research and development expense.

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

         In connection with the consulting agreement, the Company issued to Dr. Hirschman 1,000,000 shares of the Company's common stock and the option to acquire 5,000,000 shares of the Company's common stock for a period of three years per the vesting schedule as referred to in the agreement, at a purchase price of $.18 per share. As of September 30, 2000, 900,000 shares have been issued upon exercise of these options for cash consideration of $162,000 under this Agreement.

         In March 1996, the Company entered into an addendum to the consulting agreement with Dr. Hirschman whereby Dr. Hirschman agreed to provide consulting services to the Company through May 2000 (the "Addendum"). Pursuant to the Addendum, the Company granted to Dr. Hirschman and his designees options to purchase an aggregate of 15,000,000 shares of the Company's common stock for a three year period pursuant to the following schedule: (i) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1996 and ending March 23, 2009 at an exercise price of $.19 per share, of which options to acquire 500,000 shares (exercisable until March 23, 2001) were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; (ii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1997 and ending March 23, 2009 at an exercise price of $.27 per share, of which options to acquire 500,000 shares (exercisable until March 23, 2001) were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; and (iii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1998 and ending March 23, 2009 at an exercise price of $.36 per share, of which options to acquire 500,000 shares (exercisable until March 23, 2001) were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman. In addition, the Company has agreed to cause the shares underlying these options to be registered so long as there is no cost to the Company. As of September 30, 2000, 916,000 shares of common stock were issued pursuant to the exercise of stock options by Richard Rubin. Mr. Rubin has, from time to time in the past, advised the Company on matters unrelated to his consultation with Dr. Hirschman.

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

                                 AS REPORTED        PRO FORMA         AS
                              SEPTEMBER 30, 2000    ADJUSTMENT     ADJUSTED
                              ------------------    ----------     --------
         Net loss             $  (6,546,622)    $    (893,297)  $  (7,439,919)
                              =============     =============   =============

         Net loss per share   $       (0.02)    $       (0.00)  $       (0.02)
                              =============     =============   =============

         There were no other options outstanding that would require pro forma presentation.

         COHEN AGREEMENTS

         In September 1992, the Company entered into a one year consulting agreement with Leonard Cohen (the "September 1992 Cohen Agreement"). The September 1992 Cohen Agreement required that Mr. Cohen provide certain consulting services to the Company in exchange for the Company's issuing to Mr. Cohen 1,000,000 shares of common stock (the "September 1992 Cohen Shares"), 500,000 of which were issuable upon execution of the September 1992 Cohen Agreement and the remaining 500,000 shares of which were issuable upon Mr. Cohen completing 50 hours of consulting service to the Company. The Company issued the first 500,000 shares to Mr. Cohen in October 1992 and the remaining 500,000 shares to Mr. Cohen in February 1993. Further pursuant to the September 1992 Cohen Agreement, the Company granted to Mr. Cohen the option to acquire, at any time and from time to time through September 10, 1993 (which date has been extended through June 30, 2000), the option to acquire 3,000,000 shares of common stock of the Company at an exercise price of $.09 per share (which exercise price has been increased to $.16 per share) (the "September 1992 Cohen Options"). The fair value of these options are estimated to be $59,030 ($.0347 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; risk free interest rate of 6%. This amount has been charged to expense related to modification of existing option terms at December 31, 1999 as it related to services previously provided.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)





NOTE 2.COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         COHEN AGREEMENTS (Continued)

         Effective July 1, 2000, these options were extended to December 31, 2000 at an exercise price of $.17 per share. As a result of the modification of the option terms, the fair value of these options is estimated to be $55,023. ($.2751 per option share) based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 50%; risk free interest rate of 6%. This amount has been charged to expense related to modification of existing option terms during the three months ended September 30, 2000. As of September 30, 2000, 2,900,000 of the September 1992 Cohen Options have been exercised for cash consideration of $403,000.

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

         In July 1994, in consideration for services related to the introduction, negotiation and execution of a distribution agreement the Company issued: (i) to Mr. Cohen, an additional 2,500,000 shares (the "April 1994 Cohen Shares") and (ii) to each of Elliot Bauer and Lee Rizzuto, 625,000 shares (the "Bauer and Rizzuto Shares") as well as options to acquire an additional 5,000,000 shares each at $.10 per share exercisable through May 1, 1996 (the "Bauer and Rizzuto Options"). Pursuant to several amendments, the remaining Bauer options are exercisable through June 30, 2000 at an option price of $.14. The fair value of these options are estimated to be $116,101 ($.0541 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; risk free interest rate of 6%. This amount has been charged to expense related to modification of existing option terms at December 31, 1999 as it related to services previously provided. Effective July 1, 2000, these options have been extended to December 31, 2000 at an exercise price of $.16 per share. As a result of the modification of the option terms, the fair value of these options is estimated to be $953,885. ($.2848 per option share) based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 50%; risk free interest rate of 6%. This amount has been charged to expense related to modification of existing option terms during the three months ended September 30, 2000. Through September 30, 2000, 6,650,500 shares were issued pursuant to the exercise of the Bauer and Rizzuto Options for an aggregate exercise price of $696,050. Mr. Rizzuto sold all of his shares and all shares underlying his options.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)





 NOTE 2. COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         GLOBOMAX AGREEMENT

         On January 18, 1999, the Company entered into a consulting agreement with GloboMax LLC to provide services at hourly rates established by the contract to the Company's Investigational New Drug application submission and to perform all work that is necessary to obtain FDA approval. The contract was extended indefinitely by mutual consent of both parties. The Company has incurred approximately $950,000 in services to GloboMax through September 30, 2000.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)





NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSTRUCTION COMMITMENT

         On October 25, 2000, the Company entered into an agreement with an unaffiliated third party to construct leasehold improvements at an approximate cost of $350,000 for research and development purposes at the Company's Yonkers, New York facilities.

         LITIGATION

         In June 2000, the Company filed an action and complaint in the Supreme Court of New York, Westchester County, against Commonwealth Pharmaceuticals, Ltd., Immune Modulation Maximum Corp. ("IMMC") and Charles E. Miller (collectively, the "Defendants") alleging a breach by Commonwealth of an exclusive distribution agreement between the Company and Commonwealth, misappropriation of trade secrets and confidential information, conversion and conspiracy to convert the Company's property interests in Reticulose. The agreement, which the Company alleges in its complaint is currently in force and effect, provides that: (i) all laboratory or clinical studies initiated by Commonwealth for which Reticulose is provided for free must first be approved by the Company, (ii) the results of all studies, all research data and documentation and any research publications resulting from studies initiated by Commonwealth or any of its agents will belong to the Company and will be made use of at the Company's discretion, and (iii) such studies are only permitted as part of such agreement. In its complaint, the Company alleged that Defendant Miller filed and obtained a U.S. patent entitled "Composition Containing Peptides and Nucleic Acids and Methods of Making Same" based on a study conducted by a third party using Reticulose obtained free of charge from the Company, and that such patent was assigned to Defendant IMMC, a company controlled by Defendant Miller, in violation of the exclusive distribution agreement.

         In its complaint, the Company seeks relief in the form of (i) assignment of the patent to the Company, (ii) adjustment that Defendants breached, misappropriated, converted and conspired to convert the Company's property rights, (iii) damages, profits realized and interest thereon; and (9v) attorneys' fees, costs and expenses. In response, on August 3, 2000, Defendants filed a Motion to Dismiss the Complaint alleging lack of personal jurisdiction or, in the alternative, that the agreement underlying the Company's claim is legally inoperative.

         In August 2000, the Defendants other than Miller, filed a suit against the Company in the United States District Court for the Eastern District of Michigan which alleges that INMC, and not the Company, is the owner of the exclusive/broad rights in Reticulose, and seeks, among other things, (i) a declaratory judgment that Defendant IMMC is the exclusive owner of the broad/exclusive rights to Reticulose and the subject patent; (ii) an injunction against the Company from further attempts to use; market or assert any claims of ownership over any broad/exclusive rights in Reticulose, or the use, publication or disclosure of information regarding Reticulose; (iii) return of such information to the Defendants; (iv) that the Company assign any Reticulose-related trademarks to IMMC and (v) that the Company pay Defendants damages, profits, costs and attorneys' fees. The Company was served with the Complaint on August 8, 2000.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         LITIGATION (Continued)

         In September 2000, the Company's case in New York was dismissed. The Company has asked the New York court to reinstate its claim in the New York case. That motion is pending. The Company has counterclaimed in the Michigan action alleging the same causes of action as have been asserted in the New York action, seeking an injunction, damages, profits and interest thereon and attorneys fees, costs and expenses. The Michigan case has not yet entered the discovery phase.

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

         In connection with the issuance of the November Debenture, the Company issued to RBB two warrants (the "November Warrants") to purchase Common Stock, each such November Warrant entitling the holder to purchase 375,000 shares of the Common Stock at any time and from time to time through October 31, 2008. The exercise prices of the two November Warrants are $.20 and $.24 per warrant share, respectively. The fair value of the November warrants was estimated to be $48,000 ($.064 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; a risk

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 3.  CONVERTIBLE DEBENTURES (Continued)

         free interest rate of 5.75% and an expected holding period of one year. This amount has been amortized to interest expense in the accompanying consolidated condensed financial statements.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 3.  CONVERTIBLE DEBENTURES (Continued)

         During 1999, $1,000,000 of these debentures was sold. The remaining $1,000,000 was not available until the shares underlying the first $1,000,000 were registered. Such registration statement was declared effective in January 2000 and the remaining $1,000,000 transaction was consummated.

         On January 27, 2000, February 22, 2000, February 23, 2000, February 24, 2000 and February 29, 2000 pursuant to notice by the holder, Endeavour, to the Company under the December Debenture, $150,000, $135,000, $715,000, $785,000 and $200,000, respectively, of the principal amount of the December Debenture was converted into 1,105,435, 988,913, 5,149,035, 5,622,696 and 1,036,674 shares of the common stock, respectively. As of September 30, 2000, $15,000 of the December Debenture remained outstanding.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)





NOTE 3.  CONVERTIBLE DEBENTURES (Continued)

         A summary of the outstanding convertible debentures is as follows:

                                                            September 30,    December 31,
                                                                 2000            1999
                                                             ----------      ----------
         Unpaid principal balance of November debenture      $       --      $1,500,000
         Unpaid principal balance of August debenture                --       2,000,000
         Unpaid principal balance of December debenture          15,000       1,000,000
                                                             ----------      ----------
                                                                 15,000       4,500,000
         Less unamortized discount                                   --          53,371
                                                             ----------      ----------
         Convertible debentures, net                         $   15,000      $4,446,629
                                                             ==========      ==========


NOTE 4.  SECURITIES PURCHASE AGREEMENTS

         In January 1999, pursuant to a securities purchase agreement, the Company issued 4,917,276 shares of its common stock for an aggregate purchase price of $802,500. Such agreement also provided for the issuance of four warrants to purchase a total of 2,366,788 shares of common stock at prices ranging from $.204 to $.2448 per share at any time until December 31, 2003. The fair value of these warrants was estimated to be $494,138 ($.209 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 6% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements. As of September 30, 2000, 441,178 shares of common stock were issued pursuant to the exercise of these warrants for an aggregate exercise price of approximately $99,000.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)





NOTE 4.  SECURITIES PURCHASE AGREEMENTS (Continued)

         Additionally, in connection with the above described securities purchase agreement, the Company issued warrants to purchase an aggregate of 5,454,544 shares of common stock. Fifty percent (50%) of the warrants are exercisable at $0.275 per share and fifty percent (50%) of the warrants are exercisable at $0.33 per share, until February 28, 2005. The fair value of these warrants was estimated to be $1,582,734 ($0.295 and $0.285 per warrant share) based upon a financial analysis of the terms of the warrant using the Black-Scholes Pricing Model with the following assumptions; expected volatility of 90%; a risk free interest rate of 6% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated condensed financial statements. As of September 30, 2000, 181,818 shares of common stock were issued pursuant to the exercise of these warrants for an aggregate exercise price of approximately $55,000.

         On November 8, 2000, pursuant to a securities purchase agreement among the Company, Harbor View Group and various other purchasers, the Company authorized the issuance and sale of up to 50,000,000 shares of common stock, and warrants to purchase an aggregate of 30,000,000 shares of common stock in a private offering transaction for a purchase price of $0.40 per share. As of November 14, 2000, the Company had closed on the sale of 5,555,000 shares and warrants to purchase 3,333,000 shares for an aggregate purchase price of $2,222,000. Half of the warrants are exercisable at $0.48 per share, and half of the warrants are exercisable at $0.56 per share, until November 2005.

NOTE 5.  EQUITY LINE OF CREDIT

         In September 2000, the Company entered into an agreement with Spinneret Financial Systems, Inc., an institutional investor, to sell up to $20,000,000 of the Company's common stock. The shares of common stock will be sold pursuant to the private equity line of credit, under which the Company may exercise "put options" to sell shares for a price equal to the average of the three lowest reported closing bid prices of the Company's common stock over a 25 trading day period ending on the advance notice date (the "Average Bid Price"). The agreement provides that the closing bid price of the common stock on the put option notice date shall not be less that the Average Bid Price. The shares may be sold periodically in maximum increments of $100,000 to $300,000 over a period of up to 30 months. Upon signing the agreement, the Company issued to its placement agent, May Davis Group, Inc., a Class A Warrant to purchase 5,000,000 shares of common stock at an exercise price per share equal to $1.00, exercisable in part or in whole at any time until September 18, 2005, and a Class B Warrant to purchase 5,000,000 shares of common stock at an exercise price equal to the greater of $1.00 or 110% of the bid price of the common stock on the applicable advance date. The Class B Warrant is exercisable pro rata on or after each advance date with respect to that number of warrant shares equal to the product obtained by multiplying 5,000,000 by a fraction, the numerator of which is the amount of the advance payable on the applicable advance date and denominator of which is 20,000,000, until 60 months from the date of issuance.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)





NOTE 5.  EQUITY LINE OF CREDIT (Continued)

         The fair value of the Class A Warrants is estimated to be $512,241 ($.1024 per warrant share) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 50%; risk free interest rate of 6%. This amount will be amortized to interest expense over the term of the warrants.

         The Company has incurred approximately $60,000 in fees in connection with the Equity Line of Credit. Such fees have been included in other assets and will be amortized over the life of the line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and the related Notes to Consolidated Condensed Financial Statements of Advanced Viral Research Corp. included in Item 1 of this Quarterly Report on Form 10-Q. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999.

OVERVIEW

         Since our inception in July 1985, we have been engaged primarily in research and development activities. We have not yet generated material operating revenues, and as of September 30, 2000 we had incurred a cumulative net loss of approximately $26,272,000. Our ability to generate substantial operating revenue depends upon our success in gaining the Food & Drug Administration (FDA) approval for the commercial use and distribution of Product R (the prior formulation of which was known as "Reticulose"). All of our research and development efforts have been devoted to the development of Product R.

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

         We believe that the IND will demonstrate the low rate of adverse reactions occurring in the use of Product R as a treatment of AIDS and other diseases, however, it is impossible to determine if or how much of the data from any ongoing studies will be considered useful by the FDA in considering the IND application, once it is filed. FDA approval to begin human clinical trials of Product R pursuant to an approved IND will require significant cash expenditures. Furthermore, Product R may never be approved for commercial distribution by any country.

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

RECENT DEVELOPMENTS

         EQUITY LINE OF CREDIT AGREEMENT. On September 18, 2000, we signed a private equity line of credit agreement with Spinneret Financial Systems, Inc. for the future issuance and purchase of shares of our common stock. The private equity line of credit agreement establishes what is sometimes termed an equity line of credit or an equity drawdown facility. Spinneret has committed up to $20,000,000 to purchase shares of our common stock. Beginning on the date that a registration statement covering the resale of the shares issuable pursuant to the equity line of credit is declared effective by the Commission, and continuing for thirty (30) months thereafter, we may, from time to time, in our sole discretion, sell or "put" shares of our common stock to Spinneret at a price equal to the market price of the common stock. Spinneret's obligation to purchase the shares of our common stock is subject to the satisfaction of certain conditions as described below. Once every 15 trading days, we may request an advance the maximum amount of which is dependent, among other things, on the trading volume of our common stock. The number of shares that we will issue to Spinneret in return for the advance will be determined by dividing the amount of the advance by the average of the three lowest reported closing bid prices of our common stock over a 25 trading day period ending on the advance notice date, as set forth in private equity line of credit agreement.

         Our ability to put shares of common stock to Spinneret Financial Systems is subject to certain conditions and limitations, including, among others, the following:

         o the closing bid price of the common stock on the advance notice date shall not be less than the average of the three lowest closing bid prices of our common stock for the 25 trading day period ending on the date we request an advance.

         o the registration statement covering the resale of the shares must have previously become effective and shall remain effective and available for making resales of the put shares;

         o at least 15 trading days must have elapsed since the last date we put shares to Spinneret Financial Systems

         We will receive the amount of the advance less any escrow agent fees and a five percent (5%) cash placement fee payable to the placement agent, May Davis Group, Inc., which introduced Spinneret to us. May Davis is not obligated to purchase any of our shares, but as an additional placement fee, we issued to May Davis a Class A Warrant to purchase 5,000,000 shares of our common stock at an exercise price per share equal to $1.00, exercisable at any time by May Davis until September 18, 2005, and a Class B Warrant to purchase 5,000,000 shares of our common stock at an exercise price equal to the greater of $1.00 or 110% of the bid price of the common stock on the applicable advance date under the private equity line of credit agreement. The Class B Warrant is exercisable pro rata on or after each advance date with respect to that number of warrant shares equal to the product obtained by multiplying 5,000,000 by a fraction, the numerator of which is the amount of the advance payable on the applicable advance date and the denominator of which is $20,000,000, until sixty months from the date of issuance. We may redeem the warrants at a redemption price of $.01 per share provided that the bid price for our common stock equals at least $4.00 per share for a period of 10 consecutive trading days, as described therein. May Davis is also entitled to certain "piggyback" registration rights with respect to the shares of common stock issuable upon exercise of the warrants pursuant to a registration rights agreement.

         In addition, pursuant to the equity line of credit agreement, each of our officers, directors and affiliates has agreed that he, she or it will not, directly or indirectly, without the prior written consent of Spinneret, issue, offer, agree or offer to sell, sell, grant an option for the purchase or sale of, transfer, pledge, assign, hypothecate, distribute or otherwise encumber or dispose of (whether pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended, or otherwise) any shares of our common stock, including options, rights, warrants or other securities underlying, convertible into, exchangeable or exercisable for or evidencing any right to purchase or subscribe for any shares of our common stock (whether or not beneficially owned by the undersigned), or any beneficial interest therein for a period of 10 trading days following the receipt of an advance notice by us pursuant to the agreement.

         SECURITIES PURCHASE AGREEMENT. On November 8, 2000, pursuant to a securities purchase agreement with Harbor View Group and various other purchasers, we authorized the issuance and sale of up to 50,000,000 shares of our common stock and warrants to purchase an aggregate of 30,000,000 shares of common stock in a private offering transaction pursuant to Section 4(2) of the Securities Act for a purchase price of $0.40 per share. As of November 14, 2000, we had closed on the sale of 5,555,000 shares and warrants to purchase 3,333,000 shares for an aggregate purchase price of $2,222,000. Half of the warrants are exercisable at $0.48 per share, and half of the warrants are exercisable at $0.56 per share, until November 8, 2005. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares.

RESULTS OF OPERATIONS

         For the three and nine month periods ended September 30, 2000, we incurred losses of approximately $3,156,000 and $6,547,000, respectively, vs. approximately $2,013,000 and $4,099,000 for the three and nine month periods ended September 30, 1999. Our increased losses were attributable primarily to:

         GENERAL AND ADMINISTRATIVE EXPENSE. Our increased losses during the three and nine months ended September 30, 2000 are principally due to increased general and administrative expense (approximately $723,000 and $2,089,000 for the three and nine months ended September 30, 2000 vs. $606,000 and $1,545,000 for the three and nine months ended September 30, 1999, respectively). Included in the general and administrative expenses are:

         o increases and decreases in consulting and professional fees (approximately $168,000 and $636,000 for the three and nine months ended September 30, 2000 vs. $176,000 and $448,000 for the three and nine months ended September 30, 1999, respectively) primarily attributable to the engagement of an investor relations firm and a consulting agreement with Harbor View Group;

         o an increase in payroll and related expenses (approximately $295,000 and $783,000 for the three and nine months ended September 30, 2000 vs. $212,000 and $545,000 for the three and nine months ended September 30, 1999, respectively) attributable to increased employee and officer salaries and the addition of a Chief Financial Officer position.

         EXPENSE RELATED TO MODIFICATION OF EXISTING OPTIONS. Our increased losses during the three and nine months ended September 30, 2000 are also due to expense relating to the modification of the term and option price of certain options previously issued in connection with various product testing and corporate consulting services (approximately $1,176,000 for the three and nine months ended September 30, 2000 vs. $0 for the three and nine months ended September 30, 1999).

         DEPRECIATION EXPENSE. Our increased losses during the three and nine months ended September 30, 2000 are also due to increased depreciation expense (approximately $102,000 and $246,000 for the three and nine months ended September 30, 2000 vs. $54,000 and $149,000 for the three months ended September 30, 1999, respectively) due to the purchase of additional research and laboratory equipment and leasehold improvements.

         INTEREST INCOME (EXPENSE). Our losses during the three and nine months ended September 30, 2000 are also due to interest expense (approximately $221,000 and $899,000 for the three and nine months ended September 30, 2000 vs. $936,000 and $1,247,000 for the three and nine months ended September 30, 1999, respectively). Interest income for the three and nine months ended September 30, 2000 was approximately $33,000 and $108,000 vs. $6,000 and $28,000 for the three and nine months ended September 30, 1999, respectively. Included in the interest expense are:

         o amortization of loan costs and other interest expense (as reduced by other items previously accrued at year end) of approximately $6,000 and $73,000 for the three and nine months ended September 30, 2000 vs. $131,000 and $248,000 for the three and nine months ended September 30, 1999, respectively;

         o beneficial conversion feature on certain convertible debentures of approximately $0 and $387,000 for the three and nine months ended September 30, 2000 vs. $687,500 for the three and nine months ended September 30, 1999;

         o amortization of discount on certain warrants of approximately $216,000 and $439,000 for the three and nine months ended September 30, 2000 vs. $40,000 and $113,000 for the three and nine months ended September 30, 1999, respectively; and

         o additional financing costs related to the effective date of certain registration statements of $78,000 and $198,000 for the three and nine months ended September 30, 1999.

         RESEARCH AND DEVELOPMENT EXPENSE. Our increased losses during the three months ended September 30, 2000 are also due to increased research and development expenses (approximately $970,000 and $2,253,000 for the three and nine months ended September 30, 2000 vs. $427,000 and $1,192,000 for the three and nine months ended September 30, 1999, respectively). Included in the research and development expenses are:

         o consulting expenses payable to GloboMax LLC, a firm assisting us with the preparation and filing of the IND for Product R, of approximately $373,000 and $747,000 for the three and nine months ended September 30, 2000 vs. $65,000 and $175,000 for the three and nine months ended September 30, 1999, respectively;

         o expenditures in connection with Phase I of the drug approval process in Argentina of approximately $90,000 and $206,000 for the three and nine months ended September 30, 2000 vs. $50,000 and $98,000 for the three and nine months ended September 30, 1999, respectively; and

         o additional expenditures for payroll and related costs and occupancy expenses for the Yonkers, New York facility (approximately $316,000 and $913,000 for the three and nine months ended September 30, 2000 vs. $273,000 and $717,000 for the three and nine months ended September 30, 1999, respectively).

         REVENUES. We had sales of approximately $2,000 and $7,000 for the three and nine months ended September 30, 2000 vs. $2,000 and $7,000 for the three and nine months ended September 30, 1999, respectively. All sales during these periods were to distributors purchasing Product R for testing purposes.

LIQUIDITY

         As of September 30, 2000, we had current assets of approximately $1,442,000, compared to approximately $916,000 at December 31, 1999. We had total assets of approximately $3,907,000 and $2,862,000 at September 30, 2000 and December 31, 1999, respectively. The increase in current and total assets was primarily attributable to additions to property and equipment and proceeds received from the sale of securities and the exercise of outstanding options (please refer to Statement of Stockholders Equity contained in the Consolidated Condensed Financial Statements and the related Notes to Consolidated Condensed Financial Statements included herein).

         During the nine months ended September 30, 2000, we used cash of approximately $3,885,000 for operating activities, as compared to approximately $2,918,000 for the nine months ended September 30, 1999. During the nine months ended September 30, 2000, our expenditures included:

         o  approximately $783,000 for payroll and related costs;

         o  approximately $560,000 in consulting fees to GloboMax;

         o non-cash expenses of approximately $387,000 relating to amortization of deferred interest associated with the beneficial conversion feature of the second tranche of the December 1999 convertible debentures;

         o approximately $206,000 in connection with Phase I of the drug approval process in Argentina;

         o approximately $913,000 for payroll and related costs and occupancy expenses for our Yonkers facility;

         o  approximately $304,000 for laboratory supplies;

         o  approximately $584,000 for other professional and consulting fees;

         o non-cash expenses relating to amortization of loan costs and discount on warrants of approximately $106,000 and $441,000, respectively, relating to convertible debentures issued in 1998, 1999 and 2000; and

         o non-cash expenses of approximately $193,000 relating to the issuance of warrants for consulting services.

         During the nine months ended September 30, 2000, cash flows provided by financing activities was primarily due to the proceeds from the sale of convertible debentures, sale of common stock and exercise of options in 1999 and 2000 of approximately $5,030,000. During the nine months ended September 30, 2000, cash flow used for investing activities were for expenditures of approximately $607,000 for leasehold improvements and research and laboratory equipment at our Yonkers, New York office.

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

         On September 18, 2000 we entered into a private equity line of credit agreement where we have the right to put shares of our common stock to Spinneret from time to time to raise up to $20,000,000, subject to certain conditions and restrictions. Under the terms of a registration rights agreement entered in connection with the equity line of credit, we are required to file with the Commission a registration statement to register the resale of shares of common stock purchased by Spinneret upon the exercise of each put option. Such registration statement must be declared effective by the Commission prior to the first sale to the investor of the common stock sold pursuant to the agreement. In addition, May Davis, our placement agent, is entitled to certain "piggyback" registration rights with respect to the resale of shares of common stock issuable upon exercise of certain warrants received in consideration of its services. The registration statement was filed with the Commission on October 31, 2000.

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

CAPITAL RESOURCES

         We have been dependent upon the proceeds from the continued sale of securities for the funds required to continue operations at present levels and to fund further research and development activities. In April 2000, the Commission declared effective our shelf registration statement relating to the offering of up to 200,000,000 shares of our common stock to be used in connection with financings and resales of the shares issued thereunder by the recipients of such shares. All such shares remain available for issuance.

         The following table summarizes sales of our securities since November 1998.


                   GROSS                         CONVERTIBLE/         CONVERSION PRICE/          MATURITY DATE/
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

December 1999 and  $2,000,000   Debentures       13,884,841 shares    $0.1363-.3564 per share    Fully converted
January 2000
                                Warrants         210,000 shares       $0.19916667 per share      December 31, 2002

February 2000      $3,000,000   Common Stock     13,636,957 shares    n/a                        n/a
                                Warrants         2,727,272 shares     $0.275 per share           February 28, 2005
                                                 2,727,272 shares     $0.33 per share

September 2000     (1)          Warrants         10,000,000 shares    $1.00 per share (1)        September 18, 2005

November 2000      $2,222,000   Common Stock     5,555,000 shares     $0.40 per share            n/a
                                Warrants         1,666,500 shares     $0.48 per share            November 8, 2005
                                                 1,666,500 shares     $0.56 per share            November 8, 2005



---------------

(1) Represents warrants issued to May Davis Group, Inc. as consideration for its services as placement agent in connection with the equity line of credit, including a Class A Warrant to purchase 5,000,000 shares of our common stock at an exercise price per share equal to $1.00, exercisable at any time by May Davis until September 18, 2005, and a Class B Warrant to purchase 5,000,000 shares of our common stock at an exercise price equal to the greater of $1.00 or 110% of the bid price of the common stock on the applicable advance date.

         SECURITIES ISSUED IN 1998

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

         In connection with the issuance of the convertible debenture, we issued to RBB two warrants to purchase common stock, each warrant entitling the holder to purchase, until October 31, 2008, 375,000 shares of the common stock. The exercise prices of the two warrants are $0.20 and $0.24 per warrant share, respectively. Each warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of September 30, 2000, none of these warrants had been exercised.

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

         HARBOR VIEW GROUP, INC., ET AL.: In December 1998 pursuant to a securities purchase agreement, we sold to Harbor View Group, Inc. and various other purchasers 4,917,276 shares of common stock, and warrants to purchase an aggregate of 2,366,788 shares of common stock, including (x) warrants to purchase an aggregate of 1,966,788 shares of common stock and (y) a finder's fee paid to Harbor View Group consisting of two warrants to purchase an aggregate 400,000 shares of common stock, in a private offering transaction pursuant to
Section 4(2) of the Securities Act, for an aggregate purchase price of $802,500. Of the $802,500 purchase price, $600,000 was received on December 31, 1998, and $202,500 was received in January 1999. The warrants entitle the holders to purchase an aggregate of 1,183,394 shares of common stock at an exercise price of $0.2040 per share, and 1,183,394 shares at an exercise price of $0.2448 per share. The warrants are exercisable at any time and from time to time until December 31, 2003. Each warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of September 30, 2000, warrants to purchase 441,178 shares of common stock had been exercised.

         The fair value of the warrants issued as of January 7, 1999, the date of issuance of the shares in connection with the securities purchase agreement, was estimated to be $494,000 ($0.0208 per warrant) based upon a financial analysis of the terms of such warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%, and a risk free interest rate of 6% through the December 31, 2003 expiration date. This amount is amortized to interest expense in the accompanying consolidated financial statements.

         SECURITIES ISSUED IN 1999

         BERMAN, ET AL.: In July 1999 pursuant to a securities purchase agreement, we sold 1,851,852 shares of common stock, and warrants to purchase an aggregate of 925,926 shares of common stock to Michael Berman, Pak-Lin Law and Kwong Wai Au in a private offering transaction pursuant to Section 4(2) of the Securities Act, for an aggregate purchase price of $500,000, received in July 1999. The warrants entitle the holders to purchase 463,264 and 463,264 shares of common stock at exercise prices of $0.324 and $0.378 per share, respectively. The warrants are exercisable at any time and from time to time until June 28, 2004. Each warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of September 30, 2000, none of the warrants had been exercised.

         The fair value of the warrants issued as of July 9, 1999, the date of issuance of the shares in connection with the securities purchase agreement, was estimated to be $37,000 ($0.04 per warrant) based upon a financial analysis of the terms of such warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%, and a risk free interest rate of 5.75% through the June 30, 2004 expiration date. This amount is amortized to interest expense in the accompanying consolidated financial statements.

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

         ENDEAVOUR CAPITAL FUND S.A.: Pursuant to a securities purchase agreement dated December 28, 1999 in a private offering transaction under
Section 4(2) of the Securities Act, we issued the first $1,000,000 tranche of $2,000,000 in aggregate principal amount of our 7% convertible debentures due December 31, 2004 to Endeavour Capital Fund S.A. (the "Endeavour Transaction"). In connection with the sale of the first tranche of debentures, we issued warrants to purchase 100,000 shares of our common stock to Endeavour, and two warrants to purchase 5,000 shares of common stock to Endeavour's legal counsel. Accrued interest under the convertible debentures was computed at the rate of 7% per annum on the unpaid principal balance from the date of issuance until the date of interest payment and was payable on conversion of the debenture or on maturity in common stock using the same conversion formula. The convertible debentures were convertible, at the option of the holder, into shares of common stock pursuant to a specified formula.

         These warrants expire on December 31, 2002 and are exercisable at $0.19916667 per share. The warrants provide that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise. The warrants contain anti-dilution provisions which provide for the adjustment of the warrant price and warrant shares. As of the date of this prospectus, none of these warrants had been exercised.

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

         On January 27, February 22 and 23, 2000 pursuant to notice by Endeavour Capital Fund, $150,000, $135,000, and $715,000 principal amount of the first tranche of the Endeavour debentures was converted into 1,105,435, 988,913, and 5,149,035 shares of common stock, respectively. As of February 23, 2000, the first tranche of the debentures was fully converted. The second tranche of the debentures issued to Endeavour in 2000, as more fully described below, were fully converted as of October 23, 2000.

         SECURITIES ISSUED IN 2000

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

         On February 24 and 29, and October 23, 2000 pursuant to notice by Endeavour Capital Fund,$785,000, $200,000 and $15,000 principal amount of the second tranche of the Endeavour debentures was converted into 5,622,696, 1,036,674 and 42,088 shares of common stock, respectively. As of October 23, 2000, the second tranche of the debentures were fully converted.

         HARBOR VIEW GROUP, INC. On February 7, 2000 pursuant to a consulting agreement with Harbor View Group, we issued to Harbor View warrants to purchase 1,750,000 shares at an exercise price of $0.21 per share, and warrants to purchase 1,750,000 shares at an exercise price of $0.26 per share, until February 28, 2005, in exchange for consulting services provided or to be provided to us. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of September 30, 2000 none of these warrants had been exercised.

         The fair value of the warrants is estimated to be $200,249 ($.057 per warrant) based upon a financial analysis of the terms of the warrant using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 90%; a risk free interest rate of 6% and an expected holding period of eleven months (the term of the consulting agreement). We have determined that $89,045 of the fair value relates to past services and, accordingly, we have expensed this portion in the three months ended March 31, 2000. The remaining $111,204 is included in other current assets and is amortized over the remaining term of the agreement.

         HARBOR VIEW GROUP, INC., ET AL. In February 2000 pursuant to a securities purchase agreement, we sold to Harbor View Group and various other purchasers 13,636,357 shares of common stock, and warrants to purchase an aggregate of 5,454,544 shares of common stock in a private offering transaction pursuant to Section 4(2) of the Securities Act, for an aggregate purchase price of $3,000,000. Half of the warrants are exercisable at $0.275 per share, and half of the warrants are exercisable at $0.33 per share, until February 28, 2005. Each warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of September 30, 2000 warrants to purchase 181,818 shares of common stock had been exercised.

         The fair value of the warrants issued as of February 16, 2000 in connection with the securities purchase agreement was estimated to be $1,582,734 ($0.290 per warrant) based upon a financial analysis of the terms of such warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 90%, and a risk free interest rate of 6% through the February 28, 2005 expiration date. This amount is amortized to interest expense in the accompanying consolidated financial statements.

            SPINNERET FINANCIAL SYSTEMS/MAY DAVIS GROUP. In September 2000, we entered into an equity line of credit agreement with Spinneret Financial Systems, Inc., an institutional investor, to sell up to $20.0 million of our common stock. Under the private equity line of credit, under which we may exercise "put options" to sell shares for a price equal to the average of the three lowest reported closing bid prices of our common stock over a 25 trading day period ending on the advance notice date (the "Average Bid Price"). The agreement provides that the closing bid price of the common stock on the put option notice date shall not be less than the Average Bid Price. The shares may be sold periodically in maximum increments of $100,000 to $300,000 over a period of up to thirty months. Upon signing the agreement, we issued to our placement agent, May Davis Group, Inc., a Class A Warrant to purchase 5,000,000 shares of common stock at an exercise price per share equal to $1.00, exercisable in part or in whole at any time until September 18, 2005, and a Class B Warrant to purchase 5,000,000 shares of common stock at an exercise price equal to the greater of $1.00 or 110% of the bid price of the common stock on the applicable advance date. The Class B Warrant is exercisable pro rata on or after each advance date with respect to that number of warrant shares equal to the product obtained by multiplying 5,000,000 by a fraction, the numerator of which is the amount of the advance payable on the applicable advance date and the denominator of which is $20,000,000, until sixty months from the date of issuance.

         The fair value of the Class A Warrants is estimated to be $512,241 ($.1024 per warrant share) based in a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 50%; risk free interest rate of 6%. This amount will be amortized to interest expense over the term of the warrants.

         As of September 30, 2000, we have incurred approximately $60,000 in fees in connection with the equity line of credit. Such fees have been included in other assets and will be amortized over the life of the line of credit.

         SECURITIES PURCHASE AGREEMENT. On November 8, 2000, pursuant to a securities purchase agreement with Harbor View Group and various other purchasers, we authorized the issuance and sale of up to 50,000,000 shares of our common stock and warrants to purchase an aggregate of 30,000,000 shares of common stock in a private offering transaction pursuant to Section 4(2) of the

Securities Act for a purchase price of $0.40 per share. As of November 14, 2000, we had closed on the sale of 5,555,000 shares and warrants to purchase 3,333,000 shares for an aggregate purchase price of $2,222,000. Half of the warrants are exercisable at $0.48 per share, and half of the warrants are exercisable at $0.56 per share, until November 8, 2005. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares.

PROJECTED EXPENSES

         During the next 12 months, we expect to incur significant expenditures relating to operating expenses, expenses relating to the IND for Product R, capital expenditures for leasehold improvements and equipment at our Yonkers, New York office, and expenses relating to additional personnel. We currently do not have cash availability to meet our anticipated expenditures for the next 12 months.

         We anticipate that we can continue operations through January 2001 with our current liquid assets, including the recent sale of convertible debentures and other securities if no stock options or warrants are exercised nor additional securities sold. Assuming we have satisfied the conditions precedent to draw on the equity line of credit, of which there can be no assurance, if we receive the full amount of proceeds available from the equity line of credit, we can continue operations through December 2001, if no stock options or warrants are exercised nor additional securities sold. If all of the outstanding stock options and warrants are exercised, we will receive net proceeds of approximately $15.9 million, including all of the warrants issued in connection with the equity line of credit. Those proceeds will contribute to general and administrative and working capital and will permit us to substantially increase our budget for research and development and clinical trials and testing and to operate at significantly increased levels of operation, assuming Product R receives approvals and prospects for sales increase to justify such increased levels of operation. The recent prevailing market price for shares of common stock has from time to time been above the exercise prices of certain of the outstanding options and warrants. As such, recent trading levels may not be sustained nor may any additional options or warrants be exercised. If none of the outstanding options and warrants are exercised, we do not draw down on the equity line of credit, and we obtain no other additional financing, in order for us to achieve the level of operations contemplated by management, management anticipates that we will have to limit intentions to expand operations beyond current levels.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              Not applicable.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In June 2000, we filed an action in the Supreme Court of New York, Westchester County, against Commonwealth Pharmaceuticals, Ltd., Immune Modulation Maximum Corp. ("IMMC") and Charles E. Miller (collectively, the "Defendants") alleging a breach by Commonwealth of an exclusive distribution agreement between us and Commonwealth, misappropriation of trade secrets and confidential information, conversion and conspiracy to convert our property interests in Reticulose. We further alleged that Defendant Miller filed and obtained a U.S. patent entitled "Composition Containing Peptides and Nucliec Acids and Methods of Making Same" based on a study conducted by a third party using Reticulose, and that such patent was assigned to Defendant IMMC, a company controlled by Defendant Miller, in violation of the exclusive distribution agreement.

         In our complaint, we sought relief in the form of (i) assignment of the patent to us, (ii) adjudication that Defendants breached, misappropriated, converted and conspired to convert our property rights, (iii) damages, profits realized and interest thereon; and (iv) attorneys' fees, costs and expenses. In response, on August 3, 2000, Defendants filed a Motion to Dismiss the Complaint alleging lack of personal jurisdiction or, in the alternative, that the agreement underlying our claim is legally inoperative.

         In August 2000, the Defendants other than Miller, filed a suit against Advanced Viral in the United States District Court for the Eastern District of Michigan which alleges that IMMC, and not Advanced Viral, is the owner of the exclusive/broad rights in Reticulose, and seeks, among other things: (i) a declaratory judgment that Defendant IMMC is the exclusive owner of the broad/exclusive rights to Reticulose and the subject patent; (ii) an injunction against Advanced Viral from further attempts to use, market or assert any claims of ownership over any broad/exclusive rights in Reticulose, or the use, publication or disclosure of information regarding Reticulose; (iii) return of such information to the Defendants; (iv) that Advanced Viral assign any Reticulose-related trademarks to IMMC and (v) that Advanced Viral pay Defendants damages, profits, costs and attorneys' fees. We were served with a copy of the Complaint on August 8, 2000.

         In September 2000, our case in New York was dismissed. We have asked the New York court to reinstate our claim in the New York case. That motion is pending. The case in the Federal Court continues. At this point, we have answered the complaint against us in the Federal Court and have entered a number of counterclaims in the Michigan action which are in substance the same as our claims in the New York case. The Michigan case has not yet entered the discovery phase.

         We believe that the allegations contained in the Defendants' complaint are without merit and we intend to vigorously defend the company against all allegations contained therein.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended September 30, 2000, we issued shares of common stock in private transactions exempt from registration under Section 4(2) of the Securities Act of 1933 as follows:

         o 100,000 shares of common stock valued at $0.465 per share as compensation to for services rendered by an employee;

         o a Class A Warrant to purchase 5,000,000 shares of our common stock at an exercise price of $1.00, exercisable at any time until September 18, 2005, and a Class B Warrant to purchase 5,000,000 shares of common stock at an exercise price equal to the greater of $1.00 or 110% of the bid price of the common stock on the applicable advance date under the private equity line of credit agreement. The Class B Warrant is exercisable pro rata on or after each advance date with respect to that number of warrant shares equal to the product obtained by multiplying 5,000,000 by a fraction, the numerator of which is the amount of the advance payable on the applicable advance date and the denominator of which is $20,000,000, until sixty months from the date of issuance;

         o 150,000, 100,000, 178,000 and 75,000 shares of common stock pursuant to the exercise of outstanding stock options at exercise prices of $0.16, $0.17, $0.27, and $0.36, respectively; and

         o 98,040, 98,040, 90,909, and 90,909 shares of common stock pursuant to the exercise of outstanding warrants at exercise prices of $0.204, $0.2448, $0.275 and $0.33 per share, respectively.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         During the quarter ended September 30, 2000, no matters were submitted to a vote of security holders of the Registrant, through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

              None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (1)  Exhibits.

              NUMBER           DESCRIPTION
              ------           -----------

                4.30 Form of Warrant dated November 8, 2000 to purchase shares of common stock at $0.48 per share.

                4.31 Form of Warrant dated November 8, 2000 to purchase shares of common stock at $0.56 per share.

               10.43 Securities Purchase Agreement dated November 8, 2000 among Advanced Viral Research Corp. and various purchasers listed on Exhibit B.

                27.1           Financial Data Schedule (for SEC use only)

         (2)  Reports on Form 8-K.

              During the three-month period ending September 30, 2000, no Current Reports on Form 8-K were filed.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ADVANCED VIRAL RESEARCH CORP.

Date: November 14, 2000         By: /s/ ALAN V. GALLANTAR
                                    ------------------------------------------
                                        Alan V. Gallantar, Chief Financial
                                         Officer


                                By: /s/ SHALOM Z. HIRSCHMAN
                                    ------------------------------------------
                                        Shalom Z. Hirschman, President and
                                        Chief Executive Officer