Form 10-K405
period 2000-12-31
ADVANCED VIRAL RESEARCH CORP
filed 2001-04-02
CIK 786623

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-K


                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2000

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 33-2262-A

                          ADVANCED VIRAL RESEARCH CORP.
                          -----------------------------
             (exact name of Registrant as specified in its charter)

                DELAWARE                                59-2646820
                --------                                ----------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

      200 Corporate Boulevard South
            Yonkers, New York                              10701
            -----------------                              -----
(Address of principal executive offices)                (Zip Code)

                                 (914) 376-7383
                                ----------------
               (Registrant's telephone number including area code)

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask quotations for the Common Stock on March 26, 2001 on the OTC Bulletin Board, was approximately $100,353,805. The shares of Common Stock held by each officer and director and by each person known to the Registrant who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 27, 2001, Registrant had 380,377,118 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:   None.

                          ADVANCED VIRAL RESEARCH CORP.
                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

PART I .......................................................................    1
   ITEM 1.  BUSINESS .........................................................    1
   ITEM 2.  DESCRIPTION OF PROPERTY ..........................................   14
   ITEM 3.  LEGAL PROCEEDINGS ................................................   14
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............   15
PART II ......................................................................   16
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .........   16
   ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA .............................   17
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS ........................................   19
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ........   31
   ITEM 8.  FINANCIAL STATEMENTS .............................................   31
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE .........................................   31
PART III .....................................................................   32
   ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS .....   32
   ITEM 11. EXECUTIVE COMPENSATION ...........................................   33
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...   40
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................   41
PART IV ......................................................................   41
   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ..   41
SIGNATURES ...................................................................   42
EXHIBIT INDEX ................................................................   43


                           FORWARD-LOOKING STATEMENTS

         ADVR cautions readers that some of the information in this report contains forward-looking statements within the meaning of the federal securities laws. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements typically are identified by use of terms like "may," "will," "expect," "anticipate," "estimate", "believe", "intend", "could", "would" and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including our limited operating history and substantial operating losses, availability of capital resources, ability to effectively compete, economic conditions, unanticipated difficulties in pharmaceutical research and development, ability to continue research and development, ability to gain governmental approvals, uncertainty relating to timing of governmental approval process, dependence on equity and debt financing for continued operations, dependence on third party distributors and consultants, dependence on our key personnel, ability to protect our intellectual property and the impact of future government regulation on our business. You should also consider carefully the risks described in this report or detailed from time to time in our filings with the Securities and Exchange Commission (the "SEC").

         AS USED IN THIS ANNUAL REPORT ON FORM 10-K, THE TERMS "WE," "US," "OUR," AND "ADVR" MEAN ADVANCED VIRAL RESEARCH CORP. AND ITS SUBSIDIARIES (UNLESS THE CONTEXT INDICATES A DIFFERENT MEANING).

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         Advanced Viral Research Corp. was formed in July 1985 to engage in the production and marketing, promotion and sale of a pharmaceutical drug with the trade name RETICULOSE(TM) (the current formulation of which is now known as and hereinafter referred to as PRODUCT (R) for the treatment of certain viral and autoimmune diseases such as:

         o human immunodeficiency virus, or HIV, including acquired immune deficiency syndrome, or AIDS;

         o        hepatitis B and hepatitis C, both liver diseases;

         o human papilloma virus, or HPV, which causes genital warts and may lead to cervical cancer; and

         o        rheumatoid arthritis.

         Since 1962, when Reticulose was reclassified as a "new drug" by the Food and Drug Administration, or FDA, the FDA has not permitted Reticulose to be marketed in the United States. A forfeiture action was instituted in 1962 by the FDA against Reticulose, and it was withdrawn from the United States market. The injunction obtained by the FDA prohibits, among other things, any shipment of Reticulose, now known as "Product R," until a new drug application, or NDA, is approved by the FDA. FDA approval of an NDA first requires clinical testing of Product R in human trials, which cannot be conducted until we first satisfy the regulatory protocols and the substantial preapproval requirements imposed by the FDA upon the introduction of any new or unapproved drug product pursuant to a notice of claimed investigational exemption for a new drug, or IND.

         Our operations over the last five years have been limited principally to research, testing and analysis of Product R in the United States, either IN VITRO (outside the living body in an artificial environment, such as in a test tube), or on animals, and engaging others to perform testing and analysis of Product R on human patients outside the United States. The FDA has not approved human clinical trials for Product R in the United States. We may be required, in the absence of grants or other subsidies, to bear the expenses of the first phase of human clinical trials to the extent the FDA permits human clinical trials to occur. We do not know what the actual cost of such trials would be. If we need additional financing to fund such human clinical trials, it may not be available to us, which may force us to reduce our operations.

         Shalom Z. Hirschman, M.D., our Chief Executive Officer and President, has monitored the testing of Product R and has recently performed analyses of Product R with our scientific staff, which we believe may be used in connection with the FDA approval process. In addition, we have contracted with GloboMax LLC of Hanover, Maryland to advise us in our preparation and filing of an IND with the FDA, and to otherwise assist us through the FDA process with the objective of obtaining full approval for the manufacture and commercial distribution of Product R in the United States. During the first quarter of 2001, we and Globomax met with the FDA to discuss the content and format of our first IND application for Product R, and as a result of this meeting we are preparing additional data for the IND submission.

         Our offices are located at 200 Corporate Boulevard South, Yonkers, New York 10701 and 1250 East Hallandale Beach Boulevard, Suite 501, Hallandale, Florida 33009. Our telephone number in Yonkers, New York is (914) 376-7383 and our telephone number in Hallandale, Florida is (954) 458-7636. We have also established a website: WWW.ADVIRAL.COM. Information contained on our website is not a part of this Annual Report on Form 10-K.

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

         On September 20, 1984, Bernard Friedland, our former President and current Chairman of the Board, as sponsor, submitted to the FDA an IND to conduct a study testing the effectiveness of Product R on human subjects with AIDS, as well as certain other viruses. The FDA has issued four letters of deficiency with regard to the IND. In a letter dated November 29, 1984, the FDA indicated, among other deficiencies noted, that the publications submitted with the IND and relating to the effectiveness of Product R on virus related diseases will not be accepted in support of the safety of Product R unless we could establish that the proposed formulation of Product R is the same as the formulation of Product R referenced in those publications. In addition, the FDA required, among other things, that an IND application include relevant information on the chemistry, laboratory and animal controls to assure the integrity of the dosage form and that safety information be provided for the initial study proposed to be conducted on humans. The FDA also required that the information assure the proper identification, quality, purity and strength of Product R and a description of the physical, chemical and microbiological characteristics of Product R. On September 11, 1987, we received a further deficiency letter from the FDA, stating that no data had been submitted supporting IN VITRO anti-HIV activity or any criterion for a biological response modifier.

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

         We have not formally responded to the 1992 deficiency letters or the 1995 deficiency letter, nor have any of the studies cited in those letters been undertaken. In February 1998, we contracted with GloboMax LLC of Hanover, Maryland to advise and assist us in our preparation of a new IND to be filed with the FDA, and to otherwise guide us through the FDA process with the objective of obtaining full approval for Product R in the United States. During the year ended December 31, 2000, GloboMax continued its project management services for the pre-clinical development and IND submission of Product R to the FDA, the development of standard operating procedures and validation protocol for the preparation and manufacture of Product R. Expenses paid during 2000 relating to the GloboMax agreement were approximately $1,250,000. Pursuant to the agreement with GloboMax, we are obligated to pay for services on an hourly basis, at prescribed rates.

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

RESEARCH, DEVELOPMENT AND TESTING

         For the period from inception (February 20, 1984) through December 31, 2000 we expended approximately $8,725,000 on testing and research and development activities either in our laboratories or pursuant to various testing agreements with both domestic and foreign companies. In 1996, we retained Shalom
Z. Hirschman, M.D. as our Chief Executive Officer and President. Dr. Hirschman established our research facility in Yonkers, New York, planned and monitored the testing of Product R and recently performed analyses of Product R with our scientific personnel, which analyses we believe may be used in connection with the FDA approval process. We currently are funding research and testing to:

          o determine the safety of the topical use of Product R on animals and cultured human cells;

          o assess the effectiveness of the topical application of Product R on HPV and certain cancer causing proteins of HPV. Recent laboratory testing has indicated that Product R inhibits the expression of the E-7 protein of HPV which causes cervical cancer;

          o study the effects of Product R in inhibiting the mutation of the AIDS virus in humans;

          o assess the effectiveness of the topical application of Product R for the treatment of persons diagnosed with herpes labialis/genital infections;

          o compare the results of treatment of persons diagnosed with AIDS taking a multi-drug cocktail (highly active anti-retroviral therapy, HAART) and Product R with those taking a multi-drug cocktail and a placebo;

          o determine the effectiveness of Product R for the treatment of rheumatoid arthritis in humans;

          o study the effects of Product R in inhibiting the production of key cellular receptors for HIV (CCR5 and CXCR4 receptors). The CCR5 and CXCR4 receptors are two of the cell receptors used by the AIDS virus, HIV, to attach to its target cell and initiate infection;

          o assess the effectiveness in inhibiting the replication of adenovirus in cell culture;

          o study the effects of Product R in mitigating the toxic effects of other drugs used to treat HIV infections, such as nucleoside analogues, protease inhibitors and non-nucleoside reverse transcriptase inhibitors;

          o study the effects of Product R in mitigating the toxic effects of drugs used in the chemotherapy of cancers; and

          o assess the direct inhibitory and therapeutic effects of Product R on neoplasias, including lymphomas and lymphocytic leukemia.

         On January 29, 2001, we entered into a 12-month agreement with The Weizmann Institute of Science and Yeda, its developmental arm, in Israel to conduct research on the effects of Product R on the immune system , especially on T lymphocytes. Experiments will include the impact of Product R on T cell proliferation, migration, adhesion and cytokine secretion. In addition, scientists will explore the effects of Product R on adjuvant arthritis. The cost of this research is approximately $120,000 which will be funded from our current cash position.

         On April 2, 2001, we entered into a 12-month agreement with The Selikoff Center in Israel to develop clinical trials in Israel using Product R. It is anticipated that these trials will support the United States FDA application under the aegis of GloboMax LLC. The Center will begin with clinical trials using Product R to mitigate the toxic effects of chemotherapy in patients with advanced stage cancer and develop further clinical trials using Product R to treat other diseases as well. These trials will be conducted at world-renowned hospitals throughout Israel. The cost of the first phase of this research is approximately $250,000 which will be funded from our current cash position.

         Our studies detailing the results of the above research and testing may not positively impact the FDA's decision to approve a new IND for Product R or approve the marketing, sales or distribution of Product R within the United States, and as a result may not improve our chances of gaining approval for the marketing, sales or distribution of Product R anywhere in the world.

PATENTS

         We believe that patent protection and trade secret protection are important to our business and that our future will depend, in part, on our ability to maintain trade secret protection, obtain patents and operate without infringing the proprietary rights of others both in the United States and abroad. We have currently pending 15 patent applications with the United States Patent and Trademark Office (the "PTO") relating to Product R and 17 foreign patent applications. In the United States, we have two patents allowed and three have been issued by the PTO. As patent applications in the United States are maintained in secrecy until patents issue and as publication of discoveries in the scientific or patent literature often lag behind the actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions. Furthermore, the patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions, and, therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents or their enforceability cannot be predicted. We cannot be sure that any additional patents will issue from any of our patent applications or, should any patents issue, that we will be provided with adequate protection against potentially competitive products. Furthermore, we cannot be sure that should patents issue, they will be of commercial value to us, or that private parties, including competitors, will not successfully challenge our patents or circumvent our patent position in the United States or abroad. See "Business - Legal Proceedings."

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

EQUITY LINE OF CREDIT AGREEMENT

         On February 9, 2001, we signed a private equity line of credit agreement with Cornell Capital Partners, LP. Pursuant to this equity line of credit agreement and subject to the satisfaction of certain conditions, ADVR may sell and issue to Cornell Capital, from time to time, up to an aggregate of $50,000,000 of our common stock. Beginning on February 14, 2001, the date that the registration statement covering the resale of the shares issuable pursuant to the equity line of credit was declared effective by the Commission, and continuing for thirty (30) months thereafter, we may, from time to time, in our sole discretion, sell or "put" shares of our common stock to Cornell Capital at a price equal to 95% of the market price of the common stock. Under the equity line of credit agreement, the market price of ADVR common stock, for purposes of determining the purchase price, is the average of the three lowest closing bid prices, as reported by Bloomberg, L.P., of our common stock for the 25 trading day period ending on the date we notify Cornell Capital of our intention to put common stock to it, or, in other words, request an advance.

         The maximum advance amount on any advance notice date is equal to the product of 150% times the 40 day average daily volume traded for the 40 trading days preceding the advance notice date. The 40 day average volume traded is equal to the bid price multiplied by the volume for each of the 40 trading days preceding the advance notice date as reported by Bloomberg, L.P.

         Our ability to put shares of common stock to Cornell Capital is subject to certain conditions and limitations, including, but not limited to, the following:

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

         o our representations and warranties contained in the equity line of credit agreement must be accurate as of the date of each put;

         o we must have performed, satisfied and complied in all respects with all covenants, agreements and conditions required to be performed, satisfied or complied with at or prior to the date of each put;

         o we must have obtained all permits and qualifications required by any applicable state in accordance with the registration rights agreement for the offer and sale of the put shares, or shall have the availability of exemptions therefrom. The sale and issuance of the put shares must be legally permitted by all laws and regulations to which we are subject;

         o no statute, rule, regulation, executive order, decree, ruling, or injunction may be in effect which prohibits or directly and adversely affects any of the transactions contemplated by the equity line of credit agreement;

         o at the time of an advance, there must not have been any material adverse change in our business, operations, properties, prospects, or financial condition since the date of filing of our most recent report with the SEC;

         o our common stock must not have been delisted from the Bulletin Board or suspended from trading by the SEC or the Bulletin Board; and we must not have received any notice threatening the continued listing of our common stock on the Bulletin Board;

         o at least 13 trading days must have elapsed since the last date we put shares to Cornell Capital; and

         o no advance date shall be less than 12 trading days after an advance notice date.

         We cannot assure you that we will satisfy all of the conditions required under the equity line of credit agreement or that Cornell Capital will have the ability to purchase all or any of the shares of common stock put to it thereunder.

         Under the equity line of credit agreement, we agreed to register the common stock for resale by Cornell Capital, which will permit Cornell Capital to resell the common stock from time to time in the open market or in privately-negotiated transactions. We will prepare the registration statement and file amendments and supplements thereto as may be necessary in order to keep it effective as long as the equity line of credit agreement remains in effect or Cornell Capital owns any of our common stock. We have agreed to bear certain expenses, other than broker discounts and commissions, if any, in connection with the preparation and filing of the registration statement and any amendments to it.

         In addition, pursuant to the equity line of credit agreement, each officer, director and affiliate of ADVR has agreed that he, she or it will not, directly or indirectly, without the prior written consent of Cornell Capital, issue, offer, agree or offer to sell, sell, grant an option for the purchase or sale of, transfer, pledge, assign, hypothecate, distribute or otherwise encumber or dispose of any shares of common stock, including options, rights, warrants or other securities underlying, convertible into, exchangeable or exercisable for or evidencing any right to purchase or subscribe for any common stock (whether or not beneficially owned by the undersigned), or any beneficial interest therein for a period of 10 trading days following the receipt of an advance notice by ADVR pursuant to the agreement.

         In conjunction with the equity line of credit agreement, we entered into an agreement with May Davis Group, Inc., our placement agent. May Davis assisted ADVR in negotiating the equity line of credit agreement. As a placement fee, we issued to May Davis and certain other investors Class A Warrants to purchase 5,000,000 shares of our common stock at an exercise price per share equal to $1.00, exercisable in part or in whole at any time until February 9, 2006, and Class B Warrants to purchase in the aggregate 5,000,000 shares of our common stock at an exercise price equal to the greater of $1.00 or 110% of the bid price of the common stock on the applicable advance date under the private equity line of credit agreement. Each Class B Warrant is exercisable pro rata on or after each advance date with respect to that number of warrant shares equal to the product obtained by multiplying 5,000,000 by a fraction, the numerator of which is the amount of the advance payable on the applicable advance date and the denominator of which is $20,000,000, until sixty months from the date of issuance.

         We may redeem the warrants at a redemption price of $0.01 per share provided that the bid price for our common stock equals at least $4.00 per share for a period of ten (10) consecutive trading days, as described therein. The warrants contain provisions that adjust the purchase price and number of shares issuable upon the occurrence of certain events, such as a stock split, reverse stock split, stock dividend, merger, or recapitalization. Assuming the registration statement covering the shares underlying the warrants and the equity line of credit is not suspended, the holder may effect a cashless exercise of the warrant commencing with the first advance date. There are also entitled to certain "piggyback" registration rights with respect to the shares of common stock issuable upon exercise of the warrants pursuant to a registration rights agreement.

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

         To date we have received no information that would lead us to believe that we will be positioned to sell Product R commercially anywhere in the world in the immediate future, and it is possible that none of our distributors will ever secure registration of Product R. The only application for registration of Product R which has been filed as of the date hereof is an application requesting that Product R be permitted to be sold in Argentina, which was filed in March 1998. In this March 1998 filing, DCT, S.R.L., our distribution agent in Argentina, received an investigational new drug identification number from the National Administration for Drug, Food and Medical Technology in Argentina, or ANMAT. This allowed DCT to begin pre-clinical studies on our behalf with Product R which have since been concluded. In February 2000, DCT received approval from the ANMAT to proceed with Phase I clinical trials in Argentina for Product R. We are currently evaluating the costs and time necessary to complete Phase I clinical trials in Argentina. DCT must apply for approval from the ANMAT to proceed with Phases II and III clinical trials before Product R is approved for sale in Argentina. The costs and time necessary to complete such trials cannot be predicted at this time. GloboMax Americas has been retained to review the application and status of Product R in Argentina. Based upon recommendations received from GloboMax Americas, we will decide how to proceed further in Argentina.

         We initially targeted our sales and marketing efforts to those countries where Product R was previously marketed by its prior owners for a number of years as an anti-viral agent in the treatment of Asian influenza, viral pneumonia, viral infectious hepatitis, mumps, encephalitis, herpes simplex and herpes zoster. Those countries included Singapore, Hong Kong, Malaysia, Taiwan, the Philippines and Malta. Registration of Product R will be required in such countries as well as in the other countries comprising the distributors' territories before any significant sales may begin. The registration of Product R for sale in these countries has been frustrated due to our inability to obtain the registration and approval to sell Product R in the Bahamas, the country of origin, and a general lack of published data on the effectiveness of Product R. Until Product R is registered and approved for sale in the United States, in another developed country or in the other countries included in the distributors' territories, we will not generate any material sales of Product R. For the years ended December 31, 2000, 1999 and 1998, we reported no commercial sales except limited sales for testing purposes. Product R is not legally available for commercial sale anywhere in the world, except for testing purposes. See "--Research, Development and Testing."

         By letter dated February 13, 1996, our subsidiary in the Bahamas, Advance Viral Research, Ltd., was notified that the National Economic Council of the Bahamas had refused our subsidiary's request for a "free sales certificate" for Product R. A free sales certificate is a document typically issued by a country in which a pharmaceutical product is manufactured which certifies that such country permits the "free sale" of such product in such country. Most countries require that, before allowing the registration of a pharmaceutical product for use in that country, it must at least be registered and certified for free sale in the country in which it is manufactured. However, the Bahamas has no procedures currently in place to issue a free sales certificate for any therapeutic drug, including Product R. If we do not obtain a free sales certificate or other equivalent document from the Bahamas or another country, or if we do not receive FDA approval, it is possible that we will not be able to meet registration requirements in the countries which require that a pharmaceutical product be at least registered and certified for free sale in the country in which it is manufactured. We are exploring the possibility of manufacturing Product R in Argentina, where we are seeking regulatory approval and therefore may not need a free sale certificate for Argentina.

         We are currently reconfiguring our Yonkers, New York research facilities to produce clinical trial batches and manufacture Product R under current Good Manufacturing Procedures (cGMP) as set forth by the United States Food & Drug Administration if and when the FDA approves Product R for distribution and sale in the United States.

COMPETITION

         The pharmaceutical drug industry is highly competitive and rapidly changing. If we ever successfully develop Product R, it will compete with numerous existing therapies. In addition, many companies are pursuing novel drugs that target the same diseases we are targeting with Product R. We believe that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV, HPV, hepatitis and other viruses. We anticipate that we will face intense and increasing competition as new products enter the market and advanced technologies become available. Our competitors' products may be more effective, or more effectively marketed and sold, than Product R. Competitive products may render Product R obsolete or noncompetitive before we can recover the expenses of developing and commercializing Product R. Furthermore, the development of a cure or new treatment methods for the diseases we are targeting could render Product R noncompetitive, obsolete or uneconomical. Many of our competitors:

         o have significantly greater financial, technical and human resources than we have and may be better equipped to develop, manufacture and market products;

         o have extensive experience in preclinical testing and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products; and

         o have products that have been approved or are in late stage development and operate large, well-funded research and development programs.

         A number of therapeutics are currently marketed or are in advanced stages of clinical development for the treatment of HIV infection and AIDS, including several products currently marketed as part of a "cocktail" in the United States. We believe Product R should be added to such cocktails in order to enhance their effectiveness and mitigate the toxic effects of other drugs used to treat HIV infections. Among the companies with significant commercial presence in the AIDS market are Glaxo SmithKline, Bristol-Myers Squibb, Hoffmann-La Roche, Agouron Pharmaceuticals, Merck & Co. and DuPont Pharma. In addition, Glaxo SmithKline, in collaboration with Biochem Pharma, is pursuing development of Lamivudine, a nucleoside analogue to treat hepatitis B infection. This compound was recently approved for marketing in the United States, China and several other countries and represents significant potential competition for Product R as a treatment for hepatitis B.

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

         Three antiviral products are presently sold in the United States for the treatment of recurrent genital herpes: Zovirax(R) (manufactured by Glaxo SmithKline) which contains acyclovir and is administered orally, topically, or intravenously, Famvir(R) (manufactured by SmithKline Beecham Pharmaceuticals) which contains famcyclovir and is administered orally, and Valtrex(R) (manufactured by Glaxo SmithKline) which contains valacyclovir and is also administered orally. These products represent significant competition for Product R as a treatment for genital herpes.

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

EMPLOYEES

         We have 35 full-time employees, consisting of our 4 executive officers, 23 employees involved in research, and 8 administrative employees. Dr. Hirschman, our President and Chief Executive Officer and a director, Bernard Friedland, our Chairman of the Board and a director, William Bregman, our Secretary, Treasurer and a director, and Alan V. Gallantar, our Chief Financial Officer, each devote all of their business time to our day-to-day business operations. Additionally, we may hire, as and when needed, and as available, such sales and technical support staff and consultants for specific projects on a contract basis. See "Management --Employment Contracts, Termination of Employment and Change-in-Control Arrangements."


ITEM 2. DESCRIPTION OF PROPERTY

         We lease approximately 16,650 square feet for executive offices, including research laboratory space, at 200 Corporate Boulevard South, Yonkers, New York from an unaffiliated third party (the "Yonkers Lease"). The term of the Yonkers Lease is five years through April 2005 and our annual rental obligation under the Yonkers Lease is approximately $260,000.

         We currently maintain corporate offices at 1250 East Hallandale Beach Boulevard, Hallandale, Florida 33009, pursuant to a three-year lease agreement with three one-year extentions, at approximately $18,000 annually. The Bahamian manufacturing facility, which was acquired on December 16, 1987, is located in Freeport, Bahamas and consists of a 29,242 square foot site containing a one-story concrete building of approximately 7,300 square feet and is equipped for all phases of the testing, production, and packaging of Product R. The Bahamian facility is currently being used to store and produce inventory for testing purposes.


ITEM 3. LEGAL PROCEEDINGS

         In June 2000, ADVR filed an action and complaint in the Supreme Court of New York, Westchester County, against Commonwealth Pharmaceuticals, Ltd., Immune Modulation Maximum Corp. ("IMMC") and Charles E. Miller (collectively, the "Defendants") alleging a breach by Commonwealth of an exclusive distribution agreement between ADVR and Commonwealth, misappropriation of trade secrets and confidential information, conversion and conspiracy to convert ADVR's property interests in Reticulose. ADVR further alleged that Defendant Miller filed and obtained a U.S. patent entitled "Composition Containing Peptides and Nucleic Acids and Methods of Making Same" based on a study conducted by a third party using Reticulose, and that such patent was assigned to Defendant IMMC, a company controlled by Defendant Miller, in violation of the exclusive distribution agreement.

         In its complaint, ADVR seeks relief in the form of (i) assignment of the patent to ADVR, (ii) adjudgment that Defendants breached, misappropriated, converted and conspired to convert ADVR's property rights, (iii) damages, profits realized and interest thereon; and (iv) attorneys' fees, costs and expenses. In response, on August 3, 2000, Defendants filed a Motion to Dismiss the Complaint alleging lack of personal jurisdiction or, in the alternative, that the agreement underlying ADVR's claim is legally inoperative.

         In August 2000, the Defendants other than Miller, filed a suit against ADVR in the United States District Court for the Eastern District of Michigan which alleges that IMMC, and not ADVR, is the owner of the exclusive/broad rights in Reticulose, and seeks, among other things: (i) a declaratory judgment that Defendant IMMC is the exclusive owner of the broad/exclusive rights to Reticulose and the subject patent; (ii) an injunction against ADVR from further attempts to use, market or assert any claims of ownership over any broad/exclusive rights in Reticulose, or the use, publication or disclosure of information regarding Reticulose; (iii) return of such information to the Defendants; (iv) that ADVR assign any Reticulose-related trademarks to IMMC and
(v) that ADVR pay Defendants damages, profits, costs and attorneys' fees. ADVR was served with a copy of the Complaint on August 8, 2000.

         In January 2001, ADVR and Commonwealth, et al. agreed to dismiss the case in New York without prejudice. All disputes between the parties are now handled by the District Court of Michigan. At this point, we have answered the complaint against us in the Federal Court and have entered a number of counterclaims which are in substance the same as our claims in the New York case.

         ADVR believes that the allegations contained in the Defendants' complaint are without merit and ADVR intends to vigorously defend itself against all allegations contained therein.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the year ended December 31, 2000, no matters were submitted to a vote of security holders of ADVR.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         The principal United States market in which our common stock is traded is the over-the-counter market electronic Bulletin Board. The following table shows the range of reported low bid and high bid per share quotations for our common stock for each full quarterly period during the two recent years ended December 31, 1999 and 2000, and for the first quarter of 2001. The high and low bid prices for the periods indicated reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                       LOW BID     HIGH BID
                                                       -------     --------
First Quarter 1999 ..........................           0.175       0.35
Second Quarter 1999 .........................           0.202       0.322
Third Quarter 1999 ..........................           0.1875      0.2344
Fourth Quarter 1999 .........................           0.19        0.27

First Quarter 2000 ..........................           0.185       1.40
Second Quarter 2000 .........................           0.33        0.61
Third Quarter 2000 ..........................           0.445       0.648
Fourth Quarter 2000 .........................           0.26        0.45

First Quarter 2001 (through March 21) .......           0.285       0.41

STOCKHOLDERS

         The approximate number of holders of record of the Common stock as of the date of this report is 2,821 inclusive of those brokerage firms and/or clearing houses holding shares of common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

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

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected historical financial data as of and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 have been derived from our audited financial statements. The selected consolidated financial data set forth below should be read along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this report.


                      SELECTED STATEMENT OF OPERATIONS DATA

                                                                  YEAR ENDED DECEMBER 31
                                  -----------------------------------------------------------------------------------
                                     2000              1999              1998              1997              1996
                                  -----------       -----------       -----------       -----------       -----------
Revenues                          $     8,363       $    10,953       $       656       $     2,278       $    24,111
                                  -----------       -----------       -----------       -----------       -----------

Costs and Expenses:
 Research and development           3,192,551         1,948,937         1,659,456           817,603           255,660
 General and administrative         2,621,542         1,831,061         1,420,427         1,681,436           983,256
 Compensation expense               1,901,927           210,144                --                --                --
 Depreciation                         362,392           230,785           110,120            26,288            18,731
                                  -----------       -----------       -----------       -----------       -----------
                                    8,078,412         4,220,927         3,190,003         2,525,327         1,257,647
                                  -----------       -----------       -----------       -----------       -----------

Loss from Operations               (8,070,049)       (4,209,974)       (3,189,347)       (2,523,049)       (1,233,536)
                                  -----------       -----------       -----------       -----------       -----------

Other Income (Expense):
 Interest income                      162,077            42,744           102,043           111,845            46,796
 Other income                              --                --               293             7,800            32,000
 Interest expense                  (1,446,692)       (2,007,032)       (1,470,699)       (1,738,325)               --
                                  -----------       -----------       -----------       -----------       -----------
                                   (1,284,615)       (1,964,288)       (1,368,363)       (1,618,680)           78,796
                                  -----------       -----------       -----------       -----------       -----------

Net Loss                          $(9,354,664)      $(6,174,262)      $(4,557,710)      $(4,141,729)      $(1,154,740)
                                  -----------       -----------       -----------       -----------       -----------

Net Loss Per Share of Common
 Stock - Basic and Diluted        $     (0.03)      $     (0.02)      $     (0.02)      $     (0.02)      $     (0.00)
                                  -----------       -----------       -----------       -----------       -----------


                           SELECTED BALANCE SHEET DATA

                                                                              AT DECEMBER 31
                                           -------------------------------------------------------------------------------------
                                                2000              1999              1998              1997              1996
                                           -------------     -------------     -------------     -------------     -------------
ASSETS
Current Assets:
 Cash and cash equivalents                 $   5,962,633     $     836,876     $     924,420     $     236,059     $      61,396
 Investments                                          --                --           821,047         2,984,902         1,378,841
 Inventory                                        19,729            19,729            19,729            19,729            19,729
 Other current assets                             34,804            59,734            29,818            20,240            16,081
                                           -------------     -------------     -------------     -------------     -------------
 Total current assets                          6,017,166           916,339         1,795,014         3,260,930         1,476,047

Property and Equipment, Net                    1,944,199         1,375,923         1,049,593           485,661           207,209

Other Assets                                     847,349           569,312           460,346           443,251            33,544
                                           -------------     -------------     -------------     -------------     -------------
 Total assets                              $   8,808,714     $   2,861,574     $   3,304,953     $   4,189,842     $   1,716,800
                                           -------------     -------------     -------------     -------------     -------------

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)
  Current Liabilities:
 Accounts payable and accrued liabilities  $     902,961     $     728,872     $     279,024     $     375,606     $      54,474
 Current portion of capital lease                 58,690            50,315     $      38,335                --                --
  obligation
 Current portion of note payable                  21,517            19,095                --                --                --
                                           -------------     -------------     -------------     -------------     -------------
 Total current liabilities                       983,168           798,282           317,359           375,606            54,474
                                           -------------     -------------     -------------     -------------     -------------

Long-Term Debt:
 Convertible debentures, net                          --         4,446,629         1,457,919         2,384,793                --
 Capital lease obligation - long term            106,567           152,059           167,380                --                --
  portion
 Note payable - long term portion                 56,446            77,964                --                --                --
                                           -------------     -------------     -------------     -------------     -------------
Total long-term debt                             163,013         4,676,652         1,625,299         2,384,793                --
                                           -------------     -------------     -------------     -------------     -------------
Deposit on Securities Purchase Agreement              --                --           600,000                --                --

Stockholders' Equity (Deficiency):
 Common stock; 1,000,000,000 shares of
   $.00001 par value authorized,
   380,214,618 and 303,472,035 shares
   issued and outstanding                          3,802             3,034             2,964             2,779             2,671
 Additional paid-in capital                   39,969,373        17,537,333        14,325,076        10,512,767         7,003,351
 Subscription receivable                              --                --           (19,000)          (19,000)
 Deficit accumulated during development
 stage                                       (29,079,902)      (19,725,238)      (13,550,976)       (8,993,266)       (4,851,537)
 Deferred compensation cost                      (14,769)          (73,837)         (473,159)
 Discount on warrants                         (3,230,740)         (428,489)               --                --                --
                                           -------------     -------------     -------------     -------------     -------------

 Total stockholders' equity (deficiency)       7,662,533        (2,613,360)          762,295         1,429,443         1,662,326
                                           -------------     -------------     -------------     -------------     -------------

 Total liabilities and stockholders'       $   8,808,714     $   2,861,574     $   3,304,953     $   4,189,842     $   1,716,800
   equity (deficiency)

 Shares outstanding at period end            380,214,618       303,472,035       296,422,907       277,962,574       267,031,058
                                           -------------     -------------     -------------     -------------     -------------



- ----------

See notes to consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND THE FINANCIAL CONDITION OF ADVR SHOULD BE READ IN CONJUNCTION WITH ADVR'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

         Since our inception in July 1985, ADVR has been engaged primarily in research and development activities. We have not yet generated significant operating revenues, and as of December 31, 2000 we had incurred a cumulative net loss of $29,079,902. Our ability to generate substantial operating revenue depends upon our success in gaining FDA approval for the commercial use and distribution of Product R. All of our research and development efforts have been devoted to the development of Product R.

         In order to commence clinical trials for regulatory approval of Product R in the United States, we must submit an IND with the FDA. Filings with foreign regulatory agencies are required for clinical trials outside the United States. We have contracted with GloboMax LLC of Hanover, Maryland to assist us in our preparation and filing of the IND with the FDA, and to otherwise assist us through the FDA process with the objective of obtaining full approval for the manufacture and commercial distribution of Product R in the United States. The IND will seek approval to conduct a study testing the effectiveness of Product R on human subjects with AIDS and other diseases. In the IND we intend to include, among other things:

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

RESULTS OF OPERATIONS

         YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

         During the years ended December 31, 2000, 1999, and 1998 we incurred losses of approximately $9,355,000, $6,174,000 and $4,558,000, respectively.Our increased losses for the years ended December 31, 2000, 1999 and 1998 were attributable primarily to:

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $2,622,000, $1,831,000 and $1,420,000 in 2000, 1999 and 1998,
respectively. General and administrative expenses increased by $791,000 in 2000 vs. 1999, and increased by $411,000 in 1999 vs. 1998 resulting primarily from:


         o increased computer expenses(approximately $319,000 in 2000 compared to $159,000 in 1999) primarily resulting from the implementation of new computer systems at our headquarters in Yonkers;

         o        increased consulting fees (approximately $200,000 in 2000 vs.
                  $0 in 1999 and 1998) primarily attributable to consulting services provided by Harbor View Group;

         o increased investor relations expenses (approximately $153,000 in 2000 vs. $0 in 1999 and 1998 primarily attributed to retaining a public relations firm during 2000;

         o        increased payroll and related expenses ($688,000 in 2000 vs.
                  $578,000 in 1999 and $450,000 in 1998) primarily attributable to increased employee and officer salaries and the addition of a Chief Financial Officer position during October 1999;

         o increased printing and filing fees (approximately $102,000 in 2000 vs. $16,000 in 1999 and $33,000 in 1998) primarily associated with our various registration statements and press releases;

         o        increased insurance costs (approximately $308,000 in 2000 vs.
                  $240,000 in 1999 and $80,000 in 1998) representing increased premiums for employee medical insurance and additional corporate liability insurance including directors and officers liability coverage; and

         o increased professional fees from 1998 to 1999 (approximately $425,000 in 1999 vs. $335,000 in 1998), which then decreased to $345,000 during 2000.

         COMPENSATION EXPENSE RELATED TO MODIFICATION OF EXISTING OPTIONS. Our increased losses during the year ended December 31, 2000 are also due to compensation expense (approximately $1,902,000 in 2000 vs. $210,000 in 1999 and $0 in 1998).These amounts are the result of the calculation of the fair value of options, using the Black Scholes Pricing Model, for the extension of the exercise date of various outstanding options.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased from approximately $3,193,000 in 2000, $1,949,000 in 1999 to $1,659,000 in 1998. The increase from 1999 to 2000 resulted primarily from research expenses ($1,250,000) related to the GloboMax agreement in connection with the preparation of our first IND filing. The increase from 1998 to 1999 resulted primarily from research expenses related to the GloboMax agreement of approximately $203,000. The approximate costs of rent, personnel, operating costs and laboratory supplies associated with the Yonkers laboratory for the years ended 2000, 1999 and 1998 were charged to research and development expense as follows: $1,696,000, $1,325,000 and $950,000.

         DEPRECIATION EXPENSE. Depreciation expense increased from approximately $362,000 in 2000 to $231,000 in 1999 and $110,000 in 1998 as a result of the acquisition of furniture, fixtures and equipment for the Yonkers office and laboratory, along with the additional leasehold improvements for laboratory space leased during 2000, 1999 and 1998.

         INTEREST EXPENSE. Interest expense for the years ended 2000,1999 and 1998 was approximately $1,447,000, $2,007,000 and $1,471,000, respectively.
Included in interest expense for these periods was:

         o the beneficial conversion feature on certain convertible debentures of approximately $387,000, $1,045,000, and $836,000 for the years ended 2000, 1999 and 1998, respectively;

         o interest expense associated with certain convertible debentures of approximately $76,000, $163,000 and $95,000 for the years ended 2000, 1999 and 1998, respectively;

         o amortization of discount on certain warrants of approximately $611,000, $148,000 and $291,000 for the years ended 2000, 1999 and 1998, respectively;

         o amortization of loan costs of approximately $106,000, $331,000 and $230,000 for the years ended 2000, 1999 and 1998, respectively;

         o fees of approximately $265,000 in connection with the November 2000 securities purchase agreement with Harbor View; and

         o additional financing costs related to effective date of certain registration statements of $286,000 in 1999.

         REVENUES. There were $8,363 and $10,953 in sales revenue in 2000 and 1999, respectively, compared to $656 in sales revenues for 1998. All sales revenue resulted from distributors purchasing Product R for testing purposes. Interest income was approximately $162,000 and $43,000 in 2000 and 1999, respectively, compared to approximately $102,000 in 1998.

LIQUIDITY

         YEARS ENDED DECEMBER 31, 2000 AND 1999

         As of December 31, 2000, we had current assets of approximately $6,017,000, compared to approximately $916,000 at December 31, 1999. We had total assets of approximately $8,809,000 and $2,862,000 at December 31, 2000 and 1999, respectively. The increase in current and total assets was primarily attributable to obtaining investment capital in 2000 of approximately $11.8 million to fund future operating expenditures.

         During 2000, we used cash of approximately $5,742,000 for operating activities, as compared to approximately $4,148,000 in 1999. During 2000, we incurred expenses of:

         o approximately $926,000 for payroll and related costs primarily for administrative staff and executive officers;

         o        approximately $1,250,000 in consulting fees to GloboMax;

         o non-cash expenses of approximately $387,000 relating to amortization of deferred interest associated with the beneficial conversion feature of the second tranche of the December 1999 convertible debentures;

         o approximately $206,000 in connection with Phase I of the drug approval process in Argentina;

         o approximately $1,098,000 for payroll and related costs primarily for scientific personnel and approximately $263,000 for occupancy expenses for our Yonkers facility;

         o        approximately $328,000 for laboratory supplies;

         o approximately $734,000 for other professional and consulting fees;

         o non-cash expenses relating to amortization of loan costs and discount on warrants of approximately $106,000 and $611,000, respectively, relating to convertible debentures issued in 1998, 1999 and 2000;

         o        approximately $319,000 in computer expenses; and

         o non-cash expenses of approximately $230,000 relating to the issuance of warrants for consulting services.

         During the year ended December 31, 2000, cash flows provided by financing activities was primarily due to the proceeds from the sale of convertible debentures, sale of common stock and exercise of options and warrants in 1999 and 2000 of approximately $11,836,000. During the year ended December 31, 2000, cash flow provided by financing activities were used for expenditures of approximately $917,000 for leasehold improvements and research and laboratory equipment at our Yonkers, New York office.

         Under the terms of an agreement with RBB Bank, A.G. entered in November 1998 pursuant to which RBB purchased a 7% convertible debenture and related warrants, we were required to file with the Commission a registration statement to register shares of the common stock issuable upon conversion of the convertible debenture and upon exercise of the related warrants to allow the investors to resell such common stock to the public. Because the registration statement was not declared effective by the Commission on or before April 13, 1999, the RBB agreement provides that we pay RBB a penalty equal to the sum of
(x) $30,000 and (y) $1,500 for each day lapsed after such date, until the registration statement is declared effective by the Commission, provided, however, that total penalties shall not exceed $100,000 in the aggregate. As of the date hereof, RBB has not requested payment of the penalty.

         On September 18, 2000 we entered into a private equity line of credit agreement with Spinneret Financial Systems, Inc., who assigned their rights to GMF Holdings, Inc., for the right to put shares of our common stock to the investor from time to time to raise up to $20,000,000, subject to certain conditions and restrictions. This agreement and all agreements contemplated in connection with such agreement was terminated by mutual agreement of the parties on January 22, 2001. The registration statement on Form S-1 which was filed in connection with the agreement was withdrawn.

         On February 9, 2001 we entered into a private equity line of credit agreement Cornell Capital Partners, LP. Under the equity line of credit agreement, we have the right to put shares of our common stock to Cornell Capital from time to time to raise up to $50,000,000, subject to certain conditions and restrictions. Under the terms of a registration rights agreement entered in connection with the equity line of credit, we are required to file with the Commission a registration statement to register the resale of shares of common stock purchased by Cornell Capital upon the exercise of each put option. Such registration statement must be declared effective by the Commission prior to the first sale to the investor of the common stock sold pursuant to the agreement. In addition, the investors are entitled to certain "piggyback" registration rights with respect to the resale of shares of common stock issuable upon exercise of certain warrants received in consideration of its services. The registration statement was declared effective by the Commission on February 14, 2001.

         The independent certified public accountants' report on our consolidated financial statements for the fiscal year ended December 31, 2000, includes an explanatory paragraph regarding certain liquidity concerns. Note 2 to the Consolidated Financial Statements states that our cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials of Product R required by the FDA, and, unless and until Product R is approved for sale in the United States or another industrially developed country, we may be dependent upon the continued sale of its securities, debt or equity financing for funds to meet our cash requirements. We believe that cash flows from sales of securities and from current financing arrangements will be sufficient to fund operations for the next year. Although we may not be successful in doing so, we intend to continue to sell our securities in an attempt to mitigate the effects of our cash position. No assurance can be given that equity or debt financing, if and when required, will be available. During 2000, we were successful in obtaining financing aggregating approximately $69,800,000 ($11,800,000 in cash under securities purchase agreements and a $50,000,000 private equity line of credit).

CAPITAL RESOURCES

         We have been dependent upon the proceeds from the continued sale of securities for the funds required to continue operations at present levels and to fund further research and development activities. On March 31, 2000, we filed a shelf registration statement with the Commission relating to the offering of up to 200,000,000 shares of our common stock to be used in connection with financings and resales of the shares issued thereunder by the recipients of such shares. As of the date of this report, 195,039,683 of such shares remain available for issuance.

         The following table summarizes sales of our securities since November 1998.

- ------------------------------------------------------------------------------------------------------------------
 DATE ISSUED      GROSS PROCEEDS  SECURITY        CONVERTIBLE /        CONVERSION PRICE /        MATURITY DATE /
                                  ISSUED          EXERCISABLE INTO     EXERCISE PRICE            EXPIRATION DATE
- ------------------------------------------------------------------------------------------------------------------
November 1998     $1,500,000      Debenture       10,130,246 shares    $0.1363-$0.2011 per share Fully converted
                                  Warrants        375,000 shares       $0.20 per share           October 31, 2008
                                                  375,000 shares       $0.24 per share
- ------------------------------------------------------------------------------------------------------------------
January 1999      $802,500        Common Stock    4,917,276 shares     n/a                       n/a
                                  Warrants        1,183,394 shares     $0.2040 per share         December 30, 2003
                                                  1,183,394 shares     $0.2448 per share
- ------------------------------------------------------------------------------------------------------------------
July 1999         $500,000        Common Stock    1,851,852 shares     n/a                       n/a
                                  Warrants        463,264 shares       $0.324 per share          June 29, 2004
                                                  463,264 shares       $0.378 per share
- ------------------------------------------------------------------------------------------------------------------
August 1999       $2,000,000      Debentures      14,348,847 shares    $0.1396-$0.1438 per share Fully converted
                                  Warrants        1,000,000 shares     $0.2461 per share         August 2, 2004
- ------------------------------------------------------------------------------------------------------------------
December 1999 -   $2,000,000      Debentures      13,946,713 shares    $0.1363-.3564 per share   Fully converted
January 2000                      Warrants        210,000 shares       $0.19916667 per share     December 30, 2002
- ------------------------------------------------------------------------------------------------------------------
February 2000     $3,000,000      Common Stock    13,636,357 shares    n/a                       n/a
                                  Warrants        2,727,272 shares     $0.275 per share          February 27, 2005
                                                  2,727,272 shares     $0.33 per share
- ------------------------------------------------------------------------------------------------------------------
November 2000     $5,371,000      Common Stock    13,427,500 shares    $0.40 per share           n/a
                                  Warrants        4,028,250 shares     $0.48 per share           November 7, 2005
                                                  4,028,250 shares     $0.56 per share
- ------------------------------------------------------------------------------------------------------------------
November 2000     $1,500,000      Common Stock    4,960,317            $0.3024 per share         n/a
- ------------------------------------------------------------------------------------------------------------------
February 2001     (1)             Warrants        10,000,000 shares    $1.00 per share           February 9, 2006
- ------------------------------------------------------------------------------------------------------------------

- -------------
(1) Represents warrants issued in connection with the equity line of credit, including Class A Warrants to purchase in the aggregate 5,000,000 shares of our common stock at an exercise price per share equal to $1.00, exercisable at any time until February 9, 2006, and Class B Warrants to purchase in the aggregate 5,000,000 shares of our common stock at an exercise price equal to the greater of $1.00 or 110% of the bid price of the common stock on the applicable advance date. Each Class B Warrant is exercisable pro rata on or after each advance date with respect to that number of warrant shares equal to the product obtained by multiplying 5,000,000 by a fraction, the numerator of which is the amount of the advance payable on the applicable advance date and the denominator of which is $20,000,000, until sixty months from the date of issuance.

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

         In connection with the issuance of the convertible debenture, we issued to RBB two warrants to purchase common stock, each warrant entitling the holder to purchase, until October 31, 2008, 375,000 shares of the common stock. The exercise prices of the two warrants are $0.20 and $0.24 per warrant share, respectively. Each warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of December 31, 2000, none of these warrants had been exercised.

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

         HARBOR VIEW GROUP, INC., ET AL.: In December 1998 pursuant to a securities purchase agreement, we sold to Harbor View Group, Inc. and various other purchasers 4,917,276 shares of common stock, and warrants to purchase an aggregate of 2,366,788 shares of common stock, including (x) warrants to purchase an aggregate of 1,966,788 shares of common stock and

(y) a finder's fee paid to Harbor View Group consisting of two warrants to purchase an aggregate 400,000 shares of common stock, in a private offering transaction pursuant to Section 4(2) of the Securities Act, for an aggregate purchase price of $802,500. Of the $802,500 purchase price, $600,000 was received on December 31, 1998, and $202,500 was received in January 1999. The warrants entitle the holders to purchase an aggregate of 1,183,394 shares of common stock at an exercise price of $0.2040 per share, and 1,183,394 shares at an exercise price of $0.2448 per share. The warrants are exercisable at any time and from time to time until December 31, 2003. Each warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of December 31, 2000, warrants to purchase 541,178 shares of common stock had been exercised.

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

SECURITIES ISSUED IN 1999

         BERMAN, ET AL.: In July 1999 pursuant to a securities purchase agreement, we sold 1,851,852 shares of common stock, and warrants to purchase an aggregate of 925,926 shares of common stock to Michael Berman, Pak-Lin Law and Kwong Wai Au in a private offering transaction pursuant to Section 4(2) of the Securities Act, for an aggregate purchase price of $500,000, received in July 1999. The warrants entitle the holders to purchase 463,264 and 463,264 shares of common stock at exercise prices of $0.324 and $0.378 per share, respectively. The warrants are exercisable at any time and from time to time until June 28, 2004. Each warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of December 31, 2000, none of the warrants had been exercised.

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

         On February 24 and 29, and October 23, 2000 pursuant to notice by Endeavour Capital Fund, $785,000, $200,000 and $15,000 principal amount of the second tranche of the Endeavour debentures was converted into 5,622,696, 1,036,674 and 42,088 shares of common stock, respectively. As of October 23, 2000, the second tranche of the debentures were fully converted.

         HARBOR VIEW GROUP, INC. On February 7, 2000 pursuant to a consulting agreement with Harbor View Group, we issued to Harbor View warrants to purchase 1,750,000 shares at an exercise price of $0.21 per share, and warrants to purchase 1,750,000 shares at an exercise price of $0.26 per share, until February 28, 2005, in exchange for consulting services provided or to be provided to us. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of the date hereof, none of these warrants had been exercised.

         The fair value of the warrants is estimated to be $200,249 ($0.057 per warrant) based upon a financial analysis of the terms of the warrant using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 90%; a risk free interest rate of 6% and an expected holding period of eleven months (the term of the consulting agreement). We determined that $89,045 of the fair value relates to past services and, accordingly, we expensed this portion in the three months ended March 31, 2000. The remaining $111,204 is included in other current assets and is amortized over the remaining term of the agreement.

         HARBOR VIEW GROUP, INC., ET AL. In February 2000 pursuant to a securities purchase agreement, we sold to Harbor View Group and various other purchasers 13,636,357 shares of common stock, and warrants to purchase an aggregate of 5,454,544 shares of common stock in a private offering transaction pursuant to Section 4(2) of the Securities Act, for an aggregate purchase price of $3,000,000. Half of the warrants are exercisable at $0.275 per share, and half of the warrants are exercisable at $0.33 per share, until February 28, 2005. Each warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of December 31, 2000 warrants to purchase 181,818 shares of common stock had been exercised.

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

         HARBOR VIEW GROUP, INC., ET AL. On November 8, 2000, pursuant to a securities purchase agreement with Harbor View Group and various other purchasers, we authorized the issuance and sale of up to 50,000,000 shares of our common stock and warrants to purchase an aggregate of 30,000,000 shares of common stock in a private offering transaction pursuant to Section 4(2) of the Securities Act for a purchase price of $0.40 per share. As of the date of this report, we had closed on the sale of 13,427,500 shares and warrants to purchase 8,056,500 shares for an aggregate purchase price of $5,371,000. Half of the warrants are exercisable at $0.48 per share, and half of the warrants are exercisable at $0.56 per share, until November 8, 2005. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of December 31, 2000 none of the warrants had been exercised.

         ROSEWORTH GROUP. On November 16, 2000, we entered into a securities purchase agreement with Roseworth Group, Ltd., whereby we agreed to sell 4,960,317 shares of our common stock at a price of $.3024 per share for an aggregate purchase price of $1,500,000. We received such proceeds in November 2000.

         EQUITY LINE OF CREDIT AGREEMENT. On February 9, 2001, we entered into an equity line of credit agreement with Cornell Capital Partners, LP, an institutional investor, to sell up to $50,000,000 of our common stock. Under the private equity line of credit, under which we may exercise "put options" to sell shares for a price equal to 95% of the average of the three lowest reported closing bid prices of our common stock over a 25 trading day period ending on the advance notice date (the "Average Bid Price"). The agreement provides that the closing bid price of the common stock on the put option notice date shall not be less than the average closing bid price for the previous 25 trading days. Upon signing the agreement, we issued to our placement agent, May Davis Group, Inc., and certain investors Class A Warrants to purchase in the aggregate 5,000,000 shares of common stock at an exercise price per share equal to $1.00, exercisable in part or in whole at any time until February 9, 2006, and Class B Warrants to purchase in the aggregate 5,000,000 shares of common stock at an exercise price equal to the greater of $1.00 or 110% of the bid price of the common stock on the applicable advance date. Each Class B Warrant is exercisable pro rata on or after each advance date with respect to that number of warrant shares equal to the product obtained by multiplying 5,000,000 by a fraction, the numerator of which is the amount of the advance payable on the applicable advance date and the denominator of which is $20,000,000, until sixty months from the date of issuance.

         The fair value of the Class A Warrants is estimated to be $512,241 ($0.1024 per warrant share) based in a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 50%; risk free interest rate of 6%. This amount will be amortized to interest expense over the term of the warrants.

         As of March 27, 2001, we had incurred approximately $100,850 in fees in connection with the equity line of credit. Such fees have been included in other assets and will be amortized over the life of the line of credit.

PROJECTED EXPENSES

         During the next 12 months, we expect to incur significant expenditures relating to operating expenses, expenses relating to the IND for Product R, capital expenditures for leasehold improvements, computer systems, and equipment at our Yonkers, New York office, and expenses relating to additional personnel. We currently do not have cash availability to meet our anticipated expenditures for the next 12 months, however, up to $50 million is available to us under the equity line of credit subject to certain conditions.(See "Business--Equity Line of Credit").

         We anticipate that we can continue operations through September 2001 with our current liquid assets, if no stock options or warrants are exercised nor additional securities sold. Assuming we have satisfied the conditions precedent to draw on the equity line of credit, of which there can be no assurance, if we receive the full amount of proceeds available from the equity line of credit, we can continue operations for an additional 12 months, if no stock options or warrants are exercised nor additional securities sold. If all of the outstanding stock options and warrants are exercised, we will receive net proceeds of approximately $21,499,611 million, excluding the warrants issuable in connection with the equity line of credit. Those proceeds will contribute to general and administrative and working capital and will permit us to substantially increase our budget for research and development and clinical trials and testing and to operate at significantly increased levels of operation, assuming Product R receives approvals and prospects for sales increase to justify such increased levels of operation. The recent prevailing market price for shares of common stock has from time to time been above the exercise prices of certain of the outstanding options and warrants. As such, recent trading levels may not be sustained nor may any additional options or warrants be exercised. If none of the outstanding options and warrants are exercised, we do not draw down on the equity line of credit, and we obtain no other additional financing, in order for us to achieve the level of operations contemplated by management, management anticipates that we will have to limit intentions to expand operations beyond current levels.

         We anticipate that we will be required to sell additional securities to obtain the funds necessary to further our research and development activities. We are currently seeking debt financing, licensing agreements, joint ventures and other sources of financing, but the likelihood of obtaining such financing on favorable terms is uncertain. Management anticipates that they will have to defer their salaries if financing is not available in order to continue operations. Management does not believe that, at present, debt or equity financing will be readily obtainable on favorable terms unless and until FDA approval for phase I clinical testing is granted. Because of the large uncertainties involved in the FDA approval process for commercial drug use on humans, it is possible that we may never be able to sell Product R commercially.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.


ITEM 8. FINANCIAL STATEMENTS

         The Independent Auditors' Report, Consolidated Financial Statements and Notes to Consolidated Financial Statements begin on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         Our directors and executive officers and further information concerning them are as follows:

        NAME                          AGE        POSITION
        ----                          ---        --------
        Shalom Z. Hirschman, M.D.      64        President, Chief Executive Officer,
                                                 Chief Scientific Officer, Director

        Bernard Friedland              75        Chairman of the Board of Directors

        William Bregman                79        Vice President, Secretary, Treasurer,
                                                 Director

        Louis J. Silver                72        Director

        Alan V. Gallantar              43        Chief Financial Officer


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

         WILLIAM BREGMAN, director since July 1985 and Vice President, Secretary-Treasurer since September 1985, and Vice President and Treasurer of our subsidiary, Advance Viral Research, Ltd., from August 1984 until the present.

         LOUIS J. SILVER, director since May 1992, has been self-employed as a free-lance accountant and auditor since 1985. Mr. Silver previously served as a member of the board of directors during the periods from May 1987 to July 1987.

         ALAN V. GALLANTAR, Chief Financial Officer since October 1999, was treasurer and controller from March 1998 to September 1999 of AMBI Inc., a nutraceutical company, senior vice president and chief financial officer from 1992 to 1997 of Bradley Pharmaceuticals, Inc., a pharmaceutical manufacturer, and vice president and divisional controller from 1989 to 1991 for PaineWebber Incorporated. From 1985 to 1989, Mr. Gallantar was second vice president at The Chase Manhattan Bank, N.A., and from 1983 to 1985, was a senior accountant at Philip Morris,

Incorporated. From 1979 to 1983, Mr. Gallantar was a senior accountant in the audit department of Deloitte & Touche.

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

EXECUTIVE OFFICER COMPENSATION

         Other than Dr. Hirschman, our President and Chief Executive Officer, and Mr. Gallantar, our Chief Financial Officer, none of our directors, officers or employees received salary and bonus exceeding in the aggregate $100,000 in the years ended December 31, 2000, 1999 or 1998. The following table provides certain summary information concerning compensation paid or accrued by ADVR, to or on behalf of the named executive officer for the years ended December 31, 2000, 1999 and 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG TERM
                                                ANNUAL COMPENSATION                      COMPENSATION AWARDS
- ------------------              ---------------------------------------------    --------------------------------
                                                                                    SECURITIES
NAME AND                                                       OTHER ANNUAL         UNDERLYING          ALL OTHER
PRINCIPAL POSITION              YEAR   SALARY (1)   BONUS    COMPENSATION (2)    OPTIONS/SARS (3)    COMPENSATION (4)
- ------------------              ----   ----------   -----    ----------------    ----------------    ---------------
Shalom Z. Hirschman, M.D.,     2000     $361,000      $0          $30,775                   --            $4,540
President, Chief Executive     1999     $325,000      $0          $34,738                   --            $4,316
Officer and Chief Scientific   1998     $325,000      $0          $12,288           23,000,000            $4,316
Officer since October 1996
and consultant from May 24,
1995 until October 1996.


Alan V. Gallantar, Chief       2000     $200,000   $25,000        $21,000                   --                --
Financial Officer since        1999     $ 43,750   $     0         $1,500            4,547,880                --
October 1999.                  1998           --        --             --                   --                --

- ----------

(1) Dr. Hirschman's salary increased for the year 2000 to $361,000. Mr. Gallantar's salary increased in October 2000 to $200,000. Mr. Gallantar was hired in October 1999 and therefore his salary in 1999 reflects only three months of his $175,000 annual salary.
(2) Other Annual Compensation for Dr. Hirschman includes medical insurance premiums paid by ADVR on his behalf, and aggregate incremental cost to ADVR of Dr. Hirschman's automobile lease, gas, oil, repairs and maintenance. Other Annual Compensation for Mr. Gallantar includes an automobile allowance of $500 per month and allowance for moving expenses of approximately $15,000.
(3) Includes all options granted during fiscal years shown. No stock appreciation rights were granted with any options.
(4) The dollar value of insurance premiums paid by, or on behalf of, us with respect to term life insurance for the benefit of Dr. Hirschman.


         In February 1998, we granted Dr. Hirschman options to acquire 23,000,000 shares of common stock, which are currently exerciseable at $0.27 per share through February 17, 2008. In October 1999, we granted Mr. Gallantar options to acquire 4,547,880 shares of common stock, exercisable at $0.24255 per share in one third increments on October 1, 2000, 2001, and 2002, until October 1, 2009. In May 2000, we granted Louis Silver options to acquire 100,000 shares of common stock at $0.25. No other stock options were granted to the named executive officers during 2000. Other than stock options beneficially owned by our officers and directors of ADVR, there are options to acquire 7,678,500 shares of the common stock at exercise prices ranging from $0.14 to $0.36 per option share outstanding.

         The following table sets forth certain summary information concerning exercised and unexercised options to purchase our common stock as of December 31, 2000 held by the named executive officers. No options were exercised during the year ended December 31, 2000 by the named executive officers.

                         AGGREGATED OPTION EXERCISES IN
                   LAST FISCAL YEAR AND YEAR-END OPTION VALUES

                                                            Number of Securities          Value of Unexercised
                                Shares                     Underlying Unexercised        In-the-Money Options at
                             Acquired On     Value       Options At Fiscal Year-End          Fiscal Year-End
Name                         Exercise (#) Realized (1)   Exercisable/Unexercisable      Exercisable/Unexercisable
- ----                         ------------ ------------   -------------------------      -------------------------
Shalom Z. Hirschman, M.D.         0           N/A         39,100,000 / 39,100,000        $2,707,250 / $0 (2)(3)

Alan V. Gallantar                 0           N/A          1,515,960 / 4,547,880       $128,781 / $257,562 (2)(4)


- ----------

(1) Based on the difference between the average of the high and low bid prices per share of the common stock as reported by the Bulletin Board on the date of exercise, and the exercise or base price.
(2) Based on the difference between the average of the high and low bid prices per share of the common stock as reported by the Bulletin Board on December 31, 2000, $0.3275, and the exercise or base price of in-the-money stock options.
(3) As of December 31, 2000, Dr. Hirschman held options to purchase 4,100,000 shares of common stock at $0.18 per share; 4,000,000 shares of common stock at $0.19 per share; 4,000,000 shares of common stock at $0.27 per share; 4,000,000 shares of common stock at $0.36 per share, and 23,000,000 shares of common stock at $0.27, all of which are currently exercisable.
(4) As of December 31, 2000, Mr. Gallantar held options to purchase 4,547,880 shares of common stock at $0.24255 per share, of which 1,515,960 are currently exercisable.


EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

         HIRSCHMAN EMPLOYMENT AGREEMENT

         Pursuant to an Amended and Restated Employment Agreement dated as of May 12, 2000 between Advanced Viral and Dr. Hirschman, we employ Dr. Hirschman on a full business time basis as our President, Chief Executive Officer, Chief Scientific Officer and Chairman of our Scientific Advisory Board, with duties including supervising our day-to-day operations, including management of scientific, medical, financial, regulatory and corporate matters, establishing appropriate laboratory, executive and other facilities on our behalf, and raising additional capital on our behalf. The agreement includes an agreement that Dr. Hirschman will be nominated as a director for the duration of Dr. Hirschman's employment with us under the agreement, and voting agreements regarding the election of Messrs. Friedland, Bregman and Dr. Hirschman as directors. See "Principal Stockholders."

         Pursuant to the agreement, the term of Dr. Hirschman's employment continues until December 31, 2002 and will continue for one year periods thereafter unless either we or Dr. Hirschman gives the other notice at least two years in advance that such one year automatic extension shall be vitiated. If the agreement is terminated by us for cause, we may cancel all unvested stock options, benefits under stock bonus plans and stock appreciation rights ("SARs") granted to Dr. Hirschman. If the agreement is terminated by Dr. Hirschman for cause, we are required to pay to Dr. Hirschman his annual salary and employee benefits through the remainder of the then current term.

         Pursuant to the agreement, Dr. Hirschman receives an annual salary of $361,000, payable in equal biweekly installments. The agreement also entitles Dr. Hirschman to a major medical insurance policy, disability policy and dental policy insurance to Dr. Hirschman and his dependents that is reasonably acceptable to the parties, and a term life insurance policy at least in the amount of $1,000,000, with a beneficiary to be designated by Dr. Hirschman. The agreement further provides that we shall:

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

         The agreement also provides for the payment of $100,000 to Dr. Hirschman on the date an IND number is obtained from and approved by the FDA so that human research may be conducted using Product R; or the execution of an agreement relating to co-marketing pursuant to which one or more third parties commit to make payments to us of at least $15 million.

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

         Pursuant to the execution of the agreement, we ratified a $100,000 bonus payment made to Dr. Hirschman in February 1998 and the February 1998 grant to Dr. Hirschman of options to acquire 23,000,000 shares of common stock exercisable at $0.27 per share at any time through February 17, 2008 or (i) 90 days after (A) the termination of Dr. Hirschman's employment (other than for good reason or upon the occurrence of a change in control, in which two cases Dr. Hirschman may exercise such options until the expiration of the original term, or (B) Dr. Hirschman is terminated for cause, or (ii) until 18 months after death.

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

ADVANCED VIRAL RESEARCH CORP. CASH OR DEFERRED PLAN AND TRUST (401(k))

         In December 1999, we adopted a 401(k) plan that allows eligible employees to contribute up to 20% of their salary, subject to annual limits, which were 10,500 in 2000. We match 50% of the first 6% of the employee contributions in our stock and may, at our discretion, make additional contributions based upon earnings. During the second quarter ended June 30, 2001, we are obligated to fund the 401(k) plan with $23,757 to enable the 401(k) plan to purchase shares of our common stock on the open market to contribute to the 401(k) plan for the employer match for the year ended December 31, 2001.

PERFORMANCE GRAPH

Securities and Exchange Commission rules require that a line graph performance presentation be provided comparing cumulative total stockholder return with a performance indicator of a broad market index and a nationally recognized industry index. The graph and table set forth below compare the cumulative total stockholder return on ADVR's Common Stock for 1996 through 2000 with the Dow Jones Pharmaceuticals Index and the Dow Jones Equity Market Index for the same period. The graph and table assume an investment of $100 in the Common Stock and each index on December 31, 1995 and the reinvestment of all dividends, if any.

                         5-YEAR CUMULATIVE TOTAL RETURN

                                   12/95      12/96      12/97      12/98      12/99      12/00
                                  ------     ------     ------     ------     ------     ------
Advanced Viral Research Corp.     100.00     187.50     117.50     136.88     117.50     203.13
Dow Jones Pharmaceuticals         100.00     122.02     160.84     200.88     246.53     223.68
Dow Jones Equity Market           100.00     124.02     191.24     284.32     256.15     355.29


                                    [CHART]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this report for (i) each stockholder who is known by us to own beneficially more than 5% of our common stock, (ii) each director and executive officer, and (iii) all of our directors and named executive officers as a group. Except as otherwise indicated, we believe, based on information furnished by the persons named in this table that such persons have voting and investment power with respect to all shares of common stock beneficially owned by them, subject to community property laws, where applicable.

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this prospectus for
(i) each shareholder who is known by us to own beneficially more than 5% of our common stock, (ii) each director and executive officer, and (iii) all of our directors and named executive officers as a group. Except as otherwise indicated, we believe, based on information furnished by the persons named in this table that such persons have voting and investment power with respect to all shares of common stock beneficially owned by them, subject to community property laws, where applicable.

                                                  SHARES OF COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER              BENEFICIALLY OWNED (1)          PERCENT OWNED
- ------------------------------------              ----------------------          -------------
Shalom Z. Hirschman, M.D.                         39,100,000       (2)(3)              9.3%
c/o Advanced Viral Research Corp.
200 Corporate Boulevard South
Yonkers, New York 10701

Bernard Friedland                                 39,146,730       (3)(4)             10.3%
c/o Advanced Viral Research Corp.
1250 East Hallandale Beach Blvd.
Hallandale, FL 33009

William Bregman                                   35,611,988       (3)(5)              9.4%
c/o Advanced Viral Research Corp.
1250 East Hallandale Beach Blvd.
Hallandale, FL 33009

Louis J. Silver                                      351,000       (2)(6)              0.1%
5110 S.W. 127th Place
Miami, FL 33175


Alan V. Gallantar                                  1,515,960       (2)(7)              0.4%
c/o Advanced Viral Research Corp.
200 Corporate Boulevard South
Yonkers, New York 10701

All officers & directors (5 persons)             115,725,678        (2)              27.5%


- ----------

(1) The persons named in this table have sole voting power with respect to all shares shown as beneficially owned by them, except as indicated in other footnotes to this table. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days from the date hereof, are deemed outstanding. According to American Stock Transfer & Trust Company, the transfer agent for the common stock, 380,377,118 shares of the common stock were outstanding as of the close of business as of the date hereof.
(2) Includes shares that may be acquired pursuant to options to purchase common stock exercisable within 60 days from the date hereof.
(3) The Hirschman employment agreement provides that Messrs. Friedland and Bregman, during the term of Dr. Hirschman's employment under that agreement, shall vote all shares of the common stock owned or voted by them in favor of Dr. Hirschman as a director of Advanced Viral. That agreement, however, does not restrict or otherwise limit their right to sell their shares to third parties without restriction. The Hirschman employment agreement also provides that Dr. Hirschman, during that term, shall take no action which shall preclude Messrs. Friedland and Bregman from being nominees as directors of Advanced Viral and that Dr. Hirschman shall vote all shares of the common stock owned or voted by him in favor of Messrs. Friedland and Bregman as directors of Advanced Viral. See "-- Employment Contracts, Termination of Employment and Change-in-Control Arrangements."
(4) Includes 1,000,000 shares of the common stock owned by Mr. Friedland and Beth Friedland, his daughter, as joint tenants;) 20,000,000 shares owned by Mr. Friedland and Shirley Friedland, his spouse, as joint tenants; and 400,000 shares owned the B&SD Friedland Foundation, a not-for-profit foundation controlled by Mr. Friedland. Does not include 15,000 shares owned by Shirley Friedland as to which Mr. Friedland disclaims beneficial ownership.
(5) Includes 22,443,614 shares held in a trust for which Mr. Bregman is the sole trustee and sole beneficiary; 165,000 shares owned by Carol Bregman, his daughter; 165,000 shares owned by Janet Berlin, his daughter; 165,000 shares owned by Forest Berlin, his grandson; and 165,000 shares owned by Jessica Berlin, his granddaughter.
(6) Includes options granted in May 2000 to acquire 100,000 shares of common stock at $0.25 per share.
(7) Represents options to purchase 1,515,960 shares of common stock at $0.24255 per share, which are currently exercisable.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For the past three fiscal years, there were no material transactions between ADVR and any of its officers or directors which involved $60,000 or more.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report

         1.       Financial Statements (see page F-1)

         2. Exhibits: The Exhibits listed in the accompanying Exhibits Index are filed or incorporated by reference as part of this report.

(b) Reports on Form 8-K during and after the fiscal quarter ended December 31, 2000:

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 2, 2001                         ADVANCED VIRAL RESEARCH CORP.
                                            (Registrant)


                                            By: /s/ SHALOM Z. HIRSCHMAN, M.D.
                                               --------------------------------
                                               Shalom Z. Hirschman, M.D.,
                                               President and Chief Executive
                                               Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 2, 2001                        By: /s/ SHALOM Z. HIRSCHMAN, M.D.
                                               --------------------------------
                                               Shalom Z. Hirschman, M.D.,
                                               President and Chief Executive
                                               Officer and Director


Date: April 2, 2001                        By: /s/ BERNARD FRIEDLAND
                                               --------------------------------
                                               Bernard Friedland, Chairman of
                                               the Board and Director


Date: April 2, 2001                        By: /s/ WILLIAM BREGMAN
                                               --------------------------------
                                               William Bregman,
                                               Secretary-Treasurer, Director



Date: April 2, 2001                        By: /s/ LOUIS J. SILVER
                                               --------------------------------
                                               Louis J. Silver, Director



Date: April 2, 2001                        By: /s/ ALAN V. GALLANTAR
                                               --------------------------------
                                               Alan V. Gallantar, Principal
                                               Financial and Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER     DESCRIPTION
- -------    -----------

3.1        Articles of Incorporation of Advanced Viral Research Corp. ("ADVR") (2)
3.2        Bylaws of ADVR, as amended(1)
3.3        Amendment to Articles of Incorporation of ADVR(2)
4.1        Specimen Certificate of Common Stock(1)
4.2        Specimen Warrant Certificate(1)
4.3        Warrant Agreement between ADVR and American Stock Transfer and Trust Company(1)
4.4        Forms of Common Stock Options and Agreements granted by ADVR to TRM Management Corp.(5)
4.5        Form of Common Stock Option and Agreement granted by ADVR to Plata Partners Limited Partnership(12)
4.6        Consulting Agreement, dated September 11, 1992, and Form of Common Stock granted by ADVR to Leonard
           Cohen(6)
4.7        Addendum to Agreement granted by ADVR to Shalom Z. Hirschman, M.D. dated March 24, 1996(10)
4.8        Securities Purchase Agreement dated November 16, 1998 by and between ADVR and RBB Bank AG. (11)(o)
4.9        7% Convertible Debenture dated November 16, 1998. (11)(o)
4.10       Warrant dated November 16, 1998 to purchase 375,000 shares of common stock at $0.20 per share. (11)(o)
4.11       Warrant dated November 16, 1998 to purchase 375,000 shares of common stock at $0.24 per share. (11)(o)
4.12       Securities Purchase Agreement dated December 22, 1998 by and between ADVR and various purchasers. (15)
4.13       Form of Warrant dated December 22, 1998 to purchase shares of common stock of ADVR at $0.2040 per share. (15)
4.14       Form of Warrant dated December 22, 1998 to purchase shares of common stock of ADVR at $0.2448 per share. (15)
4.15       Securities Purchase Agreement dated June 23, 1999 by and between ADVR and various purchasers. (15)
4.16       Form of Warrant dated June 23, 1999 to purchase shares of common stock of ADVR at $0.324 per share. (15)
4.17       Form of Warrant dated June 23, 1999 to purchase shares of common stock of ADVR at $0.378 per share. (15)
4.18       Securities Purchase Agreement dated August 3, 1999 by and between ADVR and Focus Investors, LLC. (15)
4.19       Form of 7% Convertible Debenture dated August 3, 1999. (15)
4.20       Form of Warrant dated August 3, 1999 to purchase 50,000 shares of common stock at $0.2461 per share.(15)
4.21       Securities Purchase Agreement dated December 28, 1999 by and between ADVR and Endeavour Capital Fund S.A. (16)
4.22       Form of 7% Convertible Debenture dated December 28, 1999. (16)
4.23       Form of Warrant dated December 28, 1999 to purchase shares of common stock at $0.19916667 per share.(16)
4.24       Form of Warrant dated February 7, 2000 to purchase shares of common stock at $0.21 per share. (17)
4.25       Form of Warrant dated February 7, 2000 to purchase shares of common stock at $0.26 per share. (17)
4.26       Form of Warrant dated February 16, 2000 to purchase shares of common stock at $0.275 per share. (17)
4.27       Form of Warrant dated February 16, 2000 to purchase shares of common stock at $0.33 per share. (17)
4.28       Form of Class A Warrant dated September 18, 2000 to purchase 5,000,000 shares of common stock. (19)
4.29       Form of Class B Warrant dated September 18, 2000 to purchase 5,000,000 shares of common stock. (19)
4.30       Form of Class A Warrant dated February 9, 2001 to purchase 5,000,000 shares of common stock. (21)
4.31       Form of Class B Warrant dated February 9, 2001 to purchase 5,000,000 shares of common stock. (21)
10.1       Declaration of Trust by Bernard Friedland and William Bregman in favor of ADVR dated November 16,
           1987(12)
10.2       Clinical Trials Agreement, dated September 19, 1990, between Clinique Medical Actuel and ADVR. (3)
10.3       Letter, dated March 15, 1991 to ADVR from Health Protection Branch(3)
10.4       Agreement dated August 20, 1991 between TRM Management Corp. and ADVR. (11)(a)
10.5       Lease dated December 18, 1991 between Bayview Associates, Inc. and ADVR. (4)
10.6       Lease Agreement, dated February 16, 1993 between Stortford Brickell Inc. and ADVR. (7)
10.7       Consulting Agreement dated February 28, 1993 between Leonard Cohen and ADVR. (8)
10.8       Medical Advisor Agreement, dated as of September 14, 1993, between Lionel Resnick, M.D. and ADVR.(11)(b)
10.9       Agreement, dated November 9, 1993, between Dormer Laboratories Inc. and ADVR. (12)
10.10      Exclusive Distribution Agreement, dated April 25, 1994, between C.U.R.E. Pharmaceutical Corp. and ADVR.(11)(c)
10.11      Exclusive Distribution Agreement, dated as of June 1, 1994, between C.U.R.E. Pharmaceutica Central
           Americas Ltd. and ADVR. (11)(d)
10.12      Exclusive Distribution Agreement dated as of June 17, 1994 between DCT S.R.L. and ADVR, as amended(11)(e)
10.13      Contract, dated as of October 25, 1994 between Commonwealth Pharmaceuticals of the Channel Islands and
           ADVR. (11)(f)
10.14      Agreement dated May 24, 1995 between ADVR and Deborah Silver(9)
10.15      Agreement dated May 29, 1995 between ADVR and Shalom Z. Hirschman, M.D.(9)


EXHIBIT
NUMBER     DESCRIPTION
- -------    -----------
10.16      Exclusive Distribution Agreement, dated as of June 2, 1995, between AVIX International Pharmaceutical
           Corp. and ADVR. (12)
10.17      Supplement to Exclusive Distribution Agreement, dated November 2, 1995 with Commonwealth
           Pharmaceuticals(12)
10.18      Exclusive Distributorship & Limited License Agreement, dated December 28, 1995, between AVIX
           International Pharmaceutical Corp., Beijing Unistone Pharmaceutical Co., Ltd. and ADVR. (11)(g)
10.19      Modification Agreement, dated December 28, 1995, between AVIX International Pharmaceutical Corp. and
           ADVR. (11)(g)
10.20      Agreement dated April 1, 1996, between DCT S.R.L. and ADVR. (11)(h)
10.21      Addendum, dated as of March 24, 1996, to Consulting Agreement between ADVR and Shalom Z. Hirschman, M.D.(10)
10.22      Addendum to Agreement, dated July 11, 1996, between AVIX International Pharmaceutical Corp. and ADVR. (11)(i)
10.23      Employment Agreement, dated October 17, 1996, between ADVR and Shalom Z. Hirschman, M.D.(11)(j)
10.24      Lease, dated February 7, 1997 between Robert Martin Company, LLC and ADVR. (12)
10.25      Copy of Purchase and Sale Agreement, dated February 21, 1997 between ADVR and Interfi Capital
           Group(11)(k)
10.26      Material Transfer Agreement-Cooperative Research And Development Agreement, dated March 13, 1997, between National Institute of Health, Food and Drug Administration and the Centers for Disease Control
           and Prevention(11)(l)
10.27      Copy of Purchase and Sale Agreement, dated September 26, 1997 between ADVR and RBB Bank AG. (11)(m)
10.28      Copy of Extension to Materials Transfer Agreement-Cooperative Research and Development Agreement, dated
           March 4, 1998, between National Institute of Health, Food and Drug Administration and the Centers for
           Disease Control and Prevention. (13)
10.29      Amended and Restated Employment Agreement dated July 8, 1998 between ADVR and Shalom Z. Hirschman,
           M.D.(11)(n)
10.30      Agreement between ADVR and Angelo Chinnici, M.D. dated July 1, 1999. (14)
10.31      Consulting Agreement between ADVR and GloboMax LLC dated January 18, 1999. (15)
10.32      Registration Rights Agreement dated August 3, 1999 between ADVR Research and Focus Investors LLC. (15)
10.33      Employment Agreement dated October 1, 1999 between ADVR and Alan V. Gallantar (15)
10.34      Registration Rights Agreement dated December 28, 1999 between ADVR and Endeavour Capital Fund, S.A. (16)
10.35      Consulting Agreement dated February 7, 2000 between ADVR and Harbor View Group, Inc.(17)
10.36      Securities Purchase Agreement dated February 16, 2000 between ADVR and Harbor View Group, Inc. (17)
10.37      Letter Agreement dated November 16, 1999 between ADVR and Bratskeir & Company. (18)
10.38      Amended and Restated Employment Agreement dated May 12, 2000 between ADVR and Shalom Z. Hirschman, M.D.(18)
10.39      Equity Line of Credit Agreement dated as of September 18, 2000 between ADVR and Spinneret Financial
           Systems, Inc.(19)
10.40      Registration Rights Agreement dated as of September 18, 2000 between ADVR and Spinneret Financial
           Systems, Inc. (19)
10.41      Registration Rights Agreement dated as of September 18, 2000 between ADVR and May Davis Group, Inc.(19)
10.42      Placement Agent Agreement dated September 18, 2000 between ADVR and May Davis Group, Inc.(19)
10.43      Assignment and Assumption Agreement dated December 12, 2000 between Spinneret Financial Systems, Inc.
           and GMF Holdings Inc. (20)
10.44      Agreement to Waive Assignment Rights dated December 12, 2000 by GMF Holdings Inc. (20)
10.45      Termination Agreement dated January 22, 2001 between GMF Holdings, Inc., May Davis Group, Inc. and
           ADVR. (21)
10.46      Equity Line of Credit Agreement dated as of February 9, 2001 between ADVR and Cornell Capital Partners,
           LP. (21)
10.47      Registration Rights Agreement dated as of February 9, 2001 between ADVR and Cornell Capital Partners,
           LP.(21)
10.48      Registration Rights Agreement dated as of February 9, 2001 between ADVR and May Davis Group, Inc. (21)
10.49      Placement Agent Agreement dated February 9, 2001 between ADVR and May Davis Group, Inc. (21)
10.50      Agreement dated as of April 2, 2001 between ADVR and Selikoff Center of Ra'Anana, Israel.*
10.51      Agreement dated as of January 29, 2001 between ADVR and The Weizmann Institute of Science and Yeda.*
21.1       Subsidiaries of Registrant:  Advance Viral Research Ltd., a Bahamian corporation.

- ----------

*        Filed herewith.

1. Documents incorporated by reference herein to certain exhibits our registration statement on Form S-1, as amended, File No. 33-33895, filed with the Securities and Exchange Commission on March 19, 1990.
2. Documents incorporated by reference herein to certain exhibits to our registration statement on Form S-18, File No. 33-2262-A, filed with the Securities and Exchange Commission on February 12, 1989.
3. Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
4. Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for period ended March 31, 1991.
5. Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
6. Documents incorporated by reference herein to certain exhibits to our Quarterly Report on Form 10-Q for the period ended September 30, 1992.
7. Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.
8. Documents incorporated by reference herein to certain exhibits to our Quarterly Report on Form 10-QSB for the period ended March 31, 1993.
9. Documents incorporated by reference herein to certain exhibits to our Quarterly Report on Form 10-QSB for the period ended June 30, 1995.
10. Documents incorporated by reference herein to certain exhibits to our Quarterly Report on Form 10-QSB for the period ended March 31, 1996.
11. Incorporated by reference herein to our Current Reports on Form 8-K and exhibits thereto as follows:
         (a)      A report on Form 8-K dated January 3, 1992.
         (b)      A report on Form 8-K dated September 14, 1993.
         (c)      A report on Form 8-K dated April 25, 1994.
         (d)      A report on Form 8-K dated June 3, 1994.
         (e)      A report on Form 8-K dated June 17, 1994.
         (f)      A report on Form 8-K dated October 25, 1994.
         (g)      A report on Form 8-K dated December 28, 1995.
         (h)      A report on Form 8-K dated April 22, 1996.
         (i)      A report on Form 8-K dated July 12, 1996.
         (j)      A report on Form 8-K dated October 17, 1996.
         (k)      A report on Form 8-K dated February 21, 1997.
         (l)      A report on Form 8-K dated March 25, 1997.
         (m)      A report on Form 8-K dated September 26, 1997.
         (n)      A report on Form 8-K dated July 21, 1998.
         (o)      A report on Form 8-K dated November 24, 1998.
12. Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.
13. Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
14. Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
15. Documents incorporated by reference herein to certain exhibits to our registration statement on Form S-1, as amended, File No. 33-70523, filed with the Securities and Exchange Commission on January 13, 1999, and Amendment No. 5 thereto, declared effective on December 15, 1999.
16. Documents incorporated by reference herein to certain exhibits to our registration statement on Form S-1, as amended, File No. 333-94529, filed with the Securities and Exchange Commission on January 12, 2000.
17. Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
18. Documents incorporated by reference herein to certain exhibits to our registration statement on Form S-1, as amended, File No. 333-37974, filed with the Securities and Exchange Commission on June 6, 2000.
19. Documents incorporated by reference herein to certain exhibits to Post-effective Amendment No. 1 to our Registration Statement on Form S-1, as amended, File No. 333-70523, filed with the Securities and Exchange Commission on September 25, 2000.
20. Documents incorporated by reference herein to certain exhibits to our Registration Statement on Form S-1, File No. 333-49038, filed with the Securities and Exchange Commission on October 31, 2000 and amended pursuant to Amendment No. 1 to Form S-1 filed with the Commission on December 15, 2000.
21. Documents incorporated by reference herein to certain exhibits to our Registration Statement on Form S-1, File No. 333-55430, filed with the Securities and Exchange Commission on February 12, 2001 and amended pursuant to Amendment No. 1 to Form S-1 filed with the Commission on February 13, 2000.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)



                          INDEX TO FINANCIAL STATEMENTS




                                                                                                                    PAGE
                                                                                                                    ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                                   F-1


CONSOLIDATED FINANCIAL STATEMENTS

    Balance Sheets, December 31, 2000 and 1999                                                                       F-2

    Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998 and from
        Inception (February 20, 1984) to December 31, 2000                                                           F-3

    Statements of Stockholders' Equity (Deficiency) from Inception (February 20, 1984) to                            F-4
        December 31, 2000

    Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998 and from
        Inception (February 20, 1984) to December 31, 2000                                                          F-13

    Notes to Consolidated Financial Statements                                                                    F-14-F-39


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders and Directors
Advanced Viral Research Corp.
  (A Development Stage Company)
Yonkers, New York


We have audited the accompanying consolidated balance sheets of Advanced Viral Research Corp. (A Development Stage Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the years in the three year period ended December 31, 2000 and for the period from inception (February 20, 1984) to December 31, 2000. These consolidated financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Viral Research Corp. (A Development Stage Company) as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000 and for the period from inception (February 20, 1984) to December 31, 2000 in conformity with generally accepted accounting principles.

As more fully described in Note 2, the Company is subject to certain liquidity considerations. The Company's plans with respect to this matter are also described in Note 2.


                            RACHLIN COHEN & HOLTZ LLP


Miami, Florida
February 9, 2001

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999




                                                                             2000               1999
                                                                        ------------       ------------
                                      ASSETS
Current Assets:
   Cash and cash equivalents                                            $  5,962,633       $    836,876
   Inventory                                                                  19,729             19,729
   Other current assets                                                       34,804             59,734
                                                                        ------------       ------------
         Total current assets                                              6,017,166            916,339

Property and Equipment, Net                                                1,944,199          1,375,923

Other Assets                                                                 847,349            569,312
                                                                        ------------       ------------
         Total assets                                                   $  8,808,714       $  2,861,574
                                                                        ============       ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
   Accounts payable and accrued liabilities                             $    902,961       $    728,872
   Current portion of capital lease obligation                                58,690             50,315
   Current portion of note payable                                            21,517             19,095
                                                                        ------------       ------------
         Total current liabilities                                           983,168            798,282
                                                                        ------------       ------------

Long-Term Debt:
   Convertible debentures, net                                                    --          4,446,629
   Capital lease obligation - long term portion                              106,567            152,059
   Note payable - long term portion                                           56,446             77,964
                                                                        ------------       ------------
        Total long-term debt                                                 163,013          4,676,652
                                                                        ------------       ------------

Commitments, Contingencies and Subsequent Events                                  --                 --

Stockholders' Equity (Deficiency):
   Common stock; 1,000,000,000 shares of $.00001 par value
      authorized, 380,214,618 and 303,472,035
      shares issued and outstanding                                            3,802              3,034
   Additional paid-in capital                                             39,969,373         17,537,333
   Deficit accumulated during the development stage                      (29,079,902)       (19,725,238)
   Discount on warrants                                                   (3,230,740)          (428,489)
                                                                        ------------       ------------
         Total stockholders' equity (deficiency)                           7,662,533         (2,613,360)
                                                                        ------------       ------------
         Total liabilities and stockholders' equity (deficiency)        $  8,808,714       $  2,861,574
                                                                        ============       ============



                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                 Inception
                                                                                               (February 20,
                                                                                                   1984) to
                                                  Year Ended December 31,                      December 31,
                                   -----------------------------------------------------       -------------
                                        2000                1999                1998                2000
                                   -------------       -------------       -------------       -------------
Revenues                           $       8,363       $      10,953       $         656       $     214,291
                                   -------------       -------------       -------------       -------------

Costs and Expenses:
   Research and development            3,192,551           1,948,937           1,659,456           8,724,955
   General and administrative          2,621,542           1,831,061           1,420,427          11,767,850
   Compensation expense                1,901,927             210,144                  --           2,112,071
   Depreciation                          362,392             230,785             110,120             908,615
                                   -------------       -------------       -------------       -------------
                                       8,078,412           4,220,927           3,190,003          23,513,491
                                   -------------       -------------       -------------       -------------

Loss from Operations                  (8,070,049)         (4,209,974)         (3,189,347)        (23,299,200)
                                   -------------       -------------       -------------       -------------

Other Income (Expense):
   Interest income                       162,077              42,744             102,043             764,118
   Other income                               --                  --                 293             120,093
   Interest expense                   (1,446,692)         (2,007,032)         (1,470,699)         (6,664,913)
                                   -------------       -------------       -------------       -------------
                                      (1,284,615)         (1,964,288)         (1,368,363)         (5,780,702)

Net Loss                           $  (9,354,664)      $  (6,174,262)      $  (4,557,710)      $ (29,079,902)
                                   =============       =============       =============       =============

Net Loss Per Share of Common
   Stock - Basic and Diluted       $       (0.03)      $       (0.02)      $       (0.02)
                                   =============       =============       =============

Weighted Average Number of
   Common Shares Outstanding         362,549,690         302,361,109         294,809,073
                                   =============       =============       =============




                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2000


                                                                     Common Stock                                      Deficit
                                                    --------------------------------------------                     Accumulated
                                                     Amount                                            Additional     during the
                                                      Per                                               Paid-In       Development
                                                     Share          Shares           Amount             Capital          Stage
                                                    --------    ---------------  ---------------   ---------------   ------------
Balance, inception (February 20, 1984)
  as previously reported                                                     --  $         1,000  $            --   $      (1,000)

Adjustment for pooling of interests                                          --           (1,000)            1,000             --
                                                                ---------------  ---------------   ---------------   ------------

Balance, inception, as restated                                              --               --             1,000         (1,000)

   Net loss, period ended December 31, 1984                                  --               --                --        (17,809)
                                                                ---------------  ---------------   ---------------   ------------

Balance, December 31, 1984                                                   --               --             1,000        (18,809)

   Issuance of common stock for cash               $ .00            113,846,154            1,138               170             --
   Net loss, year ended December 31, 1985                                    --               --                --        (25,459)
                                                                ---------------  ---------------   ---------------   ------------

Balance, December 31, 1985                                          113,846,154            1,138             1,170        (44,268)

   Issuance of common stock - public offering        .01             40,000,000              400           399,600             --
   Issuance of underwriter's warrants                                        --               --               100             --
   Expenses of public offering                                               --               --          (117,923)            --
   Issuance of common stock, exercise of "A"
    warrants                                         .03                819,860                9            24,587             --
   Net loss, year ended December 31, 1986                                    --               --                --       (159,674)
                                                                ---------------  ---------------   ---------------   ------------

Balance, December 31, 1986                                          154,666,014            1,547           307,534       (203,942)
                                                                ---------------  ---------------   ---------------   ------------




                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2000

                                                                     Common Stock                                   Deficit
                                                            --------------------------------                      Accumulated
                                                            Amount                                Additional       during the
                                                             Per                                   Paid-In        Development
                                                            Share      Shares         Amount       Capital           Stage
                                                            ------     ------         ------      ----------     -------------
Balance, December 31, 1986                                            154,666,014   $     1,547   $   307,534       $  (203,942)

   Issuance of common stock, exercise of "A" warrants       $   .03    38,622,618           386     1,158,321                --
   Expenses of stock issuance                                    --            --       (11,357)           --
   Acquisition of subsidiary for cash                            --            --       (46,000)           --
   Cancellation of debt due to stockholders                      --            --        86,565            --
   Net loss, year ended December 31, 1987                        --            --            --      (258,663)
                                                                      -----------   -----------   -----------       -----------
Balance, December 31, 1987                                            193,288,632         1,933     1,495,063          (462,605)

   Net loss, year ended December 31, 1988                        --            --            --      (199,690)
                                                                      -----------   -----------   -----------       -----------
Balance, December 31, 1988                                            193,288,632         1,933     1,495,063          (662,295)

   Net loss, year ended December 31, 1989                        --            --            --      (270,753)
                                                                      -----------   -----------   -----------       -----------
Balance, December 31, 1989                                            193,288,632         1,933     1,495,063          (933,048)

   Issuance of common stock, expiration of redemption           .05     6,729,850            67       336,475                --
      offer on "B" warrants
   Issuance of common stock, exercise of "B" warrants           .05       268,500             3        13,422                --
   Issuance of common stock, exercise of "C" warrants           .08        12,900            --         1,032                --
   Net loss, year ended December 31, 1990                                      --            --            --          (267,867)
                                                                      -----------   -----------   -----------       -----------
                                                                      200,299,882         2,003     1,845,992        (1,200,915)
                                                                      -----------   -----------   -----------       -----------




                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2000


                                                                        Common Stock                                 Deficit
                                                             -------------------------------------                 Accumulated
                                                                Amount                               Additional    during the
                                                                 Per                                   Paid-In     Development
                                                                Share       Shares       Amount        Capital        Stage
                                                             ---------    -----------  -----------    -----------   -----------
Balance, December 31, 1990                                                200,299,882  $     2,003    $ 1,845,992   $(1,200,915)

   Issuance of common stock, exercise of "B" warrants            $   .05       11,400           --            420            --
   Issuance of common stock, exercise of "C" warrants                .08        2,500           --            200            --
   Issuance of common stock, exercise of underwriter warrants       .012    3,760,000           38         45,083            --
   Net loss, year ended December 31, 1991                                          --           --             --      (249,871)
                                                                          -----------  -----------    -----------   -----------
Balance, December 31, 1991                                                204,073,782        2,041      1,891,695    (1,450,786)

   Issuance of common stock, for testing                           .0405   10,000,000          100        404,900            --
   Issuance of common stock, for consulting services                .055      500,000            5         27,495            --
   Issuance of common stock, exercise of "B" warrants                .05    7,458,989           75        372,875            --
   Issuance of common stock, exercise of "C" warrants                .08    5,244,220           52        419,487            --
   Expenses of stock issuance                                                                                            (7,792)
   Net loss, year ended December 31, 1992                                          --           --             --      (839,981)
                                                                          -----------  -----------    -----------   -----------
Balance, December 31, 1992                                                227,276,991        2,273      3,108,660    (2,290,767)

   Issuance of common stock, for consulting services                .055      500,000            5         27,495            --
   Issuance of common stock, for consulting services                 .03    3,500,000           35        104,965            --
   Issuance of common stock, for testing                            .035    5,000,000           50        174,950            --
   Net loss, year ended December 31, 1993                                          --           --             --      (563,309)
                                                                          -----------  -----------    -----------   -----------
Balance, December 31, 1993                                                236,276,991        2,363      3,416,070    (2,854,076)
                                                                          -----------  -----------    -----------   -----------




                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2000


                                                     Common Stock                                         Deficit
                                              -----------------------------                             Accumulated
                                              Amount                           Additional               during the      Deferred
                                               Per                              Paid-In    Subscription Development   Compensation
                                              Share     Shares     Amount       Capital     Receivable     Stage          Cost
                                              -----  -----------  ----------- -----------  ------------ -----------   -----------
Balance, December 31, 1993                           236,276,991  $     2,363 $ 3,416,070  $        --  $(2,854,076)  $        --
   Issuance of common stock, for
        consulting services                 $  .05     4,750,000           47     237,453           --           --            --
   Issuance of common stock, exercise
        of options                             .08       400,000            4      31,996           --           --            --
   Issuance of common stock, exercise
        of options                             .10       190,000            2      18,998           --           --            --
   Net loss, year ended December 31, 1994                     --           --          --           --     (440,837)           --
                                                     -----------  ----------- -----------  -----------  -----------   -----------

Balance, December 31, 1994                           241,616,991        2,416   3,704,517           --   (3,294,913)           --

   Issuance of common stock, exercise
        of options                             .05     3,333,333           33     166,633           --           --            --
   Issuance of common stock, exercise
        of options                             .08     2,092,850           21     167,407           --           --            --
   Issuance of common stock, exercise
        of options                             .10     2,688,600           27     268,833           --           --            --
   Issuance of common stock, for consulting
        services                               .11     1,150,000           12     126,488           --           --            --
   Issuance of common stock, for consulting
        services                               .14       300,000            3      41,997           --           --            --
   Net loss, year ended December 31, 1995                     --           --          --           --     (401,884)           --
                                                     -----------  ----------- -----------  -----------  -----------   -----------
Ralance, December 31, 1995                           251,181,774        2,512   4,475,875           --   (3,696,797)           --
                                                     -----------  ----------- -----------  -----------  -----------   -----------



                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2000


                                           Common Stock                                             Deficit
                                   --------------------------------                               Accumulated
                                   Amount                            Additional                     during the        Deferred
                                    Per                               Paid-In      Subscription    Development     Compensation
                                   Share      Shares     Amount       Capital       Receivable        Stage            Cost
                                   -----   -----------  -----------  -----------   -----------     -----------     -----------
Balance, December 31, 1995                 251,181,774  $     2,512  $ 4,475,875   $        --     $(3,696,797)    $        --
   Issuance of common stock,
        exercise of options         .05      3,333,334           33      166,634            --              --              --
   Issuance of common stock,
        exercise of options         .08      1,158,850           12       92,696            --              --              --
   Issuance of common stock,
        exercise of options         .10      7,163,600           72      716,288            --              --              --
   Issuance of common stock,
        exercise of options         .11        170,000            2       18,698            --              --              --
   Issuance of common stock,
        exercise of options         .12      1,300,000           13      155,987            --              --              --
   Issuance of common stock,
        exercise of options         .18      1,400,000           14      251,986            --              --              --
   Issuance of common stock,
        exercise of options         .19        500,000            5       94,995            --              --              --
   Issuance of common stock,
        exercise of options         .20        473,500            5       94,695            --              --              --
   Issuance of common stock,
        for services rendered       .50        350,000            3      174,997            --              --              --
   Options granted                                  --           --      760,500            --              --        (473,159)
   Subscription receivable                          --           --           --       (19,000)             --              --
   Net loss, year ended
        December 31, 1996                           --           --           --            --      (1,154,740)             --
                                           -----------        -----    ---------       -------      ----------        --------
Balance, December 31, 1996                 267,031,058        2,671    7,003,351       (19,000)     (4,851,537)       (473,159)
                                           -----------        -----    ---------       -------      ----------        --------



                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2000


                                               Common Stock                                             Deficit
                                      ---------------------------------                                Accumulated
                                      Amount                              Additional                    during the      Deferred
                                       Per                                 Paid-In      Subscription    Development   Compensation
                                      Share     Shares         Amount      Capital       Receivable        Stage          Cost
                                      ------  -----------   -----------   -----------   -----------    -----------    -----------
Balance, December 31, 1996                    267,031,058   $     2,671   $ 7,003,351   $   (19,000)   $(4,851,537)   $  (473,159)
   Issuance of common stock,
        exercise of options             .08     3,333,333            33       247,633            --             --             --
   Issuance of common stock,
        conversion of debt              .20     1,648,352            16       329,984            --             --             --
   Issuance of common stock,
        conversion of debt              .15       894,526             9       133,991            --             --             --
   Issuance of common stock,
        conversion of debt              .12     2,323,580            23       269,977            --             --             --
   Issuance of common stock,
        conversion of debt              .15     1,809,524            18       265,982            --             --             --
   Issuance of common stock,
        conversion of debt              .16       772,201             8       119,992            --             --             --
   Issuance of common stock,
        for services rendered           .41        50,000            --        20,500            --             --             --
   Issuance of common stock,
        for services rendered           .24       100,000             1        23,999            --             --             --
   Beneficial conversion feature,
        February debenture                             --            --       413,793            --             --             --
   Beneficial conversion feature,
        October debenture                              --            --     1,350,000            --             --             --
   Warrant costs, February debenture                   --            --        37,242            --             --             --
   Warrant costs, October debenture                    --            --       291,555            --             --             --
   Amortization of deferred
        compensation cost                              --            --            --            --             --        399,322
   Imputed interest on convertible
        debenture                                      --            --         4,768            --             --             --
   Net loss, year ended
        December 31, 1997                              --            --            --            --     (4,141,729)            --
                                              -----------   -----------   -----------   -----------    -----------    -----------
Balance, December 31, 1997                    277,962,574         2,779    10,512,767       (19,000)    (8,993,266)       (73,837)
                                              -----------   -----------   -----------   -----------    -----------    -----------



                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2000


                                            Common Stock                                           Deficit
                                   -------------------------------                               Accumulated
                                   Amount                             Additional                 during the         Deferred
                                     Per                                Paid-In   Subscription  Development      Compensation
                                    Share      Shares      Amount       Capital   Receivable        Stage             Cost
                                   ------   -----------   --------   ------------ ------------  ------------    ------------
Balance, December 31, 1997                  277,962,574   $  2,779   $ 10,512,767  $ (19,000)   $ (8,993,266)   $    (73,837)

   Issuance of common stock,
        exercise of options          .12        295,000          3         35,397         --              --              --
   Issuance of common stock,
        exercise of options          .14        500,000          5         69,995         --              --              --
   Issuance of common stock,
        exercise of options          .16        450,000          5         71,995         --              --              --
   Issuance of common stock,
        exercise of options          .20         10,000         --          2,000         --              --              --
   Issuance of common stock,
        exercise of options          .26        300,000          3         77,997         --              --              --
   Issuance of common stock,
        conversion of debt           .13      1,017,011         10        132,990         --              --              --
   Issuance of common stock,
        conversion of debt           .14      2,512,887         25        341,225         --              --              --
   Issuance of common stock,
        conversion of debt           .15      5,114,218         51        749,949         --              --              --
   Issuance of common stock,
        conversion of debt           .18      1,491,485         15        274,985         --              --              --
   Issuance of common stock,
        conversion of debt           .19      3,299,979         33        619,967         --              --              --
   Issuance of common stock,
        conversion of debt           .22      1,498,884         15        335,735         --              --              --
   Issuance of common stock,
        conversion of debt           .23      1,870,869         19        424,981         --              --              --
   Issuance of common stock,
        for services rendered        .21        100,000          1         20,999         --              --              --
   Beneficial conversion feature,
        November debenture                           --         --        625,000         --              --              --
   Warrant costs, November
        debenture                                    --         --         48,094         --              --              --
   Amortization of deferred
        compensation cost                            --         --             --         --              --          59,068
   Write off of subscription
        receivable                                   --         --        (19,000)    19,000              --              --
   Net loss, year ended
        December 31, 1998                            --         --             --         --      (4,557,710)             --
                                            -----------   --------   ------------  ---------    ------------    ------------
Balance, December 31, 1998                  296,422,907      2,964     14,325,076         --     (13,550,976)        (14,769)
                                            -----------   --------   ------------  ---------    ------------    ------------


                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2000

                                                  Common Stock                             Deficit
                                         --------------------------------                 Accumulated
                                         Amount                              Additional   during the     Deferred     Discount
                                          Per                                  Paid-In    Development   Compensation     on
                                         Share       Shares       Amount       Capital       Stage         Cost        Warrants
                                         ------   -----------   ----------   -----------  ------------  ------------  ----------
Balance, December 31, 1998                        296,422,907   $    2,964   $14,325,076  $(13,550,976)  $ (14,769)   $       --

   Issuance of common stock,
        securities purchase agreement      .16      4,917,276           49       802,451            --          --            --
   Issuance of common stock,
        securities purchase agreement      .27      1,851,852           18       499,982            --          --            --
   Issuance of common stock,
        for services rendered              .22        100,000            1        21,999            --          --            --
   Issuance of common stock,
        for services rendered              .25        180,000            2        44,998            --          --            --
   Beneficial conversion feature,
        August debenture                                   --           --       687,500            --          --            --
   Beneficial conversion feature,
        December debenture                                 --           --       357,143            --          --            --
   Warrant costs, securities
        purchase agreement                                 --           --       494,138            --          --      (494,138)
   Warrant costs, securities
        purchase agreement                                 --           --        37,025            --          --       (37,025)
   Warrant costs, August debenture                         --           --        52,592            --          --            --
   Warrant costs, December debenture                       --           --         4,285            --          --            --
   Amortization of warrant costs,
        securities purchase agreement                      --           --            --            --          --       102,674
   Amortization of deferred
        compensation cost                                  --           --            --            --      14,769            --
   Compensation expense related to
        modification of existing
        options                                            --           --       210,144            --          --            --
   Net loss, year ended
        December 31, 1999                                  --           --            --    (6,174,262)         --            --
                                                  -----------   ----------   -----------  ------------   ---------    ----------
Balance, December 31, 1999                        303,472,035        3,034    17,537,333   (19,725,238)         --      (428,489)
                                                  -----------   ----------   -----------  ------------   ---------    ----------



                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2000



                                                 Common Stock                             Deficit
                                       -------------------------------                  Accumulated
                                       Amount                             Additional    during the      Deferred       Discount
                                         Per                                Paid-In     Development   Compensation       on
                                        Share     Shares      Amount       Capital        Stage           Cost         Warrants
                                       -------  -----------   --------   ------------  ------------   ------------   ------------
Balance, December 31, 1999                      303,472,035   $  3,034   $ 17,537,333  $(19,725,238)   $        --   $   (428,489)

Issuance of common stock,
    exercise of options                0.1400       600,000          6         83,994            --             --             --
Issuance of common stock,
    exercise of options                0.1500     1,600,000         16        239,984            --             --             --
Issuance of common stock,
    exercise of options                0.1600       650,000          7        103,994            --             --             --
Issuance of common stock,
    exercise of options                0.1700       100,000          1         16,999            --             --             --
Issuance of common stock,
    exercise of options                0.2100       792,500          8        166,417            --             --             --
Issuance of common stock,
    exercise of options                0.2500     1,000,000         10        246,090            --             --             --
Issuance of common stock,
    exercise of options                0.2700       281,000          3         75,867            --             --             --
Issuance of common stock,
    exercise of options                0.3600       135,000          1         48,599            --             --             --
Issuance of common stock,
    exercise of warrants               0.2040       220,589          2         44,998            --             --             --
Issuance of common stock,
    exercise of warrants               0.2448       220,589          2         53,998            --             --             --
Issuance of common stock,
    exercise of warrants               0.2750        90,909          1         24,999            --             --             --
Issuance of common stock,
    exercise of warrants               0.3300        90,909          1         29,999            --             --             --
Issuance of common stock,
    conversion of debt                 0.1400    35,072,571        351      4,907,146            --             --             --
Issuance of common stock,
    conversion of debt                 0.1900     1,431,785         14        275,535            --             --             --
Issuance of common stock,
    conversion of debt                 0.2000     1,887,500         19        377,481            --             --             --
Issuance of common stock,
    conversion of debt                 0.3600        43,960         --         15,667            --             --             --
Issuance of common stock,
    cashless exercise of warrants                   563,597          6        326,153            --             --             --
Issuance of common stock,
    services rendered                  0.4650       100,000          1         46,499            --             --             --
Private placement of common stock      0.2200    13,636,357        136      2,999,864            --             --             --
Private placement of common stock      0.3024     4,960,317         50      1,499,950            --             --             --
Private placement of common stock      0.4000    13,265,000        133      5,305,867            --             --             --
Cashless exercise of warrants                            --         --       (326,159)           --             --             --
Beneficial conversion feature,
    January Debenture                                    --         --        386,909            --             --             --
Warrant costs, consulting agreement                      --         --        200,249            --             --             --
Warrant costs, January Debenture                         --         --         13,600            --             --             --
Warrant costs, private placement                         --         --      3,346,414            --             --     (3,346,414)
Recovery of subscription receivable
    previously written off                               --         --         19,000            --             --             --
Amortization of warrant costs,
    securities purchase agreements                       --         --             --            --             --        544,163
Compensation expense related to
    modification of existing options                     --         --      1,901,927            --             --             --
Net loss                                                 --         --             --    (9,354,664)            --             --
                                                -----------   --------   ------------  ------------    -----------   ------------
Balance, December 31, 2000                  0   380,214,618   $  3,802   $ 39,969,373  $(29,079,902)   $        --   $ (3,230,740)
                                                ===========   ========   ============  ============    ===========   ============





                See notes to consolidated financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                        Inception
                                                                                                                     (February 20,
                                                                                Year Ended December 31,                 1984) to
                                                                      --------------------------------------------    December 31,
                                                                           2000            1999            1998            2000
                                                                      ------------    ------------    ------------    ------------
Cash Flows from Operating Activities:
   Net loss                                                           $ (9,354,664)   $ (6,174,262)   $ (4,557,710)   $(29,079,902)
                                                                      ------------    ------------    ------------    ------------
   Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation                                                      362,392         230,785         110,120         908,525
         Amortization of debt issue costs                                  106,030         331,250         229,978         779,215
         Amortization of deferred interest cost on beneficial
            conversion feature of convertible debenture                    386,909       1,044,643         835,951       3,820,270
         Amortization of discount on warrants                              611,134         148,262         290,297       1,049,693
         Amortization of discount on warrants - consulting services        230,249              --              --         230,249
         Amortization of deferred compensation cost                             --          14,769          59,068         760,500
         Issuance of common stock for debenture interest                    76,212              --              --          76,212
         Issuance of common stock for services                              46,500          67,000          21,000       1,551,000
         Expenses related to modification of existing options            1,901,927         210,144              --       2,112,071
         Other                                                                  --              --              --          (1,607)
         Changes in operating assets and liabilities:
            Increase in other current assets                                (5,063)        (29,917)         (9,608)        (64,798)
            Increase in inventory                                               --              --              --         (19,729)
            Increase in other assets                                      (278,037)       (440,216)       (247,072)     (1,494,995)
            Increase (decrease) in accounts payable and
               accrued liabilities                                         174,089         449,848         (96,582)        909,161
                                                                      ------------    ------------    ------------    ------------
                  Total adjustments                                      3,612,342       2,026,568       1,193,152      10,615,767
                                                                      ------------    ------------    ------------    ------------
                  Net cash used by operating activities                 (5,742,322)     (4,147,694)     (3,364,558)    (18,464,135)
                                                                      ------------    ------------    ------------    ------------

Cash Flows from Investing Activities:
   Purchase of investments                                                      --              --        (915,047)     (6,292,979)
   Proceeds from sale of investments                                            --         821,047       3,078,902       6,292,979
   Acquisition of property and equipment                                  (917,471)       (407,150)       (451,734)     (2,468,221)
   Proceeds from sale of property and equipment                                 --              --              --           1,200
                                                                      ------------    ------------    ------------    ------------
                  Net cash provided (used) by investing activities        (917,471)        413,897       1,712,121      (2,467,021)
                                                                      ------------    ------------    ------------    ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of convertible debt                            1,000,000       3,000,000       1,500,000       9,500,000
   Proceeds from deposit on securities purchase agreement                       --              --         600,000         600,000
   Proceeds from sale of securities, net of issuance costs              10,835,970         702,500         257,400      16,917,058
   Payments under capital lease                                            (50,324)        (41,986)        (16,602)       (108,912)
   Payments on note payable                                                (19,096)        (14,261)             --         (33,357)
   Recovery of subscription receivable written off                          19,000              --              --          19,000
                                                                      ------------    ------------    ------------    ------------
                  Net cash provided by financing activities             11,785,550       3,646,253       2,340,798      26,893,789
                                                                      ------------    ------------    ------------    ------------

Net Increase (Decrease) in Cash and Cash Equivalents                     5,125,757         (87,544)        688,361       5,962,633

Cash and Cash Equivalents, Beginning                                       836,876         924,420         236,059              --
                                                                      ------------    ------------    ------------    ------------

Cash and Cash Equivalents, Ending                                     $  5,962,633    $    836,876    $    924,420    $  5,962,633
                                                                      ============    ============    ============    ============

Supplemental Disclosure of Non-Cash Financing Activities:
   Cash paid during the year for interest                             $     36,681    $    118,870    $      6,042
                                                                      ============    ============    ============

   During 2000, the Company purchased equipment under a capital lease totaling $13,197


                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999



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

         INVESTMENTS

         At December 31, 2000 and 1999, investments consist of a money fund, which is reported at fair value.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Gain or loss on disposition of assets is recognized currently. Maintenance and repairs are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

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

         ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The information set forth below provides disclosure of the estimated fair value of the Company's financial instruments presented in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2000 and 1999. Since the reported fair values of financial instruments are based upon a variety of factors, they may not represent actual values that could have been realized as of December 31, 2000 and 1999 or that will be realized in the future.

         The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, a money fund, accounts payable and the convertible debentures. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

         CONCENTRATIONS OF CREDIT RISk

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. At various times during the year, the Company had cash balances in excess of federally insured limits. The Company maintains its cash, which consists primarily of demand deposits, with high quality financial institutions, which the Company believes limits this risk.

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

         STOCK-BASED COMPENSATION (Continued)

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

         NET LOSS PER COMMON SHARE

         The Company computes loss per share in accordance with SFAS No. 128, EARNINGS PER SHARE. This standard requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted earnings per share computation.

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

         RECLASSIFICATIONS

         Certain amounts in the 1998 and 1999 financial statements have been reclassified to conform to 2000 presentation.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. On June 30, 1999, the FASB issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and Amendment of SFAS No. 133. SFAS No. 133 as amended by SFAS No. 137 and SFAS No. 138 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

         Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standards to affect its financial statements.


NOTE 2. LIQUIDITY

         The Company has suffered accumulated net losses of approximately $29,000,000 during its history. The Company is dependent upon registration of Product R for sale before it can begin commercial operations. The Company's cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials required by the FDA. Unless and until Product R is approved for sale in the United States or another industrially developed country, the Company will be dependent upon the continued sale of its securities, debt or equity financing for funds to meet its cash requirements.

         During November and December 2000, the Company completed several private placements of its securities under securities purchase agreements in which it received cash proceeds of $6,806,000. In February 2001, the Company entered into a private equity line of credit agreement to sell up to $50,000,000 of common stock, which it anticipates realizing during 2001 (see Note 6).

         Management believes that cash flows from sales of securities and from current financing arrangements will be sufficient to fund operations for the next year. Management intends to continue to sell the Company's securities in an attempt to meet its cash flow requirements; however, no assurance can be given that equity or debt financing, if and when required, will be available.

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


NOTE 4.  PROPERTY AND EQUIPMENT

                                                ESTIMATED USEFUL
                                                 LIVES (YEARS)             2000            1999
                                                ----------------           ----            ----
          Land and improvements                        15               $   34,550      $   34,550
          Building and improvements                    30                  896,720         483,865
          Machinery and equipment                       5                1,918,693       1,400,880
                                                                        ----------      ----------
                                                                         2,849,963       1,919,295
          Less accumulated depreciation                                    905,764         543,372
                                                                        ----------      ----------
                                                                        $1,944,199      $1,375,923
                                                                        ==========      ==========

         The Company maintains certain property and equipment in Freeport, Bahamas. This property and equipment amounted to $402,694 as of December 31, 2000 and $385,087 as of December 31, 1999 including $17,623 expended in 1987 to purchase a land lease expiring in 2068. Included with machinery and equipment is $13,197 and $38,645 of equipment purchased under capital leases during 2000 and 1999, respectively. Depreciation expense for equipment under the capital leases was approximately $7,729 and $47,040 in 2000 and 1999, respectively. These amounts are included above.


NOTE 5.  OTHER ASSETS

                                                                         2000          1999
                                                                       --------      --------
          Patent development costs                                     $715,655      $517,816
          Loan costs, net of accumulated amortization of $779,215        80,198            --
          Other                                                          51,496        51,496
                                                                       --------      --------
                                                                       $847,349      $569,312
                                                                       ========      ========

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 5.  OTHER ASSETS (Continued)

         Patent development costs are capitalized as incurred. Loan costs include fees paid in connection with the February 2001 private equity line of credit agreement and will be amortized over the life of the agreement (see Note 6).


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

         In connection with the issuance of the February Debenture, the Company issued to RBB three warrants (the "February Warrants") to purchase common stock, each such February Warrant entitling the holder to purchase, from February 21, 1997 through February 28, 2007, 178,378 shares of common stock. The exercise price of the three February Warrants was $0.288, $0.576 and $0.864 per warrant share, respectively. The fair value of the February Warrants were estimated to be $37,242 ($.209 per warrant), $19,196 ($.108 per warrant), and $9,946 ($.056 per warrant), respectively, based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model. This amount has been reflected in the accompanying financial statements as interest expense related to the convertible February Debenture. Based on the terms for conversion associated with the February Debenture, there was an intrinsic value associated with the beneficial conversion feature of $413,793. This amount has been fully amortized to interest expense with a corresponding credit to additional paid-in capital.

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

         In November 1998, in order to finance further research and development, the Company sold $1,500,000 principal amount of its ten year 7% Convertible Debenture (the "November Debenture") due October 31, 2008, to RBB. Accrued interest under the November Debenture is payable semi-annually, computed at the rate of 7% per annum on the unpaid principal balance from the date of the issuance of the November Debenture until the date of interest payment. The November Debenture may be prepaid by the Company before maturity, in whole or in part, without premium or penalty, if the Company gives the holder of the Debenture notice not less than 30 days before the date fixed for prepayment in that notice. The November Debenture was convertible, at the option of the holder, into shares of common stock.

         On January 19, 2000 and March 7, 2000 pursuant to notice by the holder, RBB, to the Company under the November Debenture, $1,122,500 and $377,500, respectively, of the principal amount of the November Debenture was converted into 8,252,746 and 1,887,500 shares of the common stock, respectively. As of March 7, 2000, the November Debenture was fully converted.

         In connection with the issuance of the November Debenture, the Company issued to RBB two warrants (the "November Warrants") to purchase Common Stock, each such November Warrant entitling the holder to purchase 375,000 shares of the Common Stock at any time and from time to time through October 31, 2008. The exercise price of the two November Warrants was $.20 and $.24 per warrant share, respectively. The fair value of the November

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 6.  SECURITIES PURCHASE AGREEMENTS (Continued)

         CONVERTIBLE DEBENTURES (Continued)

         warrants was estimated to be $48,000 ($.064 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 5.75% and an expected holding period of one year. This amount is being amortized to interest expense in the accompanying consolidated financial statements.

         Based on the terms for conversion associated with the November Debenture, there was an intrinsic value associated with the beneficial conversion feature of $625,000. This amount has been recorded as interest expense in 1998.

         In August 1999, in order to finance further research and development, the Company entered into a securities purchase agreement to issue an aggregate of 20 units, each unit consisting of $100,000 principal amount of the Company's 7% convertible debenture (the "August Debenture") due August 3, 2009 to Focus Investors LLC ("Focus"). Accrued interest under the August Debenture is payable semi-annually, computed at the rate of 7% on the unpaid principal balance from the date of issuance until the date of the interest payment. No payment of the principal of the August Debenture may be made prior to the maturity date without the consent of the holder. The August Debenture was convertible, at the option of the holder, into shares of common stock. On January 19, 2000, February 17, 2000 and March 3, 2000 pursuant to notice by the holder, Focus, to the Company under the August Debenture, $300,000, $900,000 and $800,000, respectively, of the principal amount of the August Debenture was converted into 2,178,155, 6,440,735 and 5,729,967 shares of the common stock, respectively. As of March 3, 2000 the November Debenture was fully converted.

         In connection with the issuance of the August Debenture, the Company issued to Focus one warrant (the "August Warrant") to purchase Common Stock, such August Warrant entitling the holder to purchase 1,000,000 shares of the Common Stock at any time and from time to time through August 3, 2004. The exercise price of the August Warrant was $.2461 per warrant share. The fair value of the August Warrants was estimated to be $52,592 ($.0526 per warrant share) based upon a financial analysis of the terms of the warrant using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 5.75% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements.

         Based on the terms for conversion associated with the August Debenture, there was an intrinsic value associated with the beneficial conversion feature of $687,500. This amount has been recorded as interest expense in 1999.

         In December 1999, in order to finance further research and development, the Company entered into a securities purchase agreement to sell $2,000,000 principal amount of the Company's 7% convertible debenture (the December Debenture) due December 28, 2009 to Endeavour Capital ("Endeavour"). Accrued interest under the December Debenture was

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 6.  SECURITIES PURCHASE AGREEMENTS (Continued)

         CONVERTIBLE DEBENTURES (Continued)

         payable semi-annually, computed at the rate of 7% on the unpaid principal balance from the date of issuance until the date of the interest payment. No payment of the principal of the December Debenture may be made prior to the maturity date without the consent of the holder. The December Debenture was convertible, at the option of the holder, into shares of common stock. During 1999, $1,000,000 of these debentures was sold. The remaining $1,000,000 was not available until the shares underlying the first $1,000,000 were registered. Such registration statement was declared effective in January 2000 and the remaining $1,000,000 transaction was consummated.

         On January 27, 2000, February 22, 2000, February 23, 2000, February 24, 2000, February 29, 2000 and October 25, 2000 pursuant to notice by the holder, Endeavour, to the Company under the December Debenture, $150,000, $135,000, $715,000, $785,000, $200,000 and $15,000,
         respectively, of the principal amount of the December Debenture was converted into 1,105,435, 988,913, 5,149,035, 5,622,696, 1,036,674 and
         43,960 shares of the common stock, respectively.

         In connection with the issuance of the first $1,000,000 of the December Debenture, the Company issued to Endeavour warrants (the December Warrants) to purchase Common Stock, such December Warrant entitling the holder to purchase 100,000 shares of the Common Stock at any time and from time to time through December 31, 2002. The exercise price of the December Warrant was $.19 per warrant share. The fair value of the December Warrants was estimated to be $4,285 ($.0429 per warrant share) based upon a financial analysis of the terms of the warrant using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 6% and an expected holding period of three years. This amount has been amortized to interest expense in the accompanying consolidated financial statements.

         Based on the terms for conversion associated with the first $1,000,000 of the December Debenture, there was an intrinsic value associated with the beneficial conversion feature of $357,143. This amount has been recorded as interest expense in 1999.

         In connection with the issuance of the second $1,000,000 of the December Debenture, the Company issued to Endeavour warrants (the December Warrants) to purchase Common Stock, such December Warrants entitling the holder to purchase 110,000 shares of the Common Stock at any time and from time to time through December 31, 2002. The exercise price of the December Warrant was $.20 per warrant share. The fair value of the December Warrants was estimated to be $13,600 ($.136 per warrant share) based upon a financial analysis of the terms of the warrant using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 90%; a risk free interest rate of 6% and an expected holding period of three years. This amount has been amortized to interest expense in the accompanying consolidated financial statements.

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

         A summary of the outstanding convertible debentures is as follows:

                                                              December 31,      December 31,
                                                                  2000              1999
                                                              -------------      ----------
          Unpaid principal balance of November debenture      $          --      $1,500,000
          Unpaid principal balance of August debenture                   --       2,000,000
          Unpaid principal balance of December debenture                 --       1,000,000
                                                              -------------      ----------
                                                                         --       4,500,000
          Less unamortized discount                                      --          53,371
                                                              -------------      ----------
          Convertible debentures, net                         $          --      $4,446,629
                                                              =============      ==========

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

         On June 23, 1999, the Company entered into a securities purchase agreement with certain individuals whereby the Company issued 1,851,852 shares of its common stock for an aggregate purchase price of $500,000. These proceeds were received in July 1999. Such agreement also provided for the issuance of warrants to purchase an aggregate of 925,926 shares of common stock at any time until June 30, 2004. The fair value of these warrants was estimated to be $37,000 ($.04 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 5.75% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 6.  SECURITIES PURCHASE AGREEMENTS (Continued)

         OTHER (Continued)

         Additionally, in connection with the above described securities purchase agreement, the Company issued warrants to purchase an aggregate of 5,454,544 shares of common stock. Fifty percent (50%) of the warrants are exercisable at $0.275 per share and fifty percent (50%) of the warrants are exercisable at $0.33 per share, until February 28, 2005. The fair value of these warrants was estimated to be $1,582,734 ($0.295 and $0.285 per warrant share) based upon a financial analysis of the terms of the warrant using the Black-Scholes Pricing Model with the following assumptions; expected volatility of 90%; a risk free interest rate of 6% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements. As of December 31, 2000, 181,818 shares of common stock were issued pursuant to the exercise of these warrants for an aggregate exercise price of approximately $55,000.

         On November 8, 2000, the Company entered into a securities purchase agreement with Harbor View Group, Inc. and various other purchasers, whereby the Company authorized the issuance and sale of up to 50,000,000 shares of common stock in a private offering transaction at a purchase price of $.40 per share. As of December 31, 2000, 13,265,000 shares were issued for a purchase price of $5,306,000.

         Such agreement also provided for the issuance of warrants to purchase an aggregate of 30,000,000 shares of common stock, half at an exercise price of $.48 and half at an exercise price of $.56. As of December 31, 2000, 7,959,000 warrants had been issued (3,979,500 at $.48 and
         3,979,500 at $.56) exercisable at any time until November 8, 2005. The fair value of these warrants was estimated to be $1,763,680 ($.222 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; a risk free interest rate of 6% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements. The Company paid a fee of $265,300 relative to this agreement, which has been charged to interest expense in the accompanying consolidated financial statements.

         On November 16, 2000, the Company entered into a securities purchase agreement with Roseworth Group, Ltd., whereby the Company agreed to sell 4,960,317 shares of its common stock at a price of $.3024 per share for an aggregate purchase price of $1,500,000. The Company received such proceeds in November 2000.

         PRIVATE EQUITY LINE OF CREDIT

         On February 9, 2001, the Company entered into an equity line of credit agreement with Cornell Capital Partners, LP, an institutional investor, to sell up to $50,000,000 of the Company's common stock. Under such agreement, the Company may exercise "put options" to sell shares for certain prices based on certain average trading prices. Upon signing this agreement, the Company issued to its placement agent, May Davis Group, Inc., and certain

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 6.  SECURITIES PURCHASE AGREEMENTS (Continued)

         EQUITY LINE OF CREDIT (Continued)

         investors, Class A warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price of $1.00 per share, exercisable in part or whole until February 9, 2006, and Class B warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price equal to the greater of $1.00 or 110% of the bid price on the applicable advance date. Such Class B warrants are exercisable pro rata with respect to the number of warrant shares as determined by the fraction of the advance payable on that date as the numerator and $20,000,000 as the denominator multiplied by 5,000,000 until sixty months from the date of issuance.


NOTE 7.  NOTE PAYABLE

         During 1999, the Company entered into an installment purchase agreement for equipment totaling $123,600. The agreement is collateralized by the equipment and calls for monthly installments of $2,476 at 12% per annum for 60 months, commencing in March 1999 and expiring in February 2004.

         The aggregate maturities of the installment purchase agreement are as follows:

          Year ending December 31:
             2001                                      $21,517
             2002                                       24,246
             2003                                       27,521
             2004                                        4,679
                                                       -------
                                                        77,963
          Less current portion                          21,517
                                                       -------
          Note payable - long-term portion             $56,446
                                                       =======


NOTE 8.  COMMITMENTS AND CONTINGENCIES

         GENERAL

         POTENTIAL CLAIM FOR ROYALTIES

         The Company may be subject to claims from certain third parties for royalties due on sale of Product R. The Company has not as yet received any notice of claim from such parties.

         PRODUCT LIABILITY

         The Company is unaware of any claims or threatened claims since Product R was initially marketed in the 1940's; however, one study noted adverse reactions from highly concentrated doses in guinea pigs. Therefore, the Company could be subjected to claims for adverse reactions resulting from the use of Product R. In the event any claims for substantial amounts

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 8.  COMMITMENTS AND CONTINGENCIES (Continued)

         GENERAL (Continued)

         PRODUCT LIABILITY (Continued)

         were successful, they could have a material adverse effect on the Company's financial condition and on the marketability of Product R. As of the date hereof, the Company does not have product liability insurance for Product R. There can be no assurance that the Company will be able to secure such insurance in adequate amounts or at reasonable premiums if it determined to do so. Should the Company be unable to secure such product liability insurance, the risk of loss to the Company in the event of claims would be greatly increased and could have a material adverse effect on the Company.

         LACK OF PATENT PROTECTION

         The Company has three issued patents and two allowed patents for the use of Product R. The Company currently has 15 patent applications pending with the U.S. Patent Office and 17 foreign patent applications. The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing a similar product. There can be no assurance that such patents, if obtained, will be enforceable.

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

         Pursuant to the Plata Agreement, the Company authorized the issuance to Plata of 5,000,000 shares of common stock and options to purchase an additional 5,000,000 shares at $.08 per share through July 9, 1994 (the "Plata Options") and 5,000,000 shares at $.10 per share through July 9, 1994 (the "Additional Plata Options"). Pursuant to several amendments, the Plata Options and the Additional Plata Options were exercisable through June 30, 2000 at an exercise price of $.15 and $.17, respectively. The fair value of these options was estimated to be $32,925 ($.0348 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; risk free interest rate of 6%. This amount has been charged to compensation expense at December 31, 1999 as it related to services previously provided. Through December 31, 2000, the Company has received approximately $1,422,000 pursuant to the issuance of approximately 9.8 million shares in connection with the exercise of the Plata Options and the Additional Plata Options.

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

         Pursuant to the Argentine Agreement, the Company delivered $34,000 to DCT to cover out-of-pocket expenses associated with the Clinical Trials. The Argentine Agreement further provides that at the conclusion of the Clinical Trials, DCT shall cause Dr. Flichman to prepare and deliver a written report to the Company regarding the methodology and results of the Clinical Trials (the "Written Report"). In September 1996, Dr. Flichman delivered the Written Report to the Company. Upon delivery of the Written Report to the Company, the Company delivered to the principals of DCT options to acquire 2,000,000 shares of the Company's common stock for a period of one year from the date of the delivery of the Written Report, at a purchase price of $.20 per share. Pursuant to several amendments, the DCT options were exercisable through June 30, 2000 at an exercise price of $.21 per share. The fair value of these options was estimated to be $1,788 ($.0012 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; risk free interest rate of 6%. This amount has been charged to compensation expense at December 31, 1999 as it related to services previously provided. Effective July 1, 2000, these options were extended to December 31, 2000 at an exercise price of $.22 per share. As a result of the modification of the option terms, the fair value of these options was estimated to be $166,860 ($.2273 per option share) based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 50%; risk free interest rate of 6%. This amount has been charged to expense related to modification of existing option terms during the year ended December 31, 2000. Effective December 31, 2000, these options were extended to December 31, 2001 at an exercise price of $.24 per share. As a result of the modification of the option terms, the fair value of these options was estimated to be $108,429 ($.1457 per option share) based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; risk free interest rate of 6%. This amount has been charged to expense related to modification of existing option terms during the year ended December 31, 2000. As of December 31, 2000, 1,256,000 shares of common stock were issued pursuant to the exercise of these options for an aggregate exercise price of approximately $261,500.

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

         In April 1996, the Company entered into an agreement with DCT (the HIV-HPV Agreement") whereby the Company agreed to provide to DCT or its assignees, up to $600,000 to cover the costs of a double blind placebo controlled study in approximately 150 patients to assess the efficacy of Product R for the treatment of persons diagnosed with the HIV virus
         (AIDS) and HPV (the "HIV-HPV Study"). Subsequently, the Company has agreed to advance additional funds towards such study. In connection with the HIV-HPV Agreement, the Company advanced approximately $665,000, which was accounted for as research and development expense. The amounts have been used to cover expenses associated with clinical activities of the HIV-HPV Study. The HIV-HPV Agreement provides that
         (i) in the event the data from the HIV-HPV Study is used in connection with Product R being approved for commercial sale anywhere within the territory granted under the DCT Exclusive Distribution Agreement or
         (ii) DCT receives financing to cover the costs of the HIV-HPV Study, then DCT is obligated to reimburse the Company for all amounts expended in connection with the HIV-HPV Study.

         In October 1997, the Company entered into two agreements with DCT, whereby the Company agreed to provide DCT or its assignees, up to $220,000 and $341,000 to cover the costs of double blind placebo controlled studies in approximately 360 and 240 patients, respectively, to assess the efficacy of the topical application of Product R for the treatment of persons diagnosed with Herpes Labialis/Genital Infections (the "Herpes Study") and HPV (the "HPV Topical Study").

         In connection with the Herpes Study and the HPV Topical Study (collectively, the "Studies"), the Company advanced approximately $58,000 and $132,000, respectively. Such expenses were accounted for as research and development expense. The amounts expended have been used to cover expenses associated with pre-clinical activities. Neither the Herpes Study nor the HPV Topical Study has commenced. Both Agreements with DCT provide that (i) in the event the data from the Studies are used in connection with Product R being approved for commercial sale anywhere within the territory granted under the DCT Exclusive Distribution Agreement or (ii), DCT receives financing to cover the costs of the Studies, then DCT is obligated to reimburse the Company for all amounts expended in connection with the Studies.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 8.  COMMITMENTS AND CONTINGENCIES (Continued)

         TESTING AGREEMENTS (Continued)

         ARGENTINE AGREEMENT (Continued)

         In February 1998, the Company entered into an agreement with DCT (the "Concurrent Agreement") whereby the Company agreed to provide DCT or its assignees, up to $413,000 to cover the costs of a study in 65 patients to compare the results of treatment of patients with AIDS taking a three drug cocktail and Product R with those taking a three drug cocktail and a placebo. As of December 31, 2000, the Company advanced approximately $50,000 for such study, which has been accounted for as research and development expense.

         In May 1998, the Company entered into an agreement with DCT (the "Rheumatoid Arthritis Agreement") whereby the Company agreed to provide DCT or its assignees, up to $95,000 to cover the costs of a controlled study in 30 patients to determine the efficacy of Product R for the treatment of rheumatoid arthritis in humans. In connection with this study, the Company advanced approximately $95,000, which has been accounted for as research and development expense.

         In July 1998, the Company authorized expenditures of up to $90,000 to study the effects of Product R in inhibiting the mutation of the AIDS virus. As of December 31, 2000, the Company advanced approximately $70,000 for such study, which has been accounted for as research and development expense.

         As of December 31, 2000, the Company advanced approximately $442,000 for expenses in connection with the drug approval process in Argentina.

         BARBADOS STUDY

         A double blind study assessing the efficacy of the Company's drug Product R in 43 human patients diagnosed with HIV (AIDS) has been conducted at the Queen Elizabeth Hospital, Bridgetown, Barbados (the "Barbados Study"). As of December 31, 2000, the Company expended approximately $390,000 to cover the costs of the Barbados Study.

         In July 1998, the Company authorized expenditures of up to $45,000 to study the effects of Product R in inhibiting the mutation of the AIDS virus. As of December 31, 2000, the Company advanced approximately $15,000 for such study, which has been accounted for as research and development expense.

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

         provide consulting services to the Company through May 1997. The consulting services included the development and location of pharmacological and biotechnology companies and assisting the Company in seeking joint ventures with and financing of companies in such industries. In connection with the consulting agreement, the Company issued to Dr. Hirschman 1,000,000 shares of the Company's common stock and the option to acquire 5,000,000 shares of the Company's common stock for a period of three years as per the vesting schedule as referred to in the agreement, at a purchase price of $.18 per share. As of December 31, 2000, 900,000 shares have been issued upon exercise of these options for cash consideration of $162,000 under this Agreement.

         In March 1996, the Company entered into an addendum to the consulting agreement with Dr. Hirschman whereby Dr. Hirschman agreed to provide consulting services to the Company through May 2000 (the "Addendum"). Pursuant to the Addendum, the Company granted to Dr. Hirschman and his designees options to purchase an aggregate of 15,000,000 shares of the Company's common stock for a three year period pursuant to the following schedule: (i) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1996 and ending February 17, 2008 at an exercise price of $.19 per share, of which options to acquire 500,000 shares (exercisable until March 23, 2001) were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; (ii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1997 and ending February 17, 2008 at an exercise price of $.27 per share, of which options to acquire 500,000 shares (exercisable until March 23, 2001) were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; and (iii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1998 and ending February 17, 2008 at an exercise price of $.36 per share, of which options to acquire 500,000 shares (exercisable until March 23, 2001) were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman. In addition, the Company has agreed to cause the shares underlying these options to be registered so long as there is no cost to the Company. As of December 31, 2000, 916,000 shares of common stock were issued pursuant to the exercise of stock options by Richard Rubin. Mr. Rubin has, from time to time in the past, advised the Company on matters unrelated to his consultation with Dr. Hirschman.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 8.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         HIRSCHMAN AGREEMENT (Continued)

         In May 2000, the Company and Dr. Hirschman entered into a second amended and restated employment agreement (the "Agreement") which supersedes in its entirety the July 1988 Employment Agreement. Pursuant to this Agreement, Dr. Hirschman was employed to serve as Chief Executive Officer and President of the Company until December 31, 2002. The Agreement further provides that Bernard Friedland and William Bregman will vote all shares owned or voted by them in favor of Dr. Hirschman as a member of the Board of Directors of the Company. The Agreement provides for Dr. Hirschman to receive an annual base salary of $361,000 (effective January 1, 2000), use of an automobile, major medical, disability, dental and term life insurance benefits for the term of his employment. The Agreement also provides for previously issued options to acquire 23,000,000 shares of common stock at $0.27 per option share to be immediately vested as of the date of this agreement and are exercisable until February 17, 2008.

         The fair value of these options was estimated to be $5,328,441 ($0.2317 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; a risk free interest rate of 6% and an expected life of 32 months. The Company is recognizing the $5,328,441 fair value of the options as compensation costs on a pro-forma basis over the 32 month service period (the term of the employment agreement).

         GALLANTAR AGREEMENT

         On October 1, 1999, the Company entered into an employment agreement with Alan Gallantar whereby Mr. Gallantar has agreed to serve as the Chief Financial Officer of the Company for a period of three years, subject to earlier termination by either party, either for cause as defined in and in accordance with the provisions of the agreement, without cause or upon the occurrence of certain events. Such agreement provides for Mr. Gallantar to receive a base salary of $175,000, $200,000 and $225,000 annually for each of the three years of the term of the agreement as well as various performance based bonuses ranging from 10% to 50% of the base salary and various other benefits. Additionally, in connection with such agreement, the Company granted Mr. Gallantar options to purchase an aggregate of 4,547,880 shares of the Company's common stock. Such options have a term of ten years and have an exercise price of $.24255 per share. 1,515,960 options vest on each of the first, second and third anniversary dates of this employment agreement. The fair value of these options was estimated to be $376,126 ($.0827 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 6% and an expected life of ten years. The Company is recognizing the $376,126 fair value of the options as compensation costs on a pro-forma basis over the three year service period (the term of the employment agreement). A performance bonus for Mr. Gallantar's first year in the amount of $25,000 has been charged to expense in the accompanying consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 8.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         OTHER EMPLOYEES

         On January 3 and December 29, 2000, the Company issued to certain other employees stock options to acquire an aggregate of 430,000 and 716,000 shares of common stock at an exercise price of $.21 and $.33 per share, respectively. These options expire on January 2, 2010 and December 29, 2010, respectively, and vest in 20% increments at the end of each year for five years.

         The fair value of the these options was estimated to be $42,342 ($.1721 per option share) and $117,893 ($.2788 per option share), respectively, based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; a risk free interest rate of 6%; an expected life of ten years; and a termination rate of 10%. The Company will recognize the fair value of the options as compensation costs on a pro-forma basis over a one year service period (the term of the employment agreements).

         Financial reporting of the Hirschman, Gallantar and other employee options has been prepared pursuant to the Company's policy of following APB No. 25, and related interpretations, in accounting for its employee stock options. Accordingly, the following pro forma financial information is presented to reflect amortization of the fair value of the options.

                                    AS REPORTED          PRO FORMA               AS
                                 DECEMBER 31, 2000       ADJUSTMENT            ADJUSTED
                                 -----------------     --------------       --------------
          Net loss                $   (9,354,664)      $   (1,799,827)      $  (11,154,491)
                                  ==============       ==============       ==============

          Net loss per share      $        (0.03)      $        (0.00)      $        (0.03)
                                  ==============       ==============       ==============

                                    AS REPORTED           PRO FORMA               AS
                                 DECEMBER 31, 1999        ADJUSTMENT           ADJUSTED
                                 -----------------     --------------       --------------
          Net loss                $   (6,174,262)      $      (31,344)      $   (6,205,606)
                                  ==============       ==============       ==============

          Net loss per share      $        (0.02)      $        (0.00)      $        (0.02)
                                  ==============       ==============       ==============

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

         1992 Cohen Shares"), 500,000 of which were issuable upon execution of the September 1992 Cohen Agreement and the remaining 500,000 shares of which were issuable upon Mr. Cohen completing 50 hours of consulting service to the Company. The Company issued the first 500,000 shares to Mr. Cohen in October 1992 and the remaining 500,000 shares to Mr. Cohen in February 1993. Further pursuant to the September 1992 Cohen Agreement, the Company granted to Mr. Cohen the option to acquire, at any time and from time to time through September 10, 1993 (which date has been extended through June 30, 2000), the option to acquire 3,000,000 shares of common stock of the Company at an exercise price of $.09 per share (which exercise price has been increased to $.16 per share) (the "September 1992 Cohen Options"). The fair value of these options was estimated to be $59,030 ($.0347 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; risk free interest rate of 6%. This amount has been charged to compensation expense at December 31, 1999 as it related to services previously provided. Effective July 1, 2000, these options were extended to December 31, 2000 at an exercise price of $.17 per share. As a result of the modification of the option terms, the fair value of these options was estimated to be $55,023 ($.2751 per option share) based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 50%; risk free interest rate of 6%. This amount has been charged to compensation expense related to modification of existing option terms during the year ended December 31, 2000. Effective December 31, 2000, these options were extended to December 31, 2001 at an exercise price of $.19 per share. As a result of the modification of the option terms, the fair value of these options was estimated to be $17,311 ($.1731 per option share) based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; risk free interest rate of 6%. This amount has been charged to compensation expense related to modification of existing option terms during the year ended December 31, 2000. As of December 31, 2000, 2,900,000 of the September 1992 Cohen Options have been exercised for cash consideration of $403,000.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 8.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         COHEN AGREEMENTS (Continued)

         In July 1994, in consideration for services related to the introduction, negotiation and execution of a distribution agreement, the Company issued: (i) to Mr. Cohen, an additional 2,500,000 shares (the "April 1994 Cohen Shares") and (ii) to each of Elliot Bauer and Lee Rizzuto, 625,000 shares (the "Bauer and Rizzuto Shares") as well as options to acquire an additional 5,000,000 shares each at $.10 per share exercisable through May 1, 1996 (the "Bauer and Rizzuto Options"). Through December 31, 1999, 2,855,000 shares were issued pursuant to the exercise of the Bauer and Rizzuto Options for an aggregate exercise price of $285,500. Mr. Rizzuto sold all of his shares and all shares underlying his options. Pursuant to several amendments, the remaining Bauer options were exercisable through June 30, 2000 at an option price of $.14. The fair value of these options was estimated to be $116,101 ($.0541 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; risk free interest rate of 6%. This amount has been charged to compensation expense at December 31, 1999 as it related to services previously provided. Effective July 1, 2000, these options were extended to December 31, 2000 at an exercise price of $.16 per share. As a result of the modification of the option terms, the fair value of these options was estimated to be $953,885 ($.2848 per option share) based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 50%; risk free interest rate of 6%. This amount has been charged to expense related to modification of existing option terms during the year ended December 31, 2000. Effective December 31, 2000, these options were extended to December 31, 2001 at an exercise price of $.18 per share. As a result of the modification of the option terms, the fair value of these options was estimated to be $600,419 ($.1793 per option share) based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; risk free interest rate of 6%. This amount has been charged to compensation expense related to modification of existing option terms during the year ended December 31, 2000. Through December 31, 2000, 6,650,500 shares were issued pursuant to the exercise of the Bauer and Rizzuto Options for an aggregate exercise price of $696,050. Mr. Rizzuto sold all of his shares and all shares underlying his options.

         GLOBOMAX AGREEMENT

         On January 18, 1999, the Company entered into a consulting agreement with Globomax LLC to provide services at hourly rates established by the contract to the Company's Investigational New Drug application submission and to perform all work that is necessary to obtain FDA approval. The contract was extended by mutual consent of both parties. The Company has incurred approximately $1,450,000 in services to GloboMax through December 31, 2000.

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

         In connection with this agreement, the Company issued warrants to purchase 1,750,000 shares at an exercise price of $0.21 per share and warrants to purchase 1,750,000 shares at an exercise price of $0.26 per share until February 28, 2005. The fair value of the warrants was estimated to be $200,249 ($.057 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 90%; a risk free interest rate of 6% and an expected holding period of eleven months (the term of the consulting agreement). This amount has been amortized to consulting expense during the year ended December 31, 2000.

         DISTRIBUTION AGREEMENTS

         The Company currently is a party to separate agreements with five different entities (the "Entities"), whereby the Company has granted exclusive rights to distribute Product R in the countries of China, Japan, Macao, Hong Kong, Taiwan, Mexico, Argentina, Bolivia, Paraguay, Uruguay, Brazil, Chile, Channel Islands, The Isle of Man, British West Indies, Jamaica, Haiti, Bermuda, Belize and Saudi Arabia. Pursuant to these agreements, distributors are obligated to cause Product R to be approved for commercial sale in such countries and, upon such approval, to purchase from the Company certain minimum quantities of Product R to maintain the exclusive distribution rights. Leonard Cohen, a former consultant to the Company, has informed the Company that he is an affiliate of two of these entities. To date, the Company has recorded revenue classified as other income for the sale of territorial rights under the distribution agreements. The Company has made no sales under the distribution agreements other than for testing purposes.

         CONSTRUCTION COMMITMENT

         In November 1999, the Company entered into an agreement with an unaffiliated third party to construct leasehold improvements at an approximate cost of $380,000 for research and development purposes at the Company's Yonkers, New York facilities, of which $300,000 has been incurred as of December 31, 2000. In October 2000, the Company entered into an another agreement with the unaffiliated third party to construct additional leasehold improvements at an approximate cost of $325,000 for research and development purposes at the Company's Yonkers, New York facilities, of which $114,000 has been incurred as of December 31, 2000.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 8.  COMMITMENTS AND CONTINGENCIES (Continued)

         LITIGATION

         In June 2000, the Company filed an action and complaint in the Supreme Court of New York, Westchester County, against Commonwealth Pharmaceuticals, Ltd., Immune Modulation Maximum Corp. ("IMMC") and Charles E. Miller (collectively, the "Defendants") alleging a breach by Commonwealth of an exclusive distribution agreement between the Company and Commonwealth, misappropriation of trade secrets and confidential information, conversion and conspiracy to convert the Company's property interests in Reticulose (Product R). The agreement, which the Company alleges in its complaint is currently in force and effect, provides that: (i) all laboratory or clinical studies initiated by Commonwealth for which Reticulose is provided for free must first be approved by the Company; (ii) the results of all studies, all research data and documentation and any research publications resulting from studies initiated by Commonwealth or any of its agents will belong to the Company and will be made use of at the Company's discretion; and
         (iii) such studies are only permitted as part of such agreement. In its complaint, the Company alleged that Defendant Miller filed and obtained a U.S. patent entitled "Composition Containing Peptides and Nucleic Acids and Methods of Making Same" based on a study conducted by a third party using Reticulose obtained free of charge from the Company, and that such patent was assigned to Defendant IMMC, a company controlled by Defendant Miller, in violation of the exclusive distribution agreement.

         In its complaint, the Company seeks relief in the form of (i) assignment of the patent to the Company; (ii) adjudgment that Defendants breached, misappropriated, converted and conspired to convert the Company's property rights; (iii) damages, profits realized and interest thereon; and (iv) attorneys' fees, costs and expenses. In response, on August 3, 2000, Defendants filed a Motion to Dismiss the Complaint alleging lack of personal jurisdiction or, in the alternative, that the agreement underlying the Company's claim is legally inoperative.

         In August 2000, the Defendants other than Miller, filed a suit against the Company in the United States District Court for the Eastern District of Michigan which alleges that IMMC, and not the Company, is the owner of the exclusive/broad rights in Reticulose, and seeks, among other things, (i) a declaratory judgment that Defendant IMMC is the exclusive owner of the broad/exclusive rights to Reticulose and the subject patent; (ii) an injunction against the Company from further attempts to use, market or assert any claims of ownership over any broad/exclusive rights in Reticulose, or the use, publication or disclosure of information regarding Reticulose; (iii) return of such information to the Defendants; (iv) that the Company assign any Reticulose-related trademarks to IMMC; and (v) that the Company pay Defendants damages, profits, costs and attorneys' fees. The Company was served with the Complaint on August 8, 2000.

         In January 2001, the Company and Commonwealth, et al., agreed to dismiss the case in New York without prejudice. All disputes between the parties are now handled by the District Court of Michigan. At this point, we have answered the complaint against us in the Federal Court and have entered a number of counterclaims which are in substance the same as our claims in the New York case.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 8.  COMMITMENTS AND CONTINGENCIES (Continued)

         LITIGATION (Continued)

         The Company believes that the allegations contained in the Defendant's complaint are without merit and the Company intends to vigorously defend itself against all allegations contained therein.

         GENERAL

         CAPITAL LEASES

         During 1998, the Company entered into a purchase lease agreement for equipment totaling $222,318. The lease calls for monthly payments of $4,529 for 60 months commencing on September 1998 and expiring on July 2003. During 1999, the Company entered into a purchase lease agreement for equipment totaling $38,645. The lease calls for monthly payments of $965 for 48 months commencing in August 1999 and expiring in July 2003. Additionally, during 2000, the Company entered into a purchase lease agreement for equipment totaling $13,197. The lease calls for monthly payments of $447 for 36 months commencing in January 2001 and expiring in December 2003.

         Future minimum capital lease payments and the net present value of the future minimum lease payments at December 31, 2000 are as follows:

          Year ending December 31:
          2001                                                    $ 71,292
          2002                                                      71,292
          2003                                                      43,822
                                                                  --------
          Total minimum lease payments                             186,406
          Less amount representing interest                         21,150
                                                                  --------
          Net present value of future minimum lease payments       165,256
          Less current maturities                                   58,689
                                                                  --------
                                                                  $106,567
                                                                  ========

         OPERATING LEASES

         Management executed a non-cancelable lease for new office space in Florida on January 1, 1996, expiring on December 31, 1999 at approximately $17,000 annually. The Company has three options to renew for an additional one year per option. Management has exercised its second option for the year 2001.

         On December 30, 1998, the Company executed an amendment to its existing lease dated April 1997 for the laboratory facilities in Yonkers, New York. The lease on the additional space is effective May 1, 1999. The new lease adds 10,550 square feet (for a total of 16,650 square feet) and extends its term until April 2005. Annual rent on the original lease is approximately $85,000. Rent for the additional facilities is approximately $175,000. Total rental commitment for the laboratory facilities will be $260,000 until May 1, 2002 at which time it will increase to approximately $290,000.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 8.  COMMITMENTS AND CONTINGENCIES (Continued)

         GENERAL (Continued)

         OPERATING LEASES (Continued)

         The Company leased an automobile in November 1999 for 36 months at $711 per month expiring in November 2002.

         Total lease expense for the years ended December 31, 2000, 1999 and 1998 amounted to $296,064, $191,974 and $121,477, respectively.

         Future minimum lease commitments as of December 31, 2000 are as follows:

          Year ending December 31:
          2001                           $  269,000
          2002                              288,000
          2003                              290,000
          2004                              290,000
          2005                              290,000
                                         ----------
          Total                          $1,427,000
                                         ==========

NOTE 9.  STOCKHOLDERS' EQUITY

         During 1999, the Company issued 7,049,128 shares of common stock for an aggregate consideration of $1,369,500. The amounts were comprised of the issuance of 6,769,128 shares of common stock for cash of $1,302,500 and issuance of 280,000 shares of common stock in exchange for consulting services for consideration of $67,000.

         During 2000, the Company issued 76,742,583 shares of common stock for an aggregate consideration of $16,564,500. The amounts were comprised of the issuance of 31,861,674 shares of common stock for cash of $9,806,000, issuance of 5,158,500 shares common stock pursuant to the exercise of options for $982,000, issuance of 1,186,593 shares of common stock pursuant to the exercise of warrants for $154,000, issuance of common stock upon conversion of debt of 38,435,816 shares for $5,576,000 and issuance of 100,000 shares of common stock in exchange for services for $46,500.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 10. INCOME TAXES (Continued)

         As of December 31, 2000 and 1999, the Company had net operating loss carryforwards for Federal income tax reporting purposes amounting to approximately $21,100,000 and $14,600,000, which expire in varying amounts to 2020.

         The Company presently has temporary differences between financial reporting and income tax reporting relating to interest expense on the beneficial conversion feature of the convertible debt, depreciation and patent costs.

         The components of the deferred tax asset as of December 31, 2000 and 1999 were as follows:

                                                              2000            1999
                                                           ----------      ----------
          Benefit of net operating loss carryforwards      $7,174,000      $4,850,000
          Less valuation allowance                          7,174,000       4,850,000
                                                           ----------      ----------
          Net deferred tax asset                           $       --      $       --
                                                           ==========      ==========


         As of December 31, 2000 and 1999, sufficient uncertainty exists regarding the realizability of these operating loss carryforwards and, accordingly, a 100% valuation allowance has been established regarding these deferred tax assets.