Form 10-Q
period 2001-03-31
ADVANCED VIRAL RESEARCH CORP
filed 2001-05-15
CIK 786623

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2001

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


    ------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the issuer's common stock, par value $.00001 per share as of May 11, 2001 was 380,377,118

                          ADVANCED VIRAL RESEARCH CORP.

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                 ----

PART I.   FINANCIAL INFORMATION (UNAUDITED).......................................................................1
   ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)....................................................................1
   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............33
   ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................48

PART II.  OTHER INFORMATION......................................................................................48
   ITEM 1.    LEGAL PROCEEDINGS..................................................................................48
   ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................................49
   ITEM 3.    DEFAULTS UPON SENIOR SECURITIES....................................................................49
   ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS..................................................49
   ITEM 5.    OTHER INFORMATION..................................................................................49
   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...................................................................49


PART I.   FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED)

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                         Condensed
                                                                                            from
                                                                                           Audited
                                                                                          Financial
                                                                                          Statements
                                                                      March 31,           December 31,
                                                                        2001                 2000
                                                                   -------------          ------------
                                                                   (Unaudited)
                                 ASSETS

Current Assets:
   Cash and cash equivalents                                       $   3,906,424          $  5,962,633
   Inventory                                                              19,729                19,729
   Other current assets                                                  116,441                34,804
                                                                   -------------          ------------
         Total current assets                                          4,042,594             6,017,166

Property and Equipment                                                 2,054,514             1,944,199

Other Assets                                                             861,921               847,349
                                                                   -------------          ------------
         Total assets                                              $   6,959,029          $  8,808,714
                                                                   =============          ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities                        $   1,171,807          $    902,961
   Current portion of capital lease obligation                            58,722                58,690
   Current portion of note payable                                        22,170                21,517
                                                                   -------------          ------------
         Total current liabilities                                     1,252,699               983,168
                                                                   -------------          ------------

Long-Term Liabilities:
   Capital lease obligation - non-current portion                         92,351               106,567
   Note payable - non-current portion                                     50,653                56,446
                                                                   -------------          ------------
        Total long-term liabilities                                      143,004               163,013
                                                                   -------------          ------------

Commitments and Contingencies                                                 --                    --

Stockholders' Equity:
   Common stock; 1,000,000,000 shares of $.00001 par value
      authorized, 380,377,118 and 380,214,618
      shares issued and outstanding                                        3,804                 3,802
   Additional paid-in capital                                         41,435,461            39,969,373
   Deficit accumulated during the development stage                  (31,821,649)          (29,079,902)
   Discount on warrants                                               (4,054,290)           (3,230,740)
                                                                   -------------          ------------
         Total stockholders' equity                                    5,563,326             7,662,533
                                                                   -------------          ------------
         Total liabilities and stockholders' equity                $   6,959,029          $  8,808,714
                                                                   =============          ============


           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                    Inception
                                                  Three Months Ended               (February 20,
                                                     March 31,                       1984) to
                                      ------------------------------------           March 31,
                                           2001                   2000                  2001
                                      -------------          -------------          ------------

Revenues                              $       2,365          $       3,028          $    216,656
                                      -------------          -------------          ------------

Costs and Expenses:
   Research and development               1,239,108                695,075             9,964,063
   General and administrative               883,830                755,423            12,651,680
   Compensation expense                     357,975                     --             2,470,046
   Depreciation                             125,274                 67,760             1,033,889
                                      -------------          -------------          ------------
                                          2,606,187              1,518,258            26,119,678
                                      -------------          -------------          ------------

Loss from Operations                     (2,603,822)            (1,515,230)          (25,903,022)
                                      -------------          -------------          ------------

Other Income (Expense):
   Interest income                           68,631                 24,963               832,749
   Other income                                  --                     --               120,093
   Interest expense                        (206,556)              (564,153)           (6,871,469)
                                      -------------          -------------          ------------
                                           (137,925)              (539,190)           (5,918,627)
                                      -------------          -------------          ------------

Net Loss                              $  (2,741,747)         $  (2,054,420)         $(31,821,649)
                                      =============          =============          ============

Net Loss Per Share of Common
   Stock - Basic and Diluted          $       (0.01)         $       (0.01)
                                      =============          ============

Weighted Average Number of
   Common Shares Outstanding            370,850,259            313,819,774
                                       =============          ============


           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2001


                                                                           Common Stock                                 Deficit
                                                                 -----------------------------------                  Accumulated
                                                                 Amount                                 Additional    during the
                                                                  Per                                    Paid-In      Development
                                                                 Share        Shares          Amount     Capital         Stage
                                                                 -----        ------          ------     -------         -----

Balance, inception (February 20, 1984) as previously reported                      --      $   1,000       $     --    $  (1,000)

Adjustment for pooling of interests                                                --         (1,000)         1,000           --
                                                                          -----------      ---------       --------    ---------

Balance, inception, as restated                                                    --             --          1,000       (1,000)

   Net loss, period ended December 31, 1984                                        --             --             --      (17,809)
                                                                          -----------      ---------       --------    ---------

Balance, December 31, 1984                                                         --             --          1,000      (18,809)

   Issuance of common stock for cash                              $.00    113,846,154          1,138            170           --
   Net loss, year ended December 31, 1985                                          --             --             --      (25,459)
                                                                          -----------      ---------       --------    ---------
Balance, December 31, 1985                                                113,846,154          1,138          1,170      (44,268)

   Issuance of common stock - public offering                      .01     40,000,000            400        399,600           --
   Issuance of underwriter's warrants                                              --             --            400           --
   Expenses of public offering                                                     --             --       (117,923)          --
   Issuance of common stock, exercise of "A" warrants              .03        819,860              9         24,587           --
   Net loss, year ended December 31, 1986                                          --             --             --     (159,674)
                                                                          -----------      ---------       --------    ---------
Balance, December 31, 1986                                                154,666,014          1,547        307,534     (203,942)
                                                                          -----------      ---------       --------    ---------



            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2001


                                                                  Common Stock                                       Deficit
                                                        -----------------------------------                        Accumulated
                                                        Amount                                 Additional          during the
                                                         Per                                    Paid-In            Development
                                                        Share        Shares          Amount     Capital               Stage
                                                        -----        ------          ------     -------               -----


Balance, December 31, 1986                                        154,666,014      $1,547      $   307,534       $  (203,942)

   Issuance of common stock, exercise of "A" warrants      $.03    38,622,618         386        1,158,321                --
   Expenses of stock issuance                                              --          --          (11,357)               --
   Acquisition of subsidiary for cash                                      --          --          (46,000)               --
   Cancellation of debt due to stockholders                                --          --           86,565                --
   Net loss, period ended December 31, 1987                                --          --               --          (258,663)
                                                                  -----------      ------      -----------       -----------

Balance, December 31, 1987                                        193,288,632       1,933        1,495,063          (462,605)

   Net loss, year ended December 31, 1988                                  --          --               --          (199,690)
                                                                  -----------      ------      -----------       -----------

Balance, December 31, 1988                                        193,288,632       1,933        1,495,063          (662,295)

   Net loss, year ended December 31, 1989                                  --          --               --          (270,753)
                                                                  -----------      ------      -----------       -----------

Balance, December 31, 1989                                        193,288,632       1,933        1,495,063          (933,048)

   Issuance of common stock, expiration of redemption      .05      6,729,850          67          336,475                --
      offer on "B" warrants
   Issuance of common stock, exercise of "B" warrants      .05        268,500           3           13,422                --
   Issuance of common stock, exercise of "C" warrants      .08         12,900          --            1,032                --
   Net loss, year ended December 31, 1990                                  --          --               --          (267,867)
                                                                  -----------      ------      -----------       -----------

Balance, December 31, 1990                                        200,299,882       2,003        1,845,992        (1,200,915)
                                                                  -----------      ------      -----------       -----------





            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2001



                                                                  Common Stock                                       Deficit
                                                        -----------------------------------                        Accumulated
                                                        Amount                                 Additional          during the
                                                         Per                                    Paid-In            Development
                                                        Share        Shares          Amount     Capital               Stage
                                                        -----        ------          ------     -------               -----

Balance, December 31, 1990                                           200,299,882    $2,003    $ 1,845,992     $(1,200,915)

   Issuance of common stock, exercise of "B" warrants     $ .05           11,400        --            420              --
   Issuance of common stock, exercise of "C" warrants       .08            2,500        --            200              --
   Issuance of common stock, exercise of
      underwriters warrants                                 .012       3,760,000        38         45,083              --
   Net loss, year ended December 31, 1991                                     --        --             --        (249,871)
                                                                     -----------    ------    -----------     -----------

Balance, December 31, 1991                                           204,073,782     2,041      1,891,695      (1,450,786)

   Issuance of common stock, for testing                    .0405     10,000,000       100        404,900              --
   Issuance of common stock, for consulting services        .055         500,000         5         27,495              --
   Issuance of common stock, exercise of "B" warrants       .05        7,458,989        75        372,875              --
   Issuance of common stock, exercise of "C" warrants       .08        5,244,220        52        419,487              --
   Expenses of stock issuance                                                                      (7,792)
   Net loss, year ended December 31, 1992                                     --        --             --        (839,981)
                                                                     -----------    ------    -----------     -----------

Balance, December 31, 1992                                           227,276,991     2,273      3,108,660      (2,290,767)

   Issuance of common stock, for consulting services        .055         500,000         5         27,495              --
   Issuance of common stock, for consulting services        .03        3,500,000        35        104,965              --
   Issuance of common stock, for testing                    .035       5,000,000        50        174,950              --
   Net loss, year ended December 31, 1993                                     --        --             --        (563,309)
                                                                     -----------    ------    -----------     -----------

Balance, December 31, 1993                                           236,276,991     2,363      3,416,070      (2,854,076)
                                                                     -----------    ------    -----------     -----------





            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2001


                                                            Common Stock                                    Deficit
                                                     ----------------------------                         Accumulated
                                                     Amount                          Additional  Sub-      during the     Deferred
                                                      Per                             Paid-In  scription   Development Compensation
                                                     Share      Shares     Amount     Capital  Receivable     Stage       Cost
                                                     -----      ------     ------     -------  ---------- ------------  ---------

Balance, December 31, 1993                                  236,276,991  $2,363    $3,416,070    $  --    $(2,854,076)    $  --

   Issuance of common stock, for consulting services $ .05    4,750,000      47       237,453       --             --        --
   Issuance of common stock, exercise of options       .08      400,000       4        31,996       --             --        --
   Issuance of common stock, exercise of options       .10      190,000       2        18,998       --             --        --
   Net loss, year ended December 31, 1994                            --      --            --       --       (440,837)       --
                                                            -----------  ------    ----------    -----    -----------     -----

Balance, December 31, 1994                                  241,616,991   2,416     3,704,517       --     (3,294,913)       --

   Issuance of common stock, exercise of options       .05    3,333,333      33       166,633       --             --        --
   Issuance of common stock, exercise of options       .08    2,092,850      21       167,407       --             --        --
   Issuance of common stock, exercise of options       .10    2,688,600      27       268,833       --             --        --
   Issuance of common stock, for consulting services   .11    1,150,000      12       126,488       --             --        --
   Issuance of common stock, for consulting services   .14      300,000       3        41,997       --             --        --
   Net loss, year ended December 31, 1995                            --      --            --       --       (401,884)       --
                                                            -----------  ------    ----------    -----    -----------     -----

Balance, December 31, 1995                                  251,181,774   2,512     4,475,875       --     (3,696,797)       --
                                                            -----------  ------    ----------    -----    -----------     -----




            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2001



                                                            Common Stock                                    Deficit
                                                     ----------------------------                         Accumulated
                                                     Amount                          Additional  Sub-      during the     Deferred
                                                      Per                             Paid-In  scription   Development Compensation
                                                     Share      Shares     Amount     Capital  Receivable     Stage       Cost
                                                     -----      ------     ------     -------  ---------- ------------  ---------

Balance, December 31, 1995                                 251,181,774   $2,512   $4,475,875   $     --    $(3,696,797) $      --

   Issuance of common stock, exercise of options   $ .05     3,333,334       33      166,634         --             --         --
   Issuance of common stock, exercise of options     .08     1,158,850       12       92,696         --             --         --
   Issuance of common stock, exercise of options     .10     7,163,600       72      716,288         --             --         --
   Issuance of common stock, exercise of options     .11       170,000        2       18,698         --             --         --
   Issuance of common stock, exercise of options     .12     1,300,000       13      155,987         --             --         --
   Issuance of common stock, exercise of options     .18     1,400,000       14      251,986         --             --         --
   Issuance of common stock, exercise of options     .19       500,000        5       94,995         --             --         --
   Issuance of common stock, exercise of options     .20       473,500        5       94,695         --             --         --
   Issuance of common stock, for services rendered   .50       350,000        3      174,997         --             --         --
   Options granted                                                  --       --      760,500         --             --   (473,159)
   Subscription receivable                                          --       --           --    (19,000)            --         --
   Net loss, year ended December 31, 1996                           --       --           --         --     (1,154,740)        --
                                                           -----------   ------   ----------   --------    -----------  ---------

Balance, December 31, 1996                                 267,031,058    2,671    7,003,351    (19,000)    (4,851,537)  (473,159)
                                                           -----------   ------   ----------   --------    -----------  ---------



            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2001




                                                            Common Stock                                    Deficit
                                                     ----------------------------                         Accumulated
                                                     Amount                          Additional  Sub-      during the     Deferred
                                                      Per                             Paid-In  scription   Development Compensation
                                                     Share      Shares     Amount     Capital  Receivable     Stage       Cost
                                                     -----      ------     ------     -------  ---------- ------------  ---------
Balance, December 31, 1996                                 267,031,058   $2,671   $ 7,003,351   $(19,000)  $(4,851,537)  $(473,159)

   Issuance of common stock, exercise of options       $.0   3,333,333       33       247,633         --            --          --
   Issuance of common stock, conversion of debt        .20   1,648,352       16       329,984         --            --          --
   Issuance of common stock, conversion of debt        .15     894,526        9       133,991         --            --          --
   Issuance of common stock, conversion of debt        .12   2,323,580       23       269,977         --            --          --
   Issuance of common stock, conversion of debt        .15   1,809,524       18       265,982         --            --          --
   Issuance of common stock, conversion of debt        .16     772,201        8       119,992         --            --          --
   Issuance of common stock, for services rendered     .41      50,000       --        20,500         --            --          --
   Issuance of common stock, for services rendered     .24     100,000        1        23,999         --            --          --
   Beneficial conversion feature, February debenture                --       --       413,793         --            --          --
   Beneficial conversion feature, October debenture                 --       --     1,350,000         --            --          --
   Warrant costs, February debenture                                --       --        37,242         --            --          --
   Warrant costs, October debenture                                 --       --       291,555         --            --          --
   Amortization of deferred compensation cost                       --       --            --         --            --     399,322
   Imputed interest on convertible debenture                        --       --         4,768         --            --          --
   Net loss, year ended December 31, 1997                           --       --            --         --    (4,141,729)         --
                                                           -----------   ------   -----------   --------   -----------   ---------

Balance, December 31, 1997                                 277,962,574    2,779    10,512,767    (19,000)   (8,993,266)    (73,837)
                                                           -----------   ------   -----------   --------   -----------   ---------




            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2001




                                                            Common Stock                                    Deficit
                                                     ----------------------------                         Accumulated
                                                     Amount                          Additional  Sub-      during the     Deferred
                                                      Per                             Paid-In  scription   Development Compensation
                                                     Share      Shares     Amount     Capital  Receivable     Stage       Cost
                                                     -----      ------     ------     -------  ---------- ------------  ---------
Balance, December 31, 1997                                   277,962,574 $ 2,779  $ 10,512,767  $ (19,000)  $(8,993,266) $ (73,837)

   Issuance of common stock, exercise of options     $ .12       295,000       3        35,397         --            --         --
   Issuance of common stock, exercise of options       .14       500,000       5        69,995         --            --         --
   Issuance of common stock, exercise of options       .16       450,000       5        71,995         --            --         --
   Issuance of common stock, exercise of options       .20        10,000      --         2,000         --            --         --
   Issuance of common stock, exercise of options       .26       300,000       3        77,997         --            --         --
   Issuance of common stock, conversion of debt        .13     1,017,011      10       132,990         --            --         --
   Issuance of common stock, conversion of debt        .14     2,512,887      25       341,225         --            --         --
   Issuance of common stock, conversion of debt        .15     5,114,218      51       749,949         --            --         --
   Issuance of common stock, conversion of debt        .18     1,491,485      15       274,985         --            --         --
   Issuance of common stock, conversion of debt        .19     3,299,979      33       619,967         --            --         --
   Issuance of common stock, conversion of debt        .22     1,498,884      15       335,735         --            --         --
   Issuance of common stock, conversion of debt        .23     1,870,869      19       424,981         --            --         --
   Issuance of common stock, for services rendered     .21       100,000       1        20,999         --            --         --
   Beneficial conversion feature, November debenture                                   625,000
   Warrant costs, November debenture                                                    48,094
   Amortization of deferred compensation cost                         --      --            --         --            --     59,068
   Write off of subscription receivable                               --      --       (19,000)    19,000            --         --
   Net loss, year ended December 31, 1998                             --      --            --         --    (4,557,710)        --
                                                            ------------  ------   -----------     ------   ------------   --------
Balance, December 31, 1998                                  296,422,907   2,964    14,325,076          --   (13,550,976)   (14,769)
                                                            ------------  ------   -----------     ------   ------------   --------





            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2001



                                                          Common Stock                                     Deficit
                                                    -------------------------                            Accumulated
                                                    Amount                       Additional     Sub-      during the     Deferred
                                                     Per                          Paid-In     scription   Development Compensation
                                                    Share     Shares   Amount     Capital     Receivable     Stage       Cost
                                                    -----     ------   ------     -------     ---------- ------------  ---------
Balance, December 31, 1998                                 296,422,907 $2,964   $14,325,076  $(13,550,976)   $(14,769)   $      --

   Issuance of common stock, securities
      purchase agreement                             $.16    4,917,276     49       802,451            --          --           --
   Issuance of common stock, securities
      purchase agreement                              .27    1,851,852     18       499,982            --          --           --
   Issuance of common stock, for services rendered    .22      100,000      1        21,999            --          --           --
   Issuance of common stock, for services rendered    .25      180,000      2        44,998            --          --           --
   Beneficial conversion feature, August debenture                  --     --       687,500            --          --           --
   Beneficial conversion feature, December debenture                --     --       357,143            --          --           --
   Warrant costs, securities purchase agreement                     --     --       494,138            --          --     (494,138)
   Warrant costs, securities purchase agreement                     --     --        37,025            --          --      (37,025)
   Warrant costs, August debenture                                  --     --        52,592            --          --           --
   Warrant costs, December debenture                                --     --         4,285            --          --           --
   Amortization of warrant costs, securities
      purchase agreement                                            --     --            --            --          --      102,674
   Amortization of deferred compensation cost                       --     --            --            --      14,769           --
   Compensation expense related to
      modification of existing options                              --     --       210,144            --          --           --
   Net loss, year ended December 31, 1999                           --     --            --    (6,174,262)         --           --
                                                           ----------- ------   -----------  ------------    --------    ---------

Balance, December 31, 1999                                 303,472,035  3,034    17,537,333   (19,725,238)         --     (428,489)
                                                           ----------- ------   -----------  ------------    --------    ---------




            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2001


                                                          Common Stock                                     Deficit
                                                    -------------------------                            Accumulated
                                                    Amount                       Additional     Sub-      during the     Deferred
                                                     Per                          Paid-In     scription   Development Compensation
                                                    Share     Shares   Amount     Capital     Receivable     Stage       Cost
                                                    -----     ------   ------     -------     ---------- ------------  ---------

Balance, December 31, 1999                                303,472,035  $ 3,034     $ 17,53$   (19,725,238)  $  --   $  (428,489)

Issuance of common stock, exercise of options     0.1400      600,000        6        83,994           --      --            --
Issuance of common stock, exercise of options     0.1500    1,600,000       16       239,984           --      --            --
Issuance of common stock, exercise of options     0.1600      650,000        7       103,994           --      --            --
Issuance of common stock, exercise of options     0.1700      100,000        1        16,999           --      --            --
Issuance of common stock, exercise of options     0.2100      792,500        8       166,417           --      --            --
Issuance of common stock, exercise of options     0.2500    1,000,000       10       246,090           --      --            --
Issuance of common stock, exercise of options     0.2700      281,000        3        75,867           --      --            --
Issuance of common stock, exercise of options     0.3600      135,000        1        48,599           --      --            --
Issuance of common stock, exercise of warrants    0.2040      220,589        2        44,998           --      --            --
Issuance of common stock, exercise of warrants    0.2448      220,589        2        53,998           --      --            --
Issuance of common stock, exercise of warrants    0.2750       90,909        1        24,999           --      --            --
Issuance of common stock, exercise of warrants    0.3300       90,909        1        29,999           --      --            --
Issuance of common stock, conversion of debt      0.1400   35,072,571      351     4,907,146           --      --            --
Issuance of common stock, conversion of debt      0.1900    1,431,785       14       275,535           --      --            --
Issuance of common stock, conversion of debt      0.2000    1,887,500       19       377,481           --      --            --
Issuance of common stock, conversion of debt      0.3600       43,960       --        15,667           --      --            --
Issuance of common stock, cashless
     exercise of warrants                                     563,597        6       326,153           --      --            --
Issuance of common stock, services rendered       0.4650      100,000        1        46,499           --      --            --
Private placement of common stock                 0.2200   13,636,357      136     2,999,864           --      --            --
Private placement of common stock                 0.3024    4,960,317       50     1,499,950           --      --            --
Private placement of common stock                 0.4000   13,265,000      133     5,305,867           --      --            --
Cashless exercise of warrants                                      --       --      (326,159)          --      --            --
Beneficial conversion feature, January Debenture                   --       --       386,909           --      --            --
Warrant costs, consulting agreement                                --       --       200,249           --      --            --
Warrant costs, January Debenture                                   --       --        13,600           --      --            --
Warrant costs, private placement                                   --       --     3,346,414           --      --    (3,346,414)
Recovery of subscription receivable
     previously written off                                        --       --        19,000           --      --            --
Amortization of warrant costs,
     securities purchase agreements                                --       --            --           --      --       544,163
Compensation expense related to
     modification of existing options                              --       --     1,901,927           --      --            --
Net loss                                                           --       --            --   (9,354,664)     --            --
                                                          -----------  -------  ------------  -----------   -----   -----------

Balance, December 31, 2000                                380,214,618    3,802    39,969,373  (29,079,902)     --    (3,230,740)
                                                          -----------  -------  ------------  -----------   -----   -----------

            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2001


                                                      Common Stock                                     Deficit
                                                -------------------------                            Accumulated
                                                Amount                       Additional     Sub-      during the     Deferred
                                                 Per                          Paid-In     scription   Development Compensation
                                                Share     Shares   Amount     Capital     Receivable     Stage       Cost
                                                -----     ------   ------     -------     ---------- ------------  ---------
Balance, December 31, 2000                           380,214,618    $3,802    $39,969,373    $(29,079,902)    $--    $(3,230,740)

Private placement shares issued              0.4000      162,500         2         64,998              --      --             --
Warrant costs, private placement                              --        --         23,962              --      --        (23,962)
Warrant costs, private equity line of credit                  --        --      1,019,153              --      --     (1,019,153)
Amortization of warrants costs,
     securities purchase agreements                           --        --             --              --      --        219,565
Compensation expense related to
     modification of existing options                         --        --        357,975              --      --             --
Net loss, three months ended March 31, 2001                   --        --             --      (2,741,747)     --             --
                                                     -----------    ------    -----------    ------------     ---    -----------

Balance, March 31, 2001 (Unaudited)                  380,377,118    $3,804    $41,435,461    $(31,821,649)    $--    $(4,054,290)
                                                     ===========    ======    ===========    ============     ===    ===========




            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                        Inception
                                                                           Three Months Ended         (February 20,
                                                                                March 31,                1984) to
                                                                       ---------------------------       March 31,
                                                                           2001           2000             2001
                                                                       -----------     -----------     ------------
Cash Flows from Operating Activities:
   Net loss                                                            $(2,741,747)    $(2,054,420)    $(31,821,649)
                                                                       -----------     -----------     ------------
   Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation                                                      125,274          67,760        1,033,799
         Amortization of debt issue costs                                    2,788         106,030          782,003
         Amortization of deferred interest cost on beneficial
            conversion feature of convertible debenture                         --         386,909        3,820,270
         Amortization of discount on warrants                              219,565         119,908        1,269,258
         Amortization of discount on warrants - consulting services             --         111,545          230,249
         Amortization of deferred compensation cost                             --              --          760,500
         Issuance of common stock for debenture interest                        --              --           76,212
         Issuance of common stock for services                                  --              --        1,551,000
         Expenses related to modification of existing options              357,975              --        2,470,046
         Other                                                                  --              --           (1,607)
         Changes in operating assets and liabilities:
            Increase in inventory                                               --              --          (19,729)
            Increase in other current assets                               (81,637)        (18,953)        (146,435)
            Increase in other assets                                       (17,361)         (4,967)      (1,512,356)
            Increase in accounts payable and accrued liabilities           268,846         117,803        1,178,007
                                                                       -----------     -----------     ------------
                  Total adjustments                                        875,450         886,035       11,491,217
                                                                       -----------     -----------     ------------
                  Net cash used by operating activities                 (1,866,297)     (1,168,385)     (20,330,432)
                                                                       -----------     -----------     ------------

Cash Flows from Investing Activities:
   Purchase of investments                                                      --              --       (6,292,979)
   Proceeds from sale of investments                                            --              --        6,292,979
   Expenditures for property and equipment                                (235,588)       (365,195)      (2,703,809)
   Proceeds from sale of property and equipment                                 --              --            1,200
                                                                       -----------     -----------     ------------
                  Net cash used by investing activities                   (235,588)       (365,195)      (2,702,609)
                                                                       -----------     -----------     ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of convertible debt                                   --       1,000,000        9,500,000
   Proceeds from sale of securities, net of issuance costs                  65,000       3,787,100       17,582,058
   Payments under capital lease                                            (14,184)        (12,173)        (123,096)
   Payments on note payable                                                 (5,140)         (3,026)         (38,497)
   Recovery of subscription receivable written off                              --          19,000           19,000
                                                                       -----------     -----------     ------------
                  Net cash provided by financing activities                 45,676       4,790,901       26,939,465
                                                                       -----------     -----------     ------------

Net Increase (Decrease) in Cash and Cash Equivalents                    (2,056,209)      3,257,321        3,906,424

Cash and Cash Equivalents, Beginning                                     5,962,633         836,876               --
                                                                       -----------     -----------     ------------

Cash and Cash Equivalents, Ending                                      $ 3,906,424     $ 4,094,197     $  3,906,424
                                                                       ===========     ===========     ============


            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

             The accompanying unaudited consolidated condensed financial statements at March 31, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2001 and results of operations and cash flows for the three months ended March 31, 2001 and 2000. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain amounts in the 2000 financial statements have been reclassified to conform to 2001 presentation. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2.  COMMITMENTS AND CONTINGENCIES

         Liquidity

             The Company has suffered accumulated net losses of approximately $31,800,000 during its history. The Company is dependent upon registration of Product R for sale before it can begin commercial operations. As used in this report, the term Product R refers to the current formulation as well as the former formulation which is known by the trade name Reticulose(R). The Company's cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials required by the FDA. Unless and until Product R is approved for sale in the United States or another industrially developed country, the Company will be dependent upon the continued sale of its securities, debt or equity financing for funds to meet its cash requirements.

             During November and December 2000, the Company completed several private placements of its securities under securities purchase agreements in which it has received cash proceeds of $6,871,000. In February 2001, the Company entered into a private equity line of credit agreement to sell up to $50,000,000 of common stock, which it anticipates realizing during 2001 (see Note 3 - Private Equity Line of Credit).

             Management believes that cash flows from sales of securities and from current financing arrangements will be sufficient to fund operations for the next year. Management intends to continue to sell the Company's securities in an attempt to meet its cash flow requirements; however, no assurance can be given that equity or debt financing, if and when required, will be available.

         Potential Claim for Royalties

             The Company may be subject to claims from certain third parties for royalties due on sale of the Company's product. The Company has not as yet received any notice of claim from such parties.

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

             Pursuant to the Plata Agreement, the Company authorized the issuance to Plata of 5,000,000 shares of common stock and options to purchase an additional 5,000,000 shares at $0.08 per share through July 9, 1994 (the "Plata Options") and 5,000,000 shares at $0.10 per share through July 9, 1994 (the "Additional Plata Options"). Pursuant to several amendments, the Plata Options and the Additional Plata Options were exercisable through June 30, 2000 at an exercise price of $0.15 and $0.17, respectively. The fair value of these options was estimated to be $32,925 ($0.0348 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; risk free interest rate of 6%. This amount was charged to compensation expense at December 31, 1999 as it related to services previously provided. Through March 31, 2001, the Company has received approximately $1,422,000 pursuant to the issuance of approximately 9.8 million shares in connection with the exercise of the Plata Options and the Additional Plata Options.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         TESTING AGREEMENTS (Continued)

         Argentine Agreements

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

             Pursuant to the Argentine Agreement, the Company delivered $34,000 to DCT to cover out-of-pocket expenses associated with the Clinical Trials. The Argentine Agreement further provides that at the conclusion of the Clinical Trials, DCT shall cause Dr. Flichman to prepare and deliver a written report to the Company regarding the methodology and results of the Clinical Trials (the "Written Report"). In September 1996, Dr. Flichman delivered the Written Report to the Company. Upon delivery of the Written Report to the Company, the Company delivered to the principals of DCT options to acquire 2,000,000 shares of the Company's common stock for a period of one year from the date of the delivery of the Written Report, at a purchase price of $0.20 per share. Pursuant to several amendments, the DCT options were exercisable through June 30, 2000 at an exercise price of $0.21 per share. The fair value of these options was estimated to be $1,788 ($0.0012 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; risk free interest rate of 6%. This amount was charged to compensation expense at December 31, 1999 as it related to services previously provided. Effective July 1, 2000, these options were extended to December 31, 2000 at an exercise price of $0.22 per share. As a result of the modification of the option terms, the fair value of these options was estimated to be $166,860 ($0.2273 per option share) based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 50%; risk free interest rate of 6%. This amount was charged to expense related to modification of existing option terms during the year ended December 31, 2000. Effective December 31, 2000, these options were extended to December 31, 2001 at an exercise price of $0.24 per share. As a result of the modification of the option terms, the fair value of these options was estimated to be $108,429 ($0.1457 per option share) based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; risk free interest rate of 6%. This amount was charged to expense related to modification of existing option terms during the year ended December 31, 2000. As of March 31, 2001, 1,256,000 shares of common stock were issued pursuant to the exercise of these options for an aggregate exercise price of approximately $261,500.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         TESTING AGREEMENTS (Continued)

         Argentine Agreements (Continued)

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

             In February 1998, the Company entered into an agreement with DCT (the "Concurrent Agreement") whereby the Company agreed to provide DCT or its assignees, up to $413,000 to cover the costs of a study in 65 patients to compare the results of treatment of patients with AIDS taking a three drug cocktail and Product R with those taking a three drug cocktail and a placebo. As of March 31, 2001, the Company advanced approximately $50,000 for such study, which has been accounted for as research and development expense.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         TESTING AGREEMENTS (Continued)

         Argentine Agreements (Continued)

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

             In July 1998, the Company authorized expenditures of up to $90,000 to study the effects of Product R in inhibiting the mutation of the AIDS virus. As of March 31, 2001, the Company advanced approximately $70,000 for such study, which has been accounted for as research and development expense.

             As of March 31, 2001, the Company advanced approximately $442,000 for expenses in connection with the drug approval process in Argentina.

         Barbados Study

             A double blind study assessing the efficacy of the Company's drug Product R in 43 human patients diagnosed with HIV (AIDS) has been conducted at the Queen Elizabeth Hospital, Bridgetown, Barbados (the "Barbados Study"). As of March 31, 2001, the Company expended approximately $390,000 to cover the costs of the Barbados Study.

             In July 1998, the Company authorized expenditures of up to $45,000 to study the effects of Product R in inhibiting the mutation of the AIDS virus. As of March 31, 2001, the Company advanced approximately $20,000 for such study, which has been accounted for as research and development expense.

         Israel Studies

             In January 2001, the Company entered into a 12 month agreement with the Weizmann Institute of Science, and Yeda, its developmental arm in Israel, to conduct research on the effects of Product R on the immune system, especially on T lymphocytes. In addition, scientists will explore the effects of Product R on adjuvant arthritis. The total cost to the Company of this research is expected to be approximately $120,000. As of March 31, 2001, the Company advanced $30,000 for such research, which has been accounted for as research and development expense.

             In April 2001, the Company formalized a 12 month agreement with Selikoff Center in Israel to develop clinical trials in Israel using Product R. It is anticipated that these trials will support future FDA application. The Center will begin with clinical trials using Product R to mitigate the toxic effect of chemotherapy in patients with advanced stage cancer and develop

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         TESTING AGREEMENTS (Continued)

         Israel Studies (Continued)

             further clinical trials using Product R to treat other diseases as well. The cost of the first phase of this research is expected to be approximately $250,000. As of March 31, 2001, the Company advanced $25,000 for such research, which has been accounted for as research and development expense.

         CONSULTING AND EMPLOYMENT AGREEMENTS

         Hirschman Agreement

             In May 1995, the Company entered into a consulting agreement with Shalom Hirschman, M.D., Professor of Medicine of Mt. Sinai School of Medicine, New York, New York and Director of Mt. Sinai's Division of Infectious Diseases, whereby Dr. Hirschman was to provide consulting services to the Company through May 1997. The consulting services included the development and location of pharmacological and biotechnology companies and assisting the Company in seeking joint ventures with and financing of companies in such industries. In connection with the consulting agreement, the Company issued to Dr. Hirschman 1,000,000 shares of the Company's common stock and the option to acquire 5,000,000 shares of the Company's common stock for a period of three years as per the vesting schedule as referred to in the agreement, at a purchase price of $0.18 per share. As of March 31, 2001, 900,000 shares have been issued upon exercise of these options for cash consideration of $162,000 under this Agreement.

             In March 1996, the Company entered into an addendum to the consulting agreement with Dr. Hirschman whereby Dr. Hirschman agreed to provide consulting services to the Company through May 2000 (the "Addendum"). Pursuant to the Addendum, the Company granted to Dr. Hirschman and his designees options to purchase an aggregate of 15,000,000 shares of the Company's common stock for a three year period pursuant to the following schedule: (i) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1996 and ending February 17, 2008 at an exercise price of $0.19 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; (ii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1997 and ending February 17, 2008 at an exercise price of $0.27 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; and (iii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1998 and ending February 17, 2008 at an exercise price of $0.36 per share, of which options to acquire 500,000 shares were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman. In addition, the Company has agreed to cause the shares underlying these options to be registered so long as there is no cost to the Company.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         Hirschman Agreement (Continued)

             As of March 31, 2001, 916,000 shares of common stock were issued pursuant to the exercise of stock options by Richard Rubin. Mr. Rubin has, from time to time in the past, advised the Company on matters unrelated to his consultation with Dr. Hirschman.

             In March 2000, Mr. Rubin transferred 75,000 of his $0.27 options and 75,000 of his $0.36 options to Elliot Bauer, an individual who also received and exercised shares and options as a result of the "Cohen Agreements".

             In November 1997, Dr. Hirschman assigned to Henry Kamioner, a consultant to Dr. Hirschman, options to acquire 1,500,000 shares (500,000 at $0.19, 500,000 at $0.27, and 500,000 at $0.36).

             Effective March 23, 2001, the remaining unexercised $0.19, $0.27 and $0.36 options referred to above which were exercisable until March 23, 2001, were extended to December 31, 2001 at their same exercise prices. As a result of the modification of the option terms, the fair value of the options was estimated to be $357,975 based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; risk free interest rate of 6%. This amount has been charged to compensation expense related to modification of existing option terms during the three months ended March 31, 2001.

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

             The fair value of these options was estimated to be $5,328,441 ($0.2317 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; a risk free interest rate of 6% and an expected life of 32 months. The Company is recognizing the $5,328,441 fair value of the options as compensation expense on a pro-forma basis over the 32 month service period (the term of the employment agreement).

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         Gallantar Agreement

             On October 1, 1999, the Company entered into an employment agreement with Alan Gallantar whereby Mr. Gallantar has agreed to serve as the Chief Financial Officer of the Company for a period of three years, subject to earlier termination by either party, either for cause as defined in and in accordance with the provisions of the agreement, without cause or upon the occurrence of certain events. Such agreement provides for Mr. Gallantar to receive a base salary of $175,000, $200,000 and $225,000 annually for each of the three years of the term of the agreement as well as various performance based bonuses ranging from 10% to 50% of the base salary and various other benefits. Additionally, in connection with such agreement, the Company granted Mr. Gallantar options to purchase an aggregate of 4,547,880 shares of the Company's common stock. Such options have a term of ten years and have an exercise price of $0.24255 per share. 1,515,960 options vest on each of the first, second and third anniversary dates of this employment agreement. The fair value of these options was estimated to be $376,126 ($0.0827 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 6% and an expected life of ten years. The Company is recognizing the $376,126 fair value of the options as compensation expense on a pro-forma basis over the three year service period (the term of the employment agreement). A performance bonus for Mr. Gallantar's first year in the amount of $25,000 was charged to expense for the year ended December 31, 2000.

         Other Employees

             On January 3 and December 29, 2000, the Company issued to certain other employees stock options to acquire an aggregate of 430,000 and 716,000 shares of common stock at an exercise price of $0.21 and $0.33 per share, respectively. These options expire on January 2, 2010 and December 29, 2010, respectively, and vest in 20% increments at the end of each year for five years.

             The fair value of the these options was estimated to be $42,342 ($0.1721 per option share) and $117,893 ($0.2788 per option share), respectively, based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; a risk free interest rate of 6%; an expected life of ten years; and a termination rate of 10%. The Company will recognize the fair value of the options as compensation expense on a pro-forma basis over a one year service period (the term of the employment agreements).

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         Other Employees (Continued)

             Accordingly, the following pro forma financial information is presented to reflect amortization of the fair value of the options.

                                                                As Reported          Pro forma            As
                                                              March 31, 2001         Adjustment        Adjusted
                                                              --------------         ----------        --------
              Net loss                                         $(2,741,747)          $(604,246)      $(3,345,993)

              Net loss per share                                  $(0.01)             $(0.00)           $(0.01)

                                                                As Reported          Pro forma            As
                                                              March 31, 2000         Adjustment        Adjusted
                                                              --------------         ----------        --------

              Net loss                                         $(2,054,420)          $(31,344)       $(2,085,764)

              Net loss per share                                  $(0.01)             $(0.00)           $(0.01)

             There were no other options outstanding that would require pro forma presentation.

         Cohen Agreements

             In September 1992, the Company entered into a one year consulting agreement with Leonard Cohen (the "September 1992 Cohen Agreement"). The September 1992 Cohen Agreement required that Mr. Cohen provide certain consulting services to the Company in exchange for the Company's issuing to Mr. Cohen 1,000,000 shares of common stock (the "September 1992 Cohen Shares"), 500,000 of which were issuable upon execution of the September 1992 Cohen Agreement and the remaining 500,000 shares of which were issuable upon Mr. Cohen completing 50 hours of consulting service to the Company. The Company issued the first 500,000 shares to Mr. Cohen in October 1992 and the remaining 500,000 shares to Mr. Cohen in February 1993. Further pursuant to the September 1992 Cohen Agreement, the Company granted to Mr. Cohen the option to acquire, at any time and from time to time through September 10, 1993 (which date has been extended through June 30, 2000), the option to acquire 3,000,000 shares of common stock of the Company at an exercise price of $0.09 per share (which exercise price has been increased to $0.16 per share) (the "September 1992 Cohen Options"). The fair value of these options was estimated to be $59,030 ($0.0347 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; risk free interest rate of 6%. This amount was charged to compensation expense at December 31, 1999 as it related to services previously provided. Effective July 1, 2000, these options were extended to December 31, 2000 at an exercise price of $0.17 per share. As a result of the

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         Cohen Agreements (Continued)

             modification of the option terms, the fair value of these options was estimated to be $55,023 ($0.2751 per option share) based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 50%; risk free interest rate of 6%. This amount has been charged to compensation expense related to modification of existing option terms during the year ended December 31, 2000. Effective December 31, 2000, these options were extended to December 31, 2001 at an exercise price of $0.19 per share. As a result of the modification of the option terms, the fair value of these options was estimated to be $17,311 ($0.1731 per option share) based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; risk free interest rate of 6%. This amount has been charged to compensation expense related to modification of existing option terms during the year ended December 31, 2000. As of March 31, 2001, 2,900,000 of the September 1992 Cohen Options have been exercised for cash consideration of $403,000.

             In February 1993, the Company entered into a second consulting agreement with Mr. Cohen (the "February 1993 Cohen Agreement") for a three year term commencing on March 1, 1993. The February 1993 Cohen Agreement provides that Mr. Cohen provide business consulting services concerning the operations of the Company and possible strategic transactions in exchange for the Company issuing to Mr. Cohen 3,500,000 shares of common stock (the "February 1993 Cohen Shares"), 1,500,000 shares of which Mr. Cohen informed the Company that he assigned to certain other persons not affiliated with the Company or any of its officers or directors.

             In July 1994, in consideration for services related to the introduction, negotiation and execution of a distribution agreement, the Company issued: (i) to Mr. Cohen, an additional 2,500,000 shares (the "April 1994 Cohen Shares") and (ii) to each of Elliot Bauer and Lee Rizzuto, 625,000 shares (the "Bauer and Rizzuto Shares") as well as options to acquire an additional 5,000,000 shares each at $0.10 per share exercisable through May 1, 1996 (the "Bauer and Rizzuto Options"). Through March 31, 2001, 2,855,000 shares were issued pursuant to the exercise of the Bauer and Rizzuto Options for an aggregate exercise price of $285,500. Mr. Rizzuto sold all of his shares and all shares underlying his options. Pursuant to several amendments, the remaining Bauer options were exercisable through June 30, 2000 at an option price of $0.14. The fair value of these options was estimated to be $116,101 ($0.0541 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; risk free interest rate of 6%. This amount was charged to compensation expense at December 31, 1999 as it related to services previously provided. Effective July 1, 2000, these options were extended to December 31, 2000 at an exercise price of $0.16 per share. As a result of the modification of the option terms, the fair value of these options was estimated to be $953,885 ($0.2848 per option share) based on a financial analysis of the terms of the options using the

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         Cohen Agreements (Continued)

             Black-Scholes Pricing Model with the following assumptions: expected volatility of 50%; risk free interest rate of 6%. This amount was charged to expense related to modification of existing option terms during the year ended December 31, 2000. Effective December 31, 2000, these options were extended to December 31, 2001 at an exercise price of $0.18 per share. As a result of the modification of the option terms, the fair value of these options was estimated to be $600,419 ($0.1793 per option share) based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; risk free interest rate of 6%. This amount has been charged to compensation expense related to modification of existing option terms during the year ended December 31, 2000. Through March 31, 2001, 6,650,500 shares were issued pursuant to the exercise of the Bauer and Rizzuto Options for an aggregate exercise price of $696,050. Mr. Rizzuto sold all of his shares and all shares underlying his options.

         GloboMax Agreement

             On January 18, 1999, the Company entered into a consulting agreement with GloboMax LLC to provide services at hourly rates established by the contract to the Company's Investigational New Drug application submission and to perform all work that is necessary to obtain FDA approval. The contract was extended by mutual consent of both parties. The Company has paid approximately $2,175,000 for services rendered by GloboMax through March 31, 2001.

         Harbor View Agreement

             On February 7, 2000, the Company entered into a consulting agreement with Harbor View Group, Inc. for past and future consulting services related to corporate structure, financial transactions, public relations and other matters through December 31, 2000.

             In connection with this agreement, the Company issued warrants to purchase 1,750,000 shares at an exercise price of $0.21 per share and warrants to purchase 1,750,000 shares at an exercise price of $0.26 per share until February 28, 2005. The fair value of the warrants was estimated to be $200,249 ($0.057 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 90%; a risk free interest rate of 6% and an expected holding period of eleven months (the term of the consulting agreement). This amount has been amortized to consulting expense during the year ended December 31, 2000.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         DISTRIBUTION AGREEMENTS

         The Company currently is a party to separate agreements with four different entities whereby the Company has granted exclusive rights to distribute Product R in the countries of Canada, China, Japan, Macao, Hong Kong, Taiwan, Mexico, Argentina, Bolivia, Paraguay, Uruguay, Brazil and Chile. Pursuant to these agreements, distributors are obligated to cause Product R to be approved for commercial sale in such countries and, upon such approval, to purchase from the Company certain minimum quantities of Product R to maintain the exclusive distribution rights. Leonard Cohen, a former consultant to the Company, has informed the Company that he is an affiliate of two of these entities. To date, the Company has recorded revenue classified as other income for the sale of territorial rights under the distribution agreements. The Company has made no sales under the distribution agreements other than for testing purposes.

         CONSTRUCTION COMMITMENT

         In November 1999, the Company entered into an agreement with an unaffiliated third party to construct leasehold improvements at an approximate cost of $380,000 for research and development purposes at the Company's Yonkers, New York facilities, of which $300,000 has been incurred as of March 31, 2001. In October 2000, the Company entered into another agreement with the unaffiliated third party to construct additional leasehold improvements at an approximate cost of $325,000 for research and development purposes at the Company's Yonkers, New York facilities, of which $217,000 has been incurred as of March 31, 2001.

         LITIGATION

         In June 2000, the Company filed an action and complaint in the Supreme Court of New York, Westchester County, against Commonwealth Pharmaceuticals, Ltd., Immune Modulation Maximum Corp. ("IMMC") and Charles E. Miller (collectively, the "Defendants") alleging a breach by Commonwealth of an exclusive distribution agreement between the Company and Commonwealth, misappropriation of trade secrets and confidential information, conversion and conspiracy to convert the Company's property interests in Reticulose (Product R). The agreement provides that: (i) all laboratory or clinical studies initiated by Commonwealth for which Reticulose is provided for free must first be approved by the Company; (ii) the results of all studies, all research data and documentation and any research publications resulting from studies initiated by Commonwealth or any of its agents will belong to the Company and will be made use of at the Company's discretion; and (iii) such studies are only permitted as part of such agreement. In its complaint, the Company alleged that Defendant Miller filed and obtained a U.S. patent entitled "Composition Containing Peptides and Nucleic Acids and Methods of Making Same" based on a study conducted by a third party using Reticulose obtained from the Company, and that such patent was assigned to Defendant IMMC, a company controlled by Defendant Miller, in violation of the exclusive distribution agreement.

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

         In August 2000, Commonwealth and IMMC filed a suit against the Company in the United States District Court for the Eastern District of Michigan which alleges that IMMC, and not the Company, is the owner of the exclusive/broad rights in Reticulose, and seeks, among other things, (i) a declaratory judgment that IMMC is the exclusive owner of the broad/exclusive rights to Reticulose and the subject patent; (ii) an injunction against the Company from further attempts to use, market or assert any claims of ownership over any broad/exclusive rights in Reticulose, or the use, publication or disclosure of information regarding Reticulose; (iii) return of such information to IMMC; (iv) that the Company assign any Reticulose-related trademarks to IMMC; and
         (v) that the Company pay the plaintiffs in this case damages, profits, costs and attorneys' fees. The Company was served with the complaint on August 8, 2000.

         In January 2001, the Company and Commonwealth, et al., stipulated to dismiss the case in New York without prejudice. All disputes between the parties are now handled by the District Court of Michigan. The Company has answered the complaint in the Federal Court and have entered a number of counterclaims which are in substance the same as the claims in the New York case.

         The Company believes that the allegations contained in the Commonwealth/IMMC complaint are without merit and the Company intends to vigorously defend itself against all allegations contained therein.

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

             In connection with the issuance of the February Debenture, the Company issued to RBB three warrants (the "February Warrants") to purchase common stock, each such February Warrant entitling the holder to purchase, from February 21, 1997 through February 28, 2007, 178,378 shares of common stock. The exercise price of the three February Warrants was $0.288, $0.576 and $0.864 per warrant share, respectively. The fair value of the February Warrants were estimated to be $37,242 ($0.209 per warrant), $19,196 ($0.108 per warrant), and $9,946 ($0.056 per warrant), respectively, based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model. This amount has been reflected in the accompanying financial statements as interest expense related to the convertible February Debenture. Based on the terms for conversion associated with the February Debenture, there was an intrinsic value associated with the beneficial conversion feature of $413,793. This amount was fully amortized to interest expense with a corresponding credit to additional paid-in capital.

             In connection with the issuance of the October Debenture, the Company issued to RBB three warrants (the "October Warrants") to purchase Common Stock, each such October Warrant entitling the holder to purchase, from the date of grant through August 30, 2007, 600,000 shares of the Common Stock. The exercise price of the three October Warrants was $0.20, $0.23 and $0.27 per warrant share, respectively. The fair value of the three October Warrants was established to be $106,571 ($0.178 per warrant), $97,912 ($0.163 per warrant) and $87,472 ($0.146 per warrant), respectively, based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model. This amount has been reflected in the accompanying financial statements as a discount on the convertible debenture, with a corresponding credit to additional paid-in capital, and is being amortized over the expected term of the notes, which at December 31, 1997 was 120 months. In May 1998, the remaining unamortized discount of $276,957 was amortized upon full conversion of the October Debenture.

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

             In connection with the issuance of the November Debenture, the Company issued to RBB two warrants (the "November Warrants") to purchase Common Stock, each such November Warrant entitling the holder to purchase 375,000 shares of the Common Stock at any time and from time to time through October 31, 2008. The exercise price of the two November Warrants was $0.20 and $0.24 per warrant share, respectively. The fair value of the November warrants was estimated to be $48,000 ($0.064 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 5.75% and an expected holding period of one year. This amount is being amortized to interest expense in the accompanying consolidated financial statements.

             Based on the terms for conversion associated with the November Debenture, there was an intrinsic value associated with the beneficial conversion feature of $625,000. This amount was recorded as interest expense in 1998.

             In August 1999, in order to finance further research and development, the Company entered into a securities purchase agreement to issue an aggregate of 20 units, each unit consisting of $100,000 principal amount of the Company's 7% convertible debenture (the "August Debenture") due August 3, 2009 to Focus Investors LLC ("Focus"). Accrued interest under the August Debenture was payable semi-annually, computed at the rate of 7% on the unpaid

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3.  SECURITIES PURCHASE AGREEMENTS (Continued)

         Convertible Debentures (Continued)

             principal balance from the date of issuance until the date of the interest payment. No payment of the principal of the August Debenture may be made prior to the maturity date without the consent of the holder. The August Debenture was convertible, at the option of the holder, into shares of common stock. On January 19, 2000, February 17, 2000 and March 3, 2000 pursuant to notice by the holder, Focus, to the Company under the August Debenture, $300,000, $900,000 and $800,000, respectively, of the principal amount of the August Debenture was converted into 2,178,155, 6,440,735 and 5,729,967 shares of the common stock, respectively. As of March 3, 2000 the November Debenture was fully converted.

             In connection with the issuance of the August Debenture, the Company issued to Focus one warrant (the "August Warrant") to purchase Common Stock, such August Warrant entitling the holder to purchase 1,000,000 shares of the Common Stock at any time and from time to time through August 3, 2004. The exercise price of the August Warrant was $0.2461 per warrant share. The fair value of the August Warrants was estimated to be $52,592 ($0.0526 per warrant share) based upon a financial analysis of the terms of the warrant using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 5.75% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements.

             Based on the terms for conversion associated with the August Debenture, there was an intrinsic value associated with the beneficial conversion feature of $687,500. This amount was recorded as interest expense in 1999.

             In December 1999, in order to finance further research and development, the Company entered into a securities purchase agreement to sell $2,000,000 principal amount of the Company's 7% convertible debenture (the December Debenture) due December 28, 2009 to Endeavour Capital ("Endeavour"). Accrued interest under the December Debenture was payable semi-annually, computed at the rate of 7% on the unpaid principal balance from the date of issuance until the date of the interest payment. No payment of the principal of the December Debenture may be made prior to the maturity date without the consent of the holder. The December Debenture was convertible, at the option of the holder, into shares of common stock. During 1999, $1,000,000 of these debentures was sold. The remaining $1,000,000 was not available until the shares underlying the first $1,000,000 were registered. Such registration statement was declared effective in January 2000 and the remaining $1,000,000 transaction was consummated.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3.  SECURITIES PURCHASE AGREEMENTS (Continued)

         Convertible Debentures (Continued)

             In connection with the issuance of the first $1,000,000 of the December Debenture, the Company issued to Endeavour warrants (the December Warrants) to purchase Common Stock, such December Warrant entitling the holder to purchase 100,000 shares of the Common Stock at any time and from time to time through December 31, 2002. The exercise price of the December Warrant was $0.19 per warrant share. The fair value of the December Warrants was estimated to be $4,285 ($0.0429 per warrant share) based upon a financial analysis of the terms of the warrant using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 6% and an expected holding period of three years. This amount was amortized to interest expense.

             Based on the terms for conversion associated with the first $1,000,000 of the December Debenture, there was an intrinsic value associated with the beneficial conversion feature of $357,143. This amount has been recorded as interest expense in 1999.

             In connection with the issuance of the second $1,000,000 of the December Debenture, the Company issued to Endeavour warrants (the December Warrants) to purchase Common Stock, such December Warrants entitling the holder to purchase 110,000 shares of the Common Stock at any time and from time to time through December 31, 2002. The exercise price of the December Warrant was $0.20 per warrant share. The fair value of the December Warrants was estimated to be $13,600 ($0.136 per warrant share) based upon a financial analysis of the terms of the warrant using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 90%; a risk free interest rate of 6% and an expected holding period of three years. This amount was amortized to interest expense.

             Based on the terms for conversion associated with the second $1,000,000 of the December Debenture, there was an intrinsic value associated with the beneficial conversion feature of $386,909. This amount was recorded as interest expense in 2000.

         Other

             In January 1999, pursuant to a securities purchase agreement, the Company issued 4,917,276 shares of its common stock for an aggregate purchase price of $802,500. Such agreement also provided for the issuance of four warrants to purchase a total of 2,366,788 shares of common stock at prices ranging from $0.204 to $0.2448 per share at any time until December 31, 2003. The fair value of these warrants was estimated to be $494,138 ($0.209 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 6% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements. As of March 31, 2001, 441,178 shares of common stock were issued pursuant to the exercise of these warrants for an aggregate exercise price of approximately $99,000.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3.  SECURITIES PURCHASE AGREEMENTS (Continued)

         Other (Continued)

             On June 23, 1999, the Company entered into a securities purchase agreement with certain individuals whereby the Company issued 1,851,852 shares of its common stock for an aggregate purchase price of $500,000. These proceeds were received in July 1999. Such agreement also provided for the issuance of warrants to purchase an aggregate of 925,926 shares of common stock at any time until June 30, 2004. The fair value of these warrants was estimated to be $37,000 ($0.04 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 5.75% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements.

             Pursuant to a securities purchase agreement with Harbor View Group and other various purchasers, dated February 16, 2000, the Company received $3,000,000 on March 9, 2000 in exchange for 13,636,357 shares of common stock.

             Additionally, in connection with the above described securities purchase agreement, the Company issued warrants to purchase an aggregate of 5,454,544 shares of common stock. Fifty percent (50%) of the warrants are exercisable at $0.275 per share and fifty percent (50%) of the warrants are exercisable at $0.33 per share, until February 28, 2005. The fair value of these warrants was estimated to be $1,582,734 ($0.295 and $0.285 per warrant share) based upon a financial analysis of the terms of the warrant using the Black-Scholes Pricing Model with the following assumptions; expected volatility of 90%; a risk free interest rate of 6% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements. As of March 31, 2001, 181,818 shares of common stock were issued pursuant to the exercise of these warrants for an aggregate exercise price of approximately $55,000.

             On November 8, 2000, the Company entered into a securities purchase agreement with Harbor View Group, Inc. and various other purchasers, whereby the Company authorized the issuance and sale of up to 50,000,000 shares of common stock in a private offering transaction at a purchase price of $0.40 per share. As of March 31, 2001, 13,427,500 shares were issued for a purchase price of $5,371,000.

             Such agreement also provided for the issuance of warrants to purchase an aggregate of 30,000,000 shares of common stock, half at an exercise price of $0.48 and half at an exercise price of $0.56. As of March 31, 2001, 8,056,500 warrants had been issued (4,028,250 at $0.48 and 4,028,250 at $0.56) exercisable at any time until November 8, 2005. The fair value of these warrants was estimated to be $1,787,642 ($0.222 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; a risk free interest rate of 6% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements. The Company paid a fee of $265,300 relative to this agreement, which has been charged to interest expense.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3.  SECURITIES PURCHASE AGREEMENTS (Continued)

         Other (Continued)

             On November 16, 2000, the Company entered into a securities purchase agreement with Roseworth Group, Ltd., whereby the Company agreed to sell 4,960,317 shares of its common stock at a price of $0.3024 per share for an aggregate purchase price of $1,500,000. The Company received such proceeds in November 2000.

         Private Equity Line of Credit

             On February 9, 2001, the Company entered into an equity line of credit agreement with Cornell Capital Partners, LP, an institutional investor, to sell up to $50,000,000 of the Company's common stock. Under such agreement, the Company may exercise "put options" to sell shares for certain prices based on certain average trading prices. Upon signing this agreement, the Company issued to its placement agent, May Davis Group, Inc., and certain investors, Class A warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price of $1.00 per share, exercisable in part or whole until February 9, 2006, and Class B warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price equal to the greater of $1.00 or 110% of the bid price on the applicable advance date. Such Class B warrants are exercisable pro rata with respect to the number of warrant shares as determined by the fraction of the advance payable on that date as the numerator and $20,000,000 as the denominator multiplied by 5,000,000 until sixty months from the date of issuance.

             The fair value of the Class A warrants was estimated to be $1,019,153 ($0.204 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; a risk free interest rate of 6% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and the related Notes to Consolidated Condensed Financial Statements of Advanced Viral Research Corp. included in Item 1 of this Quarterly Report on Form 10-Q. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000.

OVERVIEW

         Advanced Viral Research Corp. was formed in July 1985 to engage in the production and marketing, promotion and sale of a pharmaceutical drug known by the trademark Reticulose(R). In addition to Reticulose(R), which has been used exclusively with Advanced Viral's original formulation, Advanced Viral is developing a new or current formulation which to date, has been designated only by its generic name Product R. As used in this report, the term "Product R" refers to the current formulation as well as the prior formulation of the pharmaceutical drug known as Reticulose(R). Product R may be employed in the treatment of certain viral and autoimmune diseases such as:

         o Human immunodeficiency virus, or HIV, including acquired immune deficiency syndrome, or AIDS;

         o  Hepatitis B and hepatitis C, both liver diseases;

         o Human papilloma virus, or HPV, which causes genital warts and may lead to cervical cancer; and

         o  Rheumatoid arthritis.

         Since 1962, when Reticulose(R) was reclassified as a "new drug" by the Food and Drug Administration, or FDA, the FDA has not permitted Reticulose(R) to be marketed in the United States. A forfeiture action was instituted in 1962 by the FDA against Reticulose(R), and it was withdrawn from the United States market. The injunction obtained by the FDA prohibits, among other things, any shipment of Product R until a new drug application, or NDA, is approved by the FDA. FDA approval of an NDA first requires clinical testing of Product R in human trials, which cannot be conducted until we first satisfy the regulatory protocols and the substantial preapproval requirements imposed by the FDA upon the introduction of any new or unapproved drug product pursuant to a notice of claimed investigational exemption for a new drug, or IND.

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

         Shalom Z. Hirschman, M.D., our Chief Executive Officer and President, has monitored the testing of Product R and has recently performed analyses of Product R with our scientific staff, which we believe may be used in connection with the FDA approval process. In addition, we have contracted with GloboMax LLC of Hanover, Maryland to advise us in our preparation and filing of an IND with the FDA, and to otherwise assist us through the FDA process with the objective of obtaining full approval for the manufacture and commercial distribution of Product R in the United States. During the first quarter of 2001, we, along with Globomax, met with the FDA to discuss the content and format of our first IND application for Product R, and as a result of this meeting we are preparing additional data for the IND submission.

         Our offices are located at 200 Corporate Boulevard South, Yonkers, New York 10701 and 1250 East Hallandale Beach Boulevard, Suite 501, Hallandale, Florida 33009. Our telephone number in Yonkers, New York is (914) 376-7383 and our telephone number in Hallandale, Florida is (954) 458-7636. We have also established a website: WWW.ADVIRAL.COM. Information contained on our website is not a part of this report.

RECENT DEVELOPMENTS

         EQUITY LINE OF CREDIT AGREEMENT. On February 9, 2001, we signed a private equity line of credit agreement with Cornell Capital Partners, LP. Pursuant to this equity line of credit agreement and subject to the satisfaction of certain conditions, we may sell and issue to Cornell Capital, from time to time, up to an aggregate of $50,000,000 of our common stock. Beginning on February 14, 2001, the date that the registration statement covering the resale of the shares issuable pursuant to the equity line of credit was declared effective by the Commission, and continuing for thirty (30) months thereafter, we may, from time to time, in our sole discretion, sell or "put" shares of our common stock to Cornell Capital at a price equal to the 95% of the market price of the common stock. Under the equity line of credit agreement, the market price of our common stock, for purposes of determining the purchase price, is the average of the three lowest closing bid prices, as reported by Bloomberg, L.P., of our common stock for the 25 trading day period ending on the date we notify Cornell Capital of our intention to put common stock to it, or, in other words, request an advance.

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

         In addition, pursuant to the equity line of credit agreement, each officer, director and affiliate of Advanced Viral have agreed that he, she or it will not, directly or indirectly, without the prior written consent of Cornell Capital, issue, offer, agree or offer to sell, sell, grant an option for the purchase or sale of, transfer, pledge, assign, hypothecate, distribute or otherwise encumber or dispose of any shares of common stock, including options, rights, warrants or other securities underlying, convertible into, exchangeable or exercisable for or evidencing any right to purchase or subscribe for any common stock (whether or not beneficially owned by the undersigned), or any beneficial interest therein for a period of 10 trading days following the receipt of an advance notice by Advanced Viral pursuant to the agreement.

         In conjunction with the equity line of credit agreement, we entered into an agreement with May Davis Group, Inc., our placement agent. May Davis assisted us in negotiating the equity line of credit agreement. As a placement fee, we issued to May Davis and certain other investors Class A Warrants to purchase in the aggregate 5,000,000 shares of our common stock at an exercise price per share equal to $1.00, exercisable in part or in whole at any time until February 9, 2006, and Class B Warrants to purchase in the aggregate 5,000,000 shares of our common stock at an exercise price equal to the greater of $1.00 or 110% of the bid price of the common stock on the applicable advance date under the private equity line of credit agreement. Each Class B Warrant is exercisable pro rata on or after each advance date with respect to that number of warrant shares equal to the product obtained by multiplying 5,000,000 by a fraction, the numerator of which is the amount of the advance payable on the applicable advance date and the denominator of which is $20,000,000, until sixty months from the date of issuance.

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

         SECURITIES PURCHASE AGREEMENT. On November 8, 2000, pursuant to a securities purchase agreement with Harbor View Group and various other purchasers, we authorized the issuance and sale of up to 50,000,000 shares of our common stock and warrants to purchase an aggregate of 30,000,000 shares of common stock in a private offering transaction pursuant to Section 4(2) of the Securities Act for a purchase price of $0.40 per share. As of March 31, 2001, we had closed on the sale of 13,427,500 shares and warrants to purchase 8,056,500 shares for an aggregate purchase price of $5,371,000. Half of the warrants are exercisable at $0.48 per share, and half of the warrants are exercisable at $0.56 per share, until November 8, 2005. Each warrant contains anti-dilution provisions, which provide for the adjustment of warrant price and warrant shares. As of March 31, 2001 none of the warrants had been exercised.

RESULTS OF OPERATIONS

         For the three months ended March 31, 2001, we incurred losses of approximately $2,742,000 vs. approximately $2,054,000 for the three months ended March 31, 2000. Our increased losses were attributable primarily to:

         RESEARCH AND DEVELOPMENT EXPENSE. Our increased losses during the three months ended March 31, 2001 are due to increased research and development expenses (approximately $1,239,000 for the three months ended March 31, 2001 vs. $695,000 for the three months ended March 31, 2000). Included in the research and development expenses are:

         o Consulting expenses payable to GloboMax LLC, a firm assisting us with the preparation and filing of the IND for Product R (approximately $723,000 for the three months ended March 31, 2001 vs. $268,000 for the three months ended March 31, 2000);

         o Expenditures in connection with laboratory supplies (approximately $92,000 for the three months ended March 31, 2001 vs. $69,000 for the three months ended March 31, 2000); and

         o Additional expenditures for payroll and related costs and occupancy expenses for the Yonkers, New York facility (approximately $368,000 for the three months ended March 31, 2001 vs. $312,000 for the three months ended March 31, 2000).

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense was approximately $884,000 for the three months ended March 31, 2001 vs. $755,000 for the three months ended March 31, 2000). Included in the general and administrative expenses are:

         o Decreased consulting fees (approximately $42,000 for the three months ended March 31, 2001 vs. $131,000 for the three months ended March 31, 2000) primarily attributable to a consulting agreement with Harbor View Group in 2000;

         o Decreased filing fees and printing costs (approximately $15,800 for the three months ended March 31, 2001 vs. $56,000 for the three months ended March 31, 2000) attributable to registration statements filed in 2000.

         o An increase in legal and professional expenses (approximately $317,000 for the three months ended March 31, 2001 vs. $142,000 for the three months ended March 31, 2000) attributable to certain legal proceedings. (See "Legal Proceedings").

         o An increase in payroll and related expenses (approximately $252,000 for the three months ended March 31, 2001 vs. $201,000 for the three months ended March 31, 2000) attributable to additional employees and salaries.

         o Employee recruiting costs of approximately $36,000 for the three months ended March 31, 2001 vs. $0 for the three months ended March 31, 2000.

         COMPENSATION EXPENSE RELATED TO MODIFICATION OF EXISTING OPTIONS. Our increased losses during the three months ended March 31, 2001 are also due to compensation expense (approximately $358,000 for the three months ended March 31, 2001 vs. $0 for the three months ended March 31, 2000) relating to the modification of the term of certain options previously issued in connection with various product testing and corporate consulting services.

         DEPRECIATION EXPENSE. Our increased losses during the three months ended March 31, 2001 are also due to increased depreciation expense (approximately $125,000 for the three months ended March 31, 2001 vs. $68,000 for the three months ended March 31, 2000) due to the purchase of additional research and laboratory equipment and leasehold improvements.

         INTEREST INCOME (EXPENSE). Our losses during the three months ended March 31, 2001 are also due to interest expense (approximately $207,000 for the three months ended March 31, 2001 vs. $564,000 for the three months ended March 31, 2000). Interest income for the three months ended March 31, 2001 was approximately $69,000 vs. $25,000 for the three months ended March 31, 2000. Included in the interest expense are:

         o Beneficial conversion feature on certain convertible debentures ($0 for the three months ended March 31, 2001 vs. approximately $387,000 for the three months ended March 31, 2000);

         o Amortization of loan costs (approximately $3,000 for the three months ended March 31, 2001 vs. $106,000 for the three months ended March 31, 2000);

         o Amortization of discount on certain warrants (approximately $198,000 for the three months ended March 31, 2001 vs. $118,000 for the three months ended March 31, 2000); and

         o Reduction of interest income on debentures ($0 for the three months ended March 31, 2001 vs. approximately $53,000 for the three months ended March 31, 2000).

         REVENUES. We had sales of approximately $2,400 for the three months ended March 31, 2001 vs. $3,000 for the three months ended March 31, 2000, respectively. All sales during these periods were to distributors purchasing Product R for testing purposes.

LIQUIDITY

         As of March 31, 2001, we had current assets of approximately $4,043,000, compared to approximately $6,017,000 at December 31, 2000. We had total assets of approximately $6,959,000 and $8,809,000 at March 31, 2001 and December 31, 2000, respectively. The decrease in current and total assets was primarily attributable to the use of cash on hand to fund operating expenditures.

         During the three months ended March 31, 2001, we used cash of approximately $1,866,000 for operating activities, as compared to approximately

$1,168,000 in during the three months ended March 31, 2000. During the three months ended March 31, 2001, we incurred expenses of:

         o Approximately $252,000 for payroll and related costs primarily for administrative staff and executive officers;

         o  Approximately $723,000 in consulting fees to GloboMax;

         o Approximately $310,000 for payroll and related costs primarily for scientific and support personnel and approximately $59,000 for occupancy expenses for our Yonkers facility;

         o  Approximately $92,000 for laboratory supplies; and

         o  Approximately $387,000 for other professional and consulting fees.

         During the three months ended March 31, 2001, cash flows provided by financing activities was primarily due to the proceeds from the sale of common stock of approximately $65,000, offset by principal payments on equipment obligations. During the three months ended March 31, 2001, cash flow used by investing activities were used for expenditures of approximately $236,000 for leasehold improvements and research and laboratory equipment at our Yonkers, New York office.

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

         On September 18, 2000 we entered into a private equity line of credit agreement with Spinneret Financial Systems, Inc., who assigned their rights to GMF Holdings, Inc., for the right to put shares of our common stock to the investor from time to time to raise up to $20,000,000, subject to certain conditions and restrictions. This agreement and all agreements contemplated in connection with such agreement were terminated by mutual agreement of the parties on January 22, 2001. The registration statement on Form S-1 that was filed in connection with the agreement was withdrawn.

         On February 9, 2001 we entered into a private equity line of credit agreement Cornell Capital Partners, LP. Under the equity line of credit agreement, we have the right to put shares of our common stock to Cornell Capital from time to time to raise up to $50,000,000, subject to certain conditions and restrictions. Under the terms of a registration rights agreement entered in connection with the equity line of credit, we are required to file with the Commission a registration statement to register the resale of shares of common stock purchased by Cornell Capital upon the exercise of each put option. Such registration statement must be declared effective by the Commission before the first sale to the investor of the common stock sold pursuant to the agreement. In addition, the investors are entitled to certain "piggyback" registration rights with respect to the resale of shares of common stock issuable upon exercise of certain warrants received in consideration of its services. The registration statement was declared effective by the Commission on February 14, 2001.

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

CAPITAL RESOURCES

         We have been dependent upon the proceeds from the continued sale of securities for the funds required to continue operations at present levels and to fund further research and development activities. On March 31, 2000, we filed a shelf registration statement with the Commission relating to the offering of up to 200,000,000 shares of our common stock to be used in connection with financings and resales of the shares issued thereunder by the recipients of such shares. As of March 31, 2001, 195,039,683 of such shares remain available for issuance.

         The following table summarizes sales of our securities since November 1998.

                                  SECURITY        CONVERTIBLE /        CONVERSION PRICE /        MATURITY DATE /
DATE ISSUED       GROSS PROCEEDS  ISSUED          EXERCISABLE INTO     EXERCISE PRICE            EXPIRATION DATE
-----------       --------------  ------          ----------------     --------------            ---------------
November 1998     $1,500,000      Debenture       10,130,246 shares    $0.1363-$0.2011 per share Fully converted
                                  Warrants        375,000 shares       $0.20 per share           October 31, 2008
                                                  375,000 shares       $0.24 per share
 ....................................................................................................................
January 1999      $802,500        Common Stock    4,917,276 shares     n/a                       n/a
                                  Warrants        1,183,394 shares     $0.2040 per share         December 30, 2003
                                                  1,183,394 shares     $0.2448 per share
 ....................................................................................................................
July 1999         $500,000        Common Stock    1,851,852 shares     n/a                       n/a
                                  Warrants        463,264 shares       $0.324 per share          June 29, 2004
                                                  463,264 shares       $0.378 per share
 ....................................................................................................................
August 1999       $2,000,000      Debentures      14,348,847 shares    $0.1396-$0.1438 per share Fully converted
                                  Warrants        1,000,000 shares     $0.2461 per share         August 2, 2004
 ....................................................................................................................
December 1999 -   $2,000,000      Debentures      13,946,713 shares    $0.1363-.3564 per share   Fully converted
January 2000                      Warrants        210,000 shares       $0.19916667 per share     December 30, 2002
 ....................................................................................................................
February 2000     $3,000,000      Common Stock    13,636,357 shares    n/a                       n/a
                                  Warrants        2,727,272 shares     $0.275 per share          February 27, 2005
                                                  2,727,272 shares     $0.33 per share
 ....................................................................................................................
November 2000     $5,371,000      Common Stock    13,427,500 shares    $0.40 per share           n/a
                                  Warrants        4,028,250 shares     $0.48 per share           November 7, 2005
                                                  4,028,250 shares     $0.56 per share
 ....................................................................................................................
November 2000     $1,500,000      Common Stock    4,960,317 shares     $0.3024 per share         n/a
February 2001     (1)             Warrants        10,000,000 shares    $1.00 per share           February 9, 2006
 ....................................................................................................................

------------------------------
(1) Represents warrants issued in connection with the equity line of credit, including Class A Warrants to purchase in the aggregate 5,000,000 shares of our common stock at an exercise price per share equal to $1.00, exercisable at any time until February 9, 2006, and Class B Warrants to purchase in the aggregate 5,000,000 shares of our common stock at an exercise price equal to the greater of $1.00 or 110% of the bid price of the common stock on the applicable advance date. Each Class B Warrant is exercisable pro rata on or after each advance date with respect to that number of warrant shares equal to the product obtained by multiplying 5,000,000 by a fraction, the numerator of which is the amount of the advance payable on the applicable advance date and the denominator of which is $20,000,000, until sixty months from the date of issuance.

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

         In connection with the issuance of the convertible debenture, we issued to RBB two warrants to purchase common stock, each warrant entitling the holder to purchase, until October 31, 2008, 375,000 shares of the common stock. The exercise prices of the two warrants are $0.20 and $0.24 per warrant share, respectively. Each warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions that provide for the adjustment of warrant price and warrant shares. As of March 31, 2001, none of these warrants had been exercised.

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

         HARBOR VIEW GROUP, INC., ET AL.: In December 1998 pursuant to a securities purchase agreement, we sold to Harbor View Group, Inc. and various other purchasers 4,917,276 shares of common stock, and warrants to purchase an aggregate of 2,366,788 shares of common stock, including (x) warrants to purchase an aggregate of 1,966,788 shares of common stock and (y) a finder's fee paid to Harbor View Group consisting of two warrants to purchase an aggregate 400,000 shares of common stock, in a private offering transaction pursuant to
Section 4(2) of the Securities Act, for an aggregate purchase price of $802,500. Of the $802,500 purchase price, $600,000 was received on December 31, 1998, and $202,500 was received in January 1999. The warrants entitle the holders to purchase an aggregate of 1,183,394 shares of common stock at an exercise price of $0.2040 per share, and 1,183,394 shares at an exercise price of $0.2448 per share. The warrants are exercisable at any time and from time to time until December 31, 2003. Each warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions that provide for the adjustment of warrant price and warrant shares. As of March 31, 2001, warrants to purchase 541,178 shares of common stock had been exercised.

          The fair value of the warrants issued as of January 7, 1999, the date of issuance of the shares in connection with the securities purchase agreement, was estimated to be $494,000 ($0.209 per warrant) based upon a financial analysis of the terms of such warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%, and a risk free interest rate of 6% through the December 31, 2003 expiration date. This amount is amortized to interest expense in the accompanying consolidated financial statements.

         SECURITIES ISSUED IN 1999

         BERMAN, ET AL.: In July 1999 pursuant to a securities purchase agreement, we sold 1,851,852 shares of common stock, and warrants to purchase an aggregate of 925,926 shares of common stock to Michael Berman, Pak-Lin Law and Kwong Wai Au in a private offering transaction pursuant to Section 4(2) of the Securities Act, for an aggregate purchase price of $500,000, received in July 1999. The warrants entitle the holders to purchase 463,264 and 463,264 shares of common stock at exercise prices of $0.324 and $0.378 per share, respectively. The warrants are exercisable at any time and from time to time until June 28, 2004. Each warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions that provide for the adjustment of warrant price and warrant shares. As of March 31, 2001, none of the warrants had been exercised.

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

          The exercise price of the series W warrants is $0.2461 per warrant share. The warrants provide that the holder may elect to receive a reduced number of shares of common stock based on a cashless exercise. The series W warrants contain anti-dilution provisions that provide for the adjustment of the warrant price and warrant shares. As of March 17, 2000, all of the warrants had been exercised.

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

         These warrants expire on December 31, 2002 and are exercisable at $0.19916667 per share. The warrants provide that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise. The warrants contain anti-dilution provisions that provide for the adjustment of the warrant price and warrant shares. As of March 31, 2001, none of these warrants had been exercised.

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

          SECURITIES ISSUED IN 2000 AND 2001

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

         HARBOR VIEW GROUP, INC. On February 7, 2000 pursuant to a consulting agreement with Harbor View Group, we issued to Harbor View warrants to purchase 1,750,000 shares at an exercise price of $0.21 per share, and warrants to purchase 1,750,000 shares at an exercise price of $0.26 per share, until February 28, 2005, in exchange for consulting services provided or to be provided to us. Each warrant contains anti-dilution provisions that provide for the adjustment of warrant price and warrant shares. As of the date hereof, none of these warrants had been exercised.

         The fair value of the warrants is estimated to be $200,249 ($0.057 per warrant) based upon a financial analysis of the terms of the warrant using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 90%; a risk free interest rate of 6% and an expected holding period of eleven months (the term of the consulting agreement). This amount has been expensed during the year ended December 31, 2000.

         HARBOR VIEW GROUP, INC., ET AL. In February 2000 pursuant to a securities purchase agreement, we sold to Harbor View Group and various other purchasers 13,636,357 shares of common stock, and warrants to purchase an aggregate of 5,454,544 shares of common stock in a private offering transaction pursuant to Section 4(2) of the Securities Act, for an aggregate purchase price of $3,000,000. Half of the warrants are exercisable at $0.275 per share, and half of the warrants are exercisable at $0.33 per share, until February 28, 2005. Each warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions that provide for the adjustment of warrant price and warrant shares. As of March 31, 2001, warrants to purchase 181,818 shares of common stock had been exercised.

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

         HARBOR VIEW GROUP, INC., ET AL. On November 8, 2000, pursuant to a securities purchase agreement with Harbor View Group and various other purchasers, we authorized the issuance and sale of up to 50,000,000 shares of our common stock and warrants to purchase an aggregate of 30,000,000 shares of common stock in a private offering transaction pursuant to Section 4(2) of the Securities Act for a purchase price of $0.40 per share. As of March 31, 2001, we had closed on the sale of 13,427,500 shares and warrants to purchase 8,056,500 shares for an aggregate purchase price of $5,371,000. Half of the warrants are exercisable at $0.48 per share, and half of the warrants are exercisable at $0.56 per share, until November 8, 2005. Each warrant contains anti-dilution provisions that provide for the adjustment of warrant price and warrant shares. As of March 31, 2001, none of the warrants had been exercised.

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

         The fair value of the Class A Warrants is estimated to be $1,019,153 ($0.024 per warrant share) based in a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions:

expected volatility of 50%; risk free interest rate of 6%. This amount will be amortized to interest expense over the term of the warrants.

         As of March 31, 2001, we had incurred approximately $83,700 in fees in connection with the equity line of credit. Such fees have been included in other assets and will be amortized over the life of the line of credit.

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

         We anticipate that we can continue operations through July 2001 with our current liquid assets, if no stock options or warrants are exercised or additional securities sold. Assuming we have satisfied the conditions precedent to draw on the equity line of credit, of which there can be no assurance, if we receive the full amount of proceeds available from the equity line of credit, we can continue operations for at least an additional 12 months, if no stock options or warrants are exercised nor additional securities sold. If all of the outstanding stock options and warrants are exercised, we will receive net proceeds of approximately $21,499,611 million, excluding the warrants issuable in connection with the equity line of credit. Those proceeds will contribute to general and administrative and working capital and will permit us to substantially increase our budget for research and development and clinical trials and testing and to operate at significantly increased levels of operation, assuming Product R receives approvals and prospects for sales increase to justify such increased levels of operation. The recent prevailing market price for shares of common stock has from time to time been above the exercise prices of certain of the outstanding options and warrants. As such, recent trading levels may not be sustained nor may any additional options or warrants be exercised. If none of the outstanding options and warrants are exercised, we do not draw down on the equity line of credit, and we obtain no other additional financing, in order for us to achieve the level of operations contemplated by management, management anticipates that we will have to limit intentions to expand operations beyond current levels.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              Not applicable.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In June 2000, we filed an action and complaint in the Supreme Court of New York, Westchester County, against Commonwealth Pharmaceuticals, Ltd., Immune Modulation Maximum Corp. ("IMMC") and Charles E. Miller (collectively, the "Defendants") alleging a breach by Commonwealth of an exclusive distribution agreement between Advanced Viral and Commonwealth, misappropriation of trade secrets and confidential information, conversion and conspiracy to convert our property interests in Reticulose(R). We further alleged that Defendant Miller filed and obtained a U.S. patent entitled "Composition Containing Peptides and Nucleic Acids and Methods of Making Same" based on a study conducted by a third party using Reticulose(R), and that such patent was assigned to Defendant IMMC, a company controlled by Defendant Miller, in violation of the exclusive distribution agreement.

         In our complaint, we seek relief in the form of (i) assignment of the patent to Advanced Viral, (ii) adjudgment that Defendants breached, misappropriated, converted and conspired to convert our property rights, (iii) damages, profits realized and interest thereon; and (iv) attorneys' fees, costs and expenses. In response, on August 3, 2000, Defendants filed a Motion to Dismiss the Complaint alleging lack of personal jurisdiction or, in the alternative, that the agreement underlying our claim is legally inoperative.

         In August 2000, Commonwealth and IMMC filed a suit against Advanced Viral in the United States District Court for the Eastern District of Michigan which alleges that IMMC, and not Advanced Viral, is the owner of the exclusive/broad rights in Reticulose(R), and seeks, among other things: (i) a declaratory judgment that IMMC is the exclusive owner of the broad/exclusive rights to Reticulose(R) and the subject patent; (ii) an injunction against Advanced Viral from further attempts to use, market or assert any claims of ownership over any broad/exclusive rights in Reticulose(R), or the use, publication or disclosure of information regarding Reticulose(R); (iii) return of such information to IMMC; (iv) that Advanced Viral assign any Reticulose(R)-related trademarks to IMMC and (v) that Advanced Viral pay the plaintiffs in this case damages, profits, costs and attorneys' fees. Advanced Viral was served with a copy of the complaint on August 8, 2000.

         In January 2001, Advanced Viral and Commonwealth, et al. stipulated to dismiss the case in New York without prejudice. All disputes between the parties are now handled by the District Court of Michigan. At this point, we have answered the complaint against us in the Federal Court and have entered a number of counterclaims that are in substance the same as our claims in the New York case.

         Advanced Viral believes that the allegations contained in the Commonwealth/IMMC complaint are without merit and intends to vigorously defend itself against all allegations contained therein.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended March 31, 2001, we issued shares of common stock in private transactions exempt from registration under Section 4(2) of the Securities Act of 1933 as follows:

         o We sold 162,500 shares of common stock valued for $65,000 at $0.40 per share;

         o As a placement fee, we issued to May Davis Group, Inc. and certain other investors Class A Warrants to purchase in the aggregate 5,000,000 shares of our common stock at an exercise price per share equal to $1.00, exercisable in part or in whole at any time until February 9, 2006, and Class B Warrants to purchase in the aggregate 5,000,000 shares of our common stock at an exercise price equal to the greater of $1.00 or 110% of the bid price of the common stock on the applicable advance date under the private equity line of credit agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

              During the quarter ended March 31, 2001, no matters were submitted to a vote of security holders of the Registrant, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

              None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (1)  Exhibits.

              None

         (2)  Reports on Form 8-K.

              During the three-month period ending March 31, 2001, no Current Reports on Form 8-K were filed.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ADVANCED VIRAL RESEARCH CORP.

Date: May 15, 2001        By: /s/ ALAN V. GALLANTAR
                              ------------------------------------------------
                          Alan V. Gallantar, Chief Financial Officer


                          By: /s/ SHALOM Z. HIRSCHMAN
                              ------------------------------------------------
                          Shalom Z. Hirschman, President and Chief
                          Executive Officer