Form 10-Q
period 2001-06-30
ADVANCED VIRAL RESEARCH CORP
filed 2001-08-14
CIK 786623

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Yes [X] No [  ]

     The number of shares outstanding of the issuer's common stock, par value $.00001 per share as of August 10, 2001 was 384,787,118.

                          ADVANCED VIRAL RESEARCH CORP.

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION (UNAUDITED).......................................................................1
   ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)....................................................................1
   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............35
   ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................47

PART II.  OTHER INFORMATION......................................................................................47
   ITEM 1.    LEGAL PROCEEDINGS..................................................................................47
   ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................................48
   ITEM 3.    DEFAULTS UPON SENIOR SECURITIES....................................................................48
   ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS..................................................48
   ITEM 5.    OTHER INFORMATION..................................................................................49
   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...................................................................49
   SIGNATURES....................................................................................................50

                   PART I. FINANCIAL INFORMATION (UNAUDITED)


ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                                                CONDENSED
                                                                                                  FROM
                                                                                                 AUDITED
                                                                                                FINANCIAL
                                                                                               STATEMENTS
                                                                         JUNE 30,             DECEMBER 31,
                                                                          2001                     2000
                                                                      -------------            ------------
                                                                       (Unaudited)
                                 ASSETS

Current Assets:
   Cash and cash equivalents                                          $   1,274,342             $  5,962,633
   Inventory                                                                 19,729                   19,729
   Other current assets                                                     118,223                   34,804
                                                                      -------------             ------------
         Total current assets                                             1,412,294                6,017,166

Property and Equipment, Net                                               2,619,005                1,944,199

Other Assets                                                                865,473                  847,349
                                                                      -------------             ------------
         Total assets                                                 $   4,896,772             $  8,808,714
                                                                      =============             ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued liabilities                           $   1,072,444             $    902,961
   Current portion of capital lease obligation                               61,380                   58,690
   Current portion of note payable                                           22,840                   21,517
                                                                      -------------             ------------
         Total current liabilities                                        1,156,664                  983,168
                                                                      -------------             ------------

Long-Term Liabilities:
   Capital lease obligation                                                  75,189                  106,567
   Note payable                                                              44,685                   56,446
                                                                      -------------             ------------
        Total long-term liabilities                                         119,874                  163,013
                                                                      -------------             ------------

Commitments, Contingencies and Subsequent Events                                 --                       --

Stockholders' Equity:
   Common stock; 1,000,000,000 shares of $.00001 par value
      authorized, 380,437,118 and 380,214,618
      shares issued and outstanding                                           3,806                    3,802
   Additional paid-in capital                                            41,453,459               39,969,373
   Deficit accumulated during the development stage                     (34,020,599)             (29,079,902)
   Discount on warrants                                                  (3,816,432)              (3,230,740)
                                                                      -------------             ------------
         Total stockholders' equity                                       3,620,234                7,662,533
                                                                      -------------             ------------
         Total liabilities and stockholders' equity                   $   4,896,772             $  8,808,714
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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                          INCEPTION
                                                                                                        (FEBRUARY 20,
                                       THREE MONTHS ENDED                  SIX MONTHS ENDED               1984) TO
                                            JUNE 30,                          JUNE 30,                     JUNE 30,
                                 -------------------------------     -------------------------------     ------------
                                      2001              2000              2001              2000             2001
                                 -------------     -------------     -------------     -------------     ------------
Revenues                         $       9,118     $       1,933     $      11,483     $       4,961     $    225,774
                                 -------------     -------------     -------------     -------------     ------------
Costs and Expenses:
   Research and development            903,764           588,027         2,142,872         1,283,102       10,867,827
   General and administrative          956,315           610,402         1,840,145         1,365,825       13,607,995
   Compensation expense                     --                --           357,975                --        2,470,046
   Depreciation                        103,818            76,209           229,092           143,969        1,137,707
                                 -------------     -------------     -------------     -------------     ------------
                                     1,963,897         1,274,638         4,570,084         2,792,896       28,083,575
                                 -------------     -------------     -------------     -------------     ------------
Loss from Operations                (1,954,779)       (1,272,705)       (4,558,601)       (2,787,935)     (27,857,801)
                                 -------------     -------------     -------------     -------------     ------------
Other Income (Expense):
   Interest income                      28,324            49,628            96,955            74,591          861,073
   Other income                             --                --                --                --          120,093
   Interest expense                   (272,495)         (113,351)         (479,051)         (677,504)      (7,143,964)
                                 -------------     -------------     -------------     -------------     ------------
                                      (244,171)          (63,723)         (382,096)         (602,913)      (6,162,798)
                                 -------------     -------------     -------------     -------------     ------------
Net Loss                         $  (2,198,950)    $  (1,336,428)    $  (4,940,697)    $  (3,390,848)    $(34,020,599)
                                 =============     =============     =============     =============     ============
Net Loss Per Share of Common
   Stock - Basic and Diluted     $       (0.01)    $       (0.00)    $       (0.01)    $       (0.01)
                                 =============     =============     =============     =============
Weighted Average Number of
   Common Shares Outstanding       375,730,988       328,713,278       375,730,988       328,713,278
                                 =============     =============     =============     =============


            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2001


                                                                           COMMON STOCK                            DEFICIT
                                                                   -----------------------------                  ACCUMULATED
                                                                   AMOUNT                           ADDITIONAL    DURING THE
                                                                    PER                              PAID-IN      DEVELOPMENT
                                                                   SHARE      SHARES      AMOUNT     CAPITAL         STAGE
                                                                   -----      ------      ------    ----------     ------------
Balance, inception (February 20, 1984) as previously reported                       --    $ 1,000     $      --     $  (1,000)

Adjustment for pooling of interests                                                 --     (1,000)        1,000            --
                                                                           -----------    -------     ---------     ---------

Balance, inception, as restated                                                     --         --         1,000        (1,000)

   Net loss, period ended December 31, 1984                                         --         --            --       (17,809)
                                                                           -----------    -------     ---------     ---------

Balance, December 31, 1984                                                          --         --         1,000       (18,809)

   Issuance of common stock for cash                             $ 0.00    113,846,154      1,138           170            --
   Net loss, year ended December 31, 1985                                           --         --            --       (25,459)
                                                                           -----------    -------     ---------     ---------

Balance, December 31, 1985                                                 113,846,154      1,138         1,170       (44,268)

   Issuance of common stock - public offering                      0.01     40,000,000        400       399,600            --
   Issuance of underwriter's warrants                                               --         --           100            --
   Expenses of public offering                                                      --         --      (117,923)           --
   Issuance of common stock, exercise of "A" warrants              0.03        819,860          9        24,587            --
   Net loss, year ended December 31, 1986                                           --         --            --      (159,674)
                                                                           -----------    -------     ---------     ---------

Balance, December 31, 1986                                                 154,666,014      1,547       307,534      (203,942)
                                                                           -----------    -------     ---------     ---------


            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2001




                                                                     COMMON STOCK                                 DEFICIT
                                                         ----------------------------------                     ACCUMULATED
                                                         AMOUNT                               ADDITIONAL         DURING THE
                                                          PER                                  PAID-IN          DEVELOPMENT
                                                         SHARE        SHARES        AMOUNT     CAPITAL             STAGE
                                                         -----        ------        ------    ----------        ------------
Balance, December 31, 1986                                          154,666,014    $    1,547    $   307,534     $  (203,942)
   Issuance of common stock, exercise of "A" warrants      $0.03      38,622,61           386      1,158,321              --
   Expenses of stock issuance                                                --            --        (11,357)             --
   Acquisition of subsidiary for cash                                        --            --        (46,000)             --
   Cancellation of debt due to stockholders                                  --            --         86,565              --
   Net loss, period ended December 31, 1987                                  --            --             --        (258,663)
                                                                    -----------    ----------    -----------     -----------

Balance, December 31, 1987                                          193,288,632         1,933      1,495,063        (462,605)
   Net loss, year ended December 31, 1988                                    --            --             --        (199,690)
                                                                    -----------    ----------    -----------     -----------

Balance, December 31, 1988                                          193,288,632         1,933      1,495,063        (662,295)
   Net loss, year ended December 31, 1989                                    --            --             --        (270,753)
                                                                    -----------    ----------    -----------     -----------

Balance, December 31, 1989                                          193,288,632         1,933      1,495,063        (933,048)
   Issuance of common stock, expiration of redemption
      offer on "B" warrants                                 0.05      6,729,850            67        336,475              --
   Issuance of common stock, exercise of "B" warrants       0.05        268,500             3         13,422              --
   Issuance of common stock, exercise of "C" warrants       0.08         12,900            --          1,032              --
   Net loss, year ended December 31, 1990                                    --            --             --        (267,867)
                                                                    -----------    ----------    -----------     -----------

Balance, December 31, 1990                                          200,299,882         2,003      1,845,992      (1,200,915)
                                                                    -----------    ----------    -----------     -----------

            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2001


                                                                                 COMMON STOCK                          DEFICIT
                                                                        ----------------------------                  ACCUMULATED
                                                                        AMOUNT                          ADDITIONAL    DURING THE
                                                                         PER                             PAID-IN      DEVELOPMENT
                                                                        SHARE     SHARES      AMOUNT     CAPITAL         STAGE
                                                                        -----     ------      ------    ----------     ------------
Balance, December 31, 1990                                                      200,299,882    $2,003    $1,845,992    $(1,200,915)
   Issuance of common stock, exercise of "B" warrants             $    0.05          11,400        --           420             --
   Issuance of common stock, exercise of "C" warrants                  0.08           2,500        --           200             --
   Issuance of common stock, exercise of underwriters warrants         0.01       3,760,000        38        45,083             --
   Net loss, year ended December 31, 1991                                                --        --            --       (249,871)
                                                                                -----------    ------    ----------    -----------

Balance, December 31, 1991                                                      204,073,782     2,041     1,891,695     (1,450,786)
   Issuance of common stock, for testing                               0.04      10,000,000       100       404,900             --
   Issuance of common stock, for consulting services                   0.06         500,000         5        27,495             --
   Issuance of common stock, exercise of "B" warrants                  0.05       7,458,989        75       372,875             --
   Issuance of common stock, exercise of "C" warrants                  0.08       5,244,220        52       419,487             --
   Expenses of stock issuance                                                                                               (7,792)
   Net loss, year ended December 31, 1992                                                --        --            --       (839,981)
                                                                                -----------    ------    ----------    -----------

Balance, December 31, 1992                                                      227,276,991     2,273     3,108,660     (2,290,767)
   Issuance of common stock, for consulting services                   0.06         500,000         5        27,495             --
   Issuance of common stock, for consulting services                   0.03       3,500,000        35       104,965             --
   Issuance of common stock, for testing                               0.04       5,000,000        50       174,950             --
   Net loss, year ended December 31, 1993                                                --        --            --       (563,309)
                                                                                -----------    ------    ----------    -----------
Balance, December 31, 1993                                                      236,276,991     2,363     3,416,070     (2,854,076)
                                                                                -----------    ------    ----------    -----------



            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2001



                                                                COMMON STOCK                             DEFICIT
                                                       ----------------------------                    ACCUMULATED
                                                       AMOUNT                          ADDITIONAL      DURING THE         DEFERRED
                                                        PER                             PAID-IN        DEVELOPMENT     COMPENSATION
                                                       SHARE     SHARES      AMOUNT     CAPITAL           STAGE            COST
                                                       -----     ------      ------    ----------    ---------------   -----------
Balance, December 31, 1993                                     236,276,991   $2,363   $3,416,070   $  --   $(2,854,076)   $  --
   Issuance of common stock, for consulting services   $0.05     4,750,000       47      237,453      --            --       --
   Issuance of common stock, exercise of options        0.08       400,000        4       31,996      --            --       --
   Issuance of common stock, exercise of options        0.10       190,000        2       18,998      --            --       --
   Net loss, year ended December 31, 1994                               --       --           --      --      (440,837)      --
                                                               -----------   ------   ----------   -----   -----------    -----
Balance, December 31, 1994                                     241,616,991    2,416    3,704,517      --    (3,294,913)      --
   Issuance of common stock, exercise of options        0.05     3,333,333       33      166,633      --            --       --
   Issuance of common stock, exercise of options        0.08     2,092,850       21      167,407      --            --       --
   Issuance of common stock, exercise of options        0.10     2,688,600       27      268,833      --            --       --
   Issuance of common stock, for consulting services    0.11     1,150,000       12      126,488      --            --       --
   Issuance of common stock, for consulting services    0.14       300,000        3       41,997      --            --       --
   Net loss, year ended December 31, 1995                               --       --           --      --      (401,884)      --
                                                               -----------   ------   ----------   -----   -----------    -----
Balance, December 31, 1995                                     251,181,774    2,512    4,475,875      --    (3,696,797)      --
                                                               -----------   ------   ----------   -----   -----------    -----



            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2001


                                                              COMMON STOCK                               DEFICIT
                                                       ----------------------                          ACCUMULATED
                                                       AMOUNT                  ADDITIONAL               DURING THE    DEFERRED
                                                        PER                     PAID-IN    SUBSCRIPTION DEVELOPMENT  COMPENSATION
                                                       SHARE   SHARES   AMOUNT  CAPITAL     RECEIVABLE    STAGE         COST
                                                       -----   ------   ------ ----------   ---------  ------------  -----------
Balance, December 31, 1995                                 251,181,774  $2,512  $4,475,875  $     --   $(3,696,797)  $      --
   Issuance of common stock, exercise of options    $0.05    3,333,334      33     166,634        --            --          --
   Issuance of common stock, exercise of options     0.08    1,158,850      12      92,696        --            --          --
   Issuance of common stock, exercise of options     0.10    7,163,600      72     716,288        --            --          --
   Issuance of common stock, exercise of options     0.11      170,000       2      18,698        --            --          --
   Issuance of common stock, exercise of options     0.12    1,300,000      13     155,987        --            --          --
   Issuance of common stock, exercise of options     0.18    1,400,000      14     251,986        --            --          --
   Issuance of common stock, exercise of options     0.19      500,000       5      94,995        --            --          --
   Issuance of common stock, exercise of options     0.20      473,500       5      94,695        --            --          --
   Issuance of common stock, for services rendered   0.50      350,000       3     174,997        --            --          --
   Options granted                                                  --      --     760,500        --            --    (473,159)
   Subscription receivable                                          --      --          --   (19,000)           --          --
   Net loss, year ended December 31, 1996                           --      --          --        --    (1,154,740)         --
                                                           -----------  ------  ----------  --------   -----------   ---------

Balance, December 31, 1996                                 267,031,058   2,671   7,003,351   (19,000)   (4,851,537)   (473,159)
                                                           -----------  ------  ----------  --------   -----------   ---------

            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2001


                                                             COMMON STOCK                                DEFICIT
                                                       -----------------------                         ACCUMULATED
                                                       AMOUNT                  ADDITIONAL               DURING THE    DEFERRED
                                                        PER                     PAID-IN    SUBSCRIPTION DEVELOPMENT  COMPENSATION
                                                       SHARE   SHARES   AMOUNT  CAPITAL     RECEIVABLE    STAGE         COST
                                                       -----   ------   ------ ----------   ---------  ------------  -----------
Balance, December 31, 1996                                    267,031,058 $2,671 $ 7,003,351  $(19,000)  $(4,851,537)  $(473,159)

   Issuance of common stock, exercise of options      $ 0.08    3,333,333     33     247,633        --            --          --
   Issuance of common stock, conversion of debt         0.20    1,648,352     16     329,984        --            --          --
   Issuance of common stock, conversion of debt         0.15      894,526      9     133,991        --            --          --
   Issuance of common stock, conversion of debt         0.12    2,323,580     23     269,977        --            --          --
   Issuance of common stock, conversion of debt         0.15    1,809,524     18     265,982        --            --          --
   Issuance of common stock, conversion of debt         0.16      772,201      8     119,992        --            --          --
   Issuance of common stock, for services rendered      0.41       50,000     --      20,500        --            --          --
   Issuance of common stock, for services rendered      0.24      100,000      1      23,999        --            --          --
   Beneficial conversion feature, February debenture                   --     --     413,793        --            --          --
   Beneficial conversion feature, October debenture                    --     --   1,350,000        --            --          --
   Warrant costs, February debenture                                   --     --      37,242        --            --          --
   Warrant costs, October debenture                                    --     --     291,555        --            --          --
   Amortization of deferred compensation cost                          --     --          --        --            --     399,322
   Imputed interest on convertible debenture                           --     --       4,768        --            --          --
   Net loss, year ended December 31, 1997                              --     --          --        --    (4,141,729)         --
                                                              ----------- ------ -----------  --------   -----------   ---------

Balance, December 31, 1997                                    277,962,574  2,779  10,512,767   (19,000)   (8,993,266)    (73,837)
                                                              ----------- ------ -----------  --------   -----------   ---------



            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2001



                                                            COMMON STOCK                                   DEFICIT
                                                       -----------------------                           ACCUMULATED
                                                       AMOUNT                  ADDITIONAL                 DURING THE    DEFERRED
                                                        PER                     PAID-IN    SUBSCRIPTION   DEVELOPMENT  COMPENSATION
                                                       SHARE   SHARES   AMOUNT  CAPITAL     RECEIVABLE      STAGE        COST
                                                       -----   ------   ------ ----------   ---------    ------------  ----------
Balance, December 31, 1997                                  277,962,574  $2,779  $ 10,512,767   $(19,000) $ (8,993,266)  $ (73,837)

   Issuance of common stock, exercise of options     $0.12      295,000       3        35,397         --            --          --
   Issuance of common stock, exercise of options      0.14      500,000       5        69,995         --            --          --
   Issuance of common stock, exercise of options      0.16      450,000       5        71,995         --            --          --
   Issuance of common stock, exercise of options      0.20       10,000      --         2,000         --            --          --
   Issuance of common stock, exercise of options      0.26      300,000       3        77,997         --            --          --
   Issuance of common stock, conversion of debt       0.13    1,017,011      10       132,990         --            --          --
   Issuance of common stock, conversion of debt       0.14    2,512,887      25       341,225         --            --          --
   Issuance of common stock, conversion of debt       0.15    5,114,218      51       749,949         --            --          --
   Issuance of common stock, conversion of debt       0.18    1,491,485      15       274,985         --            --          --
   Issuance of common stock, conversion of debt       0.19    3,299,979      33       619,967         --            --          --
   Issuance of common stock, conversion of debt       0.22    1,498,884      15       335,735         --            --          --
   Issuance of common stock, conversion of debt       0.23    1,870,869      19       424,981         --            --          --
   Issuance of common stock, for services rendered    0.21      100,000       1        20,999         --            --          --
   Beneficial conversion feature, November debenture                                                                       625,000
   Warrant costs, November debenture                                                                                        48,094
   Amortization of deferred compensation cost                        --      --            --         --            --      59,068
   Write off of subscription receivable                              --      --       (19,000)    19,000            --          --
   Net loss, year ended December 31, 1998                            --      --            --         --    (4,557,710)         --
                                                            -----------  ------  ------------   --------  ------------   ---------
Balance, December 31, 1998                                  296,422,907   2,964    14,325,076         --   (13,550,976)    (14,769)
                                                            -----------  ------  ------------   --------  ------------   ---------

            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2001


                                                             COMMON STOCK                                  DEFICIT
                                                       -----------------------                           ACCUMULATED
                                                       AMOUNT                  ADDITIONAL                 DURING THE    DEFERRED
                                                        PER                     PAID-IN    SUBSCRIPTION   DEVELOPMENT  COMPENSATION
                                                       SHARE   SHARES   AMOUNT  CAPITAL     RECEIVABLE      STAGE        COST
                                                       -----   ------   ------ ----------   ---------    ------------  ----------
Balance, December 31, 1998                                    296,422,907  $  2,964  $14,325,076  $(13,550,976)  $(14,769)$    --
   Issuance of common stock, securities
     purchase agreement                            $    0.16    4,917,276        49      802,451            --       --        --
   Issuance of common stock, securities
     purchase agreement                                 0.27    1,851,852        18      499,982            --       --        --
   Issuance of common stock, for services
     rendered                                           0.22      100,000         1       21,999            --       --        --
   Issuance of common stock, for services
     rendered                                           0.25      180,000         2       44,998            --       --        --
   Beneficial conversion feature, August
     debenture                                                         --        --      687,500            --       --        --
   Beneficial conversion feature, December
     debenture                                                         --        --      357,143            --       --        --
   Warrant costs, securities purchase agreement                        --        --      494,138            --       --  (494,138)
   Warrant costs, securities purchase agreement                        --        --       37,025            --       --   (37,025)
   Warrant costs, August debenture                                     --        --       52,592            --       --        --
   Warrant costs, December debenture                                   --        --        4,285            --       --        --
   Amortization of warrant costs, securities
     purchase agreement                                                --        --           --            --       --   102,674
   Amortization of deferred compensation cost                          --        --           --            --   14,769        --
   Compensation expense related to modification
     of existing options                                               --        --      210,144            --       --        --
   Net loss, year ended December 31, 1999                              --        --           --    (6,174,262)      --        --
                                                              -----------  --------  -----------  ------------   ------  --------
Balance, December 31, 1999                                    303,472,035     3,034   17,537,333   (19,725,238)      --  (428,489)
                                                              -----------  --------  -----------  ------------   ------  --------


            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2001




                                                        COMMON STOCK                                     DEFICIT
                                                 ------------------------                              ACCUMULATED
                                                 AMOUNT                      ADDITIONAL                 DURING THE    DEFERRED
                                                  PER                         PAID-IN    SUBSCRIPTION   DEVELOPMENT  COMPENSATION
                                                 SHARE   SHARES   AMOUNT      CAPITAL     RECEIVABLE      STAGE        COST
                                                 -----   ------   ------     ----------   ---------    ------------  ----------
Balance, December 31, 1999                             303,472,035  $3,034  $ 17,537,333   $(19,725,238)  $  --    $(428,489)

Issuance of common stock, exercise of options   $0.14      600,000       6        83,994             --      --           --
Issuance of common stock, exercise of options    0.15    1,600,000      16       239,984             --      --           --
Issuance of common stock, exercise of options    0.16      650,000       7       103,994             --      --           --
Issuance of common stock, exercise of options    0.17      100,000       1        16,999             --      --           --
Issuance of common stock, exercise of options    0.21      792,500       8       166,417             --      --           --
Issuance of common stock, exercise of options    0.25    1,000,000      10       246,090             --      --           --
Issuance of common stock, exercise of options    0.27      281,000       3        75,867             --      --           --
Issuance of common stock, exercise of options    0.36      135,000       1        48,599             --      --           --
Issuance of common stock, exercise of warrants   0.20      220,589       2        44,998             --      --           --
Issuance of common stock, exercise of warrants   0.24      220,589       2        53,998             --      --           --
Issuance of common stock, exercise of warrants   0.28       90,909       1        24,999             --      --           --
Issuance of common stock, exercise of warrants   0.33       90,909       1        29,999             --      --           --
Issuance of common stock, conversion of debt     0.14   35,072,571     351     4,907,146             --      --           --
Issuance of common stock, conversion of debt     0.19    1,431,785      14       275,535             --      --           --
Issuance of common stock, conversion of debt     0.20    1,887,500      19       377,481             --      --           --
Issuance of common stock, conversion of debt     0.36       43,960      --        15,667             --      --           --
Issuance of common stock, cashless exercise
  of warrants                                              563,597       6       326,153             --      --           --
Issuance of common stock, services rendered      0.47      100,000       1        46,499             --      --           --
Private placement of common stock                0.22   13,636,357     136     2,999,864             --      --           --
Private placement of common stock                0.30    4,960,317      50     1,499,950             --      --           --
Private placement of common stock                0.40   13,265,000     133     5,305,867             --      --           --
Cashless exercise of warrants                                   --      --      (326,159)            --      --           --
Beneficial conversion feature, January
  Debenture                                                     --      --       386,909             --      --           --
Warrant costs, consulting agreement                             --      --       200,249             --      --           --
Warrant costs, January Debenture                                --      --        13,600             --      --           --
Warrant costs, private placement                                --      --     3,346,414             --      --   (3,346,414)
Recovery of subscription receivable
  previously written off                                        --      --        19,000             --      --           --
Amortization of warrant costs, securities
  purchase agreements                                           --      --            --             --      --      544,163
Compensation expense related to modification
  of existing options                                           --      --     1,901,927             --      --           --
Net loss, year ended December 31, 2000                          --      --            --     (9,354,664)     --           --
                                                       -----------  ------  ------------   ------------   -----  -----------
Balance, December 31, 2000                             380,214,618   3,802    39,969,373    (29,079,902)     --   (3,230,740)
                                                       -----------  ------  ------------   ------------   -----  -----------


            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2001





                                                      COMMON STOCK                                       DEFICIT
                                                 -----------------------                               ACCUMULATED
                                                 AMOUNT                      ADDITIONAL                 DURING THE    DEFERRED
                                                  PER                         PAID-IN    SUBSCRIPTION   DEVELOPMENT  COMPENSATION
                                                 SHARE   SHARES   AMOUNT      CAPITAL     RECEIVABLE      STAGE        COST
                                                 -----   ------   ------     ----------   ---------    ------------  ----------
Balance, December 31, 2000                               380,214,618   $3,802   $39,969,373   $(29,079,902)   $--   $(3,230,740)

Issuance of common stock, exercise of options   $ 0.27        40,000        1        10,799             --     --            --
Issuance of common stock, exercise of options     0.36        20,000        1         7,199             --     --            --
Private placement shares issued                   0.40       162,500        2        64,998             --     --            --
Warrant costs, private placement                                  --       --        23,962             --     --       (23,962)
Warrant costs, private equity line of credit                      --       --     1,019,153             --     --    (1,019,153)
Amortization of warrants costs, securities
  purchase agreements                                             --       --            --             --     --       457,423
Compensation expense related to modification
  of existing options                                             --       --       357,975             --     --            --
Net loss, six months ended June 30, 2001                          --       --            --     (4,940,697)    --            --
                                                         -----------   ------   -----------   ------------    ---   -----------

Balance, June 30, 2001 (Unaudited)                       380,437,118   $3,806   $41,453,459   $(34,020,599)   $--   $(3,816,432)
                                                         ===========   ======   ===========   ============    ===   ===========


            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                               INCEPTION
                                                                                     SIX MONTHS ENDED         (FEBRUARY 20,
                                                                                         JUNE 30,                1984) TO
                                                                               ---------------------------       JUNE 30,
                                                                                   2001            2000            2001
                                                                               -----------     -----------     ------------
Cash Flows from Operating Activities:
   Net loss                                                                    $(4,940,697)    $(3,390,848)    $(34,020,599)
                                                                               -----------     -----------     ------------
   Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation                                                              229,092         143,969        1,137,617
         Amortization of debt issue costs                                            6,974         106,030          786,189
         Amortization of deferred interest cost on beneficial
            conversion feature of convertible debenture                                 --         386,909        3,820,270
         Amortization of discount on warrants                                      457,423         225,602        1,507,116
         Amortization of discount on warrants - consulting services                     --         156,113          230,249
         Amortization of deferred compensation cost                                     --              --          760,500
         Issuance of common stock for debenture interest                                --              --           76,212
         Issuance of common stock for services                                          --              --        1,551,000
         Expenses related to modification of existing options                      357,975              --        2,470,046
         Other                                                                          --              --           (1,607)
         Changes in operating assets and liabilities:
            Increase in inventory                                                       --              --          (19,729)
            Increase in other current assets                                       (83,419)        (15,788)        (148,217)
            Increase in other assets                                               (25,098)        (25,050)      (1,520,093)
            Increase (decrease) in accounts payable and accrued liabilities        169,483        (181,394)       1,078,644
                                                                               -----------     -----------     ------------
                  Total adjustments                                              1,112,430         796,391       11,728,197
                                                                               -----------     -----------     ------------
                  Net cash used by operating activities                         (3,828,267)     (2,594,457)     (22,292,402)
                                                                               -----------     -----------     ------------

Cash Flows from Investing Activities:
   Purchase of investments                                                              --              --       (6,292,979)
   Proceeds from sale of investments                                                    --              --        6,292,979
   Expenditures for property and equipment                                        (903,898)       (472,968)      (3,372,119)
   Proceeds from sale of property and equipment                                         --              --            1,200
                                                                               -----------     -----------     ------------
                  Net cash used by investing activities                           (903,898)       (472,968)      (3,370,919)
                                                                               -----------     -----------     ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of convertible debt                                           --       1,000,000        9,500,000
   Proceeds from sale of securities, net of issuance costs                          83,000       3,814,910       17,600,058
   Payments under capital lease                                                    (28,688)        (24,573)        (137,600)
   Payments on note payable                                                        (10,438)         (7,780)         (43,795)
   Recovery of subscription receivable written off                                      --          19,000           19,000
                                                                               -----------     -----------     ------------
                  Net cash provided by financing activities                         43,874       4,801,557       26,937,663
                                                                               -----------     -----------     ------------

Net Increase (Decrease) in Cash and Cash Equivalents                            (4,688,291)      1,734,132        1,274,342

Cash and Cash Equivalents, Beginning                                             5,962,633         836,876               --
                                                                               -----------     -----------     ------------

Cash and Cash Equivalents, Ending                                              $ 1,274,342     $ 2,571,008     $  1,274,342
                                                                               ===========     ===========     ============


            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

             The accompanying unaudited consolidated condensed financial statements at June 30, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2001 and results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain amounts in the 2000 financial statements have been reclassified to conform to 2001 presentation. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2.  COMMITMENTS AND CONTINGENCIES

         LIQUIDITY

             The Company has suffered accumulated net losses of approximately $34,000,000 during its history. The Company is dependent upon registration of Product R for sale before it can begin commercial operations. As used in this report, the term Product R refers to the current formulation as well as the former formulation, which is known by the trade name Reticulose(R). The Company's cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials required by the FDA. Unless and until Product R is approved for sale in the United States or another industrially developed country, the Company will be dependent upon the continued sale of its securities, debt or equity financing for funds to meet its cash requirements.

             During November and December 2000, the Company completed several private placements of its securities under securities purchase agreements in which it has received cash proceeds of $6,871,000. In February 2001, the Company entered into a private equity line of credit agreement to sell up to $50,000,000 of common stock, which it anticipates realizing during 2001 (see Note 3 - Private Equity Line of Credit). Additionally, during July 2001, the Company completed additional private placements of securities in which it received cash proceeds of $1,490,000 (see Note 3 - Subsequent Events).

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

         LACK OF PATENT PROTECTION

             The Company has four issued U.S. patents, one allowed U.S. patent and one issued Australian patent for the use of Product R. The Company currently has 15 patent applications pending with the U.S. Patent Office and 18 foreign patent applications. The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing a similar product. There can be no assurance that such patents, if obtained, will be enforceable.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         TESTING AGREEMENTS

         PLATA PARTNERS LIMITED PARTNERSHIP

             Pursuant to the Plata Agreement, the Company authorized the issuance to Plata of 5,000,000 shares of common stock and options to purchase an additional 5,000,000 shares at $0.08 per share through July 9, 1994 (the "Plata Options") and 5,000,000 shares at $0.10 per share through July 9, 1994 (the "Additional Plata Options"). Pursuant to several amendments, the Plata Options and the Additional Plata Options were exercisable through June 30, 2000 at an exercise price of $0.15 and $0.17, respectively. The fair value of these options was estimated to be $32,925 ($0.0348 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; risk free interest rate of 6%. This amount was charged to compensation expense at December 31, 1999 as it related to services previously provided. Through June 30, 2001, the Company has received approximately $1,422,000 pursuant to the issuance of approximately 9.8 million shares in connection with the exercise of the Plata Options and the Additional Plata Options.

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

         TESTING AGREEMENTS (Continued)

         ARGENTINE AGREEMENTS (Continued)

             with the following assumptions: expected volatility of 20%; risk free interest rate of 6%. This amount was charged to compensation expense at December 31, 1999 as it related to services previously provided. Effective July 1, 2000, these options were extended to December 31, 2000 at an exercise price of $0.22 per share. As a result of the modification of the option terms, the fair value of these options was estimated to be $166,860 ($0.2273 per option share) based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 50%; risk free interest rate of 6%. This amount was charged to expense related to modification of existing option terms during the year ended December 31, 2000. Effective December 31, 2000, these options were extended to December 31, 2001 at an exercise price of $0.24 per share. As a result of the modification of the option terms, the fair value of these options was estimated to be $108,429 ($0.1457 per option share) based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; risk free interest rate of 6%. This amount was charged to expense related to modification of existing option terms during the year ended December 31, 2000. As of June 30, 2001, 1,256,000 shares of common stock were issued pursuant to the exercise of these options for an aggregate exercise price of approximately $261,500.

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

             In February 1998, the Company entered into an agreement with DCT (the "Concurrent Agreement") whereby the Company agreed to provide DCT or its assignees, up to $413,000 to cover the costs of a study in 65 patients to compare the results of treatment of patients with AIDS taking a three drug cocktail and Product R with those taking a three drug cocktail and a placebo. As of June 30, 2001, the Company advanced approximately $50,000 for such study, which has been accounted for as research and development expense.

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

             In July 1998, the Company authorized expenditures of up to $90,000 to study the effects of Product R in inhibiting the mutation of the AIDS virus. As of June 30, 2001, the Company advanced approximately $70,000 for such study, which has been accounted for as research and development expense.

             As of June 30, 2001, the Company advanced approximately $442,000 for expenses in connection with the drug approval process in Argentina.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         TESTING AGREEMENTS (Continued)

         BARBADOS STUDY

             A double blind study assessing the efficacy of the Company's drug Product R in 43 human patients diagnosed with HIV (AIDS) has been conducted at the Queen Elizabeth Hospital, Bridgetown, Barbados (the "Barbados Study"). As of June 30, 2001, the Company expended approximately $390,000 to cover the costs of the Barbados Study.

             In July 1998, the Company authorized expenditures of up to $45,000 to study the effects of Product R in inhibiting the mutation of the AIDS virus. As of June 30, 2001, the Company advanced approximately $20,000 for such study, which has been accounted for as research and development expense.

         ISRAEL STUDIES

             In January 2001, the Company entered into a 12 month agreement with the Weizmann Institute of Science, and Yeda, its developmental arm in Israel, to conduct research on the effects of Product R on the immune system, especially on T lymphocytes. In addition, scientists will explore the effects of Product R on adjuvant arthritis. The total cost to the Company of this research is expected to be approximately $120,000. As of June 30, 2001, the Company advanced $60,000 for such research, which has been accounted for as research and development expense.

             In April 2001, the Company formalized a 12 month agreement with Selikoff Center in Israel to develop clinical trials in Israel using Product R. It is anticipated that these trials will support future FDA application. The Center will begin with clinical trials using Product R to mitigate the toxic effect of chemotherapy in patients with advanced stage cancer and develop further clinical trials using Product R to treat other diseases as well. The cost of the first phase of this research is expected to be approximately $250,000. As of June 30, 2001, the Company advanced $57,000 for such research, which has been accounted for as research and development expense.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         HIRSCHMAN AGREEMENT (Continued)

             Hirschman 1,000,000 shares of the Company's common stock and the option to acquire 5,000,000 shares of the Company's common stock for a period of three years as per the vesting schedule as referred to in the agreement, at a purchase price of $0.18 per share. As of June 30, 2001, 900,000 shares have been issued upon exercise of these options for cash consideration of $162,000 under this Agreement.

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

             As of June 30, 2001, 976,000 shares of common stock were issued pursuant to the exercise of stock options by Richard Rubin. Mr. Rubin has, from time to time in the past, advised the Company on matters unrelated to his consultation with Dr. Hirschman.

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

             In May 2000, the Company and Dr. Hirschman entered into a second amended and restated employment agreement (the "Agreement") which supersedes in its entirety the July 1988 Employment Agreement. Pursuant to this Agreement, Dr. Hirschman was employed to serve as Chief Executive Officer and President of the Company until December 31, 2002. The Agreement further provides that Bernard Friedland and William Bregman will vote all shares owned or voted by them in favor of Dr. Hirschman as a member of the Board of Directors of the Company. The Agreement provides for Dr. Hirschman to receive an annual base salary of $361,000 (effective January 1, 2000), use of an automobile, major medical, disability, dental and term life insurance benefits for the term of his employment and for the payment of $100,000 to Dr. Hirschman on the earlier to occur of (i) the date an IND number is obtained from and approved by the FDA so that human research may be conducted using Product R; or (ii) the execution of an agreement relating to co-marketing pursuant to which one or more third parties commit to make payments to us of at least $15 million. The Agreement also provides for previously issued options to acquire 23,000,000 shares of common stock at $0.27 per option share to be immediately vested as of the date of this agreement and are exercisable until February 17, 2008.

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

         OTHER EMPLOYEES

             On January 3 and December 29, 2000, the Company issued to certain other employees stock options to acquire an aggregate of 430,000 and 716,000 shares of common stock at an exercise price of $0.21 and $0.328 per share, respectively. These options expire on January 2, 2010 and December 29, 2010, respectively, and vest in 20% increments at the end of each year for five years.

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

                                                                    AS REPORTED
                                                                 SIX MONTHS ENDED      PRO FORMA           AS
                                                                   JUNE 30, 2001       ADJUSTMENT       ADJUSTED
                                                                 -----------------     ----------       --------

              Net loss                                              $(4,940,697)      $(1,187,322)    $(6,128,019)
                                                                     ==========        ==========      ==========
              Net loss per share                                         $(0.01)           $(0.01)         $(0.02)
                                                                     ==========        ==========      ==========


                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         OTHER EMPLOYEES (Continued)


                                                                    AS REPORTED
                                                                 SIX MONTHS ENDED      PRO FORMA           AS
                                                                   JUNE 30, 2000       ADJUSTMENT       ADJUSTED
                                                                 -----------------     ----------       --------
              Net loss                                              $(3,390,848)       $(297,766)     $(3,688,614)
                                                                     ==========         ========       ==========
              Net loss per share                                         $(0.01)          $(0.00)          $(0.01)
                                                                     ==========         ========       ==========

             There were no other options outstanding that would require pro forma presentation.

         COHEN AGREEMENTS

             In September 1992, the Company entered into a one year consulting agreement with Leonard Cohen (the "September 1992 Cohen Agreement"). The September 1992 Cohen Agreement required that Mr. Cohen provide certain consulting services to the Company in exchange for the Company's issuing to Mr. Cohen 1,000,000 shares of common stock (the "September 1992 Cohen Shares"), 500,000 of which were issuable upon execution of the September 1992 Cohen Agreement and the remaining 500,000 shares of which were issuable upon Mr. Cohen completing 50 hours of consulting service to the Company. The Company issued the first 500,000 shares to Mr. Cohen in October 1992 and the remaining 500,000 shares to Mr. Cohen in February 1993. Further pursuant to the September 1992 Cohen Agreement, the Company granted to Mr. Cohen the option to acquire, at any time and from time to time through September 10, 1993 (which date has been extended through June 30, 2000), the option to acquire 3,000,000 shares of common stock of the Company at an exercise price of $0.09 per share (which exercise price has been increased to $0.16 per share) (the "September 1992 Cohen Options"). The fair value of these options was estimated to be $59,030 ($0.0347 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; risk free interest rate of 6%. This amount was charged to compensation expense at December 31, 1999 as it related to services previously provided. Effective July 1, 2000, these options were extended to December 31, 2000 at an exercise price of $0.17 per share. As a result of the modification of the option terms, the fair value of these options was estimated to be $55,023 ($0.2751 per option share) based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 50%; risk free interest rate of 6%. This amount has been charged to compensation expense related to modification of existing option terms during the year ended December 31, 2000. Effective December 31, 2000, these options were extended to December 31, 2001 at an exercise price of $0.19 per share. As a result of the modification of the option terms, the fair value of these options was estimated to be $17,311 ($0.1731 per option share) based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; risk free interest rate of 6%. This amount has been charged to compensation expense related to modification of existing option terms during the year ended December 31, 2000. As of June 30, 2001, 2,900,000 of the September 1992 Cohen Options have been exercised for cash consideration of $403,000.

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

             In July 1994, in consideration for services related to the introduction, negotiation and execution of a distribution agreement, the Company issued: (i) to Mr. Cohen, an additional 2,500,000 shares (the "April 1994 Cohen Shares") and (ii) to each of Elliot Bauer and Lee Rizzuto, 625,000 shares (the "Bauer and Rizzuto Shares") as well as options to acquire an additional 5,000,000 shares each at $0.10 per share exercisable through May 1, 1996 (the "Bauer and Rizzuto Options"). Through June 30, 2001, 2,855,000 shares were issued pursuant to the exercise of the Bauer and Rizzuto Options for an aggregate exercise price of $285,500. Mr. Rizzuto sold all of his shares and all shares underlying his options. Pursuant to several amendments, the remaining Bauer options were exercisable through June 30, 2000 at an option price of $0.14. The fair value of these options was estimated to be $116,101 ($0.0541 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; risk free interest rate of 6%. This amount was charged to compensation expense at December 31, 1999 as it related to services previously provided. Effective July 1, 2000, these options were extended to December 31, 2000 at an exercise price of $0.16 per share. As a result of the modification of the option terms, the fair value of these options was estimated to be $953,885 ($0.2848 per option share) based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 50%; risk free interest rate of 6%. This amount was charged to expense related to modification of existing option terms during the year ended December 31, 2000. Effective December 31, 2000, these options were extended to December 31, 2001 at an exercise price of $0.18 per share. As a result of the modification of the option terms, the fair value of these options was estimated to be $600,419 ($0.1793 per option share) based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; risk free interest rate of 6%. This amount has been charged to compensation expense related to modification of existing option terms during the year ended December 31, 2000. Through June 30, 2001, 6,650,500 shares were issued pursuant to the exercise of the Bauer and Rizzuto Options for an aggregate exercise price of $696,050. Mr. Rizzuto sold all of his shares and all shares underlying his options.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         GLOBOMAX AGREEMENT

             On January 18, 1999, the Company entered into a consulting agreement with GloboMax LLC to provide services at hourly rates established by the contract to the Company's Investigational New Drug application submission and to perform all work that is necessary to obtain FDA approval. The contract was extended by mutual consent of both parties. The Company has paid approximately $2,530,000 for services rendered by GloboMax through June 30, 2001.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSTRUCTION COMMITMENT

         In November 1999, the Company entered into an agreement with an unaffiliated third party to construct leasehold improvements at an approximate cost of $380,000 for research and development purposes at the Company's Yonkers, New York facilities, which has been completed as of June 30, 2001. In October 2000, the Company entered into another agreement with the unaffiliated third party to construct additional leasehold improvements at an approximate cost of $325,000 for research and development purposes at the Company's Yonkers, New York facilities, of which $228,000 has been incurred as of June 30, 2001.

         LITIGATION

         In June 2000, the Company filed an action and complaint in the Supreme Court of New York, Westchester County, against Commonwealth Pharmaceuticals, Ltd., Immune Modulation Maximum Corp. ("IMMC") and Charles E. Miller (collectively, the "Defendants") alleging a breach by Commonwealth of an exclusive distribution agreement between the Company and Commonwealth, misappropriation of trade secrets and confidential information, conversion and conspiracy to convert the Company's property interests in Reticulose (Product R). The agreement, which the Company alleges in its complaint is currently in force and effect, provides that: (i) all laboratory or clinical studies initiated by Commonwealth for which Reticulose is provided for free must first be approved by the Company; (ii) the results of all studies, all research data and documentation and any research publications resulting from studies initiated by Commonwealth or any of its agents will belong to the Company and will be made use of at the Company's discretion; and
         (iii) such studies are only permitted as part of such agreement. In its complaint, the Company alleged that Defendant Miller filed and obtained a U.S. patent entitled "Composition Containing Peptides and Nucleic Acids and Methods of Making Same" (the "1996 patent") based on a study conducted by a third party using Reticulose obtained free of charge from the Company, and that such patent was assigned to Defendant IMMC, a company controlled by Defendant Miller, in violation of the exclusive distribution agreement.

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

         In August 2000, Commonwealth and IMMC, filed a suit against the Company in the United States District Court for the Eastern District of Michigan which alleges that IMMC, and not the Company, is the owner of the exclusive/broad rights in Reticulose, and seeks, among other things, (i) a declaratory judgment that Defendant IMMC is the exclusive owner of the broad/exclusive rights to Reticulose and the subject patent; (ii) an injunction against the Company from further attempts to use, market or assert any claims of ownership over any

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         LITIGATION (Continued)

         broad/exclusive rights in Reticulose, or the use, publication or disclosure of information regarding Reticulose; (iii) return of such information to IMMC; (iv) that the Company assign any Reticulose-related trademarks to IMMC; and (v) that the Company pay Plaintiffs of this case damages, profits, costs and attorneys' fees. The Company was served with the Complaint on August 8, 2000.

         In January 2001, the Company and Commonwealth, et al., agreed to dismiss the case in New York without prejudice. All disputes between the parties are now handled by the District Court of Michigan.

         In July 2001, the Company filed a motion for Summary Judgment seeking dismissal of Commonwealth and IMMC's claim of exclusive ownership to Reticulose and grant of such exclusive ownership to the Company. The motion is pending.

         The Company believes that the allegations contained in Commonwealth and IMMC's complaint are without merit and the Company intends to vigorously defend itself against all allegations contained therein.

NOTE 3.  SECURITIES PURCHASE AGREEMENTS

         CONVERTIBLE DEBENTURES AND WARRANTS

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

             In August 1999, in order to finance further research and development, the Company entered into a securities purchase agreement to issue an aggregate of 20 units, each unit consisting of $100,000 principal amount of the Company's 7% convertible debenture (the "August Debenture") due August 3, 2009 to Focus Investors LLC ("Focus"). Accrued interest under

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3.  SECURITIES PURCHASE AGREEMENTS (Continued)

         CONVERTIBLE DEBENTURES (Continued)

             the August Debenture was payable semi-annually, computed at the rate of 7% on the unpaid principal balance from the date of issuance until the date of the interest payment. No payment of the principal of the August Debenture may be made prior to the maturity date without the consent of the holder. The August Debenture was convertible, at the option of the holder, into shares of common stock. On January 19, 2000, February 17, 2000 and March 3, 2000 pursuant to notice by the holder, Focus, to the Company under the August Debenture, $300,000, $900,000 and $800,000, respectively, of the principal amount of the August Debenture was converted into 2,178,155, 6,440,735 and 5,729,967 shares of the common stock, respectively. As of March 3, 2000, the November Debenture was fully converted. Based on the terms for conversion associated with the August Debenture, there was an intrinsic value associated with the beneficial conversion feature of $687,500. This amount was recorded as interest expense in 1999.

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

         OTHER

             In January 1999, pursuant to a securities purchase agreement, the Company issued 4,917,276 shares of its common stock for an aggregate purchase price of $802,500. Such agreement also provided for the issuance of four warrants to purchase a total of 2,366,788 shares of common stock at prices ranging from $0.204 to $0.2448 per share at any time until December 31, 2003. The fair value of these warrants was estimated to be $494,000 ($0.209 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 6% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements. As of June 30, 2001, 441,178 shares of common stock were issued pursuant to the exercise of these warrants for an aggregate exercise price of approximately $99,000.

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

             Additionally, in connection with the above described securities purchase agreement, the Company issued warrants to purchase an aggregate of 5,454,544 shares of common stock. Fifty percent (50%) of the warrants are exercisable at $0.275 per share and fifty percent (50%) of the warrants are exercisable at $0.33 per share, until February 28, 2005. The fair value of these warrants was estimated to be $1,582,734 ($0.295 and $0.285 per warrant share) based upon a financial analysis of the terms of the warrant using the Black-Scholes Pricing Model with the following assumptions; expected volatility of 90%; a risk free interest rate of 6% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements. As of June 30, 2001, 181,818 shares of common stock were issued pursuant to the exercise of these warrants for an aggregate exercise price of approximately $55,000.

             On November 8, 2000, the Company entered into a securities purchase agreement with Harbor View Group, Inc. and various other purchasers, whereby the Company authorized the issuance and sale of up to 50,000,000 shares of common stock in a private offering transaction at a purchase price of $0.40 per share. As of June 30, 2001, 13,427,500 shares were issued for a purchase price of $5,371,000.

             Such agreement also provided for the issuance of warrants to purchase an aggregate of 30,000,000 shares of common stock, half at an exercise price of $0.48 and half at an exercise price of $0.56. As of June 30, 2001, 8,056,500 warrants had been issued (4,028,250 at $0.48 and 4,028,250 at $0.56) exercisable at any time until November 8, 2005. The fair value of these warrants was estimated to be $1,787,642 ($0.222 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; a risk free interest rate of 6% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements. The Company paid a fee of $265,300 relative to this agreement, which has been charged to interest expense.

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

         SUBSEQUENT EVENTS

             On July 19, 2001, the Company entered into a securities purchase agreement with BNC Bach International, Ltd., whereby the Company sold to BNC Bach International 3,125,000 shares of its common stock at a price of $.32 per share for an aggregate purchase price of $1,000,000.

             On July 27, 2001, the Company entered into a securities purchase agreement with various purchasers, whereby the Company agreed to sell 1,225,000 shares of its common stock at a price of $0.40 per share for an aggregate purchase price of $490,000. Additionally, the agreement authorizes the issuance of 735,000 warrants to purchase common stock, half of such warrants are exercisable at $0.48 per share and half of such are exercisable at $0.56 per share until July 27, 2006. The Company received $490,000 of proceeds in July 2001.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 4.  SUBMISSION OF IND APPLICATION

         On July 30, 2001, the Company submitted an Investigational New Drug
         (IND) application to the United States Food and Drug Administration
         (FDA) to begin Phase I clinical trials of Product R as a topical treatment for genital warts caused by human papilloma virus (HPV) infection. Upon approval of the IND application by the FDA, the Company will begin Phase I studies to evaluate safety in humans. Phase I clinical trials cannot begin until the FDA approves the IND application. There is no assurance that the FDA will approve this IND application.

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

OVERVIEW

         Advanced Viral Research Corp. was formed in July 1985 to engage in the production and marketing, promotion and sale of a pharmaceutical drug with the trade name Reticulose(R) (the current formulation of which is now known as and hereinafter referred to as Product R) for the treatment of certain viral and autoimmune diseases such as:

         o Human immunodeficiency virus, or HIV, including acquired immune deficiency syndrome, or AIDS;

         o  Hepatitis B and hepatitis C, both liver diseases;

         o Human papilloma virus, or HPV, which causes genital warts and may lead to cervical cancer; and

         o  Rheumatoid arthritis.

         As used in this report, the term "Product R" refers to the current formulation as well as the prior formulation which is known by the trade name Reticulose(R). Since 1962, when Reticulose(R) was reclassified as a "new drug" by the Food and Drug Administration, or FDA, the FDA has not permitted Reticulose(R) to be marketed in the United States. A forfeiture action was instituted in 1962 by the FDA against Reticulose(R), and it was withdrawn from the United States market. The injunction obtained by the FDA prohibits, among other things, any shipment of Product R until a new drug application, or NDA, is approved by the FDA. FDA approval of an NDA first requires clinical testing of Product R in human trials, which cannot be conducted until we first satisfy the regulatory protocols and the substantial preapproval requirements imposed by the FDA upon the introduction of any new or unapproved drug product pursuant to a notice of claimed investigational exemption for a new drug, or IND. On July 30, 2001, we submitted an IND application to the FDA to begin Phase I clinical trials of Product R as a topical treatment for genital warts caused by the human papilloma virus (HPV) infection. As of August 10, 2001, our IND application is still pending with the FDA.

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

         Shalom Z. Hirschman, M.D., our Chief Executive Officer and President, has monitored the testing of Product R and has performed analyses of Product R with our scientific staff, which we believe may be used in connection with the FDA approval process. In addition, we contracted with GloboMax LLC of Hanover, Maryland to advise us in our preparation and filing of the IND with the FDA, and to otherwise assist us through the FDA process with the objective of obtaining full approval for the manufacture and commercial distribution of Product R in the United States. On July 30, 2001, we submitted an IND application to the FDA to begin Phase I clinical trials of Product R as a topical treatment for genital warts caused by the human papilloma virus (HPV) infection.

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

RECENT FINANCINGS

         On November 8, 2000, pursuant to a securities purchase agreement with Harbor View Group and various other purchasers, we authorized the issuance and sale of up to 50,000,000 shares of our common stock and warrants to purchase an aggregate of 30,000,000 shares of common stock in a private offering transaction pursuant to Section 4(2) of the Securities Act for a purchase price of $0.40 per share. As of the date hereof, we had sold 13,427,500 shares and warrants to purchase 8,056,500 shares for an aggregate purchase price of $5,371,000. Half of the warrants are exercisable at $0.48 per share, and half of the warrants are exercisable at $0.56 per share, until November 8, 2005. Each warrant contains anti-dilution provisions, which provide for the adjustment of warrant price and warrant shares.

         On July 19, 2001, we entered into a stock purchase agreement with BNC Bach International, Ltd., a British Virgin Islands corporation, pursuant to which we issued and sold to BNC Bach International 3,125,000 shares of our common stock at $0.32 per share for an aggregate purchase price of $1,000,000.

         On July 27, 2001, pursuant to a securities purchase agreement with Harbor View Group and various other purchasers, we authorized the issuance of and sold up to 1,225,000 shares of our common stock and warrants to purchase an aggregate of 735,000 shares of common stock in a private offering transaction pursuant to Section 4(2) of the Securities Act for a purchase price of $0.40 per share, for an aggregate purchase price of $490,000. Half of the warrants are exercisable at $0.48 per share, and half of the warrants are exercisable at

$0.56 per share, until July 27, 2006. Each warrant contains anti-dilution provisions, which provide for the adjustment of warrant price and warrant shares.

RESULTS OF OPERATIONS

         For the three and six months ended June 30, 2001, we incurred losses of approximately $2,199,000 and $4,941,000 vs. approximately $1,336,000 and $3,391,000 for the three and six months ended June 30, 2000, respectively. Our increased losses were attributable primarily to:

         RESEARCH AND DEVELOPMENT EXPENSE. Our increased losses during the three and six months ended June 30, 2001 are due to increased research and development expenses (approximately $904,000 and $2,143,000 for the three and six months ended June 30, 2001 vs. $588,000 and $1,283,000 for the three and six months ended June 30, 2000, respectively). Included in the research and development expenses are:

         o consulting expenses payable to GloboMax LLC, a firm assisting us with the preparation and filing with the FDA of the IND for Product R (approximately $355,000 and $1,079,000 for the three and six months ended June 30, 2001 vs. $104,000 and $337,000 for the three and six months ended June 30, 2000, respectively);

         o expenditures in connection with laboratory supplies (approximately $98,000 and $191,000 for the three and six months ended June 30, 2001 vs. $79,000 and $148,000 for the three and six months ended June 30, 2000, respectively);

         o expenditures in connection with Product R research in Israel of $62,000 and $117,000 for the three and six month periods ended June 30, 2001;

         o expenditures in connection with the drug approval process in Argentina of approximately $98,000 and $180,000 for the three and six months ended June 30, 2000, respectively; and

         o additional expenditures for payroll, occupancy expenses and related costs for the Yonkers, New York facility (approximately $388,000 and $756,000 for the three and six months ended June 30, 2001 vs. $287,000 and $599,000 for the three and six months ended June 30, 2000, respectively).

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense was approximately $956,000 and $1,840,000 for the three and six months ended June 30, 2001 vs. $610,000 and $1,366,000 for the three and six months ended June 30, 2000, respectively). Included in the general and administrative expenses are:

         o an increase in professional fees (approximately $331,000 and $676,000 for the three and six month periods ended June 30, 2001 vs. $89,000 and $294,000 for the three and six month periods ended June 30, 2000 respectively) primarily attributable to certain legal proceedings (see "Legal Proceedings");

         o an increase in payroll and related expenses (approximately $251,000 and $503,000 for the three and six month periods ended June 30, 2001 vs. $194,000 and $395,000 for the three and six month periods ended June 30, 2000 respectively) attributable to increased employee and officer salaries, and the addition of scientific and administrative staff.

         DEPRECIATION EXPENSE. Our increased losses during the three and six months ended June 30, 2001 are also due to increased depreciation expense (approximately $104,000 and $229,000 for the three and six months ended June 30, 2001 vs. $76,000 and $144,000 for the three and six months ended June 30, 2000, respectively) due to the purchase of additional research and laboratory equipment and leasehold improvements.

         INTEREST INCOME (EXPENSE). Our losses during the three and six months ended June 30, 2001 are also due to interest expense (approximately $272,000 and $479,000 for the three and six months ended June 30, 2001 vs. $113,000 and $678,000 for the three and six months ended June 30, 2000, respectively). Interest income for the three and six months ended June 30, 2001 was approximately $28,000 and $97,000 vs. $50,000 and $75,000 for the three and six months ended June 30, 2000, respectively. Included in the interest expense are:

         o beneficial conversion feature on certain convertible debentures of approximately $387,000 for the six months ended June 30, 2000;

         o amortization of loan costs and other interest expense (as reduced by other items previously accrued at year end) of approximately $10,000 and $18,000 for the three and six months ended June 30, 2001 vs. $8,000 and $67,000 for the three and six months ended June 30, 2000, respectively; and

         o amortization of discount on certain warrants (approximately $263,000 and $461,000 for the three and six months ended June 30, 2001 vs. $106,000 and $223,000 for the three and six months ended June 30, 2000, respectively).

         REVENUES. We had sales of approximately $9,000 and $11,000 for the three and six months ended June 30, 2001 vs. $2,000 and $5,000 for the three and six months ended June 30, 2000, respectively. All sales during these periods were made to distributors purchasing Product R for testing purposes.

LIQUIDITY

         As of June 30, 2001, we had current assets of approximately $1,412,000, compared to approximately $6,017,000 at December 31, 2000, respectively. We had total assets of approximately $4,897,000 and $8,809,000 at June 30, 2001 and December 31, 2000, respectively. The decrease in current and total assets was primarily attributable to the use of cash on hand to fund operating expenditures.

         During the six months ended June 30, 2001, we used cash of approximately $3,828,000 for operating activities, as compared to approximately $2,594,000 during the six months ended June 30, 2000, respectively. During the six months ended June 30, 2001, we incurred expenses of:

         o approximately $503,000 for payroll and related costs primarily for administrative staff and executive officers;

         o  approximately $1,079,000 in consulting fees to GloboMax;

         o approximately $627,000 for payroll and related costs primarily for scientific and support personnel and approximately $129,000 for occupancy expenses for our Yonkers facility;

         o  approximately $191,000 for laboratory supplies;

         o  approximately $180,000 for insurance costs; and

         o  approximately $798,000 for other professional and consulting fees.

         During the six months ended June 30, 2001, cash flows provided by financing activities was primarily due to the proceeds from the sale of common stock of approximately $83,000, offset by principal payments on equipment obligations. During the six months ended June 30, 2001, cash flow used by investing activities were used for expenditures of approximately $904,000 for leasehold improvements and research and laboratory equipment at our Yonkers, New York office.

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

CAPITAL RESOURCES

         We have been dependent upon the proceeds from the continued sale of securities for the funds required to continue operations at present levels and to fund further research and development activities. On March 31, 2000, we filed a shelf registration statement with the Commission relating to the offering of up to 200,000,000 shares of our common stock to be used in connection with financings and resales of the shares issued thereunder by the recipients of such shares. As of the date hereof, 191,914,683 of such shares remain available for issuance.

              The following table summarizes sales of our securities since January 1999.


 ....................................................................................................................
 DATE ISSUED      GROSS PROCEEDS   SECURITY       CONVERTIBLE /        CONVERSION PRICE /        MATURITY DATE /
                                  ISSUED          EXERCISABLE INTO     EXERCISE PRICE            EXPIRATION DATE
 ....................................................................................................................
January 1999      $802,500        Common Stock    4,917,276 shares     n/a                       n/a
 ....................................................................................................................
                                  Warrants        1,183,394 shares     $0.2040 per share         December 30, 2003
 ....................................................................................................................
                                                  1,183,394 shares     $0.2448 per share
 ....................................................................................................................
July 1999         $500,000        Common Stock    1,851,852 shares     n/a                       n/a
 ...................................................................................................................
                                  Warrants        463,264 shares       $0.324 per share          June 29, 2004
 ....................................................................................................................
                                                  463,264 shares       $0.378 per share
 ....................................................................................................................
August 1999       $2,000,000      Debentures      14,348,847 shares    $0.1396-$0.1438 per share Fully converted
 ....................................................................................................................
                                  Warrants        1,000,000 shares     $0.2461 per share         August 2, 2004
 ....................................................................................................................
December 1999 -   $2,000,000      Debentures      13,946,713 shares    $0.1363-.3564 per share   Fully converted
January 2000
 ....................................................................................................................
                                  Warrants        210,000 shares       $0.19916667 per share     December 30, 2002
 ....................................................................................................................
February 2000     $3,000,000      Common Stock    13,636,357 shares    n/a                       n/a
 ....................................................................................................................
                                  Warrants        2,727,272 shares     $0.275 per share          February 27, 2005
 ....................................................................................................................
                                                  2,727,272 shares     $0.33 per share
 ....................................................................................................................
November 2000     $5,371,000      Common Stock    13,427,500 shares    $0.40 per share           n/a
thru March 2001
 ....................................................................................................................
                                  Warrants        4,028,250 shares     $0.48 per share           November 7, 2005
 ....................................................................................................................
                                                  4,028,250 shares     $0.56 per share
 ....................................................................................................................
November 2000     $1,500,000      Common Stock    4,960,317 shares     $0.3024 per share         n/a
 ....................................................................................................................
February 2001     Equity Line     Warrants        10,000,000 shares    $1.00 per share (1)       February 9, 2006
 ....................................................................................................................
July 2001         $1,000,000      Common Stock    3,125,000 shares     $0.32 per share           n/a
 ....................................................................................................................
July 2001         $490,000        Common Stock    1,125,000 shares     $0.40 per share           n/a
 ....................................................................................................................
                                  Warrants        367,500 shares       $0.48 per share           July 27, 2006
 ....................................................................................................................
                                                  367,500 shares       $0.56 per share
 ....................................................................................................................


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

SECURITIES ISSUED IN 1999

         BERMAN, ET AL.: In July 1999 pursuant to a securities purchase agreement, we sold 1,851,852 shares of common stock, and warrants to purchase an aggregate of 925,926 shares of common stock to Michael Berman, Pak-Lin Law and Kwong Wai Au in a private offering transaction pursuant to Section 4(2) of the Securities Act, for an aggregate purchase price of $500,000, received in July 1999. The warrants entitle the holders to purchase 463,264 and 463,264 shares of common stock at exercise prices of $0.324 and $0.378 per share, respectively. The warrants are exercisable at any time and from time to time until June 28, 2004. Each warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of the date hereof, none of the warrants had been exercised.

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

         FOCUS INVESTORS LLC: Pursuant to a securities purchase agreement dated August 3, 1999 in a private offering transaction under Section 4(2) of the Securities Act, we sold to Focus Investors LLC an aggregate of 20 units for an aggregate gross purchase price of $2 million, each unit consisting of $100,000 principal amount of our ten-year 7% convertible debentures due August 3, 2009, and series W warrants to purchase 50,000 shares of our common stock exercisable until August 3, 2004. Accrued interest under the convertible debentures is payable semiannually, computed at the rate of 7% per annum on the unpaid principal balance from the date of issuance until the date of interest payment. The convertible debentures are convertible, at the option of the holder, into shares of common stock pursuant to a specified formula. The actual number of shares of common stock issued or issuable upon conversion of the convertible debentures is subject to adjustment and could be materially less or more than the above estimated amount, depending upon the future market price of the common stock and the potential conversion of accrued interest into shares of common stock. On January 19, February 17, and March 3, 2000, pursuant to notice by Focus Investors, $300,000, $900,000, and $800,000 principal amount of the Focus debentures was converted into 2,178,155, 6,440,725 and 5,729,967 shares of common stock, respectively. As of March 3, 2000, the debenture was fully converted.

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

         The fair value of the warrants is estimated to be $200,249 ($0.057 per warrant) based upon a financial analysis of the terms of the warrant using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 90%; a risk free interest rate of 6% and an expected holding period of eleven months (the term of the consulting agreement). We determined that $89,045 of the fair value relates to past services and, accordingly, we expensed this portion in the three months ended March 31, 2000. The remaining $111,204 is included in other current assets and was amortized during the year ended December 31, 2001.

         HARBOR VIEW GROUP, INC., ET AL. In February 2000 pursuant to a securities purchase agreement, we sold to Harbor View Group and various other purchasers 13,636,357 shares of common stock, and warrants to purchase an aggregate of 5,454,544 shares of common stock in a private offering transaction pursuant to Section 4(2) of the Securities Act, for an aggregate purchase price of $3,000,000. Half of the warrants are exercisable at $0.275 per share, and half of the warrants are exercisable at $0.33 per share, until February 28, 2005. Each warrant provides that the holder may elect to receive a reduced number of shares of common stock on the basis of a cashless exercise; that number of shares bears the same proportion to the total number shares issuable under that warrant as the excess of the market value of shares of common stock over the warrant exercise price bears to that market value. Each warrant contains anti-dilution provisions which provide for the adjustment of warrant price and warrant shares. As of the date hereof, warrants to purchase 181,818 shares of common stock had been exercised.

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

         HARBOR VIEW GROUP, INC., ET AL. On November 8, 2000, pursuant to a securities purchase agreement with Harbor View Group and various other purchasers, we authorized the issuance and sale of up to 50,000,000 shares of our common stock and warrants to purchase an aggregate of 30,000,000 shares of common stock in a private offering transaction pursuant to Section 4(2) of the Securities Act for a purchase price of $0.40 per share. We closed on the sale of 13,427,500 shares and warrants to purchase 8,056,500 shares for an aggregate purchase price of $5,371,000. Half of the warrants are exercisable at $0.48 per share, and half of the warrants are exercisable at $0.56 per share, until November 8, 2005. Each warrant contains anti-dilution provisions that provide for the adjustment of warrant price and warrant shares. As of the date hereof, none of the warrants had been exercised.

         ROSEWORTH GROUP. On November 16, 2000, we entered into a securities purchase agreement with Roseworth Group, Ltd., whereby we agreed to sell 4,960,317 shares of our common stock at a price of $.3024 per share for an aggregate purchase price of $1,500,000. We received such proceeds in November 2000.

SECURITIES ISSUED IN 2001

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

         As of June 30, 2001, we had incurred approximately $83,700 in fees in connection with the equity line of credit. Such fees have been included in other assets and will be amortized over the life of the line of credit.

         BNC BACH INTERNATIONAL. On July 19, 2001, we entered into a stock purchase agreement with BNC Bach International, Ltd., a British Virgin Islands corporation, pursuant to which we issued and sold to BNC Bach International 3,125,000 shares of our common stock at $0.32 per share for an aggregate purchase price of $1,000,000.

         VARIOUS PURCHASERS. On July 27, 2001, pursuant to a securities purchase agreement with various purchasers, we authorized the issuance and sale of up to 1,225,000 shares of our common stock and warrants to purchase an aggregate of 735,000 shares of common stock in a private offering transaction pursuant to
Section 4(2) of the Securities Act for a purchase price of $0.40 per share, for an aggregate purchase price of $490,000. Half of the warrants are exercisable at $0.48 per share, and half of the warrants are exercisable at $0.56 per share, until July 27, 2006. Each warrant contains anti-dilution provisions, which provide for the adjustment of warrant price and warrant shares. As of the date hereof, none of the warrants had been exercised.

PROJECTED EXPENSES

         During the next 12 months, we expect to incur significant expenditures relating to operating expenses, expenses relating to the IND for Product R, capital expenditures for leasehold improvements, computer systems, and equipment at our Yonkers, New York office, and expenses relating to additional personnel. We currently do not have cash availability to meet our anticipated expenditures for the next 12 months, however, up to $50 million is available to us under the equity line of credit subject to certain conditions. (See "Business--Equity Line of Credit").

         We anticipate that we can continue operations through September 2001 with our current liquid assets, if no stock options or warrants are exercised or additional securities sold. Assuming we have satisfied the conditions precedent to draw on the equity line of credit, of which there can be no assurance, if we receive the full amount of proceeds available from the equity line of credit, we can continue operations for at least an additional 12 months, if no stock options or warrants are exercised nor additional securities sold. If all of the outstanding stock options and warrants are exercised, we will receive net proceeds of approximately $31.8 million. Those proceeds will contribute to general and administrative and working capital and will permit us to substantially increase our budget for research and development and clinical trials and testing and to operate at significantly increased levels of operation, assuming Product R receives approvals and prospects for sales increase to justify such increased levels of operation. The recent prevailing market price for shares of common stock has from time to time been above the exercise prices of certain of the outstanding options and warrants. As such, recent trading levels may not be sustained nor may any additional options or warrants be exercised. If none of the outstanding options and warrants are exercised, we do not draw down on the equity line of credit, and we obtain no other additional financing, in order for us to achieve the level of operations contemplated by management, management anticipates that we will have to limit intentions to expand operations beyond current levels.

         We anticipate that we will be required to sell additional securities to obtain the funds necessary to further our research and development activities. We are currently seeking debt financing, licensing agreements, joint ventures and other sources of financing, but the likelihood of obtaining such financing on favorable terms is uncertain. Management anticipates that they will have to defer their salaries if financing is not available in order to continue operations. Management does not believe that, at present, debt or equity financing will be readily obtainable on favorable terms unless and until FDA approval for phase I clinical testing is granted. On July 30, 2001, we submitted an IND application to the FDA to begin Phase I clinical trials of Product R as a topical treatment for genital warts caused by the human papilloma virus (HPV) infection. Because of the large uncertainties involved in the FDA approval process for commercial drug use on humans, it is possible that we may never be able to sell Product R commercially.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              Not applicable.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In June 2000, we filed an action and complaint in the Supreme Court of New York, Westchester County, against Commonwealth Pharmaceuticals, Ltd., Immune Modulation Maximum Corp. ("IMMC") and Charles E. Miller (collectively, the "Defendants") alleging a breach by Commonwealth of an exclusive distribution agreement between Advanced Viral and Commonwealth, misappropriation of trade secrets and confidential information, conversion and conspiracy to convert our property interests in Reticulose(R). We further alleged that Defendant Miller filed and obtained a U.S. patent entitled "Composition Containing Peptides and Nucleic Acids and Methods of Making Same" (the "1996 Patent") based on a study conducted by a third party using Reticulose(R), and that such patent was assigned to Defendant IMMC, a company controlled by Defendant Miller, in violation of the exclusive distribution agreement.

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

         In January 2001, Advanced Viral and Commonwealth, et al. stipulated to dismiss the case in New York without prejudice. All disputes between the parties are now handled by the District Court of Michigan. In July 2001, Advanced Viral filed a Motion for Summary Judgment seeking dismissal of Commonwealth and IMMC's claim of exclusive ownership to Reticulose and grant of such exclusive ownership to Advanced Viral. The motion is pending.

         Advanced Viral believes that the allegations contained in the Commonwealth and IMMC's complaint are without merit and Advanced Viral intends to vigorously defend itself against all allegations contained therein.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended June 30, 2001, we issued shares of common stock in private transactions exempt from registration under Section 4(2) of the Securities Act of 1933 as follows:

         o We issued 40,000 shares pursuant to the exercise of options at $0.27 per share; and

         o We issued 20,000 shares pursuant to the exercise of options at $0.36 per share.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

              During the quarter ended June 30, 2001, no matters were submitted to a vote of security holders of the Registrant, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

              None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (1)  Exhibits.

              See Financial Statements

         (2)  Reports on Form 8-K.

              During the three-month period ending June 30, 2001, no Current Reports on Form 8-K were filed.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ADVANCED VIRAL RESEARCH CORP.

Date: August 13, 2001           By: /s/ ALAN V. GALLANTAR
                                    -------------------------------------------
                                    Alan V. Gallantar, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


                                By: /s/ SHALOM Z. HIRSCHMAN
                                    -------------------------------------------
                                    Shalom Z. Hirschman, President and Chief
                                    Executive Officer