Form 10-Q
period 2001-09-30
ADVANCED VIRAL RESEARCH CORP
filed 2001-11-14
CIK 786623

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from __________ to ____________.

                        Commission File Number: 33-2262-A

                          ADVANCED VIRAL RESEARCH CORP.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                            59-2646820
-------------------------------                          ----------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the issuer's common stock, par value $.00001 per share as of November 13, 2001 was 393,630,196.

                          ADVANCED VIRAL RESEARCH CORP.

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION (UNAUDITED).................................1

   Item 1.    Financial Statements (Unaudited)..............................1

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................35

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk...46

PART II.  OTHER INFORMATION................................................46

   Item 1.    Legal Proceedings............................................46

   Item 2.    Changes in Securities and Use of Proceeds....................47

   Item 3.    Defaults Upon Senior Securities..............................47

   Item 4.    Submission of Matters to Vote of Security Holders............48

   Item 5.    Other Information............................................48

   Item 6.    Exhibits and Reports On Form 8-K.............................48

   SIGNATURES .............................................................49

PART I.   FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                      Condensed
                                                                                         from
                                                                                        Audited
                                                                                       Financial
                                                                                       Statements
                                                                  September 30,        December 31,
                                                                      2001                 2000
                                                                  -------------       -------------
                                                                   (Unaudited)
                                 ASSETS
Current Assets:
   Cash and cash equivalents                                      $    786,014         $  5,962,633
   Stock subscription receivable (see Note 3)                        1,000,000                   --
   Inventory                                                            19,729               19,729
   Other current assets                                                 84,948               34,804
                                                                  ------------         ------------
         Total current assets                                        1,890,691            6,017,166

Property and Equipment, Net                                          2,998,700            1,944,199

Other Assets                                                           871,457              847,349
                                                                  ------------         ------------
         Total assets                                             $  5,760,848         $  8,808,714
                                                                  ============         ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued liabilities                       $  1,356,193         $    902,961
   Current portion of capital lease obligation                          62,773               58,690
   Current portion of note payable                                      23,532               21,517
                                                                  ------------         ------------
         Total current liabilities                                   1,442,498              983,168
                                                                  ------------         ------------

Long-Term Liabilities:
   Capital lease obligation                                             58,963              106,567
   Note payable                                                         38,535               56,446
                                                                  ------------         ------------
        Total long-term liabilities                                     97,498              163,013
                                                                  ------------         ------------

Commitments, Contingencies and Subsequent Events                            --                   --

Stockholders' Equity:
   Common stock; 1,000,000,000 shares of $.00001 par value
      authorized, 393,630,196 and 380,214,618
      shares issued and outstanding                                      3,937                3,802
   Additional paid-in capital                                       44,722,808           39,969,373
   Deficit accumulated during the development stage                (36,831,455)         (29,079,902)
   Discount on warrants                                             (3,674,438)          (3,230,740)
                                                                  ------------         ------------
         Total stockholders' equity                                  4,220,852            7,662,533
                                                                  ------------         ------------
         Total liabilities and stockholders' equity               $  5,760,848         $  8,808,714
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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                   Inception
                                           Three Months Ended                     Nine Months Ended               (February 20,
                                              September 30,                          September 30,                   1984 to
                                   ---------------------------------       ---------------------------------       September 30,
                                        2001               2000                2001                2000                2001
                                   -------------       -------------       -------------       -------------       -------------
Revenues                           $       2,454       $       2,324       $      13,937       $       7,285       $     228,228
                                   -------------       -------------       -------------       -------------       -------------
Costs and Expenses:
   Research and development            1,141,046             969,561           3,283,918           2,252,663          12,008,873
   General and administrative          1,247,370             723,108           3,087,515           2,088,933          14,855,365
   Compensation expense                       --           1,175,768             357,975           1,175,768           2,470,046
   Depreciation                          141,679             101,587             370,771             245,556           1,279,386
                                   -------------       -------------       -------------       -------------       -------------
                                       2,530,095           2,970,024           7,100,179           5,762,920          30,613,670
                                   -------------       -------------       -------------       -------------       -------------
Loss from Operations                  (2,527,641)         (2,967,700)         (7,086,242)         (5,755,635)        (30,385,442)
                                   -------------       -------------       -------------       -------------       -------------
Other Income (Expense):
   Interest income                        11,765              33,323             108,720             107,914             872,838
   Other income                               --                  --                  --                  --             120,093
   Interest expense                     (294,980)           (221,397)           (774,031)           (898,901)         (7,438,944)
                                   -------------       -------------       -------------       -------------       -------------
                                        (283,215)           (188,074)           (665,311)           (790,987)         (6,446,013)
                                   -------------       -------------       -------------       -------------       -------------
Net Loss                           $  (2,810,856)      $  (3,155,774)      $  (7,751,553)      $  (6,546,622)      $ (36,831,455)
                                   =============       =============       =============       =============       =============
Net Loss Per Share of Common
   Stock - Basic and Diluted       $       (0.01)      $       (0.01)      $       (0.02)      $       (0.02)
                                   =============       =============       =============       =============
Weighted Average Number of
   Common Shares Outstanding         383,664,763         343,364,044         383,664,763         343,364,044
                                   =============       =============       =============       =============



           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2001


                                                                    Common Stock                                          Deficit
                                                        --------------------------------------                          Accumulated
                                                        Amount                                         Additional       during the
                                                         Per                                            Paid-In         Development
                                                        Share         Shares          Amount            Capital            Stage
                                                        ------     -----------      -----------       -----------       -----------
Balance, inception (February 20, 1984)
  as previously reported                                                    --      $     1,000       $        --       $    (1,000)

Adjustment for pooling of interests                                         --           (1,000)            1,000                --
                                                                   -----------      -----------       -----------       -----------

Balance, inception, as restated                                             --               --             1,000            (1,000)

Net loss, period ended December 31, 1984                                    --               --                --           (17,809)
                                                                   -----------      -----------       -----------       -----------

Balance, December 31, 1984                                                  --               --             1,000           (18,809)

Issuance of common stock for cash                       $ 0.00     113,846,154            1,138               170                --
Net loss, year ended December 31, 1985                      --              --               --                --           (25,459)
                                                                   -----------      -----------       -----------       -----------

Balance, December 31, 1985                                  --     113,846,154            1,138             1,170           (44,268)

Issuance of common stock - public offering                0.01      40,000,000              400           399,600                --
Issuance of underwriter's warrants                                          --               --               100                --
Expenses of public offering                                                 --               --          (117,923)               --
Issuance of common stock, exercise of "A" warrants        0.03         819,860                9            24,587                --
Net loss, year ended December 31, 1986                                      --               --                --          (159,674)
                                                                   -----------      -----------       -----------       -----------

Balance, December 31, 1986                                         154,666,014            1,547           307,534          (203,942)
                                                                   -----------      -----------       -----------       -----------



           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)
               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2001


                                                                    Common Stock                                          Deficit
                                                        --------------------------------------                          Accumulated
                                                        Amount                                         Additional       during the
                                                         Per                                            Paid-In         Development
                                                        Share         Shares          Amount            Capital            Stage
                                                        ------     -----------      -----------       -----------       -----------
Balance, December 31, 1986                                         154,666,014      $     1,547      $   307,534       $  (203,942)

Issuance of common stock, exercise of "A" warrants      $ 0.03      38,622,618              386        1,158,321                --
Expenses of stock issuance                                                  --               --          (11,357)               --
Acquisition of subsidiary for cash                                          --               --          (46,000)               --
Cancellation of debt due to stockholders                                    --               --           86,565                --
Net loss, period ended December 31, 1987                                    --               --               --          (258,663)
                                                                   -----------      -----------      -----------       -----------

Balance, December 31, 1987                                         193,288,632            1,933        1,495,063          (462,605)

Net loss, year ended December 31, 1988                                      --               --               --          (199,690)
                                                                   -----------      -----------      -----------       -----------

Balance, December 31, 1988                                         193,288,632            1,933        1,495,063          (662,295)

Net loss, year ended December 31, 1989                                      --               --               --          (270,753)
                                                                   -----------      -----------      -----------       -----------

Balance, December 31, 1989                                         193,288,632            1,933        1,495,063          (933,048)

Issuance of common stock, expiration of redemption
   offer on "B" warrants                                   0.05      6,729,850               67          336,475                --
Issuance of common stock, exercise of "B" warrants         0.05        268,500                3           13,422                --
Issuance of common stock, exercise of "C" warrants         0.08         12,900               --            1,032                --
Net loss, year ended December 31, 1990                                      --               --               --          (267,867)
                                                                   -----------      -----------      -----------       -----------

Balance, December 31, 1990                                         200,299,882            2,003        1,845,992        (1,200,915)
                                                                   -----------      -----------      -----------       -----------


           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2001


                                                                  Common Stock                                          Deficit
                                                      --------------------------------------                          Accumulated
                                                      Amount                                         Additional       during the
                                                       Per                                            Paid-In         Development
                                                      Share         Shares          Amount            Capital            Stage
                                                      ------     -----------      -----------       -----------       -----------
Balance, December 31, 1990                                       200,299,882       $     2,003      $ 1,845,992       $(1,200,915)

Issuance of common stock, exercise of "B" warrants     $ 0.05         11,400                --              420                --
Issuance of common stock, exercise of "C" warrants       0.08          2,500                --              200                --
Issuance of common stock, exercise of
  underwriters warrants                                  0.01      3,760,000                38           45,083                --
Net loss, year ended December 31, 1991                                    --                --               --          (249,871)
                                                                 -----------       -----------      -----------       -----------

Balance, December 31, 1991                                       204,073,782             2,041        1,891,695        (1,450,786)

Issuance of common stock, for testing                   0.04      10,000,000               100          404,900                --
Issuance of common stock, for consulting services       0.06         500,000                 5           27,495                --
Issuance of common stock, exercise of "B" warrants      0.05       7,458,989                75          372,875                --
Issuance of common stock, exercise of "C" warrants      0.08       5,244,220                52          419,487                --
Expenses of stock issuance                                                                                                 (7,792)
Net loss, year ended December 31, 1992                                    --                --               --          (839,981)
                                                                 -----------       -----------      -----------       -----------

Balance, December 31, 1992                                       227,276,991             2,273        3,108,660        (2,290,767)

Issuance of common stock, for consulting services       0.06         500,000                 5           27,495                --
Issuance of common stock, for consulting services       0.03       3,500,000                35          104,965                --
Issuance of common stock, for testing                   0.04       5,000,000                50          174,950                --
Net loss, year ended December 31, 1993                                    --              --               --            (563,309)
                                                                 -----------     -----------      -----------         -----------

Balance, December 31, 1993                                       236,276,991           2,363       3,416,070        (2,854,076)
                                                                 -----------     -----------     -----------       -----------


           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2001


                                                                  Common Stock                                          Deficit
                                                      --------------------------------------                          Accumulated
                                                      Amount                                         Additional       during the
                                                       Per                                            Paid-In         Development
                                                      Share         Shares          Amount            Capital            Stage
                                                      ------     -----------      -----------       -----------       -----------
Balance, December 31, 1993                                        236,276,991      $     2,363      $ 3,416,070       $(2,854,076)

Issuance of common stock, for consulting services      $   0.05     4,750,000               47          237,453                --
Issuance of common stock, exercise of options              0.08       400,000                4           31,996                --
Issuance of common stock, exercise of options              0.10       190,000                2           18,998                --
Net loss, year ended December 31, 1994                                     --               --               --          (440,837)
                                                                  -----------      -----------      -----------       -----------

Balance, December 31, 1994                                        241,616,991            2,416        3,704,517        (3,294,913)

Issuance of common stock, exercise of options              0.05     3,333,333               33          166,633                --
Issuance of common stock, exercise of options              0.08     2,092,850               21          167,407                --
Issuance of common stock, exercise of options              0.10     2,688,600               27          268,833                --
Issuance of common stock, for consulting services          0.11     1,150,000               12          126,488                --
Issuance of common stock, for consulting services          0.14       300,000                3           41,997                --
Net loss, year ended December 31, 1995                                     --               --               --          (401,884)
                                                                  -----------      -----------      -----------       -----------

Balance, December 31, 1995                                        251,181,774            2,512        4,475,875        (3,696,797)
                                                                  -----------      -----------      -----------       -----------



           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2001



                                           Common Stock                                                Deficit
                               ------------------------------------                                   Accumulated
                                 Amount                                Additional                     during the        Deferred
                                  Per                                   Paid-In      Subscription     Development     Compensation
                                 Share     Shares           Amount      Capital       Receivable         Stage            Cost
                               --------  -----------     -----------    -------       ----------      -----------     ------------
Balance, December 31, 1995               251,181,774     $     2,512     $ 4,475,875    $     --      $(3,696,797)     $ $      --

Issuance of common stock,
  exercise of options          $   0.05    3,333,334              33         166,634          --               --               --
Issuance of common stock,
  exercise of options              0.08    1,158,850              12          92,696          --               --               --
Issuance of common stock,
  exercise of options              0.10    7,163,600              72         716,288          --               --               --
Issuance of common stock,
  exercise of options              0.11      170,000               2          18,698          --               --               --
Issuance of common stock,
  exercise of options              0.12    1,300,000              13         155,987          --               --               --
Issuance of common stock,
  exercise of options              0.18    1,400,000              14         251,986          --               --               --
Issuance of common stock,
  exercise of options              0.19      500,000               5          94,995          --               --               --
Issuance of common stock,
  exercise of options              0.20      473,500               5          94,695          --               --               --
Issuance of common stock,
  for services rendered            0.50      350,000               3         174,997          --               --               --
Options granted                                   --              --         760,500          --               --         (473,159)
Subscription receivable                           --              --              --     (19,000)              --               --
Net loss, year ended
  December 31, 1996                               --              --              --          --       (1,154,740)              --
                                         -----------     -----------     -----------     -----------  -----------      -----------

Balance, December 31, 1996               267,031,058           2,671       7,003,351     (19,000)      (4,851,537)        (473,159)
                                         -----------     -----------     -----------     -----------  -----------      -----------



           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2001


                                           Common Stock                                                Deficit
                               ------------------------------------                                   Accumulated
                                 Amount                                Additional                     during the        Deferred
                                  Per                                   Paid-In      Subscription     Development     Compensation
                                 Share     Shares           Amount      Capital       Receivable         Stage            Cost
                               --------  -----------     -----------    -------       ----------      -----------     ------------
Balance, December 31, 1996               267,031,058   $      2,671   $  7,003,351    $    (19,000)   $ (4,851,537)   $   (473,159)

Issuance of common stock,
  exercise of options            $0.0      3,333,333             33        247,633              --              --              --
Issuance of common stock,
  conversion of debt              0.2      1,648,352             16        329,984              --              --              --
Issuance of common stock,
  conversion of debt              0.1        894,526              9        133,991              --              --              --
Issuance of common stock,
  conversion of debt              0.1      2,323,580             23        269,977              --              --              --
Issuance of common stock,
  conversion of debt              0.1      1,809,524             18        265,982              --              --              --
Issuance of common stock,
  conversion of debt              0.1        772,201              8        119,992              --              --              --
Issuance of common stock,
  for services rendered           0.4         50,000             --         20,500              --              --              --
Issuance of common stock,
  for services rendered           0.2        100,000              1         23,999              --              --              --
Beneficial conversion feature,
  February debenture                              --             --        413,793              --              --              --
Beneficial conversion feature,
  October debenture                               --             --      1,350,000              --              --              --
Warrant costs, February
  debenture                                       --             --         37,242              --              --              --
Warrant costs, October
  debenture                                       --             --        291,555              --              --              --
Amortization of deferred
  compensation cost                               --             --             --              --              --         399,322
Imputed interest on
  convertible debenture                           --             --          4,768              --              --              --
Net loss, year ended
  December 31, 1997                               --             --             --              --      (4,141,729)             --
                                         ------------    ------------   -----------    ------------    ------------    ------------
Balance, December 31, 1997               277,962,574          2,779      10,512,767         (19,000)     (8,993,266)        (73,837)
                                         ------------    ------------   -----------    ------------    ------------    ------------



           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2001


                                           Common Stock                                                Deficit
                               ------------------------------------                                   Accumulated
                                 Amount                                Additional                     during the        Deferred
                                  Per                                   Paid-In      Subscription     Development     Compensation
                                 Share     Shares           Amount      Capital       Receivable         Stage            Cost
                               --------  -----------     -----------    -------       ----------      -----------     ------------
Balance, December 31, 1997                 277,962,574  $      2,779  $ 10,512,767   $    (19,000)  $ (8,993,266)  $    (73,837)

Issuance of common stock,
  exercise of options              $   0.1     295,000             3        35,397             --             --             --
Issuance of common stock,
  exercise of options                  0.1     500,000             5        69,995             --             --             --
Issuance of common stock,
  exercise of options                  0.1     450,000             5        71,995             --             --             --
Issuance of common stock,
  exercise of options                  0.2      10,000            --         2,000             --             --             --
Issuance of common stock,
  exercise of options                  0.2     300,000             3        77,997             --             --             --
Issuance of common stock,
  conversion of debt                   0.1   1,017,011            10       132,990             --             --             --
Issuance of common stock,
  conversion of debt                   0.1   2,512,887            25       341,225             --             --             --
Issuance of common stock,
  conversion of debt                   0.1   5,114,218            51       749,949             --             --             --
Issuance of common stock,
  conversion of debt                   0.1   1,491,485            15       274,985             --             --             --
Issuance of common stock,
  conversion of debt                   0.1   3,299,979            33       619,967             --             --             --
Issuance of common stock,
  conversion of debt                   0.2   1,498,884            15       335,735             --             --             --
Issuance of common stock,
  conversion of debt                   0.2   1,870,869            19       424,981             --             --             --
Issuance of common stock,
  for services rendered                0.2     100,000             1        20,999             --             --             --
Beneficial conversion
  feature, November debenture                       --            --       625,000
Warrant costs, November debenture                   --            --        48,094
Amortization of deferred
  compensation cost                                 --            --            --             --             --         59,068
Write off of subscription
  receivable                                        --            --       (19,000)        19,000             --             --
Net loss, year ended
  December 31, 1998                                 --            --            --             --     (4,557,710)            --
                                          ------------  ------------  ------------   ------------   ------------   ------------
Balance, December 31, 1998                 296,422,907         2,964    14,325,076             --    (13,550,976)       (14,769)
                                          ------------  ------------  ------------   ------------   ------------   ------------


           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2001


                                           Common Stock                               Deficit
                               ------------------------------------                  Accumulated
                                 Amount                                Additional    during the        Deferred         Discount
                                  Per                                   Paid-In      Development     Compensation         on
                                 Share     Shares           Amount      Capital         Stage            Cost           Warrants
                                 ------    ------       -----------    -------       ----------      -----------     ------------
Balance, December 31, 1998             296,422,907       $ 2,964      $ 14,325,076   $(13,550,976)    $  (14,769)  $      --

Issuance of common stock,
  securities purchase
  agreement                      $0.16   4,917,276            49           802,451             --             --          --
Issuance of common stock,
  securities purchase
  agreement                       0.27   1,851,852            18           499,982             --             --          --
Issuance of common stock,
  for services rendered           0.22     100,000             1            21,999             --             --          --
Issuance of common stock,
  for services rendered           0.25     180,000             2            44,998             --             --          --
Beneficial conversion
  feature, August
  debenture                                     --            --           687,500             --             --          --
Beneficial conversion feature,
  December debenture                            --            --           357,143             --             --          --
Warrant costs, securities
  purchase agreement                            --            --           494,138             --             --    (494,138)
Warrant costs, securities
  purchase agreement                            --            --            37,025             --             --     (37,025)
Warrant costs, August
  debenture                                     --            --            52,592             --             --          --
Warrant costs, December
  debenture                                     --            --             4,285             --             --          --
Amortization of warrant costs,
  securities purchase agreement                 --            --                --             --             --     102,674
Amortization of deferred
  compensation cost                             --            --                --             --         14,769          --
Compensation expense related
  to modification of existing
  options                                       --            --           210,144             --             --          --
Net loss, year ended
  December 31, 1999                             --            --                --     (6,174,262)            --          --
                                      ------------  ------------      ------------   ------------     ----------    --------
Balance, December 31, 1999             303,472,035         3,034        17,537,333    (19,725,238)            --    (428,489)
                                       -----------  ------------      ------------   ------------     ----------    --------



           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.

                          (A Development Stage Company)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2001


                                           Common Stock                               Deficit
                               ------------------------------------                  Accumulated
                                 Amount                                Additional    during the       Discount
                                  Per                                   Paid-In      Development         on
                                 Share     Shares           Amount      Capital         Stage         Warrants
                                 ------    ------       -----------    -------       ----------      -----------
Balance, December 31, 1999                 303,472,035    $ 3,034     $ 17,537,333     $(19,725,238)    $ (428,489)

Issuance of common stock,
  exercise of options           0.14           600,000          6           83,994               --             --
Issuance of common stock,
  exercise of options           0.15         1,600,000         16          239,984               --             --
Issuance of common stock,
  exercise of options           0.16           650,000          7          103,994               --             --
Issuance of common stock,
  exercise of options           0.17           100,000          1           16,999               --             --
Issuance of common stock,
  exercise of options           0.21           792,500          8          166,417               --             --
Issuance of common stock,
  exercise of options           0.25         1,000,000         10          246,090               --             --
Issuance of common stock,
  exercise of options           0.27           281,000          3           75,867               --             --
Issuance of common stock,
  exercise of options           0.36           135,000          1           48,599               --             --
Issuance of common stock,
  exercise of warrants          0.20           220,589          2           44,998               --             --
Issuance of common stock,
  exercise of warrants          0.24           220,589          2           53,998               --             --
Issuance of common stock,
  exercise of warrants          0.28            90,909          1           24,999               --             --
Issuance of common stock,
  exercise of warrants          0.33            90,909          1           29,999               --             --
Issuance of common stock,
  conversion of debt            0.14        35,072,571        351        4,907,146               --             --
Issuance of common stock,
  conversion of debt            0.19         1,431,785         14          275,535               --             --
Issuance of common stock,
  conversion of debt            0.20         1,887,500         19          377,481               --             --
Issuance of common stock,
  conversion of debt            0.36            43,960         --           15,667               --             --
Issuance of common stock,
  cashless exercise of
  warrants                                     563,597          6          326,153               --             --
Issuance of common stock,
  services rendered             0.47           100,000          1           46,499               --             --
Private placement of
  common stock                  0.22        13,636,357        136        2,999,864               --             --
Private placement of
  common stock                  0.30         4,960,317         50        1,499,950               --             --
Private placement of
  common stock                  0.40        13,265,000        133        5,305,867               --             --
Cashless exercise of
  warrants                                          --         --         (326,159)              --             --
Beneficial conversion feature,
  January Debenture                                 --         --          386,909               --             --
Warrant costs, consulting
  agreement                                         --         --          200,249               --             --
Warrant costs,
  January Debenture                                 --         --           13,600               --             --
Warrant costs, private
  placement                                         --         --        3,346,414               --     (3,346,414)
Recovery of subscription
  receivable previously
  written off                                       --         --           19,000               --             --
Amortization of warrant costs,
  securities purchase
  agreements                                        --         --               --               --        544,163
Compensation expense related
  to modification of existing
  options                                           --         --        1,901,927               --             --
Net loss, year ended
  December 31, 2000                                 --         --               --       (9,354,664)            --
                                          ------------    -------     ------------     ------------     ----------
Balance, December 31, 2000                 380,214,618    $ 3,802       39,969,373      (29,079,902)    (3,230,740)
                                          ------------    -------     ------------     ------------     ----------


           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2001


                                                    Common Stock                                     Deficit
                                           ------------------------------------                    Accumulated
                                           Amount                                  Additional      during the       Discount
                                             Per                                     Paid-In       Development         on
                                            Share      Shares        Amount         Capital           Stage         Warrants
                                           ------      ------      -----------       -------       ----------      -----------
Balance, December 31, 2000                           380,214,618    $      3,802     $ 39,969,373     $(29,079,902)    $(3,230,740)

Issuance of common stock,
  exercise of options                      $   0.27       40,000               1           10,799               --              --
Issuance of common stock,
  exercise of options                          0.36       20,000               1            7,199               --              --
Issuance of common stock, cashless
  exercise of warrants                                    76,411               1           77,490               --              --
Issuance of common stock, services
  rendered                                     0.35      100,000               1           34,999               --              --
Private placement shares issued                0.15    6,666,667              67          999,933
Private placement shares issued                0.30    2,000,000              20          599,980               --              --
Private placement shares issued                0.32    3,125,000              30          999,969               --              --
Private placement shares issued                0.40    1,387,500              14          554,986               --              --
Cashless exercise of warrants                                 --              --          (77,490)              --              --
Warrant costs, private placement                              --              --          168,442               --        (168,442)
Warrant costs, private equity
  line of credit                                              --              --        1,019,153               --      (1,019,153)
Amortization of warrants costs,
  securities purchase agreements                              --              --               --               --         743,897
Compensation expense related to
  modification of existing options                            --              --          357,975               --              --
Net loss, nine months ended
  September 30, 2001                                          --              --               --       (7,751,553)             --
                                                    ------------    ------------     ------------     ------------     -----------
Balance, September 30, 2001 (Unaudited)              393,630,196    $      3,937     $ 44,722,808     $(36,831,455)    $(3,674,438)
                                                    ============    ============     ============     ============     ===========



           See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.

                         (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                                      Inception
                                                                                  Nine Months Ended                  (February 20,
                                                                                     September 30,                     1984) to
                                                                           ---------------------------------         September 30,
                                                                              2001                  2000                 2001
                                                                           ------------         ------------         ------------
Cash Flows from Operating Activities:
   Net loss                                                                $ (7,751,553)        $ (6,546,622)        $(36,831,455)
                                                                           ------------         ------------         ------------
   Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation                                                           370,771              245,556            1,279,386
         Amortization of debt issue costs                                        11,159              106,030              790,374
         Amortization of deferred interest cost on beneficial
            conversion feature of convertible debenture                              --              386,909            3,820,270
         Amortization of discount on warrants                                   743,897              441,365            1,793,590
         Amortization of discount on warrants - consulting services                  --              193,181              230,249
         Amortization of deferred compensation cost                                  --                   --              760,500
         Issuance of common stock for debenture interest                             --                   --               76,212
         Issuance of common stock for services                                   35,000               46,500            1,586,000
         Expenses related to modification of existing options                   357,975            1,175,768            2,470,046
         Other                                                                       --                   --               (1,697)
         Changes in operating assets and liabilities:
            Increase in inventory                                                    --                   --              (19,729)
            Increase in other current assets                                    (50,144)             (12,785)            (114,942)
            Increase in other assets                                            (35,267)            (158,733)          (1,530,262)
            Increase in accounts payable
               and accrued liabilities                                          453,232              237,881            1,362,393
                                                                           ------------         ------------         ------------
                  Total adjustments                                           1,886,623            2,661,672           12,502,390
                                                                           ------------         ------------         ------------
                  Net cash used by operating activities                      (5,864,930)          (3,884,950)         (24,329,065)
                                                                           ------------         ------------         ------------

Cash Flows from Investing Activities:
   Purchase of investments                                                           --                   --           (6,292,979)
   Proceeds from sale of investments                                                 --                   --            6,292,979
   Expenditures for property and equipment                                   (1,425,272)            (606,815)          (3,893,493)
   Proceeds from sale of property and equipment                                      --                   --                1,200
                                                                           ------------         ------------         ------------
                  Net cash used by investing activities                      (1,425,272)            (606,815)          (3,892,293)
                                                                           ------------         ------------         ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of convertible debt                                        --            1,000,000            9,500,000
   Proceeds from sale of securities, net of issuance costs                    2,173,000            4,029,970           19,690,058
   Payments under capital lease                                                 (43,521)             (37,325)            (152,433)
   Payments on note payable                                                     (15,896)             (14,106)             (49,253)
   Recovery of subscription receivable written off                                   --               19,000               19,000
                                                                           ------------         ------------         ------------
                  Net cash provided by financing activities                   2,113,583            4,997,539           29,007,372
                                                                           ------------         ------------         ------------

Net Increase (Decrease) in Cash and Cash Equivalents                         (5,176,619)             505,774              786,014

Cash and Cash Equivalents, Beginning                                          5,962,633              836,876                   --
                                                                           ------------         ------------         ------------

Cash and Cash Equivalents, Ending                                          $    786,014         $  1,342,650         $    786,014
                                                                           ============         ============         ============



           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements at September 30, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2001 and results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Certain amounts in the 2000 financial statements have been reclassified to conform to 2001 presentation. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2.  COMMITMENTS AND CONTINGENCIES

         LIQUIDITY

             The Company has suffered accumulated net losses of approximately $37,000,000 during its history. The Company is dependent upon registration of Product R for sale before it can begin commercial operations. As used in this report, the term Product R refers to the current formulation as well as the former formulation, which is known by the trade name Reticulose(R). The Company's cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials required by the FDA. Unless and until Product R is approved for sale in the United States or another industrially developed country, the Company will be dependent upon the continued sale of its securities, debt or equity financing for funds to meet its cash requirements.

             During November and December 2000, the Company completed several private placements of its securities under securities purchase agreements in which it has received cash proceeds of $6,871,000. In February 2001, the Company entered into a private equity line of credit agreement to sell up to $50,000,000 of common stock, which it anticipates drawing upon during 2001 (see Note 3 - Private Equity Line of Credit). During July and August 2001, the Company completed additional private placements of securities in which it received cash proceeds of $2,090,000. Additionally, on October 1, 2001, the Company received cash proceeds of $1,000,000 in connection with a private placement of securities pursuant to an agreement dated September 28, 2001 (see Note 4).

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

         LACK OF PATENT PROTECTION

             The Company has four issued U.S. patents, one allowed U.S. patent and one issued Australian patent for the use and composition of Product R. The Company currently has 9 patent applications pending with the U.S. Patent Office and 18 foreign patent applications. The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing a similar product. There can be no assurance that such patents, if obtained, will be enforceable.

             In addition to the patents described above, the Company was awarded a U.S. patent entitled "Preparation of a Therapeutic Composition" in October 2001. This issued patent protects the preparation and composition of Product R.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)
         TESTING AGREEMENTS (Continued)

         PLATA PARTNERS LIMITED PARTNERSHIP (Continued)

             Pursuant to the Plata Agreement, the Company authorized the issuance to Plata of 5,000,000 shares of common stock and options to purchase an additional 5,000,000 shares at $0.08 per share through July 9, 1994 (the "Plata Options") and 5,000,000 shares at $0.10 per share through July 9, 1994 (the "Additional Plata Options"). Pursuant to several amendments, the Plata Options and the Additional Plata Options were exercisable through June 30, 2000 at an exercise price of $0.15 and $0.17, respectively. The fair value of these options was estimated to be $32,925 ($0.0348 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; risk free interest rate of 6%. This amount was charged to compensation expense at December 31, 1999 as it related to services previously provided. Through September 30, 2001, the Company has received approximately $1,422,000 pursuant to the issuance of approximately 9.8 million shares in connection with the exercise of the Plata Options and the Additional Plata Options.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         TESTING AGREEMENTS (Continued)

         ARGENTINE AGREEMENTS (Continued)

             This amount was charged to compensation expense at December 31, 1999 as it related to services previously provided. Effective July 1, 2000, these options were extended to December 31, 2000 at an exercise price of $0.22 per share. As a result of the modification of the option terms, the fair value of these options was estimated to be $166,860 ($0.2273 per option share) based on a financial analysis of the terms of the options using the Black-Sholes Pricing Model with the following assumptions: expected volatility of 50%; risk free interest rate of 6%. This amount was charged to expense related to modification of existing option terms during the year ended December 31, 2000. Effective December 31, 2000, these options were extended to December 31, 2001 at an exercise price of $0.24 per share. As a result of the modification of the option terms, the fair value of these options was estimated to be $108,429 ($0.1457 per option share) based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; risk free interest rate of 6%. This amount was charged to expense related to modification of existing option terms during the year ended December 31, 2000. As of September 30, 2001, 1,256,000 shares of common stock were issued pursuant to the exercise of these options for an aggregate exercise price of approximately $261,500.

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

             In July 1998, the Company authorized expenditures of up to $90,000 to study the effects of Product R in inhibiting the mutation of the AIDS virus. As of September 30, 2001, the Company advanced approximately $70,000 for such study, which has been accounted for as research and development expense.

             As of September 30, 2001, the Company advanced approximately $442,000 for expenses in connection with the drug approval process in Argentina. The Company may not receive regulatory approval in Argentina and therefore may not generate sales in Argentina in the near future.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         TESTING AGREEMENTS (Continued)

         BARBADOS STUDY

             A double blind study assessing the efficacy of the Company's drug Product R in 43 human patients diagnosed with HIV (AIDS) has been conducted at the Queen Elizabeth Hospital, Bridgetown, Barbados (the "Barbados Study"). As of September 30, 2001, the Company expended approximately $390,000 to cover the costs of the Barbados Study.

             In July 1998, the Company authorized expenditures of up to $45,000 to study the effects of Product R in inhibiting the mutation of the AIDS virus. As of September 30, 2001, the Company advanced approximately $20,000 for such study, which has been accounted for as research and development expense.

         ISRAEL STUDIES

             In January 2001, the Company entered into a 12 month agreement with the Weizmann Institute of Science, and Yeda, its developmental arm in Israel, to conduct research on the effects of Product R on the immune system, especially on T lymphocytes. In addition, scientists will explore the effects of Product R in animal models. The total cost to the Company of this research is expected to be approximately $120,000. As of September 30, 2001, the Company advanced $90,000 for such research, which has been accounted for as research and development expense.

             In April 2001, the Company formalized a 12 month agreement with Selikoff Center in Israel to develop clinical trials in Israel using Product R. It is anticipated that these trials will support future FDA applications. The Center will begin with clinical trials using Product R to mitigate the toxic effect of chemotherapy in patients with advanced stage cancer, on AIDS patients being treated with other drugs as part of Highly Active Anti-Retroviral Therapy (HAART) and develop further clinical trials using Product R to treat other diseases. The cost of the first phase of this research is expected to be approximately $250,000. As of September 30, 2001, the Company advanced $115,000 for such research, which has been accounted for as research and development expense.

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

             assisting the Company in seeking joint ventures with and financing of companies in such industries. In connection with the consulting agreement, the Company issued to Dr. Hirschman 1,000,000 shares of the Company's common stock and the option to acquire 5,000,000 shares of the Company's common stock for a period of three years as per the vesting schedule as referred to in the agreement, at a purchase price of $0.18 per share. As of September 30, 2001, 900,000 shares have been issued upon exercise of these options for cash consideration of $162,000 under this Agreement.

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

             As of September 30, 2001, 976,000 shares of common stock were issued pursuant to the exercise of stock options by Richard Rubin. Mr. Rubin has, from time to time in the past, advised the Company on matters unrelated to his consultation with Dr. Hirschman.

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

             In May 2000, the Company and Dr. Hirschman entered into a second amended and restated employment agreement (the "Agreement") which supersedes in its entirety the July 1998 Employment Agreement. Pursuant to this Agreement, Dr. Hirschman was employed to serve as Chief Executive Officer and President of the Company until December 31, 2002. The Agreement further provides that Bernard Friedland and William Bregman will vote all shares owned or voted by them in favor of Dr. Hirschman as a member of the Board of Directors of the Company. The Agreement provides for Dr. Hirschman to receive an annual base salary of $361,000 (effective January 1, 2000), use of an automobile, major medical, disability, dental and term life insurance benefits for the term of his employment and for the payment of $100,000 to Dr. Hirschman on the earlier to occur of (i) the date an IND number is obtained from and approved by the FDA so that human research may be conducted using Product R; or (ii) the execution of an agreement relating to co-marketing pursuant to which one or more third parties commit to make payments to us of at least $15 million. On September 4, 2001, the Company received an IND number from the FDA. Therefore, the $100,000 described above has been accrued as of September 30, 2001.

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

         OTHER EMPLOYEES

             On January 3 and December 29, 2000, the Company issued to certain other employees stock options to acquire an aggregate of 430,000 and 716,000 shares of common stock at an exercise price of $0.21 and $0.328 per share, respectively. These options expire on January 2, 2010 and December 28, 2010, respectively, and vest in 20% increments at the end of each year for five years.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         OTHER EMPLOYEES (Continued)

             Accordingly, the following pro forma financial information is presented to reflect amortization of the fair value of the options.


                                                 As Reported for the Nine Months       Pro forma           As
                                                     Ended September 30, 2001          Adjustment       Adjusted
                                                 -------------------------------      -----------     -----------
              Net loss                                     $(7,751,553)               $(1,780,983)    $(9,532,536)
                                                            ==========                 ==========      ==========
              Net loss per share                             $(0.02)                    $(0.01)          $(0.03)
                                                              =====                      =====            =====


                                                 As Reported for the Nine Months       Pro forma           As
                                                     Ended September 30, 2000          Adjustment       Adjusted
                                                 -------------------------------      -----------     -----------
              Net loss                                     $(6,546,622)                $(893,297)     $(7,439,919)
                                                            ==========                  ========       ==========
              Net loss per share                             $(0.02)                    $(0.00)          $(0.02)
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

             ($0.2751 per option share) based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 50%; risk free interest rate of 6%. This amount has been charged to compensation expense related to modification of existing option terms during the year ended December 31, 2000. Effective December 31, 2000, these options were extended to December 31, 2001 at an exercise price of $0.19 per share. As a result of the modification of the option terms, the fair value of these options was estimated to be $17,311 ($0.1731 per option share) based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; risk free interest rate of 6%. This amount has been charged to compensation expense related to modification of existing option terms during the year ended December 31, 2000. As of September 30, 2001, 2,900,000 of the September 1992 Cohen Options have been exercised for cash consideration of $403,000.

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

             using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 50%; risk free interest rate of 6%. This amount was charged to expense related to modification of existing option terms during the year ended December 31, 2000. Effective December 31, 2000, these options were extended to December 31, 2001 at an exercise price of $0.18 per share. As a result of the modification of the option terms, the fair value of these options was estimated to be $600,419 ($0.1793 per option share) based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; risk free interest rate of 6%. This amount has been charged to compensation expense related to modification of existing option terms during the year ended December 31, 2000. Through September 30, 2001, 6,650,500 shares were issued pursuant to the exercise of the Bauer and Rizzuto Options for an aggregate exercise price of $696,050. Mr. Rizzuto sold all of his shares and all shares underlying his options.

         GLOBOMAX AGREEMENT

             On January 18, 1999, the Company entered into a consulting agreement with GloboMax, LLC to provide services at hourly rates established by the contract to the Company's Investigational New Drug application submission and to perform all work that is necessary to obtain FDA approval. In addition, GloboMax and its subcontractors are assisting the Company in conducting Phase I clinical trials for Product R. The contract was extended by mutual consent of both parties. The Company has paid approximately $2,980,000 for services rendered and reimbursement of expenses by GloboMax and its subcontractors through September 30, 2001.

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

         CONSTRUCTION COMMITMENT

         In November 1999, the Company entered into an agreement with an unaffiliated third party to construct leasehold improvements at an approximate cost of $380,000 for research and development purposes at the Company's Yonkers, New York facilities, which has been completed as of June 30, 2001. In October 2000, the Company entered into another agreement with the unaffiliated third party to construct additional leasehold improvements at an approximate cost of $325,000 for research and development purposes at the Company's Yonkers, New York facilities, of which the entire amount has been incurred as of September 30, 2001.

         SOFTWARE ACQUISITION

         During the third quarter of 2001, the Company contracted with a software vendor at a cost of approximately $500,000 to acquire and install an SAP system for accounting, administrative and production control. As of September 30, 2001, the entire cost has been incurred and capitalized as a component of property and equipment.

         LITIGATION

         In June 2000, the Company filed an action and complaint in the Supreme Court of New York, Westchester County, against Commonwealth Pharmaceuticals, Ltd., Immune Modulation Maximum Corp. ("IMMC") and Charles E. Miller (collectively, the "Defendants") alleging a breach by Commonwealth of an exclusive distribution agreement between the Company and Commonwealth, misappropriation of trade secrets and confidential information, conversion and conspiracy to convert the Company's property interests in Reticulose(R).

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         LITIGATION (Continued)

         The Company further alleged that Defendant Miller filed and obtained a U.S. patent entitled "Composition Containing Peptides and Nucleic Acids and Methods of Making Same" (the "1996 Patent") based on a study conducted by a third party using Reticulose(R) obtained free of charge from the Company, and that such patent was assigned to Defendant IMMC, a company controlled by Defendant Miller, in violation of the exclusive distribution agreement.

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

         In August 2000, Commonwealth and IMMC, filed a suit against the Company in the United States District Court for the Eastern District of Michigan which alleges that IMMC, and not the Company, is the owner of the exclusive/broad rights in Reticulose(R), and seeks, among other things, (i) a declaratory judgment that Defendant IMMC is the exclusive owner of the broad/exclusive rights to Reticulose(R) and the subject patent; (ii) an injunction against the Company from further attempts to use, market or assert any claims of ownership over any broad/exclusive rights in Reticulose(R), or the use, publication or disclosure of information regarding Reticulose(R); (iii) return of such information to IMMC; (iv) that the Company assign any Reticulose(R)-related trademarks to IMMC; and (v) that the Company pay Plaintiffs of this case damages, profits, costs and attorneys' fees. The Company was served with the Complaint on August 8, 2000.

         In January 2001, the Company and Commonwealth, et al., stipulated to dismiss the case in New York without prejudice. All disputes between the parties are now handled by the District Court of Michigan.

         In July 2001, the Company filed a Motion for Summary Judgment seeking dismissal of Commonwealth and IMMC's claim of exclusive ownership to Reticulose(R) and grant of such exclusive ownership to the Company.

         On November 8, 2001, the U.S. District Court for the Eastern District of Michigan dismissed with prejudice all of the claims of Commonwealth and IMMC. In connection with its dismissal orders, the U.S. District Court further held that the Company is the exclusive owner of all Reticulose(R) technology. The only matter remaining in this case is the Company's claims against Commonwealth, IMMC and Miller, which have not yet been heard by the U.S. District Court. The Company is continuing these legal proceedings to enforce its rights.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  STATUS OF FDA FILINGS

         On July 30, 2001, the Company submitted an Investigational New Drug
         (IND) application to the United States Food and Drug Administration
         (FDA) to begin Phase I clinical trials of Product R as a topical treatment for genital warts caused by human papilloma virus (HPV) infection. In September 2001, the FDA cleared the Company's IND application for Product R to begin Phase I clinical trials. The Company has commenced these clinical trials. The Phase I initial trials are placebo controlled, open label, dose escalation safety studies in healthy volunteers. These studies are being conducted in the United States under the supervision of GloboMax, LLC. Upon successful completion of Phase I studies, the Company expects to initiate Phase II trials to investigate the efficacy and dosages of Product R in the topical treatment of genital warts. Phase III trials are pivotal clinical investigations designed to establish the efficacy and safety of Product R.

NOTE 4.  SECURITIES PURCHASE AGREEMENTS

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

         CONVERTIBLE DEBENTURES AND WARRANTS (Continued)

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

         CONVERTIBLE DEBENTURES AND WARRANTS (Continued)

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

         CONVERTIBLE DEBENTURES AND WARRANTS (Continued)

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

         OTHER

             In January 1999, pursuant to a securities purchase agreement, the Company issued 4,917,276 shares of its common stock for an aggregate purchase price of $802,500. Such agreement also provided for the issuance of four warrants to purchase a total of 2,366,788 shares of common stock at prices ranging from $0.204 to $0.2448 per share at any time until December 31, 2003. The fair value of these warrants was estimated to be $494,000 ($0.209 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 6% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements. As of September 30, 2001, 482,830 shares of common stock were issued pursuant to the exercise of these warrants for an aggregate exercise price of approximately $126,000.

             On June 23, 1999, the Company entered into a securities purchase agreement with certain individuals whereby the Company issued 1,851,852 shares of its common stock for an

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 4.  SECURITIES PURCHASE AGREEMENTS (Continued)

         OTHER (Continued)

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

             Additionally, in connection with the above described securities purchase agreement, the Company issued warrants to purchase an aggregate of 5,454,544 shares of common stock. Fifty percent (50%) of the warrants are exercisable at $0.275 per share and fifty percent (50%) of the warrants are exercisable at $0.33 per share, until February 28, 2005. The fair value of these warrants was estimated to be $1,582,734 ($0.295 and $0.285 per warrant share) based upon a financial analysis of the terms of the warrant using the Black-Scholes Pricing Model with the following assumptions; expected volatility of 90%; a risk free interest rate of 6% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements. As of September 30, 2001, 216,577 shares of common stock were issued pursuant to the exercise of these warrants for an aggregate exercise price of approximately $105,000.

             On November 8, 2000, the Company entered into a securities purchase agreement with Harbor View Group, Inc. and various other purchasers, whereby the Company authorized the issuance and sale of up to 50,000,000 shares of common stock in a private offering transaction at a purchase price of $0.40 per share. As of September 30, 2001, 13,427,500 shares were issued for a purchase price of $5,371,000.

             Such agreement also provided for the issuance of warrants to purchase an aggregate of 30,000,000 shares of common stock, half at an exercise price of $0.48 and half at an exercise price of $0.56. As of September 30, 2001, 8,056,500 warrants had been issued (4,028,250 at $0.48 and 4,028,250 at $0.56) exercisable at any time until November 8, 2005. The fair value of these warrants was estimated to be $1,787,642 ($0.222 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; a risk free interest rate of 6% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements. The Company paid a fee of $265,300 relative to this agreement, which has been charged to interest expense.

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

             On July 19, 2001, the Company entered into a securities purchase agreement with BNC Bach International, Ltd., whereby the Company sold to BNC Bach International 3,125,000 shares of its common stock at a price of $0.32 per share for an aggregate purchase price of $1,000,000.

             On July 27, 2001, pursuant to a securities purchase agreement with various purchasers, the Company issued 1,225,000 shares of its common stock for an aggregate purchase price of $490,000. Such agreement also provided for the issuance of 735,000 warrants to purchase common stock, half of such warrants are exercisable at $0.48 per share and half of such are exercisable at $0.56 per share until July 27, 2006. The fair value of these warrants was estimated to be $144,500 ($0.20 per warrant for $0.48 warrants) and ($0.19 per warrant for $0.56 warrants) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; a risk free interest rate of 5.5% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements.

             On August 20, 2001, the Company entered into an additional securities purchase agreement with BNC Bach International, Ltd. whereby the Company sold to BNC Bach International 2,000,000 shares of its common sock at a price of $0.30 per share for an aggregate purchase price of $600,000.

             On September 28, 2001, the Company entered into a securities purchase agreement with Cambois Finance, Ltd. whereby the Company agreed to sell 6,666,667 shares of its common stock to Cambois Finance, Ltd. for an aggregate purchase price of $1,000,000. The Company received such proceeds and issued such shares of common stock on October 1, 2001.

         PRIVATE EQUITY LINE OF CREDIT

             On February 9, 2001, the Company entered into an equity line of credit agreement with Cornell Capital Partners, LP, an institutional investor, to sell up to $50,000,000 of the Company's common stock. Under such agreement, the Company may exercise "put options" to sell shares for certain prices based on certain average trading prices. Upon signing this agreement, the Company issued to its placement agent, May Davis Group, Inc., and certain investors, Class A warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price of $1.00 per share, exercisable in part or whole until February 9, 2006, and Class B warrants to purchase an aggregate of 5,000,000 shares of common stock at an

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  SECURITIES PURCHASE AGREEMENTS (Continued)

         PRIVATE EQUITY LINE OF CREDIT (Continued)

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

         o Human papilloma virus, or HPV, which causes genital warts and may lead to cervical cancer; and

         o        Rheumatoid arthritis.

         Since 1962, when Reticulose(R) was reclassified as a "new drug" by the Food and Drug Administration, or FDA, the FDA has not permitted Reticulose(R) to be marketed in the United States. A forfeiture action was instituted in 1962 by the FDA against Reticulose(R), and it was withdrawn from the United States market. The injunction obtained by the FDA prohibits, among other things, any shipment of Product R until a new drug application, or NDA, is approved by the FDA. FDA approval of an NDA first requires clinical testing of Product R in human trials, which cannot be conducted until we first satisfy the regulatory protocols and the substantial preapproval requirements imposed by the FDA upon the introduction of any new or unapproved drug product pursuant to an investigational new drug application, or IND. On July 30, 2001, we submitted an IND application to the FDA to begin Phase I clinical trials of Product R as a topical treatment for genital warts caused by the human papilloma virus (HPV) infection. In September 2001, the FDA cleared the IND application to begin Phase I clinical trials, which are currently underway.

         Our operations over the last five years have been limited principally to research, testing and analysis of Product R in the United States, either in vitro (outside the living body in an artificial environment, such as in a test tube), or on animals, and engaging others to perform testing and analysis of Product R on human patients outside the United States. We will bear all the expenses of the first phase of human clinical trials, and we do not know what the actual cost of such trials would be. If we need additional financing to fund subsequent clinical trials, it may not be available to us, which may force us to reduce our operations. We may not receive regulatory approval in Argentina and therefore may not generate sales of Product R in Argentina in the near future.

         Shalom Z. Hirschman, M.D., our Chief Executive Officer and President, has monitored the testing of Product R and has performed analyses of Product R with our scientific staff, which we believe may be used in connection with the FDA approval process. In addition, we contracted with GloboMax LLC of Hanover, Maryland to advise us in our preparation and filing of the IND with the FDA, and to assist us during the Phase I trials and the balance of the FDA process, with the objective of obtaining full approval for the manufacture and commercial distribution of Product R in the United States. On July 30, 2001, we submitted an IND application to the FDA to begin Phase I clinical trials of Product R as a topical treatment for genital warts caused by the human papilloma virus (HPV) infection. In September 2001, the FDA cleared the IND application to begin Phase I clinical trials, which are currently underway. In October 2001, we were awarded a U.S. patent entitled "Preparation of a Therapeutic Composition." This issued patent protects the preparation and composition of Product R.

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

RESULTS OF OPERATIONS

         For the three and nine months ended September 30, 2001, we incurred losses of approximately $2,811,000 and $7,752,000 vs. approximately $3,156,000 and $6,547,000 for the three and nine months ended September 30, 2000 respectively. Our increased losses were attributable primarily to:

         Research and Development Expense. Our increased losses during the three and nine months ended September 30, 2001 are due to increased research and development expenses (approximately $1,141,000 and $3,284,000 for the three and nine months ended September 30, 2001 vs. $970,000 and $2,253,000 for the three and nine months ended September 30, 2000, respectively). Included in the research and development expenses are:

         o consulting expenses payable to GloboMax LLC, a firm assisting us with the preparation and filing with the FDA of the IND for Product R (approximately $450,000 and $1,528,000 for the three and nine months ended September 30, 2001 vs. $374,000 and $710,000 for the three and nine months ended September 30, 2000, respectively);

         o expenditures in connection with laboratory supplies (approximately $86,000 and $277,000 for the three and nine months ended September 30, 2001 vs. $190,000 and $338,000 for the three and nine months ended September 30, 2000, respectively);

         o expenditures in connection with Product R research in Israel $88,000 and $205,000 for the three and nine months ended September 30, 2001 at The Weizmann Institute of Science ($30,000 and $90,000 respectively) and The Selikoff Center ($58,000 and $115,000, respectively);

         o expenditures in connection with the drug approval process in Argentina of approximately $90,000 and $270,000 for the three and nine months ended September 30, 2000, respectively); and

         o additional expenditures for payroll, occupancy expenses and related costs for the Yonkers, New York facility (approximately $517,000 and $1,273,000, for the three and nine months ended September 30, 2001 vs. $316,000 and $914,000 for the three and nine months ended September 30, 2000, respectively);

         General and Administrative Expense. General and administrative expense was approximately $1,247,000 and $3,088,000 for the three and nine months ended September 30, 2001 vs. $723,000 and $2,089,000 for the three and nine months ended September 30, 2000, respectively); . Included in the general and administrative expenses are:

         o an increase in professional fees (approximately $443,000 and $1,120,000 for the three and nine months ended September 30, 2001 vs. $117,000 and $412,000 for the three and nine months ended September 30, 2000, respectively) primarily attributable to certain legal proceedings ($270,000 and $642,000, respectively). See "Legal Proceedings";

         o an increase in payroll and related expenses (approximately $351,000 and $854,000 for the three and nine months ended September 30, 2001 vs. $242,000 and $637,000 for the three and nine months ended September 30, 2000, respectively) attributable to increased employee and officer salaries and the addition of scientific and administrative staff.

         Depreciation Expense. Our increased losses during the three and nine months ended September 30, 2001 are also due to increased depreciation expense (approximately $142,000 and $371,000 for the three and nine months ended September 30, 2001 vs. $102,000 and $246,000 for the three and, nine months ended September 30, 2000, respectively) due to the purchase of additional research and laboratory equipment and leasehold improvements.

         Interest Income (Expense). Our losses during the three and nine months ended September 30, 2001 are also due to interest expense (approximately $295,000 and $774,000 for the three and nine months ended September 30, 2001 vs. $221,000 and $899,000 for the three and nine months ended September 30, 2000, respectively). Interest income for the three and nine months ended September 30, 2001 was approximately $12,000 and $109,000 for the three and nine months ended September 30, 2001 vs. $33,000 and $108,000 for the three and nine months ended September 30, 2000, respectively. Included in the interest expense are:

         o beneficial conversion feature on certain convertible debentures of approximately $387,000 for the nine months ended September 30, 2000;

         o amortization of loan costs and other interest expense (as reduced by other items previously accrued at year end) of approximately $9,000 and $27,000 for the three and nine months ended September 30, 2001 vs. $6,000 and $73,000 for the three and nine months ended September 30, 2000, respectively); and

         o amortization of discount on certain warrants (approximately $286,000 and $747,000 for the three and nine months ended September 30, 2001 vs. $216,000 and $439,000 for the three and nine months ended September 30, 2000, respectively).

         Revenues. We had sales of approximately $2,000 and $14,000 for the three and nine months ended September 30, 2001 vs. $2,000 and $7,000 for the three and nine months ended September 30, 2000, respectively. All sales during these periods were made to distributors purchasing Product R for testing purposes.

LIQUIDITY

         As of September 30, 2001, we had current assets of approximately $1,891,000, compared to approximately $6,017,000 at December 31, 2000, respectively. We had total assets of approximately $5,761,000 and $8,809,000 at September 30, 2001 and December 31, 2000, respectively. The decrease in current and total assets was primarily attributable to the use of cash on hand to fund operating expenditures and property and equipment.

         During the nine months ended September 30, 2001, we used cash of approximately $5,865,000 for operating activities, as compared to approximately $3,885,000 during the nine months ended September 30, 2000, respectively. During the nine months ended September 30, 2001, we incurred expenses of:

         o approximately $1,914,000 for payroll and related costs primarily for administrative staff, scientific personnel and executive officers;

         o approximately $1,528,000 in consulting fees to GloboMax and its subcontractors;

         o approximately $264,000 for rent and utilities for our Yonkers facility;

         o        approximately $277,000 for laboratory supplies;

         o approximately $205,000 in expenditures on product R research in Israel;

         o        approximately $294,000 for insurance costs; and

         o approximately $1,298,000 for other professional and consulting fees, including $642,000 for certain litigation proceedings, see "Legal Proceedings".

         During the nine months ended September 30, 2001, cash flows provided by financing activities was primarily due to the proceeds from the sale of common stock of approximately $2,173,000 offset by principal payments of $59,000 on equipment obligations. During the nine months ended September 30, 2001, cash flow used by investing activities were used for expenditures of approximately $1,425,000 for leasehold improvements, research and laboratory equipment, and software for accounting, administrative and production control at our Yonkers, New York facility.

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

         On February 9, 2001 we entered into a private equity line of credit agreement with Cornell Capital Partners, LP. Under the equity line of credit agreement, we have the right to put shares of our common stock to Cornell Capital from time to time to raise up to $50,000,000, subject to certain conditions and restrictions. Under the terms of a registration rights agreement entered in connection with the equity line of credit, we are required to file with the Commission a registration statement to register the resale of shares of common stock purchased by Cornell Capital upon the exercise of each put option. Such registration statement must be declared effective by the Commission before the first sale to the investor of the common stock sold pursuant to the agreement. In addition, the investors are entitled to certain "piggyback" registration rights with respect to the resale of shares of common stock issuable upon exercise of certain warrants received in consideration of its services. The registration statement was declared effective by the Commission on February 14, 2001.

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

CAPITAL RESOURCES

         We have been dependent upon the proceeds from the continued sale of securities for the funds required to continue operations at present levels and to fund further research and development activities. On March 31, 2000, we filed a shelf registration statement with the Commission relating to the offering of up to 200,000,000 shares of our common stock to be used in connection with financings and resales of the shares issued thereunder by the recipients of such shares. As of the date hereof, 189,914,683 of such shares remain available for issuance.

         The following table summarizes sales of our securities since August
1999.


                                  Security        Convertible/         Conversion Price/          Maturity Date /
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

November 2000     $5,371,000      Common Stock    13,427,500 shares    $0.40 per share             n/a
thru March 2001
                                  Warrants        4,028,250 shares     $0.48 per share             November 7, 2005
                                                  4,028,250 shares     $0.56 per share

November 2000     $1,500,000      Common Stock    4,960,317 shares     $0.3024 per share           n/a

February 2001     Equity Line     Warrants        10,000,000 shares    $1.00 per share (1)         February 9, 2006

July 2001         $1,000,000      Common Stock    3,125,000 shares     $0.32 per share             n/a

July 2001         $490,000        Common Stock    1,225,000 shares     $0.40 per share             n/a
                                  Warrants        367,500 shares       $0.48 per share             July 27, 2006
                                                  367,500 shares       $0.56 per share

August 2001       $600,000        Common Stock    2,000,000 shares     $0.30 per share             n/a

September 2001    $1,000,000      Common Stock    6,666,667 shares     $0.15 per share             n/a

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

         VARIOUS PURCHASERS. On July 27, 2001, pursuant to a securities purchase agreement with various purchasers, we authorized the issuance of and sold 1,225,000 shares of our common stock and warrants to purchase an aggregate of 735,000 shares of common stock in a private offering transaction pursuant to
Section 4(2) of the Securities Act for a purchase price of $0.40 per share, for an aggregate purchase price of $490,000. Half of the warrants are exercisable at $0.48 per share, and half of the warrants are exercisable at $0.56 per share, until July 27, 2006. Each warrant contains anti-dilution provisions, which provide for the adjustment of warrant price and warrant shares. As of the date hereof, none of the warrants had been exercised.

         BNC BACH INTERNATIONAL. On August 20, 2001, we entered into a stock purchase agreement with BNC Bach International, Ltd., pursuant to which we issued and sold to BNC Bach International 2,000,000 shares of our common stock at $0.30 per share for an aggregate purchase price of $600,000.

         CAMBOIS FINANCE, LTD. On September 28, 2001, we entered into a stock purchase agreement with Cambois Finance, Ltd., pursuant to which we issued and sold to Cambois Finance, Ltd. 6,666,667 shares of our common stock at $0.15 per share for an aggregate purchase price of $1,000,000.

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

        We anticipate that we can continue operations through November 2001 with our current liquid assets, if no stock options or warrants are exercised or additional securities sold. We are currently seeking additional financing. Assuming we have satisfied the conditions precedent to draw on the equity line of credit, of which there can be no assurance, if we receive the full amount of proceeds available from the equity line of credit, we can continue operations for at least an additional 12 months, if no stock options or warrants are exercised or additional securities sold. If all of the outstanding stock options and warrants are exercised, we will receive net proceeds of approximately $31.8 million. Those proceeds will contribute to general and administrative and working capital and will permit us to substantially increase our budget for research and development and clinical trials and testing and to operate at significantly increased levels of operation, assuming Product R receives subsequent approvals and prospects for sales increase to justify such increased levels of operation. The recent prevailing market price for shares of common stock has from time to time been above the exercise prices of certain of the outstanding options and warrants. As such, recent trading levels may not be sustained nor may any additional options or warrants be exercised. If none of the outstanding options and warrants are exercised, we do not draw down on the equity line of credit, and we obtain no other additional financing, in order for us to achieve the level of operations contemplated by management, management anticipates that we will have to limit intentions to expand operations beyond current levels.

         We anticipate that we will be required to sell additional securities to obtain the funds necessary to further our research and development activities. We are currently seeking debt financing, licensing agreements, joint ventures and other sources of financing, but the likelihood of obtaining such financing on favorable terms is uncertain. Management is not certain whether, at present, debt or equity financing will be readily obtainable on favorable terms. Because of the large uncertainties involved in the FDA approval process for commercial drug use on humans, it is possible that we may never be able to sell Product R commercially.

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

        On November 8, 2001, the U.S. District Court for the Eastern District of Michigan dismissed with prejudice all of the claims of Commonwealth and IMMC. In connection with its dismissal order, the U.S. District Court further held that Advanced Viral is the exclusive owner of all Reticulose(R) technology. The only matter remaining in this case is Advanced Viral's claims against Commonwealth, IMMC and Miller, which have not yet been heard by the U.S. District Court. Advanced Viral is continuing these legal proceedings to enforce its rights.

Item 2.  Changes in Securities and Use of Proceeds

         During the three months ended September 30, 2001, we issued shares of common stock in private transactions exempt from registration under Section 4(2) of the Securities Act of 1933 as follows:

         o We issued 24,501 shares pursuant to the exercise of warrants at $0.204 per share.
         o We issued 17,151 shares pursuant to the exercise of warrants at $0.2448 per share.
         o We issued 34,759 shares pursuant to the exercise of warrants at $0.275 per share.


Item 3.       Defaults upon Senior Securities

              None.

Item 4.       Submission of Matters to Vote of Security Holders

              During the quarter ended September 30, 2001, no matters were submitted to a vote of security holders of the Registrant, through the solicitation of proxies or otherwise.

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

         (1)  Exhibits.

              See Financial Statements

         (2)  Reports on Form 8-K.

              During the three-month period ending September 30, 2001, no Current Reports on Form 8-K were filed.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ADVANCED VIRAL RESEARCH CORP.

Date: November 14, 2001                By: /s/ Alan V. Gallantar
                                           -------------------------------------
                                           Alan V. Gallantar,
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)




                                       By: /s/ Shalom Z. Hirschman
                                           -------------------------------------
                                           Shalom Z. Hirschman, President and
                                           Chief Executive Officer