Form 10-K405
period 2001-12-31
ADVANCED VIRAL RESEARCH CORP
filed 2002-04-01
CIK 786623

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-K

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2001

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 33-2262-A

                          ADVANCED VIRAL RESEARCH CORP.
             ------------------------------------------------------
             (exact name of Registrant as specified in its charter)

           DELAWARE                                    59-2646820
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

200 CORPORATE BOULEVARD SOUTH, YONKERS, NEW YORK                        10701
------------------------------------------------                        -----
    (Address of principal executive offices)                         (Zip Code)

                                 (914) 376-7383
               ---------------------------------------------------
               (Registrant's telephone number including area code)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask quotations for the Common Stock on January 31, 2002 on the OTC Bulletin Board, was approximately $83,429,310. The shares of Common Stock held by each officer and director and by each person known to the Registrant who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 27, 2002, the Registrant had 413,296,862 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:   None.

                          ADVANCED VIRAL RESEARCH CORP.

                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----

PART I
ITEM 1.       BUSINESS............................................................................................ 1
ITEM 2.       DESCRIPTION OF PROPERTY.............................................................................15
ITEM 3.       LEGAL PROCEEDINGS...................................................................................15
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................17

PART II
ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............................................17
ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA................................................................18
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS...........................................................................20
ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...........................................29
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................................29
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE............................................................................29

PART III
ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS........................................30
ITEM 11.      EXECUTIVE COMPENSATION..............................................................................32
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................................39
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................40

PART IV
ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.....................................41

SIGNATURES    ....................................................................................................42

EXHIBIT INDEX ....................................................................................................43



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

         AS USED IN THIS ANNUAL REPORT ON FORM 10-K, THE TERMS "WE," "US," "OUR," AND "ADVANCED VIRAL" MEAN ADVANCED VIRAL RESEARCH CORP. AND ITS SUBSIDIARIES (UNLESS THE CONTEXT INDICATES A DIFFERENT MEANING).

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

         o Cachexia (body wasting) in patients with solid cancers, leukemias and lymphomas; and

         o  Rheumatoid arthritis.

         Since 1962, when Reticulose(R) was reclassified as a "new drug" by the Food and Drug Administration, or FDA, thE FDA has not permitted Reticulose(R) to be marketed in the United States. A forfeiture action was instituted in 1962 by the FDA against Reticulose(R), and it was withdrawn from the United States market. The injunction obtained by the FDA prohibits, among other things, any shipment of Product R until a new drug application, or NDA, is approved by the FDA. FDA approval of an NDA first requires clinical testing of Product R in human trials, which cannot be conducted until we first satisfy the regulatory protocols and the substantial preapproval requirements imposed by the FDA upon the introduction of any new or unapproved drug product pursuant to an investigational new drug application, or IND. On July 30, 2001, we submitted an IND application to the FDA to begin Phase 1 clinical trials of Product R as a topical treatment for genital warts caused by the human papilloma virus (HPV) infection. In September 2001, the FDA cleared the IND application to begin Phase 1 clinical trials. In March 2002, we completed the Phase 1 trials and submitted to the FDA the results, which indicated that Product R was safe and well tolerated dermatologically in all the doses applied in the study. The data accrued from the Phase 1 trials will form the basis for the Phase 2 protocol planned to be submitted to the FDA in the future.

         Our operations over the last five years have been limited principally to research, testing and analysis of Product R in the United States, either IN VITRO (outside the living body in an artificial environment, such as in a test tube), or on animals, and engaging others to perform testing and analysis of Product R on human patients outside the United States. Our Phase 1 studies were performed in the United States on human patients. We do not know the cost of future clinical trials we may not be able to raise the funds necessary to begin or continue planned clinical trials. Additional financing needed to fund subsequent clinical trials may not be available to us, which may force us to reduce our clinical trials and operations.

         In October 2001, we were awarded a U.S. patent entitled "Preparation of a Therapeutic Composition," which issued patent protects the preparation and composition of Product R. In March 2002, we were awarded a U.S. patent entitled "Topical Treatment of Skin Disease and Eye Afflictions," which issued patent protects the use of Product R for use in the topical treatment of viral skin infections such as HPV, shingles and herpes simplex, and viral eye infections including those caused by herpes simplex virus.

         Our offices are located at 200 Corporate Boulevard South, Yonkers, New York 10701. Our telephone number in Yonkers, New York is (914) 376-7383. We have also established a website: www.adviral.com. Information contained on our website is not a part of this report.

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

         In order to conduct a clinical trial of a new drug in humans, a sponsor must prepare and submit to the FDA a comprehensive IND. The focal point of the IND is a description of the overall plan for investigating the drug product and a comprehensive protocol for each planned study. The plan is carried out in three phases: phase 1 clinical trials, which involve the administration of the drug to a small number of healthy subjects to determine safety, tolerance, absorption and metabolism characteristics; phase 2 clinical trials, which involve the administration of the drug to a limited number of patients for a specific disease to determine dose response, efficacy and safety; and phase 3 clinical trials, which involve the study of the drug to gain confirmatory evidence of efficacy and safety from a wide base of investigators and patients.

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

         On September 20, 1984, Bernard Friedland, our former President and Chairman of the Board of Directors, as sponsor, submitted to the FDA an IND to conduct a study testing the effectiveness of Product R on human subjects with AIDS, as well as certain other viruses. The FDA has issued four letters of deficiency with regard to the IND. In a letter dated November 29, 1984, the FDA indicated, among other deficiencies noted, that the publications submitted with the IND and relating to the effectiveness of Product R on virus related diseases will not be accepted in support of the safety of Product R unless we could establish that the proposed formulation of Product R is the same as the formulation of Product R referenced in those publications. In addition, the FDA required, among other things, that an IND application include relevant information on the chemistry, laboratory and animal controls to assure the integrity of the dosage form and that safety information be provided for the initial study proposed to be conducted on humans. The FDA also required that the information assure the proper identification, quality, purity and strength of Product R and a description of the physical, chemical and microbiological characteristics of Product R. On September 11, 1987, we received a further deficiency letter from the FDA, stating that no data had been submitted supporting IN VITRO anti-HIV activity or any criterion for a biological response modifier.

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

         We have not formally responded to the 1992 deficiency letters or the 1995 deficiency letter, nor have any of the studies cited in those letters been undertaken. In February 1998, we contracted with GloboMax LLC of Hanover, Maryland to advise and assist us in our preparation of a new IND to be filed with the FDA, and to otherwise guide us through the FDA process with the objective of obtaining full approval for Product R in the United States. During 2000 and 2001, GloboMax continued its project management services for the pre-clinical development and IND submission of Product R to the FDA, the development of standard operating procedures and validation protocol for the preparation and manufacture of Product R. Expenses paid during 2000 and 2001 relating to the GloboMax agreement were approximately $3,917,000. Pursuant to the agreement with GloboMax, we are obligated to pay for services on an hourly basis, at prescribed rates. On July 30, 2001, we submitted an IND application to the FDA to begin Phase 1 clinical trials of Product R as a topical treatment for genital warts caused by the human papilloma virus (HPV) infection. On September 4, 2001, the IND was cleared by the FDA to begin Phase 1 trials. In March 2002, Advanced Viral completed the Phase 1 trials and submitted to the FDA the results, which indicated that Product R was safe and well tolerated dermatologically in all the doses applied in the study. The data accrued from the Phase 1 trials will form the basis for the Phase 2 protocol to be submitted to the FDA. Such IND is our only IND on file with the FDA.

         We currently do not have the resources necessary to complete the FDA approval process. It is possible that the clinical tests of Product R on humans will not be approved by the FDA for human clinical trials on HPV or other diseases, and that any tests previously conducted or to be conducted will not satisfy FDA requirements. It is also possible that the results of such human clinical trials, if performed, will not prove that Product R is safe or effective in the treatment of HPV or other diseases, or that the FDA will not approve the sale of Product R in the United States if we submitted a proper NDA. It is not known at this time how extensive the Phase 2 and Phase 3 clinical trials will be, if they are conducted. The data generated may not show that the drug Product R is safe and effective, and even if the data shows that Product R is safe and effective, obtaining approval of the NDA could take years and require financing of amounts not presently available to us.

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

RESEARCH, DEVELOPMENT AND TESTING

         For the period from inception (February 20, 1984) through December 31, 2001 we expended approximately $14,000,000 on testing and research and development activities either in our laboratories or pursuant to various testing agreements with both domestic and foreign companies. In 1996, we retained Shalom
Z. Hirschman, M.D. as our Chief Executive Officer and President. Dr. Hirschman, who is also our current Chairman of the Board of Directors, established our research facility in Yonkers, New York, planned and monitored the testing of Product R and recently performed analyses of Product R with our scientific personnel, which analyses will be used in connection with the FDA approval process. We currently are funding research and testing to:

         o determine the safety and efficacy of the topical use of Product R on animals and cultured human cells;

         o assess the effectiveness of the topical application of Product R on HPV;

         o determine the effectiveness of Product R in the treatment of cachexia (body wasting) in patients with AIDS;

         o determine the effectiveness of Product R in the treatment of patients with solid cancers;

         o determine the effectiveness of Product R in the treatment of patients with leukemias and lymphomas;

         o compare the results of treatment of persons diagnosed with AIDS taking a multi-drug cocktail (highly active anti-retroviral therapy, HAART) and Product R with those taking a multi-drug cocktail and a placebo;

         o determine the effectiveness of Product R for the treatment of rheumatoid arthritis;

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

         On January 29, 2001, we entered into a 12-month agreement with The Weizmann Institute of Science and Yeda, its developmental arm, in Israel to conduct research on the effects of Product R on the immune system , especially on T lymphocytes. Experiments included the impact of Product R on T cell proliferation, migration, adhesion and cytokine secretion. In addition, scientists explored the effects of Product R in animal models on adjuvant arthritis and experimental allergic encephalitis. The cost of this research is approximately $118,000 which has been funded from our current cash position.

         We believe that the research at The Weizmann Institute has demonstrated that Product R inhibits the development of arthritis and encephalitis in rat models of adjuvant arthritis and experimental allergic encephalitis, respectively, when Product R is administered at the same time as the inflammatory stimulus. These models of the dampening effects of Product R on autoimmune reactions are being fine-tuned and studies of possible molecular mechanisms of the actions of Product R are to follow.

         These animal models serve as experimental prototypes for the study of autoimmune disorders, such as rheumatoid arthritis. Institute researchers also propose to investigate other animal models, including a graft rejection model and tumor growth and tumor metastasis models, for the immunomodulatory effects of Product R.

         On April 2, 2001, we entered into a 12-month agreement with The Selikoff Center in Israel to develop clinical trials in Israel using Product R. These trials would support our planned IND of injectable Product R. The Center began designing clinical trials using Product R to mitigate the toxic effects of chemotherapy in patients with advanced stage cancer to be conducted at hospitals throughout Israel. The cost of the first phase of this research was $242,000 of which $115,000 has been advanced to date.

         During the planning of these clinical trials, we redesigned the research program to investigate the effect of Product R on cachexia (body wasting) in patients with solid cancers, leukemias and lymphomas. In addition, the redesigned program will investigate Product R as salvage therapy in patients with AIDS who have failed highly active anti-retroviral therapy (HAART). In this trial, Product R will be used in combination with HAART.

         During March 2002, the Selikoff Center advised us that it received approvals from Israel's Helsinki Committee (the equivalent of a hospital's Institutional Review Board in the U.S.) for these clinical trials at academic medical centers in Israel. We are awaiting approval from Israel's Ministry of Health (i.e. the equivalent of the U.S. FDA) before these clinical trials may begin. We anticipate that these clinical trials will yield data which will assist us in our design of future protocols for Phase 1 and 2 studies of injectable Product R in the U.S. and Israel.

         The studies being conducted pursuant to our agreements with The Weizmann Institute and the Selikoff Center are subject to risks associated with the policy, economic and military conditions affecting Israel and the Middle East, and recently a public announcement from Israel declaring a war against terrorism has made it difficult to predict whether or in what manner these problems will be resolved.

         Our studies detailing the results of the above research and testing may not positively impact the FDA's decision to approve a new IND for Product R or approve the marketing, sales or distribution of Product R within the United

States, and as a result may not improve our chances of gaining approval for the marketing, sales or distribution of Product R anywhere in the world. We currently do not have the resources to engage in further testing and we cannot provide assurances that we will acquire such financial resources to continue or complete the studies, or, if we acquire such resources, that we will do so on favorable terms.

SCIENTIFIC ADVISORY BOARD

         In January 2002, the Company formed a Scientific Advisory Board currently consisting of five people with experience in oncology, hematology, women's health and related fields for the purpose of having access to additional expertise and counsel to support the development of Product R in connection with the rigorous clinical trials required by the FDA's regulatory approval process. The current members of the Scientific Advisory Board are:

         DR. GEORGE P. CANELLOS is the William Rosenberg Professor of Medicine at Harvard Medical School where he served as Chief of the Division of Medical Oncology for 20 years at the Dana-Farber Cancer Institute, and was Acting Clinical Director of the National Cancer Institute (NCI) and a member of the FDA's Oncologic Drugs Advisory Committee. Dr. Canellos was also a past president of the American Society for Clinical Oncology and a former Editor-in-Chief of the Journal of Clinical Oncology. Dr. Canellos currently serves as Medical Director for Network Development, Dana-Farber/Partners CancerCare and is on the senior staff at the Brigham and Women's Hospital, Dana-Farber Cancer Institute and Massachusetts General Hospital.

         DR. MICHAEL HARRIS is Director of the Tomorrows Children's Institute for Cancer and Blood Disorders, Chief of Pediatric Hematology-Oncology at the Hackensack University Medical Center and Professor of Pediatrics at the UMDNJ-New Jersey Medical School. Additionally, Dr. Harris is a member of the National Cancer Institute's Special Review Committee where he is responsible for the review of Community Clinical Oncology Programs, and Associate Editor for Pediatric Oncology for the scientific journal Cancer Investigation. Dr. Harris previously served as Chief of Pediatric Hematology-Oncology at The Mt. Sinai Medical Center in New York City.

         DR. JAMES D'OLIMPIO is Director of the North Shore University Hospital's Supportive Oncology and Palliative Care Service and is also Associate Professor of Medical Oncology at New York University's School of Medicine. His research has focused on improving the quality of life of cancer patients, especially by reversing the wasting process (cachexia) associated with cancer, and in cancer treatment related fatigue syndrome.

         MS. CAROL ARMENTI is the founder and Executive Director of the Center for Cervical Health, a patient advocacy organization primarily devoted to cervical health issues in the U.S. Ms. Armenti serves on the FDA advisory board and other governmental consulting boards, and is a lecturer on women's health issues.

         DR. HOWARD YOUNG currently serves on the staff of a cancer research institute and has been elected to serve as the Vice President of the International Society for Interferon and Cytokine Research in 2002 and 2003 and as President in 2004 and 2005. During 2001, Dr. Young was elected a fellow to the American Academy of Microbiology. Dr. Young served as Chair of the Immunology Division of the American Society for

Microbiology from 1996-1997. Dr. Young has authored/co-authored over 200 research papers in the field of cellular and molecular immunology. He is a member of the editorial boards of the "Journal of Interferon and Cytokine Research," "The Journal of Biological Chemistry, "Genes and Immunity," and served on the editorial board of "The Journal of Immunology" from 1997-2001. Dr. Young is Editor-in-Chief of the "Newsletter of the International Society of Interferon and Cytokine Research."

BUSINESS ADVISORY BOARD

         In December 2001, we established a Business Advisory Board currently consisting of three people. Members of the Business Advisory Board provide us with access to expertise in international finance, strategic management and business opportunities. The current members of the Business Advisory Board are:

         ALBERT REICHMANN is the co-founder of Olympia and York Developments Limited, an international commercial property developer. Mr. Reichmann is also an international philanthropist whose efforts have supported the establishment of schools and other institutions around the world.

         JOZEF STRAUS, PH.D., D.SC. (HON.) is Co-Chairman, President and Chief Executive Officer of JDS Uniphase Corporation, a leading fiberoptic communications firm and has numerous publications, presentations and other honors to his credit.

         PETER LUNDER is the former Co-Chairman and Treasurer of the Dexter Shoe Company (now owned by Berkshire-Hathaway). Mr. Lunder serves as a Regent of the Smithsonian Museum and is the Governing Board Chairman of Colby College's Museum of Art, and a member of the Dana-Farber Cancer Institute's Visiting Committee.

PATENTS

         In October 2001, we were awarded a U.S. patent entitled "Preparation of a Therapeutic Composition," which issued patent protects the preparation and composition of Product R. In March 2002, we were awarded a U.S. patent entitled "Topical Treatment of Skin Disease and Eye Afflictions," which issued patent protects the use of Product R for use in the topical treatment of viral skin infections such as HPV, shingles and herpes simplex, and viral eye infections including those caused by herpes simplex virus.

         We believe that patent protection and trade secret protection are important to our business and that our future will depend, in part, on our ability to maintain trade secret protection, obtain patents and operate without infringing the proprietary rights of others both in the United States and abroad. We currently have 11 patent applications pending with the PTO and 23 patent applications pending in other countries relating to Product R. In the United States, we have 1 allowed patent and 6 issued patents from the PTO. We also have 1 issued patent in Australia. As patent applications in the United States are maintained in secrecy until patents issue and as publication of discoveries in the scientific or patent literature often lag behind the actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions. Furthermore, the patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions, and, therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents or their enforceability cannot be predicted. We cannot be sure that any additional patents will issue from any of our patent applications or, should any patents issue, that we will be provided with adequate protection against potentially competitive products. Furthermore, we cannot be sure that should patents issue, they will be of commercial value to us, or that private parties, including competitors, will not successfully challenge our patents or circumvent our patent position in the United States or abroad.

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

EQUITY LINE OF CREDIT AGREEMENT

         On February 9, 2001, we signed a private equity line of credit agreement with Cornell Capital Partners, LP. Pursuant to this equity line of credit agreement and subject to the satisfaction of certain conditions, including those discussed below, Advanced Viral may sell and issue to Cornell Capital, from time to time, up to an aggregate of $50,000,000 of our common stock. Until August 14, 2003, assuming the registration statement covering the resale of the shares issuable pursuant to the equity line of credit is effective, we may, from time to time, in our sole discretion, sell or "put" shares of our common stock to Cornell Capital at a price equal to 95% of the market price of the common stock. Under the equity line of credit agreement, the market price of Advanced Viral common stock, for purposes of determining the purchase price, is the average of the three lowest closing bid prices, as reported by Bloomberg, L.P., of our common stock for the 25 trading day period ending on the date we notify Cornell Capital of our intention to put common stock to it, or, in other words, request an advance. To date, we have not drawn down on the line of credit.

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

         Under the equity line of credit agreement, we agreed to register the common stock for resale by Cornell Capital, which will permit Cornell Capital to resell the common stock from time to time in the open market or in privately-negotiated transactions. We have agreed to bear certain expenses, other than broker discounts and commissions, if any, in connection with the preparation and filing of the registration statement and any amendments to it. We intend to file amendments and supplements to the registration statement as may be necessary in order to keep it effective as long as the equity line of credit agreement remains in effect or Cornell Capital owns any of our common stock. We cannot assure you that we will satisfy all of the conditions required under the equity line of credit agreement or that Cornell Capital will have the ability to purchase all or any of the shares of common stock put to it thereunder.

         In addition, pursuant to the equity line of credit agreement, each officer, director and affiliate of Advanced Viral has agreed that he, she or it will not, directly or indirectly, without the prior written consent of Cornell Capital, issue, offer, agree or offer to sell, sell, grant an option for the purchase or sale of, transfer, pledge, assign, hypothecate, distribute or otherwise encumber or dispose of any shares of common stock, including options, rights, warrants or other securities underlying, convertible into, exchangeable or exercisable for or evidencing any right to purchase or subscribe for any common stock (whether or not beneficially owned by the undersigned), or any beneficial interest therein for a period of 10 trading days following the receipt of an advance notice by Advanced Viral pursuant to the agreement.

         In conjunction with the equity line of credit agreement, we entered into an agreement with May Davis Group, Inc., our placement agent. May Davis assisted Advanced Viral in negotiating the equity line of credit agreement. As a placement fee, we issued to May Davis and certain other investors Class A Warrants to purchase 5,000,000 shares of our common stock at an exercise price per share equal to $1.00, exercisable in part or in whole at any time until February 9, 2006, and Class B Warrants to purchase in the aggregate 5,000,000 shares of our common stock at an exercise price equal to the greater of $1.00 or 110% of the bid price of the common stock on the applicable advance date under the private equity line of credit agreement. Each Class B Warrant is exercisable pro rata on or after each advance date with respect to that number of warrant shares equal to the product obtained by multiplying 5,000,000 by a fraction, the numerator of which is the amount of the advance payable on the applicable advance date and the denominator of which is $20,000,000, until sixty months from the date of issuance.

         We may redeem the warrants at a redemption price of $0.01 per share provided that the bid price for our common stock equals at least $4.00 per share for a period of ten (10) consecutive trading days, as described therein. The warrants contain provisions that adjust the purchase price and number of shares issuable upon the occurrence of certain events, such as a stock split, reverse stock split, stock dividend, merger, or recapitalization. Assuming the registration statement covering the shares underlying the warrants and the equity line of credit is not suspended, the holder may effect a cashless exercise of the warrant commencing with the first advance date. There are also certain "piggyback" registration rights with respect to the shares of common stock issuable upon exercise of the warrants pursuant to a registration rights agreement.

MARKETING AND SALES

         Except for limited sales of Product R for testing and other purposes, Product R is not sold commercially anywhere in the world. As of the date hereof, our efforts or the efforts of our representatives have produced no material benefits to us regarding our ability to have Product R sold commercially anywhere in the world. We have entered into exclusive distribution agreements with four separate entities granting exclusive rights to distribute Product R in the countries of Canada, China, Japan, Hong Kong, Macao, Taiwan, Mexico, Argentina, Bolivia, Paraguay, Uruguay, Brazil and Chile. Pursuant to these agreements, the distributors are obligated to cause Product R to be approved for commercial sale in such countries and upon such approval, to purchase from us certain minimum quantities of Product R to maintain the exclusive distribution rights. Our marketing plans for Product R are still dependent upon registration of Product R for sale in various jurisdictions where our distributors are seeking approvals.

         To date we have received no information that would lead us to believe that we will be positioned to sell Product R commercially anywhere in the world in the immediate future, and it is possible that none of our distributors will ever secure registration of Product R. On July 30, 2001, we submitted an IND application to the FDA to begin Phase 1 clinical trials of Product R as a topical treatment for genital warts caused by the human papilloma virus (HPV) infection. In September 2001, the FDA cleared the IND application to begin Phase 1 clinical trials. In March 2002, Advanced Viral completed the Phase 1 trials and submitted to the FDA the results, which indicated that Product R was safe and well tolerated dermatologically in all the doses applied in the study. The data accrued from the Phase 1 trials will form the basis for the Phase 2 protocol to be submitted to the FDA in the future.

         An application for registration of Product R was filed in March 1998 requesting that Product R be permitted to be sold in Argentina. In this March 1998 filing, DCT, S.R.L., our distribution agent in Argentina, received an investigational new drug identification number from the National Administration for Drug, Food and Medical Technology in Argentina, or ANMAT. This allowed DCT to begin pre-clinical studies on our behalf with Product R which have since been concluded. In February 2000, DCT received approval from the ANMAT to proceed with Phase 1 clinical trials in Argentina for Product R. We are currently evaluating the costs and time necessary to complete Phase 1 clinical trials in Argentina. DCT must apply for approval from the ANMAT to proceed with Phases II and III clinical trials before Product R is approved for sale in Argentina. The costs and time necessary to complete such trials cannot be predicted at this time, especially given the current faltering political and economic climate in Argentina. GloboMax Americas has been retained to review the application and status of Product R in Argentina. Based upon recommendations received from GloboMax Americas, we will decide how to proceed further in Argentina. We may not receive regulatory approval in Argentina and therefore may not generate sales of Product R in Argentina in the near future.

         We initially targeted our sales and marketing efforts to those countries where Product R was previously marketed by its prior owners for a number of years as an anti-viral agent in the treatment of Asian influenza, viral pneumonia, viral infectious hepatitis, mumps, encephalitis, herpes simplex and herpes zoster. Those countries included Singapore, Hong Kong, Malaysia, Taiwan, the Philippines and Malta. Registration of Product R will be required in such countries as well as in the other countries comprising the distributors' territories before any significant sales may begin. The registration of Product R for sale in these countries has been frustrated due to our inability to obtain the registration and approval to sell Product R in the Bahamas, the country of origin, and a general lack of published data on the effectiveness of Product R. Until Product R is registered and approved for sale in the United States, in another developed country or in the other countries included in the distributors' territories, we will not generate any material sales of Product R. For the years ended December 31, 2001, 2000 and 1999, we reported no commercial sales except limited sales for testing purposes. Product R is not legally available for commercial sale anywhere in the world, except for testing purposes. See "--Research, Development and Testing."

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

         The Company currently produces bulk clinical trial batches for topical Product R in its facility in Freeport, Bahamas. The Company has reconfigured its Yonkers, New York research facility to produce clinical trial batches for its planned injectable Product R. The Company operates these two facilities to produce clinical trial batches under current Good Manufacturing Procedures
(cGMP) as set forth by the United States Food and Drug Administration (FDA). The FDA has not approved Product R for distribution or sale in the United States.

COMPETITION

         The pharmaceutical drug industry is highly competitive and rapidly changing. If we ever successfully develop Product R, it will compete with numerous existing therapies. In addition, many companies are pursuing novel drugs that target the same diseases we are targeting with Product R. We believe that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV, HPV, other viruses, cachexia (body wasting) and rheumatoid arthritis. We anticipate that we will face intense and increasing competition as new products enter the market and advanced technologies become available. Our competitors' products may be more effective, or more effectively marketed and sold, than Product R. Competitive products may render Product R obsolete or noncompetitive before we can recover the expenses of developing and commercializing Product R. Furthermore, the development of a cure or new treatment methods for the diseases we are targeting could render Product R noncompetitive, obsolete or uneconomical. Many of our competitors:

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

         Several products are currently marketed for the treatment of cachexia (body wasting) included Megace(R) oral suspension manufactured by Bristol-Myers Squibb and Serostim(R) (injectable human growth hormone) marketed by Serono Laboratories Inc.

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

         Several products are currently marketed or are in advanced stages of clinical development for the treatment of rheumatoid arthritis. Immunex Corp.'s product Enbrel, a biologic response modifier, was approved by the FDA in November 1998 for the treatment of moderate to severe rheumatoid arthritis. Centocor Inc. is developing a monoclonal antibody known as Remicade, an anti-inflammatory agent that has completed Phase 3 trials in rheumatoid arthritis. The FDA approved Remicade for treatment of Crohn's disease in August 1998. Centocor filed for FDA approval of an expanded indication for Remicade for rheumatoid arthritis in January 1999. These products represent significant competition for Product R as a treatment for rheumatoid arthritis.

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

EMPLOYEES

         We have 37 full-time employees, consisting of our 3 executive officers, 2 vice presidents, 18 employees involved in research, 6 employees responsible for quality assurance and quality control, an assistant controller, a chief information officer and 6 administrative employees. Dr. Hirschman, our President, Chief Executive Officer and Chairman of the Board of Directors, and Alan V. Gallantar, our Chief Financial Officer and Treasurer, each devote all of their business time to our day-to-day business operations. Eli Wilner, our Secretary and a director, devotes as much time to his duties as is reasonably necessary. Additionally, we may hire, as and when needed, and as available, such sales and technical support staff and consultants for specific projects on a contract basis. See "Management --Employment Contracts, Termination of Employment and Change-in-Control Arrangements."

ITEM 2. DESCRIPTION OF PROPERTY

         We lease approximately 16,650 square feet for executive offices, including research laboratory space and production area at 200 Corporate Boulevard South, Yonkers, New York from an unaffiliated third party (the "Yonkers Lease"). The term of the Yonkers Lease is five years through April 2005 and our annual rental obligation under the Yonkers Lease is approximately $260,000 until May 1, 2002 at which time our annual rental obligation will increase to approximately $290,000.

         The Bahamian manufacturing facility, which was acquired on December 16, 1987, is located in Freeport, Bahamas and consists of an approximate 29,000 square foot site containing a one-story concrete building of approximately 7,300 square feet and is equipped for all topical phases of the testing, production, and packaging of bulk Product R. The Bahamian facility is currently being used to store and produce bulk inventory for testing purposes.

ITEM 3. LEGAL PROCEEDINGS

         In June 2000, we filed an action and complaint in the Supreme Court of New York, Westchester County, against Commonwealth Pharmaceuticals, Ltd. ("Commonwealth"), Immune Modulation Maximum Corp. ("IMMC") and Charles E. Miller (collectively, the "Defendants") alleging a breach by Commonwealth of an exclusive distribution agreement between Advanced Viral and Commonwealth, misappropriation of trade secrets and confidential information, conversion and conspiracy to convert our property interests in Reticulose(R). We further alleged that Defendant Miller filed and obtained a U.S. patent entitled "Composition Containing Peptides and Nucleic Acids and Methods of Making Same" based on a study conducted by a third party using Reticulose(R), and that such patent was assigned to Defendant IMMC, a company controlled by Defendant Miller, in violation of the exclusive distribution agreement.

         In our complaint, we sought relief in the form of (i) assignment of the patent to Advanced Viral, (ii) adjudgment that Defendants breached, misappropriated, converted and conspired to convert our property rights, (iii) damages, profits realized and interest thereon; and (iv) attorneys' fees, costs and expenses. In response, on August 3, 2000, Defendants filed a Motion to Dismiss the Complaint alleging lack of personal jurisdiction or, in the alternative, that the agreement underlying our claim is legally inoperative.

         In August 2000, Commonwealth and IMMC filed a suit against Advanced Viral in the United States District Court for the Eastern District of Michigan which alleged that IMMC, and not Advanced Viral, was the owner of the exclusive/broad rights in Reticulose(R), and sought, among other things: (i) a declaratory judgment that IMMC is the exclusive owner of the broad/exclusive rights to Reticulose(R) and the subject patent; (ii) an injunction against Advanced Viral from further attempts to use, market or assert any claims of ownership over any broad/exclusive rights in Reticulose(R), or the use, publication or disclosure of information regarding Reticulose(R); (iii) return of such information to IMMC; (iv) that Advanced Viral assign any Reticulose(R)-related trademarks to IMMC and (v) that Advanced Viral pay the plaintiffs in this case damages, profits, costs and attorneys' fees. Advanced Viral was served with a copy of the complaint on August 8, 2000.

         In January 2001, Advanced Viral and the Defendants stipulated to dismiss the case in New York without prejudice. In July 2001, Advanced Viral filed a Motion for Summary Judgment seeking dismissal of the Defendants' claim of exclusive ownership to Reticulose and grant of such exclusive ownership to Advanced Viral.

         On November 8, 2001, the U.S. District Court for the Eastern District of Michigan dismissed with prejudice all of the claims of the Defendants. In connection with its dismissal order, the U.S. District Court further held that Advanced Viral is the exclusive owner of all Reticulose(R) technology. In connection with our counterclaims against the Defendants, on March 20, 2002, Advanced Viral and the Defendants entered into a Settlement Agreement in settlement of Advanced Viral's claims against the Defendants. The Settlement Agreement was entered as part of the final judgment of the District Court on March 25, 2002, and all remaining claims were dismissed. The Settlement Agreement provided, among other things, that:

         (i) the Defendants acknowledged that Advanced Viral is the sole and rightful owner of all rights, title and interests for the United States and throughout the world in and to the Reticulose(R) trademark and all Reticulose(R) technology;

         (ii) the Defendants sold, assigned and transferred, jointly and severally, to Advanced Viral, its successors and assigns, all their claims, rights, title and interests for the United States and throughout the world in and to Reticulose(R), the Reticulose(R) trademark, the Reticulose(R) technology, any modifications, improvements or derivations thereto, and all related patents, inventions, discoveries, currently pending patent applications and any patents, discoveries and inventions resulting therefrom or described therein, free and clear from any encumbrance whatsoever;

         (iii) Advanced Viral granted to IMMC a non-exclusive, non-transferable, royalty-free license to make, use and sell products coming within the scope of the patents transferred by defendants to Advanced Viral, but only to the extent such products are in the form of orally administered dietary supplements which were already being sold on IMMC's then current website;

         (iv) Defendants agreed to indemnify, hold harmless and reimburse Advanced Viral from and for any and all liabilities arising from the manufacture, distribution, marketing, sale or use of any of IMMC's products; and

         (v) the Defendants agreed not to advertise or publicize that there is any connection between any of Defendants' products and Advanced Viral, its predecessors or Reticulose(R), nor will it copy, distribute or publicize, orally or otherwise, any data obtained by or produced on behalf of Advanced Viral or any of its predecessors relating to Reticulose(R) or any other product of Advanced Viral as if the data were developed by or for Defendants or was derived from product of any of the Defendants, and such data shall be returned to Advanced Viral to the extent it is in the possession of the Defendants.

         Advanced Viral is not currently a party to any material litigation, nor, to the knowledge of management, is any such litigation currently threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the year ended December 31, 2001, no matters were submitted to a vote of security holders of Advanced Viral.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         The principal United States market in which our common stock is traded is the over-the-counter market electronic Bulletin Board. The following table shows the range of reported low bid and high bid per share quotations for our common stock for each full quarterly period during the two recent years ended December 31, 2000 and 2001, and for the first quarter of 2002. The high and low bid prices for the periods indicated reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                      LOW BID      HIGH BID
                                                      -------      --------

     First Quarter 2000..............................   0.185        1.40
     Second Quarter 2000.............................   0.33         0.61
     Third Quarter 2000..............................   0.445        0.648
     Fourth Quarter 2000.............................   0.26         0.45

     First Quarter 2001..............................   0.285        0.41
     Second Quarter 2001.............................   0.265        0.495
     Third Quarter 2001..............................   0.171        0.395
     Fourth Quarter 2001.............................   0.179        0.40

     First Quarter 2002 (through March 29)...........   0.158        0.285

STOCKHOLDERS

         The approximate number of holders of record of our common stock as of March 27, 2002 is 2,936 inclusive of those brokerage firms and/or clearing houses holding shares of common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected historical financial data as of and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 have been derived from our audited financial statements. The selected consolidated financial data set forth below should be read along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this report.

                      SELECTED STATEMENT OF OPERATIONS DATA

                                                                             YEAR ENDED DECEMBER 31
                                           ----------------------------------------------------------------------------------------
                                               2001               2000               1999               1998               1997
                                           ------------       ------------       ------------       ------------       ------------
Revenues                                   $     17,601       $      8,363       $     10,953       $        656       $      2,278
                                           ------------       ------------       ------------       ------------       ------------
Costs and Expenses:
 Research and development                     5,150,869          3,192,551          1,948,937          1,659,456            817,603
 General and administrative                   4,301,333          2,621,542          1,831,061          1,420,427          1,681,436
 Compensation expense                           691,404          1,901,927            210,144                 --                 --
 Depreciation                                   532,264            362,392            230,785            110,120             26,288
                                           ------------       ------------       ------------       ------------       ------------
                                             10,675,870          8,078,412          4,220,927          3,190,003          2,525,327
                                           ------------       ------------       ------------       ------------       ------------
Loss from Operations                        (10,658,269)        (8,070,049)        (4,209,974)        (3,189,347)        (2,523,049)
                                           ------------       ------------       ------------       ------------       ------------
Other Income (Expense):
 Interest income                                114,057            162,077             42,744            102,043            111,845
 Other income                                        --                 --                 --                293              7,800
 Interest expense                              (868,856)        (1,446,692)        (2,007,032)        (1,470,699)        (1,738,325)
 Severance expense - former directors          (302,500)                --                 --                 --                 --
                                                                                                                       ------------
                                             (1,057,299)        (1,284,615)        (1,964,288)        (1,368,363)        (1,618,680)
                                           ------------       ------------       ------------       ------------       ------------
Net Loss                                   $(11,715,568)      $ (9,354,664)      $ (6,174,262)      $ (4,557,710)      $ (4,141,729)
                                           ============       ============       ============       ============       ============
Net Loss Per Share of Common
 Stock - Basic and Diluted                 $      (0.03)      $      (0.03)      $      (0.02)      $      (0.02)      $      (0.02)
                                           ============       ============       ============       ============       ============



                           SELECTED BALANCE SHEET DATA


                                                                                    AT DECEMBER 31
                                               ---------------------------------------------------------------------------------
                                                    2001             2000             1999             1998             1997
                                               -------------    -------------    -------------    -------------    -------------
ASSETS
Current Assets:
 Cash and cash equivalents                     $   1,499,809    $   5,962,633    $     836,876    $     924,420    $     236,059
 Investments                                              --               --               --          821,047        2,984,902
 Inventory                                                --           19,729           19,729           19,729           19,729
 Other current assets                                 63,162           34,804           59,734           29,818           20,240
                                               -------------    -------------    -------------    -------------    -------------
 Total current assets                              1,562,971        6,017,166          916,339        1,795,014        3,260,930

Property and Equipment, Net                        3,000,583        1,944,199        1,375,923        1,049,593          485,661

Other Assets                                         885,237          847,349          569,312          460,346          443,251
                                               -------------    -------------    -------------    -------------    -------------
 Total assets                                  $   5,448,791    $   8,808,714    $   2,861,574    $   3,304,953    $   4,189,842
                                               =============    -------------    -------------    -------------    -------------

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY)
Current Liabilities:
 Accounts payable and accrued liabilities      $   1,843,706    $     902,961    $     728,872    $     279,024    $     375,606
 Current portion of capital lease
   obligation                                         64,197           58,690           50,315    $      38,335               --
 Current portion of note payable                      24,246           21,517           19,095               --               --
                                               -------------    -------------    -------------    -------------    -------------
 Total current liabilities                         1,932,149          983,168          798,282          317,359          375,606
                                               -------------    -------------    -------------    -------------    -------------

Long-Term Debt:
 Convertible debentures, net                              --               --        4,446,629        1,457,919        2,384,793
 Capital lease obligation - long term
    portion                                           42,370          106,567          152,059          167,380               --
 Note payable - long term portion                     32,198           56,446           77,964               --               --
                                               -------------    -------------    -------------    -------------    -------------
Total long-term debt                                  74,568          163,013        4,676,652        1,625,299        2,384,793
                                               -------------    -------------    -------------    -------------    -------------
Deposit on Securities Purchase Agreement                  --               --               --          600,000               --

Stockholders' Equity (Deficiency):
 Common stock; 1,000,000,000 shares of
   $.00001 par value authorized, 403,296,863
   and 380,214,618 shares issued and
   outstanding                                         4,033            3,802            3,034            2,964            2,779
 Additional paid-in capital                       47,666,141       39,969,373       17,537,333       14,325,076       10,512,767
 Subscription receivable                                  --               --               --               --          (19,000)
 Deficit accumulated during development
   stage                                         (40,795,470)     (29,079,902)     (19,725,238)     (13,550,976)      (8,993,266)
 Deferred compensation cost                                                                             (14,769)         (73,837)
 Discount on warrants                             (3,432,630)      (3,230,740)        (428,489)              --               --
                                               -------------    -------------    -------------    -------------    -------------
 Total stockholders' equity (deficiency)           3,442,074        7,662,533       (2,613,360)         762,295        1,429,443
                                               -------------    -------------    -------------    -------------    -------------
 Total liabilities and stockholders'
  equity (deficiency)                          $   5,448,791    $   8,808,714    $   2,861,574    $   3,304,953    $   4,189,842
                                               =============    =============    =============    =============    =============
 Shares outstanding at period end                403,296,863      380,214,618      303,472,035      296,422,907      277,962,574
                                               -------------    -------------    -------------    -------------    -------------

See notes to consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND THE FINANCIAL CONDITION OF ADVANCED VIRAL SHOULD BE READ IN CONJUNCTION WITH ADVANCED VIRAL'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

         Since our inception in July 1985, Advanced Viral has been engaged primarily in research and development activities. We have not yet generated significant operating revenues, and as of December 31, 2001 we had incurred a cumulative net loss of approximately $40,795,000. Our ability to generate substantial operating revenue depends upon our success in gaining FDA approval for the commercial use and distribution of Product R. All of our research and development efforts have been devoted to the development of Product R.

         We have commenced clinical trials for regulatory approval of Product R in the United States. On July 30, 2001, we submitted an IND application to the FDA to begin Phase 1 clinical trials of Product R as a topical treatment for genital warts caused by the human papilloma virus (HPV) infection. We contracted with GloboMax LLC of Hanover, Maryland to assist us in our preparation and filing of the IND with the FDA, and to otherwise assist us through the FDA process with the objective of obtaining full approval for the manufacture and commercial distribution of Product R in the United States. In the IND we included, among other things:

         o  information on chemistry, laboratory and animal controls;

         o safety information for the initial study proposed to be conducted on humans; and

         o information assuring the identification, quality and purity of Product R and a description of the physical, chemical and microbiological characteristics of Product R.

         In September 2001, the FDA cleared the IND application to begin Phase 1 clinical trials. In March 2002, Advanced Viral completed the Phase 1 trials and submitted to the FDA the results, which indicated that Product R was safe and well tolerated dermatologically in all the doses applied in the trials. The data accrued from the Phase 1 trials will form the basis for the Phase 2 protocol to be submitted to the FDA in the future. We currently do not have sufficient resources to complete Phase 2 trials.

         Conducting the human clinical trials of Product R pursuant to the approved IND will require significant cash expenditures. Furthermore, Product R may never be approved for commercial distribution by any country. Because our research and development expenses and clinical trial expenses will be charged against earnings for financial reporting purposes, we expect that losses from operations will continue to be incurred for the foreseeable future.

RESULTS OF OPERATIONS

         YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

         During the years ended December 31, 2001, 2000 and 1999 we incurred losses of approximately $11,716,000, $9,355,000 and $6,174,000, respectively. Our increased losses for the years ended December 31, 2001, 2000 and 1999 were attributable primarily to:

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were approximately $4,301,000, $2,622,000 and $1,831,000 in 2001, 2000
and 1999, respectively. General and administrative expenses increased by approximately $1,679,000 in 2001 vs. 2000 and increased by $791,000 in 2000 vs.1999, resulting primarily from:

         o increased payroll and related expenses (approximately $1,171,000 in 2001 vs. $717,000 in 2000 and $614,000 in 1999) primarily attributable to increased employee and officer salaries and the addition of two vice presidents for drug development and quality assurance in 2001;

         o increased insurance costs (approximately $421,000 in 2001 vs. $308,000 in 2000 and $240,000 in 1999) representing increased premiums for employee medical insurance and additional corporate liability insurance including directors and officers liability coverage; and

         o increased professional fees from 2001 to 2000 (approximately $1,431,000 in 2001 vs. $385,000 in 2000), compared to $425,000 1999.
            The increase is primarily attributed to certain legal proceedings the cost of which was approximately $953,000. See "Legal Proceedings"

         COMPENSATION EXPENSE RELATED TO MODIFICATION OF EXISTING OPTIONS. Compensation expense was approximately $691,000 in 2001, compared to $1,902,000 and $210,000 in 2000 and 1999, respectively. These amounts are the result of the calculation of the fair value of options, using the Black Scholes Pricing Model, resulting from extending the exercise date of various non-employee options outstanding.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was approximately $5,151,000 in 2001, compared to $3,193,000 and $1,949,000 in 2000 and 1999, respectively. The increase from 2000 to 2001 resulted primarily from research expenses (approximately $1,417,000) relating to the GloboMax agreement in connection with the preparation of our first IND filing and approximately $233,000 for research expenditures relating to research and testing of Product R in Israel. The increase from 1999 to 2000 resulted primarily from research expenses related to the GloboMax agreement of approximately $1,250,000. The approximate costs of rent, personnel, operating costs and laboratory supplies associated with the Yonkers laboratory for the years ended 2001, 2000 and 1999 were charged to research and development expense as follows: $2,230,000, $1,696,000 and $1,325,000.

         DEPRECIATION EXPENSE. Depreciation expense was approximately $532,000 in 2001 compared to $362,000 and $231,000 in 2000 and 1999, respectively. The increase from 2000 to 2001 resulted primarily from the acquisition of furniture, fixtures and equipment for the Yonkers office, laboratory and production facility. In addition, leasehold improvements were made to the laboratory and production areas during 2001, 2000 and 1999.

         INTEREST EXPENSE. Interest expense for the years ended 2001, 2000 and 1999 was approximately $869,000, $1,447,000 and $2,007,000, respectively.
Included in interest expense for these periods was:

         o the beneficial conversion feature on certain convertible debentures of approximately $0, $387,000, and $1,045,000 for the years ended 2001, 2000 and 1999, respectively;

         o interest expense associated with certain convertible debentures of approximately $0, $76,000 and $163,000 for the years ended 2001, 2000 and 1999, respectively;

         o amortization of discount on certain warrants of approximately $989,000, $611,000 and $148,000 for the years ended 2001, 2000 and
            1999, respectively;

         o amortization of loan costs of approximately $15,000, $106,000 and $331,000 for the years ended 2001, 2000 and 1999, respectively;

         o fees of approximately $265,000 in connection with the November 2000 securities purchase agreement with Harbor View;

         o Additional financing costs related to effective date of certain registration statements of approximately $286,000 in 1999 (of which approximately $156,000 was reversed in 2001).

         SEVERANCE EXPENSE. Severance expense for the year ended December 31, 2001 was approximately $303,000, paid under severance agreements entered into between the retiring directors and the Company.

         REVENUES. There were approximately $18,000 and $8,000 in sales revenue in 2001 and 2000, respectively, compared to $11,000 in sales revenues for 1999. All sales revenue resulted from distributors purchasing Product R for testing purposes. Interest income was approximately $114,000 and $162,000 in 2001 and 2000, respectively, compared to approximately $43,000 in 1999.

LIQUIDITY

         YEARS ENDED DECEMBER 31, 2001 AND 2000

         As of December 31, 2001, we had current assets of approximately $1,563,000, compared to approximately $6,017,000 at December 31, 2000. We had total assets of approximately $5,449,000 and $8,809,000 at December 31, 2001 and 2000, respectively. The decrease in current and total assets was primarily attributable to unfavorable market conditions relating to the ability to obtain investment capital (approximately $5.8 million in 2001 compared to approximately $11.8 million in 2000) to fund future operating expenditures. The unfavorable conditions reflected the general economic environment magnified by the tragic events of September 11, 2001.

         During 2001, we used cash of approximately $8,577,000 for operating activities, as compared to approximately $5,742,000 in 2000. During 2001, we incurred expenses of:

         o approximately $2,703,000 for payroll and related costs primarily for administrative staff, scientific personnel and executive officers;

         o approximately $2,667,000 in consulting fees to GloboMax and its subcontractors;

         o approximately $362,000 for rent and utilities for our Yonkers facility;

         o  approximately $407,000 for laboratory supplies;

         o approximately $233,000 in expenditures on Product R research in Israel;

         o approximately $303,000 paid under severance agreements entered into between the retiring directors and the Company; and

         o approximately $421,000 for insurance costs and approximately $1,431,000 for other professional fees including approximately $953,000 for certain litigation proceedings, see "Legal Proceedings'.

         During the year ended December 31, 2001, cash flows provided by financing activities was primarily due to the proceeds from the sale of common stock of approximately $5,783,000 offset by principal payments of approximately $80,000 on equipment obligations. This compares to the year ended December 31, 2000 where funds of approximately $11,836,000 were provided by sale of convertible debentures, the sale of common stock and exercise of options and warrants offset by principal payments of approximately $69,000 on equipment obligations.

         During the year ended December 31, 2001, cash flow used by investing activities were used for expenditures of approximately $1,589,000 for leasehold improvements, research and laboratory equipment, and software for accounting, administrative and production control at our Yonkers, New York facility.

         On February 9, 2001 we entered into a private equity line of credit agreement with Cornell Capital Partners, LP. Under the equity line of credit agreement, we have the right to put shares of our common stock to Cornell Capital from time to time to raise up to $50,000,000, subject to certain conditions and restrictions. Pursuant to the terms of a registration rights agreement entered in connection with the equity line of credit, we filed with the SEC a registration statement to register the resale of shares of common stock purchased by Cornell Capital upon the exercise of each put option. Such registration statement was declared effective in February 2001.

         The independent certified public accountants' report on our consolidated financial statements for the fiscal year ended December 31, 2001, includes an emphasis paragraph regarding certain liquidity considerations. Note 2 to the Consolidated Financial Statements states that our cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials of Product R required by the FDA, and, unless and until Product R is approved for sale in the United States or another industrially developed country, we may be dependent upon the continued sale of our securities, debt or equity financing for funds to meet our cash requirements. We believe that cash flows from sales of securities and from current financing arrangements will be sufficient to fund operations for the next year. Although we may not be successful in doing so, we intend to continue to sell our securities in an attempt to mitigate the effects of our cash position. No assurance can be given that equity or debt financing, if and when required, will be available.

CAPITAL RESOURCES

         We have been dependent upon the proceeds from the continued sale of securities for the funds required to continue operations at present levels and to fund further research and development activities. The following table summarizes sales of our securities since December 1999.


                                                    CONVERTIBLE/          CONVERSION PRICE/         MATURITY DATE/
 DATE ISSUED      GROSS PROCEEDS   SECURITY ISSUED  EXERCISABLE INTO      EXERCISE PRICE            EXPIRATION DATE
 -----------      --------------   ---------------  ----------------      --------------            ---------------
December 1999 -   $2,000,000      Debentures        13,946,713 shares     $0.1363-.3564 per share   Fully converted
January 2000                     .......................................................................................
                                  Warrants          210,000 shares        $0.19916667 per share      December 30, 2002
.........................................................................................................................
February 2000     $3,000,000      Common Stock      13,636,357 shares     n/a                        n/a
                                 .......................................................................................
                                  Warrants          2,727,272 shares      $0.275 per share           February 27, 2005
                                  ......................................................................................
                                                    2,727,272 shares      $0.33 per share
.........................................................................................................................
November 2000     $5,371,000      Common Stock      13,427,500 shares     $0.40 per share            n/a
thru March 2001                   ......................................................................................
                                  Warrants          4,028,250 shares      $0.48 per share            November 7, 2005
                                  ......................................................................................
                                                    4,028,250 shares      $0.56 per share
.........................................................................................................................
November 2000     $1,500,000      Common Stock      4,960,317 shares      $0.3024 per share          n/a
.........................................................................................................................
February 2001     Equity Line     Warrants          10,000,000 shares     $1.00 per share (1)        February 9, 2006
.........................................................................................................................
July 2001         $1,000,000      Common Stock      3,125,000 shares      $0.32 per share            n/a
.........................................................................................................................
July 2001         $490,000        Common Stock      1,225,000 shares      $0.40 per share            n/a
                                  ......................................................................................
                                  Warrants          367,500 shares        $0.48 per share            July 27, 2006
                                  ......................................................................................
                                                    367,500 shares        $0.56 per share
.........................................................................................................................
August 2001       $600,000        Common Stock      2,000,000 shares      $0.30 per share            n/a
.........................................................................................................................
September 2001    $1,000,000      Common Stock      6,666,667 shares      $0.15 per share            n/a
.........................................................................................................................
December 2001     $200,000        Common Stock      740,741               $0.27 per share            n/a
.........................................................................................................................
December 2001     $410,000        Common Stock      1,518,519             $0.27 per share            n/a
.........................................................................................................................
December 2001     $2,000,000      Common Stock      7,407,407             $0.27 per share            n/a
.........................................................................................................................
February 2002     $500,000        Common Stock      3,333,333             $0.15 per share            n/a
.........................................................................................................................
February 2002     $500,000        Common Stock      3,333,333             $0.15 per share            n/a
.........................................................................................................................
March 2002        $500,000        Common Stock      3,333,333             $0.15 per share            n/a
.........................................................................................................................


----------------------------
(1) Represents warrants issued in connection with the equity line of credit, including Class A Warrants to purchase in the aggregate 5,000,000 shares of our common stock at an exercise price per share equal to $1.00, exercisable at any time until February 9, 2006, and Class B Warrants to purchase in the aggregate 5,000,000 shares of our common stock at an exercise price equal to the greater of $1.00 or 110% of the bid price of the common stock on the applicable advance date. Each Class B Warrant is exercisable pro rata on or after each advance date with respect to that number of warrant shares equal to the product obtained by multiplying 5,000,000 by a fraction, the numerator of which is the amount of the advance payable on the applicable advance date and the denominator of which is $20,000,000, until sixty months from the date of issuance.

SECURITIES ISSUED IN 1999 AND 2000

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

         The fair value of the warrants is estimated to be $200,249 ($0.057 per warrant) based upon a financial analysis of the terms of the warrant using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 90%; a risk free interest rate of 6% and an expected holding period of eleven months (the term of the consulting agreement). We determined that $89,045 of the fair value relates to past services and, accordingly, we expensed this portion in 2000. The remaining $111,204 was deferred and was amortized during the year ended December 31, 2001.

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

SECURITIES ISSUED IN 2001 AND 2002

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

         The fair value of the Class A Warrants is estimated to be $1,019,153 ($0.024 per warrant share) based in a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 50%; risk free interest rate of 6%. This amount is being amortized to interest expense over the term of the warrants.

         As of December 30, 2001, we had incurred approximately $83,700 in fees in connection with the equity line of credit. Such fees have been deferred and will be amortized over the life of the line of credit.

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

         SHELF OFFERINGS. On March 31, 2000, we filed a shelf registration statement with the SEC relating to the offering of shares of our common stock to be used in connection with financings and resales of the shares issued thereunder by the recipients of such shares. As of the date of this report we have issued and sold approximately 39.8 million shares of our common stock and received proceeds of approximately $8.7 million under the shelf registration statement, as follows:

         BNC BACH INTERNATIONAL. During 2001, we entered into several stock purchase agreements with BNC Bach International, Ltd., a British Virgin Islands corporation, as follows:

         o On July 19, 2001, we entered into a stock purchase agreement with BNC Bach pursuant to which we issued and sold to BNC Bach 3,125,000 shares of our common stock at $0.32 per share for an aggregate purchase price of $1,000,000.

         o On August 20, 2001, we entered into a stock purchase agreement with BNC Bach pursuant to which we issued and sold to BNC Bach 2,000,000 shares of our common stock at $0.30 per share for an aggregate purchase price of $600,000.

         o On December 18, 2001, we entered into a Stock purchase agreement with BNC Bach pursuant to which we issued and sold to BNC Bach 7,407,407 shares of our common stock at a negotiated price of $0.27 per share, for a total purchase price of $2,000,000.

         CAMBOIS FINANCE, LTD. On September 28, 2001, we entered into a stock purchase agreement with Cambois Finance, Ltd. pursuant to which we issued and sold to Cambois 6,666,667 shares of our common stock at $0.15 per share for an aggregate purchase price of $1,000,000.

         HARBOR VIEW GROUP. On December 17, 2001, we entered into a Stock purchase agreement with Harbor View Group, Inc. pursuant to which we issued and sold to Harbor View 1,518,519 shares of our common stock at a negotiated price of $0.27 per share, for a total purchase price of $410,000.

         RUSSEL KUHN. On December 17, 2001, we entered into a Stock purchase agreement with Russel Kuhn pursuant to which we issued and sold to Mr. Kuhn 740,741 shares of our common stock at a negotiated price of $0.27 per share, for a total purchase price of $200,000.

         ROSEWORTH GROUP. During the first quarter of 2002, we entered into the following stock purchase agreements with Roseworth Group Limited, a British Virgin Islands corporation wholly-owned subsidiary of Creon Management, S.A., a British Virgin Islands corporation whose wholly-owned subsidiary, Cambois Finance, Ltd., is discussed above:

         o On February 7, 2002, we entered into a Stock purchase agreement with Roseworth Group pursuant to which we issued and sold to Roseworth Group 3,333,333 shares of our common stock at a negotiated price of $0.15 per share, for a total purchase price of $500,000.

         o On February 21, 2002, we entered into a Stock purchase agreement with Roseworth Group pursuant to which we issued and sold to Roseworth Group 3,333,333 shares of our common stock at a negotiated price of $0.15 per share, for a total purchase price of $500,000.

         o On March 22, 2002, we entered into a Stock purchase agreement with Roseworth Group pursuant to which we issued and sold to Roseworth Group 3,333,333 shares of our common stock at a negotiated price of $0.15 per share, for a total purchase price of $500,000.

OUTSTANDING CONVERTIBLE SECURITIES

         As of March 27, 2002, in addition to the 413,296,862 shares of our common stock currently outstanding, we have: (i) outstanding stock options to purchase an aggregate of 48,438,380 shares of common stock at exercise prices ranging from $0.15 to $0.36, of which 46,098,620 are currently exercisable; (ii) outstanding warrants to purchase an aggregate of 33,706,572 shares of common stock at prices ranging from $0.199 to $1.00, of which warrants to purchase 23,706,572 shares are currently exercisable; and up to 312,500,000 shares issuable under the equity line of credit, assuming a purchase price equal to $0.16. See "Business -- Equity Line of Credit Agreement."

         If all the foregoing securities and put rights were fully issued, exercised and/or converted, as the case may be, we would receive proceeds of approximately $80.6 million, and we would have approximately 804.6 million shares of common stock outstanding. The sale or availability for sale of this number of shares of common stock in the public market could depress the market price of the common stock. Additionally, the sale or availability for sale of this number of shares may lessen the likelihood that additional equity financing will be available to us, on favorable or unfavorable terms. Furthermore, the sale or availability for sale of this number of shares could limit the annual amount of net operating loss carryforwards that could be utilized.

PROJECTED EXPENSES

         During the next 12 months, we expect to incur significant expenditures relating to operating expenses and expenses relating to regulatory filings and clinical trials for Product R. We currently do not have cash availability to meet our anticipated expenditures.

         We are currently seeking additional financing. We anticipate that we can continue operations through April 2002 with our current liquid assets, if none of our outstanding convertible securities are exercised or additional securities sold. Assuming we have satisfied the conditions precedent to draw on the equity line of credit, and if we receive the full amount of proceeds available from the equity line of credit, we can continue operations for at least an additional 12 months, if no convertible securities are exercised or additional securities sold. Any proceeds received from the exercise of outstanding convertible securities will contribute to working capital and increase our budget for research and development and clinical trials and testing, assuming Product R receives subsequent approvals and prospects for sales increase to justify such increased levels of operation. The recent prevailing market price for shares of common stock has from time to time been below the exercise prices of certain of our outstanding convertible securities.

As such, recent trading levels may not be sustained nor may any additional convertible securities be exercised. If none of the outstanding convertible securities are exercised, we do not draw down on the equity line of credit, and we obtain no other additional financing, in order for us to achieve the level of operations contemplated by management, management anticipates that we will have to limit operations. We anticipate that we will be required to sell additional securities to obtain the funds necessary to further our research and development activities. We are currently seeking debt financing, licensing agreements, joint ventures and other sources of financing, but the likelihood of obtaining such financing on favorable terms is uncertain. Management is not certain whether, at present, debt or equity financing will be readily obtainable or whether it will be on favorable terms. Because of the large uncertainties involved in the FDA approval process for commercial drug use on humans, it is possible that we may never be able to sell Product R commercially.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Independent Auditors' Report, Consolidated Financial Statements and Notes to Consolidated Financial Statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

         Our directors and executive officers and further information concerning them are as follows:

        NAME                           AGE       POSITION
        ----                           ---       --------
        Shalom Z. Hirschman, M.D.      65        President, Chief Executive Officer, Chief
                                                 Scientific Officer, Chairman of the Board

        Alan V. Gallantar              44        Chief Financial Officer, Treasurer

        James F. Dicke II (1)          56        Director

        Christopher Forbes             51        Director

        David Seligman (1)             63        Director

        Eli Wilner (1)                 46        Secretary, Director

----------------
(1)      Member of the Audit and Compensation Committee.


         SHALOM Z. HIRSCHMAN, M.D. has been President, Chief Executive Officer and a director since October 1996, and Chairman of the Board since December 2001. Dr. Hirschman was Director of the Division of Infectious Diseases and Professor of Medicine at Mount Sinai School of Medicine, New York, New York, from May 1969 until October 1996.

         ALAN V. GALLANTAR has been Chief Financial Officer since October 1999 and Treasurer since December 2001. Mr. Gallantar was treasurer and controller from March 1998 to September 1999 of AMBI Inc., a nutraceutical company, senior vice president and chief financial officer from 1992 to 1997 of Bradley Pharmaceuticals, Inc., a pharmaceutical manufacturer, and vice president and divisional controller from 1989 to 1991 for PaineWebber Incorporated. From 1985 to 1989, Mr. Gallantar was second vice president at The Chase Manhattan Bank, N.A., and from 1983 to 1985, was a senior accountant at Philip Morris Incorporated. From 1979 to 1983, Mr. Gallantar was a senior accountant in the audit department of Deloitte & Touche.

         ELI WILNER, our Secretary and a director since December 2001, is the founder and CEO of Eli Wilner & Company, a New York City art gallery established in 1983, and is also a leading frame dealer, restorer, collector and published author. Mr. Wilner was a Bryant Fellows Member of the Metropolitan Museum of Art in New York City from 1990 to 2000 and since 1990 has been a member of the Forum and Director's Circle of the National Museum of American Art in Washington, D.C. Mr. Wilner is a graduate of Brandeis University, where he received his B.A. in Fine Arts in 1976, and Hunter College, where he received his M.A. in 1978.

         JAMES F. DICKE II, director since December 2001, has been the President and CEO of Crown Equipment Corporation, a global manufacturer and distributor of electric forklift trucks, material handling products and television antenna rotators since 1980. Mr. Dicke sits on the boards of the Culver Educational Foundation (since 1977), Trinity University (since 1979), Dayton Power and Light Company (since 1990), Dayton Art Institute (since 1996), Anderson-Cook Corporation (since 1997). Mr. Dicke graduated from Trinity University in San Antonio in 1968 with a B.S. in Business Administration.

         CHRISTOPHER FORBES, director since December 2001, has been the Vice Chairman of Forbes, Inc., a leading provider of business information for executives and investors, including the company's flagship publication, Forbes Magazine, since 1989 and a director of Forbes, Inc. since 1977. As Vice Chairman of Forbes, Inc., Mr. Forbes shares responsibility for the advertising and promotion departments of Forbes Magazine. Mr. Forbes is Vice Chairman of The Business Committee for the Arts and sits on the boards of The Newark Museum, The New York Academy of Art, The Victorian Society in America and The Princess Margarita of Romania Foundation. He is also currently serving a four-year term on the Advisory Council of the Victorian Society in America. He is a member of the Board of Advisors of The Princeton University Art Museum and is a National Trustee of The Baltimore Museum of Art. Since 1987, Mr. Forbes has been a member of the Board of Regents of the Cathedral of St. John the Divine in New York City. Mr. Forbes graduated MAGNA CUM LAUDE from Princeton University with a B.A. in Art History in 1972, and was awarded an honorary degree of Doctor of Humane Letters by New Hampshire College in 1986.

         DAVID SELIGMAN, director since December 2001, is a partner and founder of the Law Office of David Seligman, established in 1995. Since 1997, Mr. Seligman has been a consulting attorney to Gibbons, Del Deo, Dolan, Griffinger and Vecchione. Mr. Seligman has over thirty years of legal experience in the pharmaceutical industry, twenty-five of which were spent supervising the activities of law department attorneys and outside counsel. From 1989 to 1995, Mr. Seligman was Associate Vice President and responsible for the general legal activities of various divisions of Hoffman-La Roche, Inc. Mr. Seligman is a member of the New York State Bar and the American Bar Association, and sits on the boards of Oxford Pharmaceutical Services, Inc., NitrOSystems, Inc. and Greenbrook Pharmaceuticals, LLC. Mr. Seligman graduated from Columbia University, College of Pharmacy (B.S.) in 1959, Fordham University School of Law (J.D.) in 1962, and New York University School of Law (L.L.M.) in 1966.

         Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 2001, none of our current or former officers served on the Audit and Compensation Committee, which was established in late December 2001. No interlocking relationships exist between any member of our board of directors and any other company's board of directors or compensation committee. No interlocking relationship existed between any member of our board of directors and any member of any other company's board of directors or compensation committee in 2001.

AUDIT AND COMPENSATION COMMITTEE

         In late December 2001, we established our Audit and Compensation Committee. It is anticipated that the Committee, the current members of which are James F. Dicke II, David Seligman, and Eli Wilner, will recommend to the board of directors the independent certified public accountants to be selected to audit our annual financial statements and will approve any special assignments given to those accountants. The Committee also will review the planned scope of the annual audit, the independent accountants' letter of comments and management's response thereto regarding any major accounting changes made or contemplated and the effectiveness and efficiency of our internal accounting staff. It is intended that the Committee also will make recommendations to the board of directors regarding the compensation payable to our executive officers, reviews general policies relating to the compensation and benefits of our employees. The Audit and Compensation Committee did not meet during 2001, and met for the first time in March 2002.

ITEM 11. COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

         We currently do not pay directors fees for their attendance at meetings of the board of directors. Advanced Viral may revisit this position in the future.

EXECUTIVE OFFICERS

         The following table summarizes all compensation awarded to, earned by or paid to (a) our Chief Executive Officer and (b) our other executive officers whose total salary and bonus exceeded $100,000 (together, the "Named Executive Officers") for services rendered in all capacities to Advanced Viral and its subsidiaries for the years ended December 31, 2001, 2000 and 1999.

                           SUMMARY COMPENSATION TABLE



                                                                                             LONG TERM
                                                   ANNUAL COMPENSATION                  COMPENSATION AWARDS
                                        ---------------------------------------    -------------------------------
                                                                                      SECURITIES
           NAME AND                                              OTHER ANNUAL         UNDERLYING          ALL OTHER
      PRINCIPAL POSITION         YEAR   SALARY (1)   BONUS     COMPENSATION (3)    OPTIONS/SARS (4)   COMPENSATION (5)
      ------------------         ----   ----------   -----     ----------------    ----------------   ------------
Shalom Z. Hirschman, M.D.,
Chairman since December 2001,
President, Chief Executive
Officer and Chief Scientific
Officer since October 1996       2001    $361,000  $25,000(2)       $30,192               --             $21,270(5)
and consultant from May 24,      2000    $361,000      $0           $30,775               --             $ 4,540(5)
1995 until October 1996.         1999    $325,000      $0           $34,738               --             $ 4,316(5)
..........................................................................................................................
Alan V. Gallantar, Chief         2001    $225,000   $25,000         $ 6,000               --                  --
Financial Officer since          2000    $200,000   $25,000         $21,000               --                  --
October 1999.                    1999    $ 43,750      $0           $ 1,500           4,547,880               --
..........................................................................................................................
William Bregman, Secretary
and director from 1985 until     2001    $ 70,000      --              --                 --             $150,000(6)
December 2001, treasurer from    2000    $ 60,000      --              --                 --             $  2,500(5)
1985 to 1999.                    1999    $ 35,000      --              --                 --             $  2,500(5)
..........................................................................................................................
Bernard Friedland, President
of subsidiary Advance Viral
Ltd. from 1984 until
December 2001; Director of
Advanced Viral from 1985 to      2001    $ 70,000      --              --                 --             $150,000(6)
December 2001, Chairman from     2000    $ 60,000      --              --                 --             $  1,800(5)
1985 to December 2001            1999    $ 35,000      --              --                 --             $  1,800(5)
..........................................................................................................................

-------------------------

(1) Dr. Hirschman's salary increased for the year 2000 to $361,000. Mr. Gallantar's salary increased in October 2000 to $200,000 and in October 2001 to $225,000. Mr. Gallantar was hired in October 1999 and therefore his salary in 1999 reflects only three months of his $175,000 annual salary.

(2) Represents portion of bonus paid to Dr. Hirschman pursuant to the terms of his employment agreement in connection with the IND number granted by the FDA. The remaining $75,000 due has been accrued as of September 30, 2001.

(3) Other Annual Compensation for Dr. Hirschman includes medical insurance premiums paid by Advanced Viral on his behalf, and aggregate incremental cost to Advanced Viral of Dr. Hirschman's automobile lease, gas, oil, repairs and maintenance. Other Annual Compensation for Mr. Gallantar includes an automobile allowance of $500 per month and allowance for moving expenses of approximately $15,000.

(4) Includes all options granted during fiscal years shown. No stock appreciation rights were granted with any options.

(5) Represents the dollar value of insurance premiums paid by or on behalf of Advanced Viral with respect to term life insurance for the benefit of the Named Executive Officers.

(6) Represents payments made to Messrs. Bregman and Friedland pursuant to the terms of the severance agreements discussed below.


         The following table sets forth certain summary information concerning exercised and unexercised options to purchase our common stock as of December 31, 2001 held by the Named Executive Officers. No options were exercised during the year ended December 31, 2001 by the Named Executive Officers.

                         AGGREGATED OPTION EXERCISES IN
                   LAST FISCAL YEAR AND YEAR-END OPTION VALUES


                                                            NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                SHARES                     UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                             ACQUIRED ON     VALUE       OPTIONS AT FISCAL YEAR-END          FISCAL YEAR-END
NAME                         EXERCISE (#) REALIZED (1)   EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
----                         ------------ ------------   -------------------------      -------------------------
Shalom Z. Hirschman, M.D.         0           N/A              39,100,000/0                 $628,250/$0 (2)(3)

Alan V. Gallantar                 0           N/A          3,031,320/1,515,960            $60,487/$30,243 (2)(4)

William Bregman                   0           N/A                  0/0                           $0/$0

Bernard Friedland                 0           N/A                  0/0                           $0/$0


--------------------------------
(1) Based on the difference between the average of the high and low bid prices per share of the common stock as reported by the Bulletin Board on the date of exercise, and the exercise or base price.

(2) Based on the difference between the average of the closing bid and ask prices per share of the common stock as reported by the Bulletin Board on December 31, 2001, $0.2625, and the exercise or base price of in-the-money stock options.

(3) As of December 31, 2001, Dr. Hirschman held options to purchase 4,100,000 shares of common stock at $0.18 per share; 4,000,000 shares of common stock at $0.19 per share; 4,000,000 shares of common stock at $0.27 per share; 4,000,000 shares of common stock at $0.36 per share, and 23,000,000 shares of common stock at $0.27, all of which are currently exercisable.

(4) As of December 31, 2001, Mr. Gallantar held options to purchase 4,547,880 shares of common stock at $0.24255 per share, of which 3,031,320 were exercisable as of such date.

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

On September 4, 2001, the Company received an IND number from the FDA. To date, approximately $25,000 of the $100,000 bonus described above has been paid to Dr. Hirschman, and $75,000 has been accrued.

         The agreement further provides that Dr. Hirschman is not authorized, without the express written consent of the board of directors and other than in the ordinary course of business, to pledge the credit of Advanced Viral, to bind us, to release or discharge any debt due us unless we have received payment in full, or to dispose (as collateral or otherwise) of all or substantially all of our assets.

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

         GALLANTAR EMPLOYMENT AGREEMENT

         Advanced Viral entered into an Employment Agreement dated as of October 1, 1999 with Alan V. Gallantar, pursuant to which Mr. Gallantar is employed as our Chief Financial Officer on a full business time basis. Under the agreement, the term of Mr. Gallantar's employment continues until October 1, 2002. If the agreement is terminated by us for cause, Mr. Gallantar will have no accrued right to receive any bonus for the year in which his employment is terminated, all unvested stock options will be cancelled, and any vested stock options will terminate 90 days after the effective date of termination. If the agreement is terminated by Advanced Viral not for cause, we are required to pay to Mr. Gallantar all accrued and unpaid compensation, and all stock options granted as of the date of the agreement shall become 100% vested. Upon such termination not for cause, all options which became vested as a result of this provision may be exercised by Mr. Gallantar until 90 days after the effective date of termination. If Mr. Gallantar elects to terminate this agreement as a result of a change in control, he will be paid his base salary for the remaining term of the agreement, and all stock options granted on the date of the agreement will become 100% vested and exercisable until 90 days after the effective date of termination. If Mr. Gallantar elects to terminate this agreement for any other reason, he will be paid all unaccrued and unpaid base salary, and he will have the right to exercise any vested stock until 90 days after the effective date of termination. All payments made to Mr. Gallantar in connection with the termination of the agreement are subject to reduction to the extent they exceed
2.99 times the "base amount" as determined under Section 280G of the Internal Revenue Code of 1986.

         Pursuant to the agreement, Mr. Gallantar will receive an annual salary of $175,000 for the first year of the agreement; $200,000 for the second year of the agreement; and $225,000 for the third year of the agreement. For each year of the agreement, Mr. Gallantar is entitled to a cash bonus of between 10% and 50% of his base salary, based on certain targets and the discretion of the board of directors. As of the date of the agreement, Mr. Gallantar received options to purchase an aggregate of 4,547,880 shares of our common stock. The options expire on October 1, 2009, and are exercisable in three increments of 1,515,960 on the October 1, 2000, 2001 and 2002, respectively. The agreement further provides that:

         o Mr. Gallantar and his family are entitled to receive the same employee benefits generally given to other senior executives of Advanced Viral.

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

         SEVERANCE AGREEMENTS

         On December 3, 2001, William Bregman, Bernard Friedland and Louis Silver resigned as officers and directors of Advanced Viral upon the terms and conditions of separate Severance Agreements (the "Severance Agreements"), and James F. Dicke II, Christopher Forbes, David Seligman, and Eli Wilner were appointed to the board of directors of Advanced Viral. The resignations of Messrs. Bregman, Friedland and Silver were not due to any disagreement with Advanced Viral on any matter relating to Advanced Viral's operations, policies or practices.

         In connection with their resignation, we paid $150,000 in one lump sum to each of Messrs. Bregman and Friedland, and $2,500 to Mr. Silver. In addition, the Severance Agreements provide as follows:

         o That Messrs. Bregman and Friedland shall have the combined right until November 29, 2003 to appoint one additional member to the Board of Directors of Advanced Viral reasonably acceptable to Advanced Viral, so long as both Messrs. Bregman and Friedland own shares of Advanced Viral. The Bregman/Friedland designee, if appointed, shall serve on Advanced Viral's Board of Directors until his successor is duly elected and qualified, and may be removed as a member of the Board of Directors of Advanced Viral, with or without cause, by the affirmative vote of the members of Advanced Viral's then Board of Directors at any time following the date which is the earlier to occur of: (i) November 29, 2003 or (ii) the complete divestiture of both Messrs. Bregman's and Friedland's ownership in Advanced Viral.

         o All agreements regarding the voting or disposition of shares of common stock of Advanced Viral held by each of Messrs. Bregman and Friedland are terminated.

         o Advanced Viral shall have a right of first refusal to purchase shares of common stock owned by Messrs. Bregman and Friedland upon the receipt by Messrs. Bregman or Friedland, as the case may be, of a bona fide offer from an unrelated third party to purchase such shares in an "on-the-market" or "off-the-market" transaction, upon the terms set forth in the Severance Agreements.

         o With respect to the election of directors and compensation packages for directors of Advanced Viral, each of Messrs. Bregman and Friedland agreed to grant Advanced Viral an irrevocable proxy to vote all the shares of its common stock they beneficially own at any annual, special or adjourned meeting of the stockholders of Advanced Viral until the earlier to occur of November 29, 2003 or, as to those shares sold, the date of the sale of such shares by Messrs. Bregman or Friedland, as the case may be, to one or more unrelated third parties in a bona fide sale after Messrs. Bregman or Friedland, as the case may be, shall have first complied with Advanced Viral's right of first refusal described in the Severance Agreements.

         o Advanced Viral agreed, to the fullest extent permitted by Delaware law and its charter documents, to indemnify each of Messrs. Bregman, Friedland and Silver for all amounts (including reasonable attorneys' fees) incurred or paid in connection with any action, proceeding, suit or investigation arising out of or relating to their performance of services for Advanced Viral.

         o Advanced Viral agreed to continue the directors' and officers' liability insurance for each of Messrs. Bregman, Friedland and Silver until November 29, 2007.

         In connection with satisfying our financial obligations to our retiring directors under the Severance Agreements, we obtained a loan in the amount of $200,000 from our Chief Financial Officer, Alan Gallantar, as evidenced by a Demand Promissory Note dated December 14, 2001 (the "Note"). We were obligated to repay the Note upon our receipt of proceeds upon the consummation of new financing. The Note was repaid in full on December 17, 2001.

ADVANCED VIRAL RESEARCH CORP. CASH OR DEFERRED PLAN AND TRUST (401(K))

         In December 1999, we adopted a 401(k) plan that allows eligible employees to contribute up to 20% of their salary, subject to annual limits, which were $10,500 in 2000. We match 50% of the first 6% of the employee contributions in our stock and may, at our discretion, make additional contributions based upon earnings. In March 2001, we funded the plan with approximately $24,000 to enable the plan to purchase shares of our common stock on the open market in order to contribute the employer match for the year ended December 31, 2000. As of March 2002 we have not funded our matching contribution of approximately $33,000 for the year ended 2001.

 PERFORMANCE GRAPH

Securities and Exchange Commission rules require that a line graph performance presentation be provided comparing cumulative total stockholder return with a performance indicator of a broad market index and a nationally recognized industry index. The graph and table set forth below compare the cumulative total stockholder return on Advanced Viral's Common Stock for 1996 through 2001 with the Dow Jones Pharmaceuticals Index and the Dow Jones Equity Market Index for the same period. The graph and table assume an investment of $100 in the Common Stock and each index on December 31, 1996 and the reinvestment of all dividends, if any.

                         5-YEAR CUMULATIVE TOTAL RETURN

                                               12/96        12/97       12/98        12/99       12/00        12/01
                                               -----        -----       -----        -----       -----        -----
Advanced Viral Research Corp.                 100.00        64.17       70.33        63.33      108.33        88.33
Dow Jones Pharmaceuticals                     100.00       131.81      164.63       202.04      183.31       161.46
Dow Jones Equity Market                       100.00       154.21      229.26       206.54      286.48       239.36

                                    [CHART]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of March 27, 2002 with respect to (i) each stockholder known to us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director, (iii) our Chief Executive Officer and our other executive officers named in the Summary Compensation Table, and (iv) all of our directors and executive officers as a group. Except as set forth below, each of the named persons and members of the group has sole voting and investment power with respect to the shares shown.


                                                              SHARES OF COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER                          BENEFICIALLY OWNED (1)            PERCENT OWNED
------------------------------------                          ----------------------            -------------
Shalom Z. Hirschman, M.D.                                             39,101,000 (2)                 8.6%
Advanced Viral Research Corp.
200 Corporate Boulevard South
Yonkers, New York 10701
......................................................................................................................
Alan V. Gallantar                                                      3,031,920 (3)                  *
Advanced Viral Research Corp.
200 Corporate Boulevard South
Yonkers, New York 10701
......................................................................................................................
James F. Dicke II                                                              0                      *
Crown Equipment Corporation
44 South Washington Street
New Bremen, Ohio 45869
......................................................................................................................
Christopher Forbes
Forbes Building
60 Fifth Avenue                                                                0                      *
New York, New York 10011
......................................................................................................................
David Seligman
4 Oxford Road                                                                  0                      *
North Caldwell, New Jersey 07006-4216
......................................................................................................................
Eli Wilner
1525 York Avenue                                                       4,441,700 (4)                 1.0%
New York, New York 10028
......................................................................................................................
Bernard Friedland
P. O. Box 3947                                                        39,146,730 (5) (7)             9.5%
Sarasota, FL  34230-3947
......................................................................................................................
William Bregman
939 W 47th Ct                                                         38,496,988 (6) (7)             9.3%
Miami Beach , FL 33139
......................................................................................................................
ALL OFFICERS & DIRECTORS AS A GROUP (6 PERSONS)                       46,574,620 (2) (3) (4)        10.2%
......................................................................................................................



----------------------
*     Less than 1%

(1) The persons named in this table have sole voting power with respect to all shares shown as beneficially owned by them, except as indicated in other footnotes to this table. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days from the date hereof, are deemed outstanding. According to American Stock Transfer & Trust Company, the transfer agent for the common stock, 413,296,862 shares of the common stock were outstanding as of March 27, 2002.

(2) Includes 39,100,000 shares that may be acquired pursuant to options to purchase common stock exercisable within 60 days from the date hereof.

(3) Includes currently exercisable options to purchase 3,031,920 shares of common stock at $0.24255 per share.

(4) Includes (i) 750,000 shares issuable pursuant to currently exercisable outstanding warrants; (ii) 1,782,500 shares beneficially owned by his wife Barbara Ann Brennan; (iii) 100,000 shares beneficially owned by his sister Celia Conaway; (iv) 17,000 shares beneficially owned by his mother Zelotta Wilner; and (v) 16,900 shares beneficially owned by his father Abraham Wilner.

(5) Includes 1,000,000 shares of common stock owned by Mr. Friedland and Beth Friedland, his daughter, as joint tenants; 20,000,000 shares owned by Mr. Friedland and Shirley Friedland, his spouse, as joint tenants; and 400,000 shares owned by the B&SD Friedland Foundation, a not-for-profit foundation controlled by Mr. Friedland. Does not include 15,000 shares owned by Shirley Friedland as to which Mr. Friedland disclaims beneficial ownership.

(6) Includes 22,293,614 shares held in a trust for which Mr. Bregman is the sole trustee and sole beneficiary; 165,000 shares owned by Carol Bregman, his daughter; 165,000 shares owned by Janet Berlin, his daughter; 165,000 shares owned by Forest Berlin, his grandson; 165,000 shares owned by Jessica Berlin, his granddaughter; and 55,000 shares owned by David Berlin, his son-in-law.

(7) Pursuant to their severance agreements with Advanced Viral, each of Messrs. Bregman and Friedland have granted to Advanced Viral (i) the right of first refusal to purchase their shares of common stock subject to certain conditions and for a limited time; and (ii) with respect to the election of directors and compensation packages for directors of Advanced Viral, an irrevocable proxy to vote such shares of common stock at any stockholders meeting until the earlier to occur of November 29, 2003 or as to those shares sold, the date of the sale of such shares by either Mr. Bregman or Mr. Friedland, as the case may be, to one or more unrelated parties.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We have granted stock options to certain of our executive officers, as described under the caption "Executive Compensation." We have entered into employment agreements with certain of our executive officers, and have entered into severance agreements with certain of our former officers and directors as described under the caption "Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

         In connection with satisfying our financial obligations to our retiring directors under the severance agreements, we obtained a loan in the amount of $200,000 from our Chief Financial Officer, Alan Gallantar, as evidenced by a demand promissory note. We were obligated to repay the note upon our receipt of proceeds upon the consummation of new financing. The note was repaid in full on December 17, 2001. Other than the foregoing, there were no material transactions between Advanced Viral and any of its officers or directors which involved $60,000 or more during the past three fiscal years.

         Article 9 of our Certificate of Incorporation contains the following provision with respect to indemnification of directors and officers:

         "The Corporation shall, to the fullest extent permitted by Section 145 of the General Corporation Law of the State of Delaware, as the same may be amended and supplemented, indemnify any and all persons whom it shall have power to indemnify under said section from and against any and all of the expenses, liabilities or other matters referred to in or covered by said section, and the indemnification provided for herein shall not be deemed exclusive of any other rights to which those indemnified may be entitled under any By-law, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person, who has ceased to be director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person."

         Delaware law also permits a corporation to purchase and maintain insurance on behalf of any person who is or was a director or officer against any liability asserted against him and incurred by him in such capacity or arising out of his status as such, whether or not the corporation has the power to indemnify him against that liability under Section 145 of the Delaware General Corporation Law ("DGCL").

         Our Certificate of Incorporation was amended on December 30, 1987, to limit or eliminate director liability by incorporating new Article 11, which provides:

         "A director of the Corporation shall not be personally liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of laws, (iii) under Section 174 of the Delaware General Corporation Law, or (iv) for any transaction from which the director derived an improper personal benefit."

         The above discussion of our Certificate of Incorporation is not intended to be exhaustive and is respectively qualified in its entirety by such document.

         Pursuant to the foregoing, we currently maintain directors and officers insurance coverage. We may be required to indemnify certain officers and directors against liabilities that arise by reason of their status or service as officers or directors. In certain circumstances, we may be required to advance the expenses an officer or director incurs in legal proceedings. We believe that the provisions in our Certificate of Incorporation are necessary to attract and retain qualified persons as directors and officers. At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that may result in a claim for indemnification.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report

         1.       Financial Statements (see page F-1)

         2. Exhibits: The Exhibits listed in the accompanying Exhibits Index are filed or incorporated by reference as part of this report.

(b) Reports on Form 8-K during and after the fiscal quarter ended December 31, 2001:

         A Current Report on Form 8-K dated December 3, 2001 was filed on December 18, 2001 regarding the resignation and appointment of certain directors.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2002         ADVANCED VIRAL RESEARCH CORP. (Registrant)


                            By: /s/ SHALOM Z. HIRSCHMAN, M.D.
                                --------------------------------------------
                                Shalom Z. Hirschman, M.D.,
                                President, Chief Executive Officer and Chairman


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 1, 2002          By:  /s/ SHALOM Z. HIRSCHMAN, M.D.
                                  ------------------------------------------
                                       Shalom Z. Hirschman, M.D.,
                                       President, Chief Executive Officer an
                                       Chairman

Date: April 1, 2002          By:  /s/ ELI WILNER
                                  ------------------------------------------
                                      Eli Wilner, Secretary and Director

Date: April 1, 2002          By:  /s/ ALAN V. GALLANTAR
                                  ------------------------------------------
                                      Alan V. Gallantar, Principal Financial
                                      and Accounting Officer

Date: April 1, 2002          By:  /s/ JAMES F. DICKE II
                                  ------------------------------------------
                                      James F. Dicke II, Director

Date: April 1, 2002          By:  /s/ CHRISTOPHER FORBES
                                  ------------------------------------------
                                      Christopher Forbes, Director

Date: April 1, 2002          By:  /s/ DAVID SELIGMAN
                                  ------------------------------------------
                                      David Seligman, Director

                                INDEX OF EXHIBITS

EXHIBIT
NUMBER       DESCRIPTION
--------     -----------

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

4.17 Form of Warrant dated June 23, 1999 to purchase shares of common stock of ADVR at $0.378 per share. (15)

4.18 Securities Purchase Agreement dated August 3, 1999 by and between ADVR and Focus Investors, LLC. (15)

4.19          Form of 7% Convertible Debenture dated August 3, 1999. (15)

4.20 Form of Warrant dated August 3, 1999 to purchase 50,000 shares of common stock at $0.2461 per share. (15)

4.21 Securities Purchase Agreement dated December 28, 1999 between ADVR and Endeavour Capital Fund S.A. (16)

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

10.12 Exclusive Distribution Agreement dated as of June 17, 1994 between DCT S.R.L. and ADVR, as amended(11)(e)

10.13 Contract, dated as of October 25, 1994 between Commonwealth Pharmaceuticals of the Channel Islands and ADVR. (11)(f)

10.14         Agreement dated May 24, 1995 between ADVR and Deborah Silver(9)

10.15         Agreement dated May 29, 1995 between ADVR and Shalom Z. Hirschman,
              M.D.(9)

10.16 Exclusive Distribution Agreement, dated as of June 2, 1995, between AVIX International Pharmaceutical Corp. and ADVR. (12)

EXHIBIT
NUMBER       DESCRIPTION
--------     -----------

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

10.34 Registration Rights Agreement dated December 28, 1999 between ADVR and Endeavour Capital Fund, S.A. (16)

10.35 Consulting Agreement dated February 7, 2000 between ADVR and Harbor View Group, Inc.(17)

10.36 Securities Purchase Agreement dated February 16, 2000 between ADVR and Harbor View Group, Inc. (17)

10.37 Letter Agreement dated November 16, 1999 between ADVR and Bratskeir & Company. (18)

10.38 Amended and Restated Employment Agreement dated May 12, 2000 between ADVR and Shalom Z. Hirschman, M.D. (18)

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

10.46 Equity Line of Credit Agreement dated as of February 9, 2001 between ADVR and Cornell Capital Partners, LP. (21)

10.47 Registration Rights Agreement dated as of February 9, 2001 between ADVR and Cornell Capital Partners, LP.(21)

10.48 Registration Rights Agreement dated as of February 9, 2001 between ADVR and May Davis Group, Inc. (21)

10.49 Placement Agent Agreement dated February 9, 2001 between ADVR and May Davis Group, Inc. (21)

10.50 Agreement dated as of April 2, 2001 between ADVR and Selikoff Center of Ra'Anana, Israel. (22)

10.51 Agreement dated as of January 29, 2001 between ADVR and The Weizmann Institute of Science and Yeda. (22)

10.52 Securities Purchase Agreement dated November 8, 2000 by and between ADVR and various investors. (23)

10.53 Securities Purchase Agreement dated July 27, 2001 by and between ADVR and various investors. (23)

10.54 Severance Agreement dated November 29, 2001 by and between ADVR and William Bregman. (11)(p)

10.55 Severance Agreement dated November 29, 2001 by and between ADVR and Bernard Friedland. (11)(p)

10.56 Severance Agreement dated November 29, 2001 by and between ADVR and Louis Silver. (11)(p)

10.57 Promissory Note and Guaranty in favor of Alan Gallantar dated November 29, 2001 by ADVR. (11)(p)

EXHIBIT
NUMBER       DESCRIPTION
--------     -----------

10.58 Settlement Agreement dated March 20, 2002 by and among ADVR, Immune Modulation Maximum Corporation, Commonwealth
              Pharmaceuticals, Ltd, and Charles E. Miller. *

21.1 Subsidiaries of Registrant: Advance Viral Research Ltd., a Bahamian corporation.

23.1 Consent of Rachlin Cohen & Holtz LLP, Independent Certified Public Accountants.*

---------------------
*      Filed herewith.

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

11. Incorporated by reference herein to our Current Reports on Form 8-K and exhibits thereto as follows:

       (a)    A report on Form 8-K dated January 3, 1992.
       (b)    A report on Form 8-K dated September 14, 1993.
       (c)    A report on Form 8-K dated April 25, 1994.
       (d)    A report on Form 8-K dated June 3, 1994.
       (e)    A report on Form 8-K dated June 17, 1994.
       (f)    A report on Form 8-K dated October 25, 1994.
       (g)    A report on Form 8-K dated December 28, 1995.
       (h)    A report on Form 8-K dated April 22, 1996.
       (i)    A report on Form 8-K dated July 12, 1996.
       (j)    A report on Form 8-K dated October 17, 1996.
       (k)    A report on Form 8-K dated February 21, 1997.
       (l)    A report on Form 8-K dated March 25, 1997.
       (m)    A report on Form 8-K dated September 26, 1997.
       (n)    A report on Form 8-K dated July 21, 1998.
       (o)    A report on Form 8-K dated November 24, 1998.
       (p)    A report on Form 8-K dated December 3, 2001.

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

22. Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

23. Documents incorporated by reference herein to certain exhibits to our Registration Statement on Form S-1, File No. 333-62788, filed with the Securities and Exchange Commission on June 13, 2001 and amended pursuant to Amendment No. 1 to Form S-1 filed with the Commission on August 23, 2001.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                    PAGE
                                                                                                                    ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                                   F-1


CONSOLIDATED FINANCIAL STATEMENTS

    Balance Sheets, December 31, 2001 and 2000                                                                       F-2

    Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999 and from
        Inception (February 20, 1984) to December 31, 2001                                                           F-3

    Statements of Stockholders' Equity from Inception (February 20, 1984) to                                         F-4
        December 31, 2001

    Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999 and from
        Inception (February 20, 1984) to December 31, 2001                                                          F-14

    Notes to Consolidated Financial Statements                                                                    F-15-F-44



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Directors
Advanced Viral Research Corp.
  (A Development Stage Company)
Yonkers, New York


We have audited the accompanying consolidated balance sheets of Advanced Viral Research Corp. (A Development Stage Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2001 and for the period from inception (February 20, 1984) to December 31, 2001. These consolidated financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Viral Research Corp. (A Development Stage Company) as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001 and for the period from inception (February 20, 1984) to December 31, 2001 in conformity with accounting principles generally accepted in the United States.

As more fully described in Note 2, the Company is subject to certain liquidity considerations. The Company's plans with respect to this matter are also described in Note 2.

                                             RACHLIN COHEN & HOLTZ LLP

Miami, Florida
March 25, 2002

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000



                                                                2001            2000
                                                             ------------    ------------
                                 ASSETS

Current Assets:
   Cash and cash equivalents                                 $  1,499,809    $  5,962,633
   Inventory                                                           --          19,729
   Other current assets                                            63,162          34,804
                                                             ------------    ------------
         Total current assets                                   1,562,971       6,017,166

Property and Equipment, Net                                     3,000,583       1,944,199

Other Assets                                                      885,237         847,349
                                                             ------------    ------------
         Total assets                                        $  5,448,791    $  8,808,714
                                                             ============    ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued liabilities                  $  1,843,706    $    902,961
   Current portion of capital lease obligation                     64,197          58,690
   Current portion of note payable                                 24,246          21,517
                                                             ------------    ------------
         Total current liabilities                              1,932,149         983,168
                                                             ------------    ------------
Long-Term Debt:
   Capital lease obligation - long term portion                    42,370         106,567
   Note payable - long term portion                                32,198          56,446
                                                             ------------    ------------
        Total long-term debt                                       74,568         163,013
                                                             ------------    ------------

Commitments, Contingencies and Subsequent Events                       --              --

Stockholders' Equity:
   Common stock; 1,000,000,000 shares of $.00001 par value
      authorized, 403,296,863 and 380,214,618
      shares issued and outstanding                                 4,033           3,802
   Additional paid-in capital                                  47,666,141      39,969,373
   Deficit accumulated during the development stage           (40,795,470)    (29,079,902)
   Discount on warrants                                        (3,432,630)     (3,230,740)
                                                             ------------    ------------
         Total stockholders' equity                             3,442,074       7,662,533
                                                             ------------    ------------
         Total liabilities and stockholders' equity          $  5,448,791    $  8,808,714
                                                             ============    ============





                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                             INCEPTION
                                                                                            (FEBRUARY 20,
                                                       YEAR ENDED DECEMBER 31,               1984) TO
                                          -----------------------------------------------    DECEMBER 31,
                                               2001             2000             1999            2001
                                          -------------    -------------    -------------    ------------
Revenues                                  $      17,601    $       8,363    $      10,953    $    231,892
                                          -------------    -------------    -------------    ------------

Costs and Expenses:
   Research and development                   5,150,869        3,192,551        1,948,937      13,875,824
   General and administrative                 4,301,333        2,621,542        1,831,061      16,069,183
   Compensation expense relating to
      modifications of option terms             691,404        1,901,927          210,144       2,803,475
   Depreciation                                 532,264          362,392          230,785       1,440,879
                                          -------------    -------------    -------------    ------------
                                             10,675,870        8,078,412        4,220,927      34,189,361
                                          -------------    -------------    -------------    ------------
Loss from Operations                        (10,658,269)      (8,070,049)      (4,209,974)    (33,957,469)
                                          -------------    -------------    -------------    ------------

Other Income (Expense):
   Interest income                              114,057          162,077           42,744         878,175
   Other income                                      --               --               --         120,093
   Interest expense                            (868,856)      (1,446,692)      (2,007,032)     (7,533,769)
   Severance expense - former directors        (302,500)              --               --        (302,500)
                                          -------------    -------------    -------------    ------------
                                             (1,057,299)      (1,284,615)      (1,964,288)     (6,838,001)
                                          -------------    -------------    -------------    ------------
Net Loss                                  $ (11,715,568)   $  (9,354,664)   $  (6,174,262)   $(40,795,470)
                                          =============    =============    =============    ============
Net Loss Per Share of Common
   Stock - Basic and Diluted              $       (0.03)   $       (0.03)   $       (0.02)
                                          =============    =============    =============
Weighted Average Number of
   Common Shares Outstanding                389,435,324      362,549,690      302,361,109
                                          =============    =============    =============



                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2001


                                                                    COMMON STOCK                                    DEFICIT
                                                      -----------------------------------------                   ACCUMULATED
                                                         AMOUNT                                    ADDITIONAL     DURING THE
                                                          PER                                        PAID-IN      DEVELOPMENT
                                                         SHARE         SHARES          AMOUNT        CAPITAL         STAGE
                                                      -----------    -----------      ---------    -----------      ---------
Balance, inception (February 20, 1984)
  as previously reported                                                      --      $   1,000       $     --      $  (1,000)

Adjustment for pooling of interests                                           --         (1,000)         1,000             --
                                                                     -----------      ---------       --------      ---------
Balance, inception, as restated                                               --             --          1,000         (1,000)

Net loss, period ended December 31, 1984                                      --             --             --        (17,809)
                                                                     -----------      ---------       --------      ---------
Balance, December 31, 1984                                                    --             --          1,000        (18,809)

Issuance of common stock for cash                      $   0.00      113,846,154          1,138            170             --
Net loss, year ended December 31, 1985                                        --             --             --        (25,459)
                                                                     -----------      ---------       --------      ---------
Balance, December 31, 1985                                           113,846,154          1,138          1,170        (44,268)

Issuance of common stock - public offering                 0.01       40,000,000            400        399,600             --
Issuance of underwriter's warrants                                            --             --            100             --
Expenses of public offering                                                   --             --       (117,923)            --
Issuance of common stock, exercise of "A" warrants         0.03          819,860              9         24,587             --
Net loss, year ended December 31, 1986                                        --             --             --       (159,674)
                                                                     -----------      ---------       --------      ---------
Balance, December 31, 1986                                           154,666,014          1,547        307,534       (203,942)
                                                                     -----------      ---------       --------      ---------




                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2001

                                                                   COMMON STOCK                                        DEFICIT
                                                        ---------------------------------------                       ACCUMULATED
                                                        AMOUNT                                       ADDITIONAL       DURING THE
                                                         PER                                           PAID-IN        DEVELOPMENT
                                                        SHARE         SHARES          AMOUNT           CAPITAL           STAGE
                                                        ------     ------------    ------------     ------------     ------------
Balance, December 31, 1986                                          154,666,014    $      1,547    $    307,534     $   (203,942)

Issuance of common stock, exercise of "A" warrants      $  0.03      38,622,618             386        1,158,321               --
Expenses of stock issuance                                                   --              --          (11,357)              --
Acquisition of subsidiary for cash                                           --              --          (46,000)              --
Cancellation of debt due to stockholders                                     --              --           86,565               --
Net loss, year ended December 31, 1987                                       --              --               --         (258,663)
                                                                   ------------    ------------     ------------     ------------
Balance, December 31, 1987                                          193,288,632           1,933        1,495,063         (462,605)

Net loss, year ended December 31, 1988                                       --              --               --         (199,690)
                                                                   ------------    ------------     ------------     ------------

Balance, December 31, 1988                                          193,288,632           1,933        1,495,063         (662,295)

Net loss, year ended December 31, 1989                                       --              --               --         (270,753)
                                                                   ------------    ------------     ------------     ------------

Balance, December 31, 1989                                          193,288,632           1,933        1,495,063         (933,048)

Issuance of common stock, expiration of redemption         0.05       6,729,850              67          336,475               --
   offer on "B" warrants
Issuance of common stock, exercise of "B" warrants         0.05         268,500               3           13,422               --
Issuance of common stock, exercise of "C" warrants         0.08          12,900              --            1,032               --
Net loss, year ended December 31, 1990                                       --              --               --         (267,867)
                                                                   ------------    ------------     ------------     ------------

Balance, December 31, 1990                                          200,299,882           2,003        1,845,992       (1,200,915)
                                                                   ------------    ------------     ------------     ------------




See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2001

                                                                     COMMON STOCK                                    DEFICIT
                                                           -------------------------------------                    ACCUMULATED
                                                           AMOUNT                                   ADDITIONAL      DURING THE
                                                            PER                                       PAID-IN       DEVELOPMENT
                                                           SHARE        SHARES         AMOUNT         CAPITAL          STAGE
                                                           ------    ------------   ------------    ------------    ------------
Balance, December 31, 1990                                            200,299,882   $      2,003    $  1,845,992    $ (1,200,915)

Issuance of common stock, exercise of "B" warrants         $ 0.05          11,400             --             420              --
Issuance of common stock, exercise of "C" warrants           0.08           2,500             --             200              --
Issuance of common stock, exercise of underwriter warrants   0.12       3,760,000             38          45,083              --
Net loss, year ended December 31, 1991                                         --             --              --        (249,871)
                                                                     ------------   ------------    ------------    ------------

Balance, December 31, 1991                                            204,073,782          2,041       1,891,695      (1,450,786)

Issuance of common stock, for testing                        0.04      10,000,000            100         404,900              --
Issuance of common stock, for consulting services            0.06         500,000              5          27,495              --
Issuance of common stock, exercise of "B" warrants           0.05       7,458,989             75         372,875              --
Issuance of common stock, exercise of "C" warrants           0.08       5,244,220             52         419,487              --
Expenses of stock issuance                                                                                (7,792)
Net loss, year ended December 31, 1992                                         --             --              --        (839,981)
                                                                     ------------   ------------    ------------    ------------

Balance, December 31, 1992                                            227,276,991          2,273       3,108,660      (2,290,767)

Issuance of common stock, for consulting services           0.055         500,000              5          27,495              --
Issuance of common stock, for consulting services            0.03       3,500,000             35         104,965              --
Issuance of common stock, for testing                       0.035       5,000,000             50         174,950              --
Net loss, year ended December 31, 1993                                         --             --              --        (563,309)
                                                                     ------------   ------------    ------------    ------------

Balance, December 31, 1993                                            236,276,991          2,363       3,416,070      (2,854,076)
                                                                     ------------   ------------    ------------    ------------



See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2001


                                                      COMMON STOCK                                        DEFICIT
                                              -------------------------------                           ACCUMULATED
                                              AMOUNT                           ADDITIONAL                DURING THE     DEFERRED
                                                PER                             PAID-IN    SUBSCRIPTION  DEVELOPMENT  COMPENSATION
                                               SHARE     SHARES       AMOUNT    CAPITAL     RECEIVABLE     STAGE          COST
                                              ------  -----------   --------- -----------  ------------  -----------  ------------
Balance, December 31, 1993                            236,276,991   $   2,363 $ 3,416,070      $  --    $(2,854,076)     $  --

Issuance of common stock, for consulting
  services                                     $0.05    4,750,000          47     237,453         --             --         --
Issuance of common stock, exercise of options   0.08      400,000           4      31,996         --             --         --
Issuance of common stock, exercise of options   0.10      190,000           2      18,998         --             --         --
Net loss, year ended December 31, 1994                         --          --          --         --       (440,837)        --
                                                      -----------   --------- -----------      -----    -----------      -----

Balance, December 31, 1994                            241,616,991       2,416   3,704,517         --     (3,294,913)        --

Issuance of common stock, exercise of options   0.05    3,333,333          33     166,633         --             --         --
Issuance of common stock, exercise of options   0.08    2,092,850          21     167,407         --             --         --
Issuance of common stock, exercise of options   0.10    2,688,600          27     268,833         --             --         --
Issuance of common stock, for consulting
  services                                      0.11    1,150,000          12     126,488         --             --         --
Issuance of common stock, for consulting
  services                                      0.14      300,000           3      41,997         --             --         --
Net loss, year ended December 31, 1995                         --          --          --         --       (401,884)        --
                                                      -----------   --------- -----------      -----    -----------      -----

Balance, December 31, 1995                            251,181,774       2,512   4,475,875         --     (3,696,797)        --
                                                      -----------   --------- -----------      -----    -----------      -----



See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2001


                                                 COMMON STOCK                                            DEFICIT
                                      -----------------------------------                               ACCUMULATED
                                      AMOUNT                               ADDITIONAL                   DURING THE     DEFERRED
                                       PER                                  PAID-IN     SUBSCRIPTION   DEVELOPMENT   COMPENSATION
                                      SHARE       SHARES        AMOUNT      CAPITAL      RECEIVABLE        STAGE         COST
                                      -----    -----------    ----------- ------------  -------------   -----------  ------------
Balance, December 31, 1995                     251,181,774    $     2,512  $ 4,475,875    $        --   $(3,696,797)  $        --

Issuance of common stock, exercise
  of options                          $0.05      3,333,334             33      166,634             --            --            --
Issuance of common stock, exercise
  of options                           0.08      1,158,850             12       92,696             --            --            --
Issuance of common stock, exercise
  of options                           0.10      7,163,600             72      716,288             --            --            --
Issuance of common stock, exercise
  of options                           0.11        170,000              2       18,698             --            --            --
Issuance of common stock, exercise
  of options                           0.12      1,300,000             13      155,987             --            --            --
Issuance of common stock, exercise
  of options                           0.18      1,400,000             14      251,986             --            --            --
Issuance of common stock, exercise
  of options                           0.19        500,000              5       94,995             --            --            --
Issuance of common stock, exercise
  of options                           0.20        473,500              5       94,695             --            --            --
Issuance of common stock, for
  services rendered                    0.50        350,000              3      174,997             --            --            --
Options granted                                         --             --      760,500             --            --      (473,159)
Subscription receivable                                 --             --           --        (19,000)           --            --
Net loss, year ended December 31, 1996                  --             --           --             --    (1,154,740)           --
                                               -----------    -----------  -----------    -----------   -----------   -----------

Balance, December 31, 1996                     267,031,058          2,671    7,003,351        (19,000)   (4,851,537)     (473,159)
                                               -----------    -----------  -----------    -----------   -----------   -----------



See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2001


                                                   COMMON STOCK                                           DEFICIT
                                       ------------------------------------                             ACCUMULATED
                                       AMOUNT                               ADDITIONAL                   DURING THE     DEFERRED
                                         PER                                  PAID-IN    SUBSCRIPTION   DEVELOPMENT   COMPENSATION
                                        SHARE      SHARES         AMOUNT      CAPITAL     RECEIVABLE       STAGE          COST
                                       --------  -----------    -----------  -----------  -----------    -----------   -----------
Balance, December 31, 1996                    0  267,031,058    $     2,671  $ 7,003,351  $   (19,000)   $(4,851,537)  $  (473,159)

Issuance of common stock, exercise
  of options                             $ 0.08    3,333,333             33      247,633           --             --            --
Issuance of common stock, conversion
  of debt                                  0.20    1,648,352             16      329,984           --             --            --
Issuance of common stock, conversion
  of debt                                  0.15      894,526              9      133,991           --             --            --
Issuance of common stock, conversion
  of debt                                  0.12    2,323,580             23      269,977           --             --            --
Issuance of common stock, conversion
  of debt                                  0.15    1,809,524             18      265,982           --             --            --
Issuance of common stock, conversion
  of debt                                  0.16      772,201              8      119,992           --             --            --
Issuance of common stock, for
  services rendered                        0.41       50,000             --       20,500           --             --            --
Issuance of common stock, for
  services rendered                        0.24      100,000              1       23,999           --             --            --
Beneficial conversion feature,
  February debenture                          0           --             --      413,793           --             --            --
Beneficial conversion feature,
  October debenture                           0           --             --    1,350,000           --             --            --
Warrant costs, February debenture             0           --             --       37,242           --             --            --
Warrant costs, October debenture              0           --             --      291,555           --             --            --
Amortization of deferred
  compensation cost                           0           --             --           --           --             --       399,322
Imputed interest on convertible
  debenture                                   0           --             --        4,768           --             --            --
Net loss, year ended December 31, 1997        0           --             --           --           --     (4,141,729)           --
                                                 -----------    -----------  -----------  -----------    -----------   -----------

Balance, December 31, 1997                    0  277,962,574          2,779   10,512,767      (19,000)    (8,993,266)      (73,837)
                                                 -----------    -----------  -----------  -----------    -----------   -----------



See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2001


                                             COMMON STOCK                                        DEFICIT
                                    ----------------------------                               ACCUMULATED
                                    AMOUNT                          ADDITIONAL                  DURING THE     DEFERRED
                                     PER                              PAID-IN    SUBSCRIPTION  DEVELOPMENT   COMPENSATION
                                    SHARE      SHARES     AMOUNT      CAPITAL     RECEIVABLE      STAGE          COST
                                    ------  -----------   ------   ------------    --------    ------------  ------------
Balance, December 31, 1997                  277,962,574   $2,779   $ 10,512,767    $(19,000)   $ (8,993,266)   $(73,837)

Issuance of common stock,
  exercise of options               $0.12       295,000        3         35,397          --              --          --
Issuance of common stock,
  exercise of options                0.14       500,000        5         69,995          --              --          --
Issuance of common stock,
  exercise of options                0.16       450,000        5         71,995          --              --          --
Issuance of common stock,
  exercise of options                0.20        10,000       --          2,000          --              --          --
Issuance of common stock,
  exercise of options                0.26       300,000        3         77,997          --              --          --
Issuance of common stock,
  conversion of debt                 0.13     1,017,011       10        132,990          --              --          --
Issuance of common stock,
  conversion of debt                 0.14     2,512,887       25        341,225          --              --          --
Issuance of common stock,
  conversion of debt                 0.15     5,114,218       51        749,949          --              --          --
Issuance of common stock,
  conversion of debt                 0.18     1,491,485       15        274,985          --              --          --
Issuance of common stock,
  conversion of debt                 0.19     3,299,979       33        619,967          --              --          --
Issuance of common stock,
  conversion of debt                 0.22     1,498,884       15        335,735          --              --          --
Issuance of common stock,
  conversion of debt                 0.23     1,870,869       19        424,981          --              --          --
Issuance of common stock, for
  services rendered                  0.21       100,000        1         20,999          --              --          --
Beneficial conversion feature,
  November debenture                                 --       --        625,000          --              --          --
Warrant costs, November debenture                    --       --         48,094          --              --          --
Amortization of deferred
  compensation cost                                  --       --             --          --              --      59,068
Write off of subscription
  receivable                                         --       --        (19,000)     19,000              --          --
Net loss, year ended
  December 31, 1998                                  --       --             --          --      (4,557,710)         --
                                            -----------   ------   ------------    --------    ------------    --------

Balance, December 31, 1998                  296,422,907    2,964     14,325,076          --     (13,550,976)    (14,769)
                                            -----------   ------   ------------    --------    ------------    --------



See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2001

                                                    COMMON STOCK                            DEFICIT
                                           ----------------------------                   ACCUMULATED
                                           AMOUNT                          ADDITIONAL      DURING THE      DEFERRED      DISCOUNT
                                            PER                              PAID-IN       DEVELOPMENT   COMPENSATION      ON
                                           SHARE    SHARES       AMOUNT     CAPITAL          STAGE           COST        WARRANTS
                                           -----  -----------    ------    -----------    ------------     --------     ---------
Balance, December 31, 1998                        296,422,907    $2,964    $14,325,076    $(13,550,976)    $(14,769)    $      --

Issuance of common stock, securities
  purchase agreement                       $0.16    4,917,276        49        802,451              --           --            --
Issuance of common stock, securities
  purchase agreement                        0.27    1,851,852        18        499,982              --           --            --
Issuance of common stock, for services
  rendered                                  0.22      100,000         1         21,999              --           --            --
Issuance of common stock, for services
  rendered                                  0.25      180,000         2         44,998              --           --            --
Beneficial conversion feature, August
  debenture                                                --        --        687,500              --           --            --
Beneficial conversion feature, December
  debenture                                                --        --        357,143              --           --            --
Warrant costs, securities purchase
  agreement                                                --        --        494,138              --           --      (494,138)
Warrant costs, securities purchase
  agreement                                                --        --         37,025              --           --       (37,025)
Warrant costs, August debenture                            --        --         52,592              --           --            --
Warrant costs, December debenture                          --        --          4,285              --           --            --
Amortization of warrant costs,
  securities purchase agreement                            --        --             --              --           --       102,674
Amortization of deferred
  compensation cost                                        --        --             --              --       14,769            --
Credit arising from modification of
  option terms                                             --        --        210,144              --           --            --
Net loss, year ended December 31, 1999                     --        --             --      (6,174,262)          --            --
                                                  -----------    ------    -----------    ------------     --------     ---------

Balance, December 31, 1999                        303,472,035     3,034     17,537,333     (19,725,238)          --      (428,489)
                                                  -----------    ------    -----------    ------------     --------     ---------



See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2001

                                                     COMMON STOCK                                DEFICIT
                                           -------------------------------                     ACCUMULATED
                                           AMOUNT                             ADDITIONAL       DURING THE        DISCOUNT
                                            PER                                 PAID-IN        DEVELOPMENT          ON
                                           SHARE       SHARES       AMOUNT      CAPITAL           STAGE           WARRANTS
                                          -------    -----------    ------    ------------     ------------     -----------
Balance, December 31, 1999                           303,472,035    $3,034    $ 17,537,333     $(19,725,238)    $  (428,489)

Issuance of common stock, exercise
  of options                              $0.1400        600,000         6          83,994               --              --
Issuance of common stock, exercise
  of options                               0.1500      1,600,000        16         239,984               --              --
Issuance of common stock, exercise
  of options                               0.1600        650,000         7         103,994               --              --
Issuance of common stock, exercise
  of options                               0.1700        100,000         1          16,999               --              --
Issuance of common stock, exercise
  of options                               0.2100        792,500         8         166,417               --              --
Issuance of common stock, exercise
  of options                               0.2500      1,000,000        10         246,090               --              --
Issuance of common stock, exercise
  of options                               0.2700        281,000         3          75,867               --              --
Issuance of common stock, exercise
  of options                               0.3600        135,000         1          48,599               --              --
Issuance of common stock, exercise
  of warrants                              0.2040        220,589         2          44,998               --              --
Issuance of common stock, exercise
  of warrants                              0.2448        220,589         2          53,998               --              --
Issuance of common stock, exercise
  of warrants                              0.2750         90,909         1          24,999               --              --
Issuance of common stock, exercise
  of warrants                              0.3300         90,909         1          29,999               --              --
Issuance of common stock,
  conversion of debt                       0.1400     35,072,571       351       4,907,146               --              --
Issuance of common stock,
  conversion of debt                       0.1900      1,431,785        14         275,535               --              --
Issuance of common stock,
  conversion of debt                       0.2000      1,887,500        19         377,481               --              --
Issuance of common stock,
  conversion of debt                       0.3600         43,960        --          15,667               --              --
Issuance of common stock, cashless
  exercise of warrants                                   563,597         6         326,153               --              --
Issuance of common stock, services
  rendered                                 0.4650        100,000         1          46,499               --              --
Private placement of common stock          0.2200     13,636,357       136       2,999,864               --              --
Private placement of common stock          0.3024      4,960,317        50       1,499,950               --              --
Private placement of common stock          0.4000     13,265,000       133       5,305,867               --              --
Cashless exercise of warrants                                 --        --        (326,159)              --              --
Beneficial conversion feature,
  January Debenture                                           --        --         386,909               --              --
Warrant costs, consulting agreement                           --        --         200,249               --              --
Warrant costs, January Debenture                              --        --          13,600               --              --
Warrant costs, private placement                              --        --       3,346,414               --      (3,346,414)
Recovery of subscription receivable
  previously written off                                      --        --          19,000               --              --
Amortization of warrant costs,
  securities purchase agreements                              --        --              --               --         544,163
Credit arising from modification of
  option terms                                                --        --       1,901,927               --              --
Net loss, year ended December 31, 2000                        --        --              --       (9,354,664)             --
                                                     -----------    ------    ------------     ------------     -----------

Balance, December 31, 2000                           380,214,618     3,802      39,969,373      (29,079,902)     (3,230,740)
                                                     -----------    ------    ------------     ------------     -----------



See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2001


                                                     COMMON STOCK                                DEFICIT
                                          --------------------------------                     ACCUMULATED
                                          AMOUNT                               ADDITIONAL       DURING THE        DISCOUNT
                                           PER                                  PAID-IN        DEVELOPMENT           ON
                                          SHARE       SHARES        AMOUNT      CAPITAL           STAGE           WARRANTS
                                          ------    -----------    -------    ------------     ------------     -----------
Balance,  December 31, 2000                         380,214,618    $ 3,802    $ 39,969,373     $(29,079,902)    $(3,230,740)

Issuance of common stock, exercise
  of options                              0.2700         40,000          1          10,799               --              --
Issuance of common stock, exercise
  of options                              0.3600         20,000          1           7,199               --              --
Issuance of common stock, cashless
  exercise of warrants                                   76,411          1          77,491               --              --
Issuance of common stock, for
  services rendered                       0.3500        100,000          1          34,999               --              --
Sale of common stock, for cash            0.1500      6,666,667         66         999,933
Sale of common stock, for cash            0.3000      2,000,000         20         599,980               --              --
Sale of common stock, for cash            0.3200      3,125,000         31         999,969               --              --
Sale of common stock, for cash            0.4000      1,387,500         14         554,986               --              --
Sale of common stock, for cash            0.2700      9,666,667         96       2,609,904
Cashless exercise of warrants                                --         --         (77,491)              --              --
Warrant costs, private placement                             --         --         168,442               --        (168,442)
Warrant costs, private equity
  line of credit                                             --         --       1,019,153               --      (1,019,153)
Amortization of warrant costs,
  securities purchase agreements                             --         --              --               --         985,705
Credit arising from modification of
  option terms                                               --         --         691,404               --              --
Net loss, year ended December 31, 2001                       --         --              --      (11,715,568)             --
                                                    -----------    -------    ------------     ------------     -----------

Balance, December 31, 2001                          403,296,863    $ 4,033    $ 47,666,141     $(40,795,470)    $(3,432,630)
                                                    ===========    =======    ============     ============     ===========


See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                      INCEPTION
                                                                                                                     (FEBRUARY 20,
                                                                                YEAR ENDED DECEMBER 31,                 1984) TO
                                                                      -------------------------------------------     DECEMBER 31,
                                                                          2001             2000           1999           2001
                                                                      ------------    ------------    -----------    ------------
Cash Flows from Operating Activities:
   Net loss                                                           $(11,715,568)   $ (9,354,664)   $(6,174,262)   $(40,795,470)
                                                                      ------------    ------------    -----------    ------------
   Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation                                                      532,264         362,392        230,785       1,440,789
         Amortization of debt issue costs                                   15,344         106,030        331,250         794,559
         Amortization of deferred interest cost on beneficial
            conversion feature of convertible debenture                         --         386,909      1,044,643       3,818,663
         Amortization of discount on warrants                              985,705         611,134        148,262       2,035,398
         Amortization of discount on warrants - consulting services             --         230,249             --         230,249
         Amortization of deferred compensation cost                             --              --         14,769         760,500
         Issuance of common stock for debenture interest                        --          76,212             --          76,212
         Issuance of common stock for services                              35,000          46,500         67,000       1,586,000
         Compensation related to modification of option terms              691,404       1,901,927        210,144       2,803,475
         Changes in operating assets and liabilities:
            Increase in other current assets                               (28,358)         (5,063)       (29,917)        (93,156)
            Decrease in inventory                                           19,729              --             --              --
            Increase in other assets                                       (53,232)       (278,037)      (440,216)     (1,548,227)
            Increase in accounts payable and  accrued liabilities          940,745         174,089        449,848       1,849,906
                                                                      ------------    ------------    -----------    ------------
                  Total adjustments                                      3,138,601       3,612,342      2,026,568      13,754,368
                                                                      ------------    ------------    -----------    ------------
                  Net cash used by operating activities                 (8,576,967)     (5,742,322)    (4,147,694)    (27,041,102)
                                                                      ------------    ------------    -----------    ------------

Cash Flows from Investing Activities:
   Purchase of investments                                                      --              --             --      (6,292,979)
   Proceeds from sale of investments                                            --              --        821,047       6,292,979
   Acquisition of property and equipment                                (1,588,648)       (917,471)      (407,150)     (4,055,669)
                                                                      ------------    ------------    -----------    ------------
                  Net cash provided (used) by investing activities      (1,588,648)       (917,471)       413,897      (4,055,669)
                                                                      ------------    ------------    -----------    ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of convertible debt                                   --       1,000,000      3,000,000       9,500,000
   Proceeds from sale of securities, net of issuance costs               5,783,000      10,835,970        702,500      23,300,058
   Payments under capital lease                                            (58,690)        (50,324)       (41,986)       (167,602)
   Payments on note payable                                                (21,519)        (19,096)       (14,261)        (54,876)
   Recovery of subscription receivable written off                              --          19,000             --          19,000
                                                                      ------------    ------------    -----------    ------------
                  Net cash provided by financing activities              5,702,791      11,785,550      3,646,253      32,596,580
                                                                      ------------    ------------    -----------    ------------

Net Increase (Decrease) in Cash and Cash Equivalents                    (4,462,824)      5,125,757        (87,544)      1,499,809

Cash and Cash Equivalents, Beginning                                     5,962,633         836,876        924,420              --
                                                                      ------------    ------------    -----------    ------------

Cash and Cash Equivalents, Ending                                     $  1,499,809    $  5,962,633    $   836,876    $  1,499,809
                                                                      ============    ============    ===========    ============

Supplemental Disclosure of Non-Cash Financing Activities:
   Cash paid during the year for interest                             $     20,556    $     36,681    $   118,870
                                                                      ============    ============    ===========

During 2000, the Company purchased equipment under a capital lease totaling $13,197.


See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

             Advanced Viral Research Corp. (the Company) was incorporated in Delaware on July 31, 1985. The Company was organized for the purpose of manufacturing and marketing a pharmaceutical product initially named Reticulose, the current formulation of which is now known as and hereinafter referred to as "Product R". While the Company has had limited sales of this product, primarily for research purposes, the success of the Company will be dependent upon obtaining certain regulatory approval for its pharmaceutical product, Product R, to commence commercial operations.

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

         CASH AND CASH EQUIVALENTS

             Cash equivalents consist of highly liquid investments (primarily a money market fund), with original maturities of three months or less.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         OTHER ASSETS

             Patent development costs are capitalized as incurred. Such costs will be amortized over the life of the patent, commencing at the time Product R is marketed. Loan costs include fees paid in connection with the February 2001 private equity line of credit agreement and are being amortized over the life of the agreement (see Note 6).

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

         ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

             The information set forth below provides disclosure of the estimated fair value of the Company's financial instruments presented in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001 and 2000. Since the reported fair values of financial instruments are based upon a variety of factors, they may not represent actual values that could have been realized as of December 31, 2001 and 2000 or that will be realized in the future.

             The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, a money market fund and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

             Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during the year. The Company's potentially issuable shares of common stock pursuant to outstanding stock options and warrants are excluded from the Company's diluted computation, as their effect would be anti-dilutive.

         REVENUE RECOGNITION

             The limited sales generated by the Company have consisted of sales of Product R for testing and other purposes. The Company records sales when the product is shipped to customers.

         USE OF ESTIMATES

             The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

         RECLASSIFICATIONS

             Certain amounts in the 1999 and 2000 financial statements have been reclassified to conform to 2001 presentation.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         RECENT ACCOUNTING PRONOUNCEMENTS

             In August 2001, the FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, and EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. SFAS 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The Company has not determined the impact that SFAS 144 will have, if any, on its financial statements.

             In July 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS which replace Accounting Principles Board Opinion Nos. 16, BUSINESS COMBINATIONS and 17, INTANGIBLE ASSETS, respectively. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interests method be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only method. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which the Company will be required to adopt on January 1, 2002. After December 31, 2001, goodwill can only be written down upon impairment discovered during annual tests for fair value, or discovered during tests taken when certain triggering events occur. The Company believes that the adoption of this statement will not have an impact on the results of operations or financial position of the Company.

             In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF SFAS NO. 133 AN AMENDMENT OF SFAS NO. 133, which deferred the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Adoption of the new standard on January 1, 2001 had no effect on the financial statements.

             In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION - AN INTERPRETATION OF APB OPINION NO. 25 (FIN 44). FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company adopted FIN 44 in the third quarter of 2000 and there was no material impact on the Company's results of operations or financial position.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  LIQUIDITY

         As indicated in the accompanying financial statements, the Company has suffered accumulated net losses of approximately $41,000,000 during its history. The Company is dependent upon registration of Product R for sale before it can begin commercial operations. The Company's cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials required by the FDA. Unless and until Product R is approved for sale in the United States or another industrially developed country, the Company will be dependent upon the continued sale of its securities, debt or equity financing for funds to meet its cash requirements.

         During the year ended December 31, 2001, the Company completed several equity transactions in which it received cash proceeds of approximately $5,800,000, of which $2,610,000 was received in December 2001. In addition, in February 2001, the Company entered into an equity line credit agreement to sell up to $50,000,000 of the Company's common stock (see Note 6).

         Subsequent to year end, the Company completed several private placements of its securities under a previously filed shelf registration in which it received cash proceeds of $2,000,000 (see Note
         6).

         Management believes that cash flows from sales of securities and from current financing arrangements will be sufficient to fund operations for the next year. Management intends to continue to sell the Company's securities in an attempt to meet its cash flow requirements; however, no assurance can be given that equity or debt financing, if and when required, will be available.

NOTE 3.  ACQUISITION

         Two of the principal stockholders of the Company acquired LTD, a Bahamian Corporation with pharmaceutical manufacturing and warehousing facilities, on February 20, 1984. The acquisition was a combination of two entities under common control and has been accounted for in a manner similar to a pooling of interests. In 1986, the Company acquired from LTD exclusive rights to manufacture and market Reticulose (currently referred to as Product R) worldwide, except within the Bahamas, for $50,000. The Company also purchased inventory of Product R from LTD for $45,000 and was obligated to pay $3 per ampule of Product R for the initial 100,000 ampules purchased and $2 per ampule for purchases exceeding 100,000 ampules. On December 16, 1987, the Company acquired the controlling beneficial interest in 99.6% of the common stock of LTD through an appropriate trust agreement to satisfy the rules of the Bahamian Government, from two of the principal stockholders of the Company. Both stockholders concurrently canceled $86,565 of indebtedness due them from LTD.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 4.  PROPERTY AND EQUIPMENT

                                               ESTIMATED USEFUL
                                                LIVES (YEARS)             2001            2000
                                               -----------------       ----------      ----------
          Land and improvements                       15               $   34,550      $   34,550
          Building and improvements                   30                1,233,524         896,720
          Machinery and equipment                      5                3,170,759       1,918,693
                                                                       ----------      ----------
                                                                        4,438,833       2,849,963
          Less accumulated depreciation                                 1,438,250         905,764
                                                                       ----------      ----------
                                                                       $3,000,583      $1,944,199
                                                                       ==========      ==========



         The Company maintains certain property and equipment in Freeport, Bahamas. This property and equipment amounted to $433,119 as of December 31, 2001 and $402,694 as of December 31, 2000, including $17,623 expended in 1987 to purchase a land lease expiring in 2068. Included with machinery and equipment is $13,197 of equipment purchased under a capital lease during 2000. Depreciation expense for equipment under the capital leases was approximately $10,368, $7,729 and $47,040 in 2001, 2000 and 1999, respectively. These amounts are included above.

NOTE 5.  OTHER ASSETS

                                                                         2001          2000
                                                                       --------      --------
          Patent development costs                                     $765,388      $715,655
          Loan costs, net of accumulated amortization of $794,559
             and $779,225                                                68,353        80,198
          Other                                                          51,496        51,496
                                                                       --------      --------
                                                                       $885,237      $847,349
                                                                       ========      ========


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

         OTHER

             In January 1999, pursuant to a securities purchase agreement, the Company issued 4,917,276 shares of its common stock for an aggregate purchase price of $802,500. Such agreement also provided for the issuance of four warrants to purchase a total of 2,366,788 shares of common stock at prices ranging from $0.204 to $0.2448 per share at any time until December 31, 2003. The fair value of these warrants was estimated to be $494,138 ($0.209 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 6% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements. As of December 31, 2001, 482,830 shares of common stock were issued pursuant to the exercise of these warrants for an aggregate exercise price of approximately $126,000.

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

             Additionally, in connection with the above described securities purchase agreement, the Company issued warrants to purchase an aggregate of 5,454,544 shares of common stock. Fifty percent (50%) of the warrants are exercisable at $0.275 per share and fifty percent (50%) of the warrants are exercisable at $0.33 per share, until February 28, 2005. The fair value of these warrants was estimated to be $1,582,734 ($0.295 and $0.285 per warrant share) based upon a financial analysis of the terms of the warrant using the Black-Scholes Pricing Model with the following assumptions; expected volatility of 90%; a risk free interest rate of 6% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements. As of December 31, 2001, 216,577 shares of common stock were issued pursuant to the exercise of these warrants for an aggregate exercise price of approximately $105,000.

             On November 8, 2000, the Company entered into a securities purchase agreement with Harbor View Group, Inc. and various other purchasers, whereby the Company authorized the issuance and sale of up to 50,000,000 shares of common stock in a private offering transaction at a purchase price of $0.40 per share. As of December 31, 2001, 13,427,500 shares were issued for a purchase price of $5,371,000.

             Such agreement also provided for the issuance of warrants to purchase an aggregate of 30,000,000 shares of common stock, half at an exercise price of $0.48 and half at an exercise price of $0.56. As of December 31, 2000, 7,959,000 warrants had been issued (3,979,500 at $0.48 and 3,979,500 at $0.56) exercisable at any time until November 8, 2005. The fair value of these warrants was estimated to be $1,763,680 ($0.222 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; a risk free interest rate of 6% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements. The Company paid a fee of $265,300 relative to this agreement, which has been charged to interest expense in the accompanying consolidated financial statements.

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

             On July 27, 2001, pursuant to a securities purchase agreement with various purchasers, the Company issued 1,225,000 shares of its common stock at a price of $0.40 per share for an aggregate purchase price of $490,000. Such agreement also provided for the issuance of 735,000 warrants to purchase common stock, half of such warrants are exercisable at $0.48 per share and half of such are exercisable at $0.56 per share until July 27, 2006. The fair value of these warrants was estimated to be $144,500 ($0.20 per warrant for $0.48 warrants) and ($0.19 per warrant for $0.56 warrants) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; a risk free interest rate of 5.5% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements.

             On August 20, 2001, the Company entered into an additional securities purchase agreement with BNC Bach International, Ltd. whereby the Company sold to BNC Bach International 2,000,000 shares of its common sock at a price of $0.30 per share for an aggregate purchase price of $600,000.

             On September 28, 2001, the Company entered into a securities purchase agreement with Cambois Finance, Ltd. whereby the Company agreed to sell 6,666,667 shares of its common stock to Cambois Finance, Ltd. for an aggregate purchase price of $1,000,000. The Company received such proceeds and issued such shares of common sock on October 1, 2001.

             In December 2001, the Company sold 9,666,667 shares of its common stock at $0.27 per share to various purchasers for an aggregate purchase price of $2,610,000. The purchasers included Harbor View Group, Inc. (1,518,519 shares), BNC Bach International, Ltd. (7,407,407 shares) and an individual purchaser (740,741 shares).

         PRIVATE EQUITY LINE OF CREDIT

             On February 9, 2001, the Company entered into an equity line of credit agreement with Cornell Capital Partners, LP, an institutional investor, to sell up to $50,000,000 of the

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 6.  SECURITIES PURCHASE AGREEMENTS (Continued)

         PRIVATE EQUITY LINE OF CREDIT (Continued)

             Company's common stock. Under such agreement, the Company may exercise "put options" to sell shares for certain prices based on certain average trading prices. Upon signing this agreement, the Company issued to its placement agent, May Davis Group, Inc., and certain investors, Class A warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price of $1.00 per share, exercisable in part or whole until February 9, 2006, and Class B warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price equal to the greater of $1.00 or 110% of the bid price on the applicable advance date. Such Class B warrants are exercisable pro rata with respect to the number of warrant shares as determined by the fraction of the advance payable on that date as the numerator and $20,000,000 as the denominator multiplied by 5,000,000, until sixty months from the date of issuance.

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

         SUBSEQUENT FINANCINGS

             On February 7, 2002, the Company entered into a Stock Purchase Agreement with Roseworth Group pursuant to which we issued and sold to Roseworth Group 3,333,333 shares of our common stock at a negotiated price of $0.15 per share, for a total purchase price of $500,000.

             On February 21, 2002, the Company entered into a Stock Purchase Agreement with Roseworth Group pursuant to which we issued and sold to Roseworth Group 3,333,333 shares of our common stock at a negotiated price of $0.15 per share, for a total purchase price of $500,000.

             On March 22, 2002, the Company entered into a Stock purchase Agreement with Roseworth Group pursuant to which we issued and sold to Roseworth Group 3,333,333 shares of our common stock at a negotiated price of $0.15 per share, for a total purchase price of $500,000.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 7.  NOTE PAYABLE (Continued)

         The aggregate maturities of the installment purchase agreement are as follows:

          Year ending December 31:

            2002                                $24,246
            2003                                 27,521
            2004                                  4,677
                                                -------
                                                 56,444

          Less current portion                   24,246
                                                -------
          Note payable - long-term portion      $32,198
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

         LACK OF PATENT PROTECTION

             The Company has six issued patents and one allowed U.S. patent and one issued Australian patent for the use of Product R. The Company currently has 11 patent applications pending with the U.S. Patent Office and 23 foreign patent applications. The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing a similar product. There can be no assurance that such patents, if obtained, will be enforceable.

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

             Pursuant to the Plata Agreement, the Company authorized the issuance to Plata of 5,000,000 shares of common stock and options to purchase an additional 5,000,000 shares at $0.08 per share through July 9, 1994 (the "Plata Options") and 5,000,000 shares at $0.10 per share through July 9, 1994 (the "Additional Plata Options"). Pursuant to several amendments, the Plata Options and the Additional Plata Options were exercisable through June 30, 2000 at an exercise price of $0.15 and $0.17, respectively. The fair value of these options was estimated to be $32,925 ($0.0348 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; risk free interest rate of 6%. This amount has been charged to compensation expense at December 31, 1999 as it related to services previously provided. Through December 31, 2001, the Company has received approximately $1,422,000 pursuant to the issuance of approximately 9.8 million shares in connection with the exercise of the Plata Options and the Additional Plata Options.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8.  COMMITMENTS AND CONTINGENCIES (Continued)

         TESTING AGREEMENTS (Continued)

         ARGENTINE AGREEMENT (Continued)

             Pursuant to the Argentine Agreement, the Company delivered $34,000 to DCT to cover out-of-pocket expenses associated with the Clinical Trials. The Argentine Agreement further provides that at the conclusion of the Clinical Trials, DCT shall cause Dr. Flichman to prepare and deliver a written report to the Company regarding the methodology and results of the Clinical Trials (the "Written Report"). In September 1996, Dr. Flichman delivered the Written Report to the Company. Upon delivery of the Written Report to the Company, the Company delivered to the principals of DCT options to acquire 2,000,000 shares of the Company's common stock for a period of one year from the date of the delivery of the Written Report, at a purchase price of $0.20 per share. Pursuant to several amendments, the DCT options were exercisable through June 30, 2000 at an exercise price of $0.21 per share. The fair value of these options was estimated to be $1,788 ($0.0012 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; risk free interest rate of 6%. This amount has been charged to compensation expense at December 31, 1999 as it related to services previously provided. Effective July 1, 2000, these options were extended to December 31, 2000 at an exercise price of $0.22 per share. As a result of the modification of the option terms, the fair value of these options was estimated to be $166,860 ($0.2273 per option share) based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 50%; risk free interest rate of 6%. This amount has been charged to expense related to modification of existing option terms during the year ended December 31, 2000. Effective December 31, 2000, these options were extended to December 31, 2001 at an exercise price of $0.24 per share. As a result of the modification of the option terms, the fair value of these options was estimated to be $108,429 ($0.1457 per option share) based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; risk free interest rate of 6%. This amount has been charged to expense related to modification of existing option terms during the year ended December 31, 2000. As of December 31, 2001, 1,256,000 shares of common stock were issued pursuant to the exercise of these options for an aggregate exercise price of approximately $261,500.

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

             In February 1998, the Company entered into an agreement with DCT (the "Concurrent Agreement") whereby the Company agreed to provide DCT or its assignees, up to $413,000 to cover the costs of a study in 65 patients to compare the results of treatment of patients with AIDS taking a three drug cocktail and Product R with those taking a three drug cocktail and a placebo. As of December 31, 2001, the Company advanced approximately $50,000 for such study, which has been accounted for as research and development expense.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8.  COMMITMENTS AND CONTINGENCIES (Continued)

         TESTING AGREEMENTS (Continued)

         ARGENTINE AGREEMENT (Continued)

             In July 1998, the Company authorized expenditures of up to $90,000 to study the effects of Product R in inhibiting the mutation of the AIDS virus. As of December 31, 2001, the Company advanced approximately $70,000 for such study, which has been accounted for as research and development expense.

             As of December 31, 2001, the Company advanced approximately $442,000 for expenses in connection with the drug approval process in Argentina, which has been accounted for as research and development expense. Based on information received from DCT, the Company believes that the drug will not be approved for commercial distribution in Argentina in the foreseeable future.

         ISRAEL STUDIES

             In January 2001, the Company entered into a 12 month agreement with the Weizmann Institute of Science, and Yeda, its developmental arm in Israel, to conduct research on the effects of Product R on the immune system, especially on T lymphocytes. In addition, scientists will explore the effects of Product R in animal models. The total cost to the Company of this research is expected to be $118,000. As of December 31, 2001, the Company advanced $118,000 for such research, which has been accounted for as research and development expense.

             In April 2001, the Company formalized a 12 month agreement with Selikoff Center in Israel to develop clinical trials in Israel using Product R. It is anticipated that these trials will support future FDA applications. The cost of the first phase of this research is expected to be $242,000. As of December 31, 2001, the Company advanced $115,000 for such research, which has been accounted for as research and development expense.

         CONSULTING AND EMPLOYMENT AGREEMENTS

         HIRSCHMAN AGREEMENT

             In May 1995, the Company entered into a consulting agreement with Shalom Hirschman, M.D., Professor of Medicine of Mt. Sinai School of Medicine, New York, New York and Director of Mt. Sinai's Division of Infectious Diseases, whereby Dr. Hirschman was to provide consulting services to the Company through May 1997. The consulting services included the development and location of pharmacological and biotechnology companies and

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         HIRSCHMAN AGREEMENT (Continued)

             assisting the Company in seeking joint ventures with and financing of companies in such industries. In connection with the consulting agreement, the Company issued to Dr. Hirschman 1,000,000 shares of the Company's common stock and the option to acquire 5,000,000 shares of the Company's common stock for a period of three years as per the vesting schedule as referred to in the agreement, at a purchase price of $0.18 per share. As of December 31, 2001, 900,000 shares have been issued upon exercise of these options for cash consideration of $162,000 under this Agreement.

             In March 1996, the Company entered into an addendum to the consulting agreement with Dr. Hirschman whereby Dr. Hirschman agreed to provide consulting services to the Company through May 2000 (the "Addendum"). Pursuant to the Addendum, the Company granted to Dr. Hirschman and his designees options to purchase an aggregate of 15,000,000 shares of the Company's common stock for a three year period pursuant to the following schedule: (i) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1996 and ending February 17, 2008 at an exercise price of $0.19 per share, of which options to acquire 500,000 shares (exercisable until March 23, 2001) were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; (ii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1997 and ending February 17, 2008 at an exercise price of $0.27 per share, of which options to acquire 500,000 shares (exercisable until March 23, 2001) were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman; and (iii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1998 and ending February 17, 2008 at an exercise price of $0.36 per share, of which options to acquire 500,000 shares (exercisable until March 23, 2001) were assigned by Dr. Hirschman to Richard Rubin, consultant to Dr. Hirschman. In addition, the Company has agreed to cause the shares underlying these options to be registered so long as there is no cost to the Company.

             As of December 31, 2001, 976,000 shares of common stock were issued pursuant to the exercise of stock options by Richard Rubin. Mr. Rubin has, from time to time in the past, advised the Company on matters unrelated to his consultation with Dr. Hirschman.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 8.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         HIRSCHMAN AGREEMENT (Continued)

             Effective March 23, 2001, the remaining unexercised $0.19, $0.27 and $0.36 options referred to above which were exercisable until March 23, 2001, were extended to December 31, 2001 at their same exercise prices. As a result of the modification of the option terms, the fair value of the options was estimated to be $357,975 based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; risk free interest rate of 6%. This amount has been charged to compensation expense related to modification of existing option terms during the year ended December 31, 2001.

             Effective December 31, 2001, the remaining unexercised $0.27 and $0.36 options, which had been extended to December 31, 2001, were further extended to June 30, 2002 at exercise prices of $0.28 and $0.37, respectively. As a result of this modification of the option terms, the fair value of the options was estimated to be $6,158 based on a financial analysis of the terms of the options using the Black-Scholes pricing model with the following assumptions: expected volatility of 80%; risk free interest rate of 5%. This amount has been charged to compensation expense related to modification of existing option terms during the year ended December 31, 2001.

             In May 2000, the Company and Dr. Hirschman entered into a second amended and restated employment agreement (the "Agreement") which supersedes in its entirety the July 1998 Employment Agreement. Pursuant to this Agreement, Dr. Hirschman was employed to serve as Chief Executive Officer and President of the Company until December 31, 2002. The Agreement further provides that Bernard Friedland and William Bregman will vote all shares owned or voted by them in favor of Dr. Hirschman as a member of the Board of Directors of the Company. The Agreement provides for Dr. Hirschman to receive an annual base salary of $361,000 (effective January 1, 2000), use of an automobile, major medical, disability, dental and term life insurance benefits for the term of his employment and for the payment of $100,000 to Dr. Hirschman on the earlier to occur of (i) the date an IND number is obtained from and approved by the FDA so that human research may be conducted using Product R; or (ii) the execution of an agreement relating to co-marketing pursuant to which one or more third parties commit to make payments to us of at least $15 million. On September 4, 2001, the Company received an IND number from the FDA. Therefore, of the $100,000 described above, $25,000 was paid as of December 31, 2001. The Agreement also provides for previously issued options to acquire 23,000,000 shares of common stock at $0.27 per option share to be immediately vested as of the date of this agreement and are exercisable until February 17, 2008.

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

             The fair value of these options was estimated to be $376,126 ($0.0827 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 6% and an expected life of ten years. The Company is recognizing the $376,126 fair value of the options as compensation costs on a pro-forma basis over the three year service period (the term of the employment agreement). Performance bonuses for Mr. Gallantar's first two years in the amount of $25,000 each year have been charged to expense in the appropriate years in the accompanying consolidated financial statements.

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

             The fair value of the these options was estimated to be $42,342 ($0.1721 per option share) and $117,893 ($0.2788 per option share), respectively, based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; a risk free interest rate of 6%; an expected life of ten years; and a

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         OTHER EMPLOYEES (Continued)

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

                                   AS REPORTED         PRO FORMA             AS
                                DECEMBER 31, 2001      ADJUSTMENT         ADJUSTED
                                -----------------    --------------    --------------
          Net loss                $  (11,715,568)    $   (2,374,643)   $  (14,090,211)
                                  ==============     ==============    ==============

          Net loss per share      $        (0.03)    $        (0.01)   $        (0.04)
                                  ==============     ==============    ==============


                                   AS REPORTED          PRO FORMA            AS
                                DECEMBER 31, 2000       ADJUSTMENT        ADJUSTED
                                -----------------    --------------    --------------
          Net loss                $   (9,354,664)    $   (1,799,827)   $  (11,154,491)
                                  ==============     ==============    ==============

          Net loss per share      $        (0.03)    $        (0.00)   $        (0.03)
                                  ==============     ==============    ==============


                                   AS REPORTED          PRO FORMA            AS
                                DECEMBER 31, 1999       ADJUSTMENT        ADJUSTED
                                -----------------    --------------    --------------
          Net loss                $   (6,174,262)    $      (31,344)   $   (6,205,606)
                                  ==============     ==============    ==============

          Net loss per share      $        (0.02)    $        (0.00)   $        (0.02)
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

             completing 50 hours of consulting service to the Company. The Company issued the first 500,000 shares to Mr. Cohen in October 1992 and the remaining 500,000 shares to Mr. Cohen in February 1993. Further pursuant to the September 1992 Cohen Agreement, the Company granted to Mr. Cohen the option to acquire, at any time and from time to time through September 10, 1993 (which date has been extended through June 30, 2000), the option to acquire 3,000,000 shares of common stock of the Company at an exercise price of $0.09 per share (which exercise price has been increased to $0.16 per share) (the "September 1992 Cohen Options"). The fair value of these options was estimated to be $59,030 ($0.0347 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; risk free interest rate of 6%. This amount has been charged to compensation expense at December 31, 1999 as it related to services previously provided. Effective July 1, 2000, these options were extended to December 31, 2000 at an exercise price of $0.17 per share. As a result of the modification of the option terms, the fair value of these options was estimated to be $55,023 ($0.2751 per option share) based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 50%; risk free interest rate of 6%. This amount has been charged to compensation expense related to modification of existing option terms during the year ended December 31, 2000. Effective December 31, 2000, these options were extended to December 31, 2001 at an exercise price of $0.19 per share. As a result of the modification of the option terms, the fair value of these options was estimated to be $17,311 ($0.1731 per option share) based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; risk free interest rate of 6%. This amount has been charged to compensation expense related to modification of existing option terms during the year ended December 31, 2000. Effective December 31, 2001, these options were further extended to June 30, 2002 at an exercise price of $0.20. As a result of this modification of the option terms, the fair value of the options was estimated to be $8,912 based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; risk free interest rate of 5%. This amount bas been charged to compensation expense related to the modification of existing option terms during the year ended December 31, 2001. As of December 31, 2001, 2,900,000 of the September 1992 Cohen Options have been exercised for cash consideration of $403,000.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         COHEN AGREEMENTS (Continued)

             In July 1994, in consideration for services related to the introduction, negotiation and execution of a distribution agreement, the Company issued: (i) to Mr. Cohen, an additional 2,500,000 shares (the "April 1994 Cohen Shares") and (ii) to each of Elliot Bauer and Lee Rizzuto, 625,000 shares (the "Bauer and Rizzuto Shares") as well as options to acquire an additional 5,000,000 shares each at $0.10 per share exercisable through May 1, 1996 (the "Bauer and Rizzuto Options"). Pursuant to several amendments, the remaining Bauer options were exercisable through June 30, 2000 at an option price of $0.14. The fair value of these options was estimated to be $116,101 ($0.0541 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; risk free interest rate of 6%. This amount has been charged to compensation expense at December 31, 1999 as it related to services previously provided. Effective July 1, 2000, these options were extended to December 31, 2000 at an exercise price of $0.16 per share. As a result of the modification of the option terms, the fair value of these options was estimated to be $953,885 ($0.2848 per option share) based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 50%; risk free interest rate of 6%. This amount has been charged to expense related to modification of existing option terms during the year ended December 31, 2000. Effective December 31, 2000, these options were extended to December 31, 2001 at an exercise price of $0.18 per share. As a result of the modification of the option terms, the fair value of these options was estimated to be $600,419 ($0.1793 per option share) based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; risk free interest rate of 6%. This amount has been charged to compensation expense related to modification of existing option terms during the year ended December 31, 2000. Effective December 31, 2001, these options were further extended to June 30, 2002 at an exercise price of $0.19. As a result of this modification of the option terms, the fair value of the options was estimated to be $318,359 based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; risk free interest rate of 5%. This amount bas been charged to compensation expense related to the modification of existing option terms during the year ended December 31, 2001. Through December 31, 2001, 6,650,500 shares were issued pursuant to the exercise of the Bauer and Rizzuto Options for an aggregate exercise price of $696,050.

         GLOBOMAX AGREEMENT

             On January 18, 1999, the Company entered into a consulting agreement with Globomax LLC to provide services at hourly rates established by the contract to the Company's Investigational New Drug application submission and to perform all work that is necessary to obtain FDA approval. In addition, GloboMax and its subcontractors are assisting the Company in conducting Phase I clinical trials for Product R. The contract was extended by

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         GLOBOMAX AGREEMENT (Continued)

             mutual consent of both parties. The Company has paid approximately $4,127,000 for services rendered and reimbursement of expenses by GloboMax and its subcontractors through December 31, 2001.

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

         DISTRIBUTION AGREEMENTS

         The Company currently is a party to separate agreements with four different entities, whereby the Company has granted exclusive rights to distribute Product R in the countries of Canada, China, Japan, Macao, Hong Kong, Taiwan, Mexico, Argentina, Bolivia, Paraguay, Uruguay, Brazil and Chile. Pursuant to these agreements, distributors are obligated to cause Product R to be approved for commercial sale in such countries and, upon such approval, to purchase from the Company certain minimum quantities of Product R to maintain the exclusive distribution rights. Leonard Cohen, a former consultant to the Company, has informed the Company that he is an affiliate of two of these entities. To date, the Company has recorded revenue classified as other income for the sale of territorial rights under the distribution agreements. The Company has made no sales under the distribution agreements other than for testing purposes.

         CONSTRUCTION COMMITMENT

         In November 1999, the Company entered into an agreement with an unaffiliated third party to construct leasehold improvements at an approximate cost of $380,000 for research and development purposes at the Company's Yonkers, New York facilities which has been completed as of June 30, 2001. In October 2000, the Company entered into another agreement with the unaffiliated third party to construct additional leasehold improvements at an approximate cost of $325,000 for research and development purposes at the Company's Yonkers, New York facilities, of which the entire amount has been incurred as of December 31, 2001.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8.  COMMITMENTS AND CONTINGENCIES (Continued)

         SOFTWARE ACQUISITION

         During 2001, the Company contracted with a software vendor at a cost of approximately $500,000 to acquire and install an SAP system for accounting, administrative and production control. As of December 31, 2001, the entire cost has been incurred and has been capitalized as an additional element of cost of the computer equipment.

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

         LEASES

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

             Future minimum capital lease payments and the net present value of the future minimum lease payments at December 31, 2001 are as follows:

              Year ending December 31:

                 2002                                                $ 71,292
                 2003                                                  43,822
                                                                     --------
               Total minimum lease payments                           115,114
               Less amount representing interest                        8,547
                                                                     --------
               Net present value of future minimum lease payments     106,567
               Less current maturities                                 64,197
                                                                     --------
                                                                     $ 42,370
                                                                     ========

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8.  COMMITMENTS AND CONTINGENCIES (Continued)

         LEASES (Continued)

         OPERATING LEASES

             Management executed a non-cancelable lease for new office space in Florida on January 1, 1996, expiring on December 31, 1999 at approximately $17,000 annually. The Company has three options to renew for an additional one year per option. Management has exercised its second option for the year 2001. Effective December 2001, the Company closed its Florida office.

             On December 30, 1998, the Company executed an amendment to its existing lease dated April 1997 for the laboratory facilities in Yonkers, New York. The lease on the additional space is effective May 1, 1999. The new lease adds 10,550 square feet (for a total of 16,650 square feet) and extends its term until April 2005. Annual rent on the original lease is approximately $85,000. Rent for the additional facilities is approximately $175,000. Total rental commitment for the Yonkers facilities will be $260,000 until May 1, 2002 at which time it will increase to approximately $290,000.

             The Company leased an automobile in November 1999 for 36 months at $711 per month expiring in November 2002.

             Total lease expense for the years ended December 31, 2001, 2000 and 1999 amounted to $263,609, $296,064 and $191,974, respectively.

             Future minimum lease commitments as of December 31, 2001 are as follows:

              Year ending December 31:

                 2002                               $  288,000
                 2003                                  290,000
                 2004                                  290,000
                 2005                                  290,000
                                                    ----------
                    Total                           $1,158,000
                                                    ==========

NOTE 9.  SEVERANCE AGREEMENTS

         On December 3, 2001, William Bregman, Bernard Friedland and Louis Silver resigned as officers and directors of the Company upon the term and conditions of separate severance agreements. The resignations were not due to any disagreement with the Company or any matter relating to the Company's operations, policies or practices.

         In connection with their resignation, the Company paid $150,000 to each of Messrs. Bregman and Friedland and $2,500 to Mr. Silver. In connection with the severance agreements, the Company obtained a loan in the amount of $200,000 from the Company's Chief Financial Officer, as evidenced by a demand promissory note dated December 14, 2001. The note was repaid in full on December 17, 2001.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 10. LITIGATION

         In June 2000, the Company filed an action and complaint in the Supreme Court of New York, Westchester County, against Commonwealth Pharmaceuticals, Ltd. ("Commonwealth"), Immune Modulation Maximum Corp. ("IMMC") and Charles E. Miller (collectively, the "Defendants") alleging a breach by Commonwealth of an exclusive distribution agreement between the Company and Commonwealth, misappropriation of trade secrets and confidential information, conversion and conspiracy to convert the Company's property interests in Reticulose(R). The agreement, which the Company alleges in its complaint is currently in force and effect, provides that: (i) all laboratory or clinical studies initiated by Commonwealth for which Reticulose(R) is provided for free must first be approved by the Company; (ii) the results of all studies, all research data and documentation and any research publications resulting from studies initiated by Commonwealth or any of its agents will belong to the Company and will be made use of at the Company's discretion; and (iii) such studies are only permitted as part of such agreement. In its complaint, the Company alleged that Defendant Miller filed and obtained a U.S. patent entitled "Composition Containing Peptides and Nucleic Acids and Methods of Making Same" (the "1996 Patent") based on a study conducted by a third party using Reticulose(R) obtained free of charge from the Company, and that such patent was assigned to Defendant IMMC, a company controlled by Defendant Miller, in violation of the exclusive distribution agreement.

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

         In August 2000, Commonwealth and IMMC filed a suit against the Company in the United States District Court for the Eastern District of Michigan which alleged that IMMC, and not the Company, was the owner of the exclusive/broad rights in Reticulose(R), and sought, among other things, (i) a declaratory judgment that Defendant IMMC was the exclusive owner of the broad/exclusive rights to Reticulose(R) and the subject patent; (ii) an injunction against the Company from further attempts to use, market or assert any claims of ownership over any broad/exclusive rights in Reticulose(R), or the use, publication or disclosure of information regarding Reticulose(R); (iii) return of such information to IMMC; (iv) that the Company assign any Reticulose(R)-related trademarks to IMMC; and (v) that the Company pay Plaintiffs of this case damages, profits, costs and attorneys' fees. The Company was served with the Complaint on August 8, 2000.

         In January 2001, the Company and Commonwealth, et al., agreed to dismiss the case in New York without prejudice. In July 2001, the Company filed a Motion for Summary Judgment seeking dismissal of the Defendants' claim of exclusive ownership of Reticulose(R) and grant of such exclusive ownership to the Company.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 10. LITIGATION (Continued)

         On November 8, 2001, the U.S. District Court for the Eastern District of Michigan dismissed with prejudice all of the claims of the Defendants. In connection with its dismissal order, the U.S. District Court further held that the Company is the exclusive owner of all Reticulose(R) technology. In connection with the Company's counterclaims against the Defendants, on March 20, 2002, the Company and the Defendants entered into a Settlement Agreement in settlement of the Company's claims against Defendants. The Settlement Agreement was entered as part of the final judgment of the District Court on March 25, 2002, and all remaining claims were dismissed. The Settlement Agreement provided, among other things, that:

          (i) the Defendants acknowledged that the Company is the sole and rightful owner of all rights, title and interests for the United States and throughout the world in and to the Reticulose(R) trademark and all Reticulose(R) technology;

          (ii) the Defendants sold, assigned and transferred, jointly and severally, to the Company, its successors and assigns, all their claims, rights, title and interests for the United States and throughout the world in and to Reticulose(R), the Reticulose(R) trademark, the Reticulose(R) technology, any modifications, improvements or derivations thereto, and all related patents, inventions, discoveries, currently pending patent applications and any patents, discoveries and inventions resulting therefrom or described therein, free and clear from any encumbrance whatsoever;

         (iii) the Company granted to IMMC a non-exclusive, non-transferable, royalty-free license to make, use and sell products coming within the scope of the patents transferred by the Defendants to the Company, but only to the extent such products are in the form of oral dietary supplements which were already being sold on IMMC's then current website;

          (iv) Defendants agreed to indemnify, hold harmless and reimburse the Company from and for any and all liabilities arising from the manufacture, distribution, marketing, sale or use of any of IMMC's products; and

          (v) the Defendants agreed not to advertise or publicize that there is any connection between any of Defendants' products and the Company, its predecessors or Reticulose(R), nor will it copy, distribute or publicize, orally or otherwise, any data obtained by or produced on behalf of the Company or any of its predecessors relating to Reticulose(R) or any other product of the Company as if the data were developed by or for Defendants or was derived from product of any of the Defendants, and such data shall be returned to the Company to the extent it is in the possession of the Defendants.

NOTE 11. STOCKHOLDERS' EQUITY

         During 2000, the Company issued 76,742,583 shares of common stock for an aggregate consideration of $16,564,500. The amounts were comprised of the issuance of 31,861,674 shares of common stock for cash of $9,806,000, issuance of 5,158,500 shares common stock

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 11. STOCKHOLDERS' EQUITY (Continued)

         pursuant to the exercise of options for $982,000, issuance of 1,186,593 shares of common stock pursuant to the exercise of warrants for $154,000, issuance of common stock upon conversion of debt of 38,435,816 shares for $5,576,000 and issuance of 100,000 shares of common stock in exchange for services for $46,500.

         During 2001, the Company issued 23,082,245 shares of common stock for an aggregate consideration of $5,895,491. The amounts were comprised of the issuance of 22,845,834 shares of common stock for cash of $5,765,000, issuance of 60,000 shares common stock pursuant to the exercise of options for $18,000, issuance of 76,411 shares of common stock pursuant to the cashless exercise of warrants for $77,491 and issuance of 100,000 shares of common stock in exchange for services for $35,000.

NOTE 12. INCOME TAXES

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 is an asset and liability approach for computing deferred income taxes.

         As of December 31, 2001 and 2000, the Company had net operating loss carryforwards for Federal income tax reporting purposes amounting to approximately $34,500,000 and $21,000,000, which expire in varying amounts to 2020.

         The Company presently has temporary differences between financial reporting and income tax reporting relating to the amortization of warrant costs, compensation expense for the extension of options, depreciation and patent costs.

         The components of the deferred tax asset as of December 31, 2001 and 2000 were as follows:

                                                                     2001            2000
                                                                -----------      ----------
               Benefit of net operating loss carryforwards      $11,730,000      $7,174,000
               Less valuation allowance                          11,730,000       7,174,000
                                                                -----------      ----------
               Net deferred tax asset                           $        --      $       --
                                                                ===========      ==========


         As of December 31, 2001 and 2000, sufficient uncertainty exists regarding the realizability of these operating loss carryforwards and, accordingly, a 100% valuation allowance has been established regarding these deferred tax assets.

         In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater than 50% of a corporation within a three year period will place an annual limitation on the corporation's ability to utilize its existing tax benefit carryforwards. The Company's utilization of its tax benefit carryforwards may be further restricted in the event of future changes

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 12. INCOME TAXES (Continued)

         in the ownership of the Company from the exercise of options and warrants or other future issuances of common stock.

NOTE 13. 401(K) PLAN

         In December 1999, the Company adopted a 401(K) plan that allows eligible employees to contribute up to 20% of their salary, subject to annual limits imposed by the Internal Revenue Service. The Company matches 50% of the first 6% of the employee contributions in our stock and may, at our discretion, make additional contributions based upon earnings. In March 2001, the Company funded the plan with approximately $24,000 to enable the plan to purchase shares of the Company's common stock on the open market in order to contribute the employer match for the year ended December 31, 2000. As of March 22, 2002, the Company has not funded its matching contribution of approximately $33,000 for the year ended December 31, 2001.