Form 10-Q
period 2002-03-31
ADVANCED VIRAL RESEARCH CORP
filed 2002-05-15
CIK 786623

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to ____________.

                        Commission File Number: 33-2262-A

                          ADVANCED VIRAL RESEARCH CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                            59-2646820
------------------------------                           ----------------------
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

Yes [X] No [ ]

     The number of shares outstanding of the issuer's common stock, par value $.00001 per share as of May 14, 2002 was 430,783,353.

                          ADVANCED VIRAL RESEARCH CORP.

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION (UNAUDITED).......................................................................3

   ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)....................................................................3

   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............34

   ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................44


PART II.  OTHER INFORMATION......................................................................................45

   ITEM 1.    LEGAL PROCEEDINGS..................................................................................45

   ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................................45

   ITEM 3.    DEFAULTS UPON SENIOR SECURITIES....................................................................46

   ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS..................................................46

   ITEM 5.    OTHER INFORMATION..................................................................................46

   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...................................................................46

   SIGNATURES....................................................................................................47

                    PART I. FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                      CONDENSED
                                                                                         FROM
                                                                                       AUDITED
                                                                                      FINANCIAL
                                                                                      STATEMENTS
                                                                    MARCH 31,        DECEMBER 31,
                                                                      2002               2001
                                                                -------------       -------------
                                                                 (UNAUDITED)
                                 ASSETS

Current Assets:
   Cash and cash equivalents                                    $     334,713       $   1,499,809
   Other current assets                                               115,785              63,162
                                                                -------------       -------------
         Total current assets                                         450,498           1,562,971

Property and Equipment                                              2,945,646           3,000,583

Other Assets                                                          935,928             885,237
                                                                -------------       -------------
         Total assets                                           $   4,332,072       $   5,448,791
                                                                =============       =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued liabilities                     $   1,763,691       $   1,843,706
   Current portion of capital lease obligation                        129,915              64,197
   Current portion of note payable                                     24,979              24,246
                                                                -------------       -------------
         Total current liabilities                                  1,918,585           1,932,149
                                                                -------------       -------------

Long-Term Liabilities:
   Capital lease obligation - non-current portion                      77,442              42,370
   Note payable - non-current portion                                  25,673              32,198
                                                                -------------       -------------
        Total long-term liabilities                                   103,115              74,568
                                                                -------------       -------------

Commitments, Contingencies and Subsequent Event                            --                  --

Stockholders' Equity:
   Common stock; 1,000,000,000 shares of $.00001 par value
      authorized, 413,296,862 and 403,296,863
      shares issued and outstanding                                     4,133               4,033
   Additional paid-in capital                                      49,166,041          47,666,141
   Deficit accumulated during the development stage               (43,668,978)        (40,795,470)
   Discount on warrants                                            (3,190,824)         (3,432,630)
                                                                -------------       -------------
         Total stockholders' equity                                 2,310,372           3,442,074
                                                                -------------       -------------
         Total liabilities and stockholders' equity             $   4,332,072       $   5,448,791
                                                                =============       =============


           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                             INCEPTION
                                                               THREE MONTHS ENDED           (FEBRUARY 20,
                                                                    MARCH 31,                 1984) TO
                                                          ------------------------------      MARCH 31,
                                                               2002             2001             2002
                                                          -------------    -------------    -------------
Revenues                                                  $          --    $       2,365    $     231,892
                                                          -------------    -------------    -------------
Costs and Expenses:
   Research and development                                   1,661,173        1,239,108       15,536,997
   General and administrative                                   728,295          883,830       16,797,478
   Compensation expense relating to
         modifications of option terms                               --          357,975        2,803,475
   Depreciation                                                 233,309          125,274        1,674,098
                                                          -------------    -------------    -------------
                                                              2,622,777        2,606,187       36,812,048
                                                          -------------    -------------    -------------
Loss from Operations                                         (2,622,777)      (2,603,822)     (36,580,156)
                                                          -------------    -------------    -------------
Other Income (Expense):
   Interest income                                                2,071           68,631          880,246
   Other income                                                      --               --          120,093
   Interest expense                                            (252,802)        (206,556)      (7,786,661)
   Severance expense - former directors                              --               --         (302,500)
                                                          -------------    -------------    -------------
                                                               (250,731)        (137,925)      (7,088,822)
                                                          -------------    -------------    -------------
Net Loss                                                  $  (2,873,508)   $  (2,741,747)   $ (43,668,978)
                                                          =============    =============    =============
Net Loss Per Share of Common
   Stock - Basic and Diluted                              $       (0.01)   $       (0.01)
                                                          =============    =============
Weighted Average Number of
   Common Shares Outstanding                                397,665,260      370,850,259
                                                          =============    =============

            See notes to consolidated condensed financial statements

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2002


                                                                            COMMON STOCK                              DEFICIT
                                                                    -------------------------------                 ACCUMULATED
                                                                    AMOUNT                             ADDITIONAL    DURING THE
                                                                      PER                               PAID-IN     DEVELOPMENT
                                                                     SHARE      SHARES      AMOUNT      CAPITAL       STAGE
                                                                    -------   -----------   -------    ---------    -----------
Balance, Inception (February 20, 1984) as Previously Reported                          --   $ 1,000    $      --    $  (1,000)

Adjustment for Pooling of Interests                                                    --    (1,000)       1,000           --
                                                                              -----------   -------    ---------    ---------

Balance, Inception, as Restated                                                        --        --        1,000       (1,000)

Net Loss, Period Ended December 31, 1984                                               --        --           --      (17,809)
                                                                              -----------   -------    ---------    ---------

Balance, December 31, 1984                                                             --        --        1,000      (18,809)

Issuance of Common Stock for Cash                                      $.00   113,846,154     1,138          170           --
Net Loss, Year Ended December 31, 1985                                                 --        --           --      (25,459)
                                                                              -----------   -------    ---------    ---------

Balance, December 31, 1985                                                    113,846,154     1,138        1,170      (44,268)

Issuance of Common Stock - Public Offering                              .01    40,000,000       400      399,600           --
Issuance of Underwriter's Warrants                                                     --        --          100           --
Expenses of Public Offering                                                            --        --     (117,923)          --
Issuance of Common Stock, Exercise of "A" Warrants                      .03       819,860         9       24,587           --
Net Loss, Year Ended December 31, 1986                                                 --        --           --     (159,674)
                                                                              -----------   -------    ---------    ---------
Balance, December 31, 1986                                                    154,666,014     1,547      307,534     (203,942)
                                                                              -----------   -------    ---------    ---------

            See notes to consolidated condensed financial statements

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2002


                                                                            COMMON STOCK                              DEFICIT
                                                                    -------------------------------                 ACCUMULATED
                                                                    AMOUNT                             ADDITIONAL    DURING THE
                                                                      PER                               PAID-IN     DEVELOPMENT
                                                                     SHARE      SHARES      AMOUNT      CAPITAL       STAGE
                                                                    -------   -----------   -------    ---------    -----------

Balance, December 31, 1986                                                    154,666,014   $1,547   $   307,534    $  (203,942)

Issuance of Common Stock, Exercise of "A" Warrants                     $.03    38,622,618      386     1,158,321             --
Expenses of Stock Issuance                                                             --       --       (11,357)            --
Acquisition of Subsidiary for Cash                                                     --       --       (46,000)            --
Cancellation of Debt Due to Stockholders                                               --       --        86,565             --
Net Loss, Period Ended December 31, 1987                                               --       --            --       (258,663)
                                                                              -----------   ------   -----------    -----------
Balance, December 31, 1987                                                    193,288,632    1,933     1,495,063       (462,605)

Net Loss, Year Ended December 31, 1988                                                 --       --            --       (199,690)
                                                                              -----------   ------   -----------    -----------

Balance, December 31, 1988                                                    193,288,632    1,933     1,495,063       (662,295)

Net Loss, Year Ended December 31, 1989                                                 --       --            --       (270,753)
                                                                              -----------   ------   -----------    -----------
Balance, December 31, 1989                                                    193,288,632    1,933     1,495,063       (933,048)

Issuance of Common Stock, Expiration of Redemption
  Offer on "B" Warrants                                                 .05     6,729,850       67       336,475             --
Issuance of Common Stock, Exercise of "B" Warrants                      .05       268,500        3        13,422             --
Issuance of Common Stock, Exercise of "C" Warrants                      .08        12,900       --         1,032             --
Net Loss, Year Ended December 31, 1990                                                 --       --            --       (267,867)
                                                                              -----------   ------   -----------    -----------
Balance, December 31, 1990                                                    200,299,882    2,003     1,845,992     (1,200,915)
                                                                              -----------   ------   -----------    -----------

            See notes to consolidated condensed financial statements

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2002


                                                                            COMMON STOCK                              DEFICIT
                                                                    -------------------------------                 ACCUMULATED
                                                                    AMOUNT                             ADDITIONAL    DURING THE
                                                                      PER                               PAID-IN     DEVELOPMENT
                                                                     SHARE      SHARES      AMOUNT      CAPITAL       STAGE
                                                                    -------   -----------   -------    ---------    -----------

Balance, December 31, 1990                                                   200,299,882   $2,003   $1,845,992   $(1,200,915)

Issuance of Common Stock, Exercise of "B" Warrants                  $  .05        11,400       --          420            --
Issuance of Common Stock, Exercise of "C" Warrants                     .08         2,500       --          200            --
Issuance of Common Stock, Exercise of Underwriters Warrants            .012    3,760,000       38       45,083            --
Net Loss, Year Ended December 31, 1991                                                --       --           --      (249,871)
                                                                             -----------   ------   ----------   -----------
Balance, December 31, 1991                                                   204,073,782    2,041    1,891,695    (1,450,786)

Issuance of Common Stock, for Testing                                  .0405  10,000,000      100      404,900            --
Issuance of Common Stock, for Consulting Services                      .055      500,000        5       27,495            --
Issuance of Common Stock, Exercise of "B" Warrants                     .05     7,458,989       75      372,875            --
Issuance of Common Stock, Exercise of "C" Warrants                     .08     5,244,220       52      419,487            --
Expenses of Stock Issuance                                                                              (7,792)
Net Loss, Year Ended December 31, 1992                                                --       --           --      (839,981)
                                                                             -----------   ------   ----------   -----------
 Balance, December 31, 1992                                                   227,276,991    2,273   3,108,660    (2,290,767)

Issuance of Common Stock, for Consulting Services                      .055      500,000        5       27,495            --
Issuance of Common Stock, for Consulting Services                      .03     3,500,000       35      104,965            --
Issuance of Common Stock, for Testing                                  .035    5,000,000       50      174,950            --
Net Loss, Year Ended December 31, 1993                                                --       --           --      (563,309)
                                                                             -----------   ------   ----------   -----------
Balance, December 31, 1993                                                   236,276,991    2,363    3,416,070    (2,854,076)
                                                                             -----------   ------   ----------   -----------

            See notes to consolidated condensed financial statements

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2002


                                                           COMMON STOCK                                    DEFICIT
                                                  ----------------------------                           ACCUMULATED
                                                  AMOUNT                        ADDITIONAL                DURING THE   DEFERRED
                                                   PER                            PAID-IN   SUBSCRIPTION  DEVELOPMENT COMPENSATION
                                                  SHARE      SHARES      AMOUNT    CAPITAL   RECEIVABLE     STAGE        COST
                                                 -------   -----------   ------   ---------- -----------  ----------- -------------

Balance, December 31, 1993                                 236,276,991   $2,363   $3,416,070    $  --     $(2,854,076)  $  --

Issuance of Common Stock, for Consulting Services   $ .05    4,750,000       47      237,453       --              --      --
Issuance of Common Stock, Exercise of Options         .08      400,000        4       31,996       --              --      --
Issuance of Common Stock, Exercise of Options         .10      190,000        2       18,998       --              --      --
Net Loss, Year Ended December 31, 1994                              --       --           --       --        (440,837)     --
                                                           -----------   ------   ----------    -----     -----------   -----

Balance, December 31, 1994                                 241,616,991    2,416    3,704,517       --      (3,294,913)     --
                                                                                                                        -----
Issuance of Common Stock, Exercise of Options         .05    3,333,333       33      166,633       --              --      --
Issuance of Common Stock, Exercise of Options         .08    2,092,850       21      167,407       --              --      --
Issuance of Common Stock, Exercise of Options         .10    2,688,600       27      268,833       --              --      --
Issuance of Common Stock, for Consulting Services     .11    1,150,000       12      126,488       --              --      --
Issuance of Common Stock, for Consulting Services     .14      300,000        3       41,997       --              --      --
Net Loss, Year Ended December 31, 1995                              --       --           --       --        (401,884)     --
                                                           -----------   ------   ----------    -----     -----------   -----
Balance, December 31, 1995                                 251,181,774    2,512    4,475,875       --      (3,696,797)     --
                                                           -----------   ------   ----------    -----     -----------   -----

            See notes to consolidated condensed financial statements

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2002



                                                           COMMON STOCK                                    DEFICIT
                                                  ----------------------------                           ACCUMULATED
                                                  AMOUNT                        ADDITIONAL                DURING THE   DEFERRED
                                                   PER                            PAID-IN   SUBSCRIPTION  DEVELOPMENT COMPENSATION
                                                  SHARE      SHARES      AMOUNT    CAPITAL   RECEIVABLE     STAGE        COST
                                                 -------   -----------   ------   ---------- -----------  ----------- -------------


Balance, December 31, 1995                                251,181,774   $2,512   $4,475,875   $     --    $(3,696,797)   $      --

Issuance of Common Stock, Exercise of Options     $  .05    3,333,334       33      166,634         --             --           --
Issuance of Common Stock, Exercise of Options        .08    1,158,850       12       92,696         --             --           --
Issuance of Common Stock, Exercise of Options        .10    7,163,600       72      716,288         --             --           --
Issuance of Common Stock, Exercise of Options        .11      170,000        2       18,698         --             --           --
Issuance of Common Stock, Exercise of Options        .12    1,300,000       13      155,987         --             --           --
Issuance of Common Stock, Exercise of Options        .18    1,400,000       14      251,986         --             --           --
Issuance of Common Stock, Exercise of Options        .19      500,000        5       94,995         --             --           --
Issuance of Common Stock, Exercise of Options        .20      473,500        5       94,695         --             --           --
Issuance of Common Stock, for Services Rendered      .50      350,000        3      174,997         --             --           --
Options Granted                                                    --       --      760,500         --             --     (473,159)
Subscription Receivable                                            --       --           --    (19,000)            --           --
Net Loss, Year Ended December 31, 1996                             --       --           --         --     (1,154,740)          --
                                                          -----------   ------   ----------   --------    -----------    ---------
Balance, December 31, 1996                                267,031,058    2,671    7,003,351    (19,000)    (4,851,537)    (473,159)
                                                          -----------   ------   ----------   --------    -----------    ---------

            See notes to consolidated condensed financial statements

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2002



                                                           COMMON STOCK                                    DEFICIT
                                                  ----------------------------                           ACCUMULATED
                                                  AMOUNT                        ADDITIONAL                DURING THE   DEFERRED
                                                   PER                            PAID-IN   SUBSCRIPTION  DEVELOPMENT COMPENSATION
                                                  SHARE      SHARES      AMOUNT    CAPITAL   RECEIVABLE     STAGE        COST
                                                 -------   -----------   ------   ---------- -----------  ----------- -------------
Balance, December 31, 1996                              267,031,058   $2,671   $ 7,003,351   $(19,000)   $(4,851,537)   $(473,159)

Issuance of Common Stock, Exercise of Options      $.08   3,333,333       33       247,633         --             --           --
Issuance of Common Stock, Conversion of Debt        .20   1,648,352       16       329,984         --             --           --
Issuance of Common Stock, Conversion of Debt        .15     894,526        9       133,991         --             --           --
Issuance of Common Stock, Conversion of Debt        .12   2,323,580       23       269,977         --             --           --
Issuance of Common Stock, Conversion of Debt        .15   1,809,524       18       265,982         --             --           --
Issuance of Common Stock, Conversion of Debt        .16     772,201        8       119,992         --             --           --
Issuance of Common Stock, for Services Rendered     .41      50,000       --        20,500         --             --           --
Issuance of Common Stock, for Services Rendered     .24     100,000        1        23,999         --             --           --
Beneficial Conversion Feature, February Debenture                --       --       413,793         --             --           --
Beneficial Conversion Feature, October Debenture                 --       --     1,350,000         --             --           --
Warrant Costs, February Debenture                                --       --        37,242         --             --           --
Warrant Costs, October Debenture                                 --       --       291,555         --             --           --
Amortization of Deferred Compensation Cost                       --       --            --         --             --      399,322
Imputed Interest on Convertible Debenture                        --       --         4,768         --             --           --
Net Loss, Year Ended December 31, 1997                           --       --            --         --     (4,141,729)          --
                                                        -----------   ------   -----------   --------    -----------    ---------
Balance, December 31, 1997                              277,962,574    2,779    10,512,767    (19,000)    (8,993,266)     (73,837)
                                                        -----------   ------   -----------   --------    -----------    ---------

            See notes to consolidated condensed financial statements

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2002



                                                           COMMON STOCK                                    DEFICIT
                                                  ----------------------------                           ACCUMULATED
                                                  AMOUNT                        ADDITIONAL                DURING THE   DEFERRED
                                                   PER                            PAID-IN   SUBSCRIPTION  DEVELOPMENT COMPENSATION
                                                  SHARE      SHARES      AMOUNT    CAPITAL   RECEIVABLE     STAGE        COST
                                                 -------   -----------   ------   ---------- -----------  ----------- -------------

Balance, December 31, 1997                                277,962,574   $2,779   $10,512,767  $(19,000)  $ (8,993,266) $ (73,837)

Issuance of Common Stock, Exercise of Options     $ .12       295,000        3        35,397        --             --         --
Issuance of Common Stock, Exercise of Options       .14       500,000        5        69,995        --             --         --
Issuance of Common Stock, Exercise of Options       .16       450,000        5        71,995        --             --         --
Issuance of Common Stock, Exercise of Options       .20        10,000       --         2,000        --             --         --
Issuance of Common Stock, Exercise of Options       .26       300,000        3        77,997        --             --         --
Issuance of Common Stock, Conversion of Debt        .13     1,017,011       10       132,990        --             --         --
Issuance of Common Stock, Conversion of Debt        .14     2,512,887       25       341,225        --             --         --
Issuance of Common Stock, Conversion of Debt        .15     5,114,218       51       749,949        --             --         --
Issuance of Common Stock, Conversion of Debt        .18     1,491,485       15       274,985        --             --         --
Issuance of Common Stock, Conversion of Debt        .19     3,299,979       33       619,967        --             --         --
Issuance of Common Stock, Conversion of Debt        .22     1,498,884       15       335,735        --             --         --
Issuance of Common Stock, Conversion of Debt        .23     1,870,869       19       424,981        --             --         --
Issuance of Common Stock, for Services Rendered     .21       100,000        1        20,999        --             --         --
Beneficial Conversion Feature, November Debenture                                    625,000
Warrant Costs, November Debenture                                                     48,094
Amortization of Deferred Compensation Cost                         --       --            --        --             --     59,068
Write Off of Subscription Receivable                               --       --       (19,000)   19,000             --         --
Net Loss, Year Ended December 31, 1998                             --       --            --        --     (4,557,710)        --
                                                          -----------   ------   -----------  --------   ------------  ---------
Balance, December 31, 1998                                296,422,907    2,964    14,325,076        --    (13,550,976)   (14,769)
                                                          -----------   ------   -----------  --------   ------------  ---------

            See notes to consolidated condensed financial statements

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2002




                                                           COMMON STOCK                                    DEFICIT
                                                  ----------------------------                           ACCUMULATED
                                                  AMOUNT                        ADDITIONAL                DURING THE   DEFERRED
                                                   PER                            PAID-IN   SUBSCRIPTION  DEVELOPMENT COMPENSATION
                                                  SHARE      SHARES      AMOUNT    CAPITAL   RECEIVABLE     STAGE        COST
                                                 -------   -----------   ------   ---------- -----------  ----------- -------------


Balance, December 31, 1998                              296,422,907   $2,964   $14,325,076   $(13,550,976)   $(14,769)   $      --

Issuance of Common Stock, Securities

  Purchase Agreement                             $.16     4,917,276       49       802,451             --          --           --
Issuance of Common Stock, Securities
  Purchase Agreement                              .27     1,851,852       18       499,982             --          --           --
Issuance of Common Stock, for Services
  Rendered                                        .22       100,000        1        21,999             --          --           --
Issuance of Common Stock, for Services
  Rendered                                        .25       180,000        2        44,998             --          --           --
Beneficial Conversion Feature, August
  Debenture                                                      --       --       687,500             --          --           --
Beneficial Conversion Feature, December
  Debenture                                                      --       --       357,143             --          --           --
Warrant Costs, Securities Purchase
  Agreement                                                      --       --       494,138             --          --     (494,138)
Warrant Costs, Securities Purchase
  Agreement                                                      --       --        37,025             --          --      (37,025)
Warrant Costs, August Debenture                                  --       --        52,592             --          --           --
Warrant Costs, December Debenture                                --       --         4,285             --          --           --
Amortization of Warrant Costs, Securities
  Purchase Agreement                                             --       --            --             --          --      102,674
Amortization of Deferred Compensation Cost                       --       --            --             --      14,769           --
Compensation Expense Related to Modification
  of Existing Options                                            --       --       210,144             --          --           --
Net Loss, Year Ended December 31, 1999                           --       --            --     (6,174,262)         --           --
                                                        -----------   ------   -----------   ------------    --------    ---------
Balance, December 31, 1999                              303,472,035    3,034    17,537,333    (19,725,238)         --     (428,489)
                                                        -----------   ------   -----------   ------------    --------    ---------

            See notes to consolidated condensed financial statements

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2002


                                                           COMMON STOCK                        DEFICIT
                                                  ----------------------------               ACCUMULATED
                                                  AMOUNT                        ADDITIONAL    DURING THE   DEFERRED      DISCOUNT
                                                   PER                            PAID-IN     DEVELOPMENT COMPENSATION      ON
                                                  SHARE      SHARES      AMOUNT    CAPITAL      STAGE        COST        WARRANTS
                                                 -------   -----------   ------   ----------  ----------- ------------- -----------


Balance, December 31, 1999                                303,472,035  $3,034   $ 17,537,333  $(19,725,238)  $   --   $  (428,489)

Issuance of Common Stock, Exercise of Options    0.1400       600,000       6         83,994            --       --            --
Issuance of Common Stock, Exercise of Options    0.1500     1,600,000      16        239,984            --       --            --
Issuance of Common Stock, Exercise of Options    0.1600       650,000       7        103,994            --       --            --
Issuance of Common Stock, Exercise of Options    0.1700       100,000       1         16,999            --       --            --
Issuance of Common Stock, Exercise of Options    0.2100       792,500       8        166,417            --       --            --
Issuance of Common Stock, Exercise of Options    0.2500     1,000,000      10        246,090            --       --            --
Issuance of Common Stock, Exercise of Options    0.2700       281,000       3         75,867            --       --            --
Issuance of Common Stock, Exercise of Options    0.3600       135,000       1         48,599            --       --            --
Issuance of Common Stock, Exercise of Warrants   0.2040       220,589       2         44,998            --       --            --
Issuance of Common Stock, Exercise of Warrants   0.2448       220,589       2         53,998            --       --            --
Issuance of Common Stock, Exercise of Warrants   0.2750        90,909       1         24,999            --       --            --
Issuance of Common Stock, Exercise of Warrants   0.3300        90,909       1         29,999            --       --            --
Issuance of Common Stock, Conversion of Debt     0.1400    35,072,571     351      4,907,146            --       --            --
Issuance of Common Stock, Conversion of Debt     0.1900     1,431,785      14        275,535            --       --            --
Issuance of Common Stock, Conversion of Debt     0.2000     1,887,500      19        377,481            --       --            --
Issuance of Common Stock, Conversion of Debt     0.3600        43,960      --         15,667            --       --            --
Issuance of Common Stock, Cashless Exercise
  of Warrants                                                 563,597       6        326,153            --       --            --
Issuance of Common Stock, Services Rendered      0.4650       100,000       1         46,499            --       --            --
Private Placement of Common Stock                0.2200    13,636,357     136      2,999,864            --       --            --
Private Placement of Common Stock                0.3024     4,960,317      50      1,499,950            --       --            --
Private Placement of Common Stock                0.4000    13,265,000     133      5,305,867            --       --            --
Cashless Exercise of Warrants                                      --      --       (326,159)           --       --            --
Beneficial Conversion Feature, January
  Debenture                                                        --      --        386,909            --       --            --
Warrant Costs, Consulting Agreement                                --      --        200,249            --       --            --
Warrant Costs, January Debenture                                   --      --         13,600            --       --            --
Warrant Costs, Private Placement                                   --      --      3,346,414            --       --    (3,346,414)
Recovery of Subscription Receivable
  Previously Written Off                                           --      --         19,000            --       --            --
Amortization of Warrant Costs, Securities
  Purchase Agreements                                              --      --             --            --       --       544,163
Compensation Expense Related to Modification
  of Existing Options                                              --      --      1,901,927            --       --            --
Net Loss                                                           --      --             --    (9,354,664)      --            --
                                                          -----------  ------   ------------  ------------   ------   -----------
Balance, December 31, 2000                                380,214,618   3,802     39,969,373   (29,079,902)      --    (3,230,740)
                                                          -----------  ------   ------------  ------------   ------   -----------

            See notes to consolidated condensed financial statements

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2002



                                                            COMMON STOCK                                DEFICIT
                                                   -----------------------------                     ACCUMULATED
                                                   AMOUNT                           ADDITIONAL       DURING THE       DISCOUNT
                                                    PER                               PAID-IN        DEVELOPMENT         ON
                                                   SHARE       SHARES     AMOUNT      CAPITAL           STAGE        WARRANTS
                                                   -----       ------     ------      -------       -------------   ------------
Balance,  December 31, 2000                                 380,214,618   $ 3,802   $ 39,969,373    $(29,079,902)   $(3,230,740)

Issuance of Common Stock, Exercise of Options     $0.2700        40,000         1         10,799              --             --
Issuance of Common Stock, Exercise of Options      0.3600        20,000         1          7,199              --             --
Issuance of Common Stock, Cashless
  Exercise of Warrants                                           76,411         1         77,491              --             --
Issuance of Common Stock, for Services Rendered    0.3500       100,000         1         34,999              --             --
Sale of Common Stock, for Cash                     0.1500     6,666,667        66        999,933
Sale of Common Stock, for Cash                     0.3000     2,000,000        20        599,980              --             --
Sale of Common Stock, for Cash                     0.3200     3,125,000        31        999,969              --             --
Sale of Common Stock, for Cash                     0.4000     1,387,500        14        554,986              --             --
Sale of Common Stock, for Cash                     0.2700     9,666,667        96      2,609,904
Cashless Exercise of Warrants                                        --        --        (77,491)             --             --
Warrant Costs, Private Placement                                     --        --        168,442              --       (168,442)
Warrant Costs, Private Equity Line of Credit                         --        --      1,019,153              --     (1,019,153)
Amortization of Warrant Costs, Securities
  Purchase Agreements                                                --        --             --              --        985,705
Credit Arising from Modification of Option Terms                     --        --        691,404              --             --
Net Loss, Year Ended December 31, 2001                               --        --             --     (11,715,568)            --
                                                            -----------   -------   ------------    ------------    -----------
Balance, December 31, 2001                                  403,296,863     4,033     47,666,141     (40,795,470)    (3,432,630)
                                                            -----------   -------   ------------    ------------    -----------


            See notes to consolidated condensed financial statements

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2002



                                                            COMMON STOCK                                DEFICIT
                                                   -----------------------------                     ACCUMULATED
                                                   AMOUNT                           ADDITIONAL       DURING THE       DISCOUNT
                                                    PER                               PAID-IN        DEVELOPMENT         ON
                                                   SHARE       SHARES     AMOUNT      CAPITAL           STAGE        WARRANTS
                                                   -----       ------     ------      -------       -------------   ------------

Balance,  December 31, 2001                            0    403,296,863   $4,033   $47,666,141      $(40,795,470)   $(3,432,630)

Sale of Common Stock, for Cash                    0.1500      9,999,999      100     1,499,900
Amortization of Warrant Costs, Securities
  Purchase Agreements                                  0             --       --            --                --        241,806
Net Loss, Three Month Period Ended
  March 31, 2002                                       0             --       --            --        (2,873,508)            --
                                                            -----------   ------   -----------      ------------    -----------

Balance, March 31, 2002                                0    413,296,862   $4,133   $49,166,041      $(43,668,978)   $(3,190,824)
                                                            ===========   ======   ===========      ============    ===========

            See notes to consolidated condensed financial statements

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     INCEPTION       INCEPTION
                                                                         THREE MONTHS ENDED        (FEBRUARY 20,   (FEBRUARY 20,
                                                                              MARCH 31,               1984) TO        1984) TO
                                                                      -------------------------       MARCH 31,     DECEMBER 31,
                                                                          2002           2001            2002            2001
                                                                      -----------    -----------    ------------    ------------
Cash Flows from Operating Activities:
   Net loss                                                           $(2,873,508)   $(2,741,747)   $(43,668,978)   $(40,795,470)
                                                                      -----------    -----------    ------------    ------------
   Adjustments to reconcile net loss to net cash
     used by operating activities:
         Depreciation                                                     233,309        125,274       1,674,098       1,440,789
         Amortization of debt issue costs                                   4,185          2,788         798,744         794,559
         Amortization of deferred interest cost on beneficial
            conversion feature of convertible debenture                        --             --       3,818,663       3,818,663
         Amortization of discount on warrants                             241,807        219,565       2,277,205       2,035,398
         Amortization of discount on warrants - consulting services            --             --         230,249         230,249
         Amortization of deferred compensation cost                            --             --         760,500         760,500
         Issuance of common stock for debenture interest                       --             --          76,212          76,212
         Issuance of common stock for services                                 --             --       1,586,000       1,586,000
         Compensation related to modification of option terms                  --        357,975       2,803,475       2,803,475
         Changes in operating assets and liabilities:
            Increase in other current assets                              (41,748)       (81,637)       (134,904)        (93,156)
            Increase in other assets                                      (54,876)       (17,361)     (1,603,103)     (1,548,227)
            Increase (decrease) in accounts payable and
               accrued liabilities                                        (80,015)       268,846       1,769,891       1,849,906
                                                                      -----------    -----------    ------------    ------------
                  Total adjustments                                       302,662        875,450      14,057,030      13,754,368
                                                                      -----------    -----------    ------------    ------------
                  Net cash used by operating activities                (2,570,846)    (1,866,297)    (29,611,948)    (27,041,102)
                                                                      -----------    -----------    ------------    ------------
Cash Flows from Investing Activities:
   Purchase of investments                                                     --             --      (6,292,979)     (6,292,979)
   Proceeds from sale of investments                                           --             --       6,292,979       6,292,979
   Acquisition of property and equipment                                  (42,835)      (235,588)     (4,098,504)     (4,055,669)
                                                                      -----------    -----------    ------------    ------------
                  Net cash used by investing activities                   (42,835)      (235,588)     (4,098,504)     (4,055,669)
                                                                      -----------    -----------    ------------    ------------
Cash Flows from Financing Activities:
   Proceeds from issuance of convertible debt                                  --             --       9,500,000       9,500,000
   Proceeds from sale of securities, net of issuance costs              1,500,000         65,000      24,800,058      23,300,058
   Payments under capital lease                                           (45,622)       (14,184)       (213,224)       (167,602)
   Payments on note payable                                                (5,793)        (5,140)        (60,669)        (54,876)
   Recovery of subscription receivable written off                             --             --          19,000          19,000
                                                                      -----------    -----------    ------------    ------------
                  Net cash provided by financing activities             1,448,585         45,676      34,045,165      32,596,580
                                                                      -----------    -----------    ------------    ------------

Net Increase (Decrease) in Cash and Cash Equivalents                   (1,165,096)    (2,056,209)        334,713       1,499,809

Cash and Cash Equivalents, Beginning                                    1,499,809      5,962,633              --              --
                                                                      -----------    -----------    ------------    ------------
Cash and Cash Equivalents, Ending                                     $   334,713    $ 3,906,424    $    334,713    $  1,499,809
                                                                      ===========    ===========    ============    ============

Supplemental Schedule of Non-Cash Investing and Financing Activities:
   A capital lease obligation of approximately $140,000 was incurred in 2002 when the Company entered into a lease for new equipment.


            See notes to consolidated condensed financial statements

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements at March 31, 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2002 and results of operations for the three months ended March 31, 2002 and 2001 and cash flows for the three months ended March 31, 2002 and 2001. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2.  COMMITMENTS AND CONTINGENCIES

         Liquidity

             The Company has suffered accumulated net losses of approximately $44,000,000 during its history. The Company is dependent upon registration of Product R for sale before it can begin commercial operations. As used in this report, the term Product R refers to the current formulation as well as the former formulation, which is known by the trade name Reticulose(R). The Company's cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials required by the FDA. Unless and until Product R is approved for sale in the United States or another industrially developed country, the Company will be dependent upon the continued sale of its securities, debt or equity financing for funds to meet its cash requirements.

             In February 2001, the Company entered into a private equity line of credit agreement to sell up to $50,000,000 of common stock, which it anticipates drawing upon during 2002 (see Note 4 - Private Equity Line of Credit). The Company received cash proceeds of $2,610,000 from various stock purchase agreements in December 2001. During the first quarter of 2002, the Company entered into stock purchase agreements dated February 7, 2002, February 21, 2002 and March 22, 2002 resulting in cash proceeds of $1,500,000 and during April 2002, the Company entered into stock purchase agreements resulting in cash proceeds of $1,939,000.

             Management believes that cash flows from sales of securities and from current financing arrangements will be sufficient to fund operations for the next year. Management intends to continue to sell the Company's securities in an attempt to meet its cash flow requirements; however, no assurance can be given that equity or debt financing, if and when required, will be available. There can be no assurance that the Company can maintain operations at its current levels and therefore may need to reduce certain operating costs.

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

             In June 1994, DCT SRL and the Company entered into an exclusive distribution agreement whereby the Company granted to DCT, subject to certain conditions, the exclusive right to market and sell Product R in Argentina, Bolivia, Paraguay, Uruguay, Brazil, and Chile.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         TESTING AGREEMENTS (Continued)

         Argentine Agreements (Continued)

             The Company is currently not advancing any funds in connection with the Argentine Agreement. The Company may not receive regulatory approval and therefore generate sales in Argentina in the near future.

         Israel Studies

             In January 2001, the Company entered into a 12 month agreement with the Weizmann Institute of Science, and Yeda, its developmental arm in Israel, to conduct research on the effects of Product R on the immune system, especially on T lymphocytes. In addition, scientists will explore the effects of Product R in animal models. The total cost to the Company of this research is expected to be $118,000. As of March 31, 2002, the Company advanced $118,000 for such research, which has been accounted for as research and development expense. The Company is in negotiations to extend the agreement with the Weizmann Institute of Science and Yeda.

             In April 2001, the Company formalized a 12 month agreement with Selikoff Center in Israel to develop clinical trials in Israel using Product R. It is anticipated that these trials will support future FDA applications. The cost of the first phase of this research is expected to be $242,000. As of March 31, 2002, the Company advanced $155,000 for such research, which has been accounted for as research and development expense. The Company is in negotiations to extend the agreement with Selikoff Center.

         CONSULTING AND EMPLOYMENT AGREEMENTS

         Hirschman Agreement

             In May 1995, the Company entered into a consulting agreement with Shalom Hirschman, M.D., Professor of Medicine of Mt. Sinai School of Medicine, New York, New York and Director of Mt. Sinai's Division of Infectious Diseases, whereby Dr. Hirschman was to provide consulting services to the Company through May 1997. The consulting services included the development and location of pharmacological and biotechnology companies and assisting the Company in seeking joint ventures with and financing of companies in such industries. In connection with the consulting agreement, the Company issued to Dr. Hirschman 1,000,000 shares of the Company's common stock and the option to acquire 5,000,000 shares of the Company's common stock for a period of three years as per the vesting schedule as referred to in the agreement, at a purchase price of $0.18 per share. As of March 31, 2002, 900,000 shares have been issued upon exercise of these options for cash consideration of $162,000 under this Agreement.

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

             As of March 31, 2002, 976,000 shares of common stock were issued pursuant to the exercise of stock options by Richard Rubin. Mr. Rubin has, from time to time in the past, advised the Company on matters unrelated to his consultation with Dr. Hirschman.

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

             In May 2000, the Company and Dr. Hirschman entered into a second amended and restated employment agreement (the "Agreement") which supersedes in its entirety the July 1998 Employment Agreement. Pursuant to this Agreement, Dr. Hirschman was employed to serve as Chief Executive Officer and President of the Company until December 31, 2002. The Agreement further provides that Bernard Friedland and William Bregman will vote all shares owned or voted by them in favor of Dr. Hirschman as a member of the Board of Directors of the Company. The Agreement provides for Dr. Hirschman to receive an annual base salary of $361,000 (effective January 1, 2000), use of an automobile, major medical, disability, dental and term life insurance benefits for the term of his employment and for the payment of $100,000 to Dr. Hirschman on the earlier to occur of (i) the date an IND number is obtained from and approved by the FDA so that human research may be conducted using Product R; or (ii) the execution of an agreement relating to co-marketing pursuant to which one or more third parties commit to make payments to us of at least $15 million. On September 4, 2001, the Company received an IND number from the FDA. Therefore, of the $100,000 described above, $25,000 was paid as of December 31, 2001 with an additional $25,000 paid through March 31, 2002.

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

         Other Employees

             On January 3 and December 29, 2000, the Company issued to certain other employees stock options to acquire an aggregate of 430,000 and 716,000 shares of common stock at an exercise price of $0.21 and $0.328 per share, respectively. These options expire on January 2, 2010 and December 28, 2010, respectively, and vest in 20% increments at the end of each year for five years. No further options have been issued to employees by the Company in the first quarter of 2002.

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

                                               As Reported for the Three Months        Pro forma           As
                                                     Ended March 31. 2002              Adjustment       Adjusted
                                               --------------------------------        ----------       --------
              Net loss                                   $(2,873,508)                  $(564,188)      $(3,437696)
              Net loss per share                           $(0.01)                      $(0.00)          $(0.01)


                                               As Reported for the Three Months        Pro forma           As
                                                     Ended March 31, 2001              Adjustment       Adjusted
                                               --------------------------------        ----------       --------
              Net loss                                   $(2,741,747)                  $(604,246)      $(3,345,993
              Net loss per share                           $(0.01)                      $(0.00)          $(0.01)

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

             modification of the option terms, the fair value of these options was estimated to be $55,023 ($0.2751 per option share) based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 50%; risk free interest rate of 6%. This amount has been charged to compensation expense related to modification of existing option terms during the year ended December 31, 2000. Effective December 31, 2000, these options were extended to December 31, 2001 at an exercise price of $0.19 per share. As a result of the modification of the option terms, the fair value of these options was estimated to be $17,311 ($0.1731 per option share) based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; risk free interest rate of 6%. This amount has been charged to compensation expense related to modification of existing option terms during the year ended December 31, 2000. As of March 31, 2002, 2,900,000 of the September 1992 Cohen Options have been exercised for cash consideration of $403,000.

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

             In July 1994, in consideration for services related to the introduction, negotiation and execution of a distribution agreement, the Company issued: (i) to Mr. Cohen, an additional 2,500,000 shares (the "April 1994 Cohen Shares") and (ii) to each of Elliot Bauer and Lee Rizzuto, 625,000 shares (the "Bauer and Rizzuto Shares") as well as options to acquire an additional 5,000,000 shares each at $0.10 per share exercisable through May 1, 1996 (the "Bauer and Rizzuto Options"). Pursuant to several amendments, the remaining Bauer options were exercisable through June 30, 2000 at an option price of $0.14. The fair value of these options was estimated to be $116,101 ($0.0541 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following Through June 30, 2001, 2,855,000 shares were issued pursuant to the exercise of the Bauer and Rizzuto Options for an aggregate exercise price of $285,500. Mr. Rizzuto sold all of his shares and all shares underlying his options. Pursuant to several amendments, the remaining Bauer options were exercisable through June 30, 2000 at an option price of $0.14. The fair value of these options was estimated to be $116,101 ($0.0541 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; risk free interest rate of 6%. This amount was charged to compensation expense at December 31, 1999 as it related to services

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         Cohen Agreements (Continued)

             previously provided. Effective July 1, 2000, these options were extended to December 31, 2000 at an exercise price of $0.16 per share. As a result of the modification of the option terms, the fair value of these options was estimated to be $953,885 ($0.2848 per option share) based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 50%; risk free interest rate of 6%. This amount was charged to expense related to modification of existing option terms during the year ended December 31, 2000. Effective December 31, 2000, these options were extended to December 31, 2001 at an exercise price of $0.18 per share. As a result of the modification of the option terms, the fair value of these options was estimated to be $600,419 ($0.1793 per option share) based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; risk free interest rate of 6%. This amount has been charged to compensation expense related to modification of existing option terms during the year ended December 31, 2000. Effective December 31, 2001, these options were further extended to June 30, 2002 at an exercise price of $0.19. As a result of this modification of the option terms, the fair value of the options was estimated to be $318,359 based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; risk free interest rate of 5%. This amount was charged to compensation expense related to the modification of existing option terms during the year ended December 31, 2001. Through March 31, 2002, 6,650,500 shares were issued pursuant to the exercise of the Bauer and Rizzuto Options for an aggregate exercise price of $696,050.

         GloboMax Agreement

             On January 18, 1999, the Company entered into a consulting agreement with GloboMax, LLC to provide services at hourly rates established by the contract to the Company's Investigational New Drug application submission and to perform all work that is necessary to obtain FDA approval. In addition, GloboMax and its subcontractors are assisting the Company in conducting Phase 1 and planned Phase 2 clinical trials for Product R. The contract was extended by mutual consent of both parties. The Company has paid approximately $5,029,000 for services rendered and reimbursement of expenses by GloboMax and its subcontractors through March 31, 2002.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         Harbor View Agreement (Continued)

             In connection with this agreement, the Company issued warrants to purchase 1,750,000 shares at an exercise price of $0.21 per share and warrants to purchase 1,750,000 shares at an exercise price of $0.26 per share until February 28, 2005. The fair value of the warrants was estimated to be $200,249 ($0.057 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 90%; a risk free interest rate of 6% and an expected holding period of eleven months (the term of the consulting agreement). This amount was amortized to consulting expense during the year ended December 31, 2000.

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

         CAPITAL LEASE

         During the first quarter of 2002, the Company entered into a lease purchase agreement for equipment totaling $135,537 and a second year extended service contract totaling $10,875. After a 10% down payment to the manufacturer the lease calls for monthly payments of $5,903 for 24 months commencing in January 2002 and expiring in December 2003.

NOTE 3.  STATUS OF FDA FILINGS AND CLINICAL TRIALS

         On July 30, 2001, the Company submitted an Investigational New Drug
         (IND) application to the United States Food and Drug Administration
         (FDA) to begin Phase 1 clinical trials of Product R as a topical treatment for genital warts caused by human papilloma virus (HPV) infection. In September 2001, the FDA cleared the Company's IND application for Product R to begin Phase 1 clinical trials. The Company has commenced these clinical trials. The Phase 1 initial trials are placebo controlled, open label, dose escalation safety studies in healthy volunteers. These studies are being conducted in the United States under the supervision of GloboMax, LLC. On April 12, 2002, the Company successfully completed Phase 1 studies and has begun to recruit

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  STATUS OF FDA FILINGS AND CLINICAL TRIALS (Continued)

         clinical sites to perform Phase 2 clinical trials to investigate the efficacy and dosages of Product R in the topical treatment of genital warts. Phase 2 trials are pivotal clinical investigations designed to establish the efficacy and safety of Product R.

         The Company may not be able to raise the funds it currently needs to begin or complete the planned Phase 2 clinical trials. While the Company continues to attempt to secure funds through the sale of its securities, there is no assurance that such funds will be raised on terms beneficial to the Company, if at all.

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

             In connection with the issuance of the October Debenture, the Company issued to RBB three warrants (the "October Warrants") to purchase Common Stock, each such October Warrant entitling the holder to purchase, from the date of grant through August 30, 2007, 600,000 shares of the Common Stock. The exercise price of the three October Warrants was $0.20, $0.23 and $0.27 per warrant share, respectively. The fair value of the three October Warrants was established to be $106,571 ($0.178 per warrant), $97,912 ($0.163 per warrant) and $87,472.($0.146 per warrant), respectively, based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model. This amount has been reflected in the accompanying financial statements as a discount on the convertible debenture, with a corresponding credit to additional paid-in capital, and is being amortized over the expected term of the notes, which at December 31, 1997 was 120 months. In May 1998, the remaining unamortized discount of $276,957 was amortized upon full conversion of the October Debenture.

             In November 1998, in order to finance further research and development, the Company sold $1,500,000 principal amount of its ten year 7% Convertible Debenture (the "November Debenture") due October 31, 2008, to RBB. As of March 7, 2000, the November Debenture was fully converted.

             In connection with the issuance of the November Debenture, the Company issued to RBB two warrants (the "November Warrants") to purchase Common Stock, each such November Warrant entitling the holder to purchase 375,000 shares of the Common Stock at any time and from time to time through October 31, 2008. The exercise price of the two November Warrants was $0.20 and $0.24 per warrant share, respectively. The fair value of the November warrants was estimated to be $48,000 ($0.064 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 5.75% and an expected holding period of one year. This amount is being amortized to interest expense in the accompanying consolidated financial statements

             In August 1999, in order to finance further research and development, the Company entered into a securities purchase agreement to issue an aggregate of 20 units, each unit consisting of $100,000 principal amount of the Company's 7% convertible debenture (the "August Debenture") due August 3, 2009 to Focus Investors LLC ("Focus"). Accrued interest under the August Debenture was payable semi-annually, computed at the rate of 7% on the unpaid principal balance from the date of issuance until the date of the interest payment. No payment of the principal of the August Debenture may be made prior to the maturity date without the consent of the holder. The August Debenture was convertible, at the option of the

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 4.  SECURITIES PURCHASE AGREEMENTS (Continued)

         Convertible Debentures and Warrants (Continued)

             holder, into shares of common stock. On January 19, 2000, February 17, 2000 and March 3, 2000 pursuant to notice by the holder, Focus, to the Company under the August Debenture, $300,000, $900,000 and $800,000, respectively, of the principal amount of the August Debenture was converted into 2,178,155, 6,440,735 and 5,729,967 shares of the common stock, respectively. As of March 3, 2000, the November Debenture was fully converted. Based on the terms for conversion associated with the August Debenture, there was an intrinsic value associated with the beneficial conversion feature of $687,500. This amount was recorded as interest expense in 1999.

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

         Stock Purchase Agreements

             In January 1999, pursuant to a securities purchase agreement, the Company issued 4,917,276 shares of its common stock for an aggregate purchase price of $802,500. Such agreement also provided for the issuance of four warrants to purchase a total of 2,366,788 shares of common stock at prices ranging from $0.204 to $0.2448 per share at any time until December 31, 2003. The fair value of these warrants was estimated to be $494,000 ($0.209 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 6% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements. As of March 31, 2002, 482,830 shares of common stock were issued pursuant to the exercise of these warrants for an aggregate exercise price of approximately $126,000.

             On June 23, 1999, the Company entered into a securities purchase agreement with certain individuals whereby the Company issued 1,851,852 shares of its common stock for an aggregate purchase price of $500,000. These proceeds were received in July 1999. Such agreement also provided for the issuance of warrants to purchase an aggregate of 925,926 shares of common stock at any time until June 30, 2004. The fair value of these warrants was estimated to be $37,000 ($0.04 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 5.75% and an expected holding period

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 4.  SECURITIES PURCHASE AGREEMENTS (Continued)

         Stock Purchase Agreements (Continued)

             of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements.

             Pursuant to a securities purchase agreement with Harbor View Group and other various purchasers, dated February 16, 2000, the Company received $3,000,000 on March 9, 2000 in exchange for 13,636,357 shares of common stock.

             Additionally, in connection with the above described securities purchase agreement, the Company issued warrants to purchase an aggregate of 5,454,544 shares of common stock. Fifty percent (50%) of the warrants are exercisable at $0.275 per share and fifty percent (50%) of the warrants are exercisable at $0.33 per share, until February 28, 2005. The fair value of these warrants was estimated to be $1,582,734 ($0.295 and $0.285 per warrant share) based upon a financial analysis of the terms of the warrant using the Black-Scholes Pricing Model with the following assumptions; expected volatility of 90%; a risk free interest rate of 6% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements. As of March 31, 2002, 216,577 shares of common stock were issued pursuant to the exercise of these warrants for an aggregate exercise price of approximately $105,000.

             On November 8, 2000, the Company entered into a securities purchase agreement with Harbor View Group, Inc. and various other purchasers, whereby the Company authorized the issuance and sale of up to 50,000,000 shares of common stock in a private offering transaction at a purchase price of $0.40 per share. As of March 31, 2002, 13,427,500 shares were issued for a purchase price of $5,371,000.

             Such agreement also provided for the issuance of warrants to purchase an aggregate of 30,000,000 shares of common stock, half at an exercise price of $0.48 and half at an exercise price of $0.56. As of December 31 2000, 7,959,000 warrants had been issued (3,979,500 at $0.48 and 3,979,500 at $0.56) exercisable at any time until November 8, 2005. The fair value of these warrants was estimated to be $1,7,63,680 ($0.222 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; a risk free interest rate of 6% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements. The Company paid a fee of $265,300 relative to this agreement, which has been charged to interest expense.

             On July 27, 2001, pursuant to a securities purchase agreement with various purchasers, the Company issued 1,225,000 shares of its common stock for an aggregate purchase price of $490,000. Such agreement also provided for the issuance of 735,000 warrants to purchase common stock, half of such warrants are exercisable at $0.48 per share and half of such exercisable at $0.56 per share until July 27, 2006. The fair value of these warrants was estimated to be $144,500 ($0.20 per warrant for $0.48 warrants and $0.19 per warrant for

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 4.  SECURITIES PURCHASE AGREEMENTS (Continued)

         Stock Purchase Agreements (Continued)

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

         Subsequent Financings

             On April 12, 2002, pursuant to stock purchase agreements with various institutional investors, the Company issued 17,486,491 shares of its common stock at a market price of $0.11089 per share and received net proceeds of $1,938,987.

         Private Equity Line of Credit

             On February 9, 2001, the Company entered into an equity line of credit agreement with Cornell Capital Partners, LP, an institutional investor, to sell up to $50,000,000 of the Company's common stock. Under such agreement, the Company may exercise "put options" to sell shares for certain prices based on certain average trading prices. Upon signing this agreement, the Company issued to its placement agent, May Davis Group, Inc., and certain investors, Class A warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price of $1.00 per share, exercisable in part or whole until February 9, 2006, and Class B warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price equal to the greater of $1.00 or 110% of the bid price on the applicable advance date. Such Class B warrants are exercisable pro rata with respect to the number of warrant

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 4.  SECURITIES PURCHASE AGREEMENTS (Continued)

         Private Equity Line of Credit (Continued)

             shares as determined by the fraction of the advance payable on that date as the numerator and $20,000,000 as the denominator multiplied by 5,000,000 until sixty months from the date of issuance.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and the related Notes to Consolidated Condensed Financial Statements of Advanced Viral Research Corp. included in Item 1 of this Quarterly Report on Form 10-Q. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

         o Cachexia (body wasting) in patients with solid cancers, leukemias and lymphomas; and

o        Rheumatoid arthritis.

         Since 1962, when Reticulose(R) was reclassified as a "new drug" by the Food and Drug Administration, or FDA, the FDA has not permitted Reticulose(R) to be marketed in the United States. A forfeiture action was instituted in 1962 by the FDA against Reticulose(R), and it was withdrawn from the United States market. The injunction obtained by the FDA prohibits, among other things, any shipment of Product R until a new drug application, or NDA, is approved by the FDA. FDA approval of an NDA first requires clinical testing of Product R in human trials, which cannot be conducted until we first satisfy the regulatory protocols and the substantial pre-approval requirements imposed by the FDA upon the introduction of any new or unapproved drug product pursuant to an investigational new drug application, or IND.

Our operations over the last five years have been limited principally to research, testing and analysis of Product R in the United States, either IN VITRO (outside the living body in an artificial environment, such as in a test tube), or on animals, and engaging others to perform testing and analysis of Product R on human patients outside the United States. On July 30, 2001, we submitted an IND application to the FDA to begin Phase 1 clinical trials of Product R as a topical treatment for genital warts caused by the human papilloma virus (HPV) infection. Our Phase 1 studies were performed in the United States on human patients. In September 2001, the FDA cleared the IND application to begin Phase 1 clinical trials. In March 2002, we completed the Phase 1 trials and submitted to the FDA the results, which indicated that Product R was safe and well tolerated dermatologically in all the doses applied in the study. In April 2002 we began to recruit clinical sites to perform Phase 2 clinical trials with Product R in patients with genital warts in the United States. During the course of Phase 2, the efficacy of Product R for the topical therapy of genital warts will be investigated in various doses. We may not be able to raise the funds we currently need to begin or continue the planned Phase 2 clinical trials. Additional financing to fund subsequent clinical trials may not be available to us, which may force us to reduce our clinical trials and operations. While we continue to attempt to secure funds through the sale of our securities, there is no assurance that such funds will be raised on favorable terms, if at all.

         Whether we will be able to proceed with Phase 2 clinical trials for topical therapy of genital warts and/or any other clinical trials is dependent upon our ability to secure sufficient funds. If sufficient funds do not become available, we will have to curtail our operations by, among other things, limiting our clinical trials for Product R.

         In March 2002, we were awarded a U.S. patent entitled "Topical Treatment of Skin Disease and Eye Afflictions," which issued patent protects the use of Product R for use in the topical treatment of viral skin infections such as HPV, shingles and herpes simplex, and viral eye infections including those caused by herpes simplex virus. Further, during April 2002, under the terms of the Settlement Agreement entered as part of the final judgment of the U.S. District Court for the Eastern District of Michigan on March 25, 2002, all rights, title and interest in two issued U.S. Patents pertaining to Reticulose technology were assigned to Advanced Viral.

         Our offices are located at 200 Corporate Boulevard South, Yonkers, New York 10701. Our telephone number is (914) 376-7383. We have also established a website: www.adviral.com. Information contained on our website is not a part of this report.

RESULTS OF OPERATIONS

         For the three months ended March 31, 2002, we incurred losses of approximately $2,874,000 vs. approximately $2,742,000 for the three months ended March 31, 2001. Our increased losses were attributable primarily to:

         RESEARCH AND DEVELOPMENT EXPENSE. We had increased research and development expenses (approximately $1,661,000 for the three months ended March 31, 2002 vs. $1,239,000 for the three months ended March 31, 2001). Included in the research and development expenses are:

         o consulting expenses payable to GloboMax LLC, a firm assisting us with the preparation and filing with the FDA of the IND for Product R (approximately $910,000 for the three months ended March 31, 2002 vs. $723,000 for the three months ended March 31, 2001);

         o expenditures in connection with laboratory supplies (approximately $136,000 for the three months ended March 31, 2002 vs. $92,000 for the three months ended March 31, 2001);

         o expenditures in connection with Product R research in Israel of $40,000 for the three months ended March 31, 2002 and $55,000 for the three months ended March 31, 2001; and

         o additional expenditures for payroll, occupancy expenses and related costs for the Yonkers, New York facility approximately $565,000, for the three months ended March 31, 2002 vs. $368,000 for the three months ended March 31, 2001).

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense was approximately $728,000 for the three months ended March 31, 2002 vs. $884,000 for the three months ended March 31, 2001. The decrease in general and administrative expenses primarily resulted from:

         o decreased professional fees of approximately $176,000 for the three months ended March 31, 2002 vs. $317,000 for the three months ended March 31, 2001 primarily attributable to certain legal proceedings ($49,000 and $137,000, respectively); and

         o No recruiting costs for the three months ended March 31, 2002 vs. $36,000 for the three months ended March 31, 2001),

         DEPRECIATION EXPENSE. Our increased losses during the three months ended March 31, 2002 are also due to increased depreciation expense (approximately $233,000 for the three months ended March 31, 2002 vs. $125,000 for the three months ended March 31, 2001) due to the purchase of additional research and laboratory equipment and leasehold improvements.

         INTEREST INCOME (EXPENSE). Interest income for the three months ended March 31, 2002 was approximately $2,000 for the three months ended March 31, 2002 vs. $69,000 for the three months ended March 31, 2001. Our losses during the three months ended March 31, 2002 are also due to interest expense (approximately $253,000 for the three months ended March 31, 2002 vs. $207,000 for the three months ended March 31, 2001). Included in the interest expense are:

         o amortization of discount on certain warrants (approximately $242,000 for the three months ended March 31, 2002 vs. $198,000 for the three months ended March 31, 2001); and

         o amortization of loan costs and other interest expense (approximately $11,000 for the three months ended March 31, 2002 vs. $9,000 for the three months ended March 31, 2001).

         REVENUES. We had no sales for the three months ended March 31, 2002 vs. $2,365 for the three months ended March 31, 2001. All sales during these periods were made to distributors purchasing Product R for testing purposes.

LIQUIDITY

         As of March 31, 2002, we had current assets of approximately $450,000, compared to approximately $1,563,000 at December 31, 2001. We had total assets of approximately $4,332,000 and $5,449,000 at March 31, 2002 and December 31, 2001, respectively. The decrease in current and total assets was primarily attributable to the use of cash on hand to fund operating expenditures and property and equipment.

         During the three months ended March 31, 2002, we used cash of approximately $2,571,000 for operating activities, as compared to approximately $1,866,000 during the three months ended March 31, 2001. During the three months ended March 31, 2002, we incurred expenses of:

         o approximately $910,000 in consulting fees to GloboMax and its subcontractors;

         o approximately $743,000 for payroll and related costs primarily for administrative staff, scientific personnel and executive officers;

         o approximately $240,000 for other professional and consulting fees, including $49,000 for legal fees relating to the settlement agreement (See "Legal Proceedings");

         o  approximately $134,000 for laboratory supplies;

         o  approximately $124,000 for insurance costs;

         o approximately $96,000 for rent and utilities for our Yonkers facility; and

         o approximately $40,000 for expenditures for Product R research in Israel.

         During the three months ended March 31, 2002, cash flows provided by financing activities was primarily due to the proceeds from the sale of common stock of approximately $1,500,000 offset by principal payments of $51,000 on equipment obligations. During the three months ended March 31, 2002, cash flow used by investing activities were used for expenditures of approximately $43,000 for research and laboratory equipment at our Yonkers, New York facility.

         On February 9, 2001 we entered into a private equity line of credit agreement with Cornell Capital Partners, LP. Under the equity line of credit agreement, we have the right to put shares of our common stock to Cornell Capital from time to time to raise up to $50,000,000, subject to certain conditions and restrictions. Under the terms of a registration rights agreement entered in connection with the equity line of credit, in February 2001 we filed with the Securities and Exchange Commission a registration statement to register the resale of shares of common stock purchased by Cornell Capital upon the exercise of each put option and related warrants, which registration statement was declared effective by the Commission..

         Advanced Viral has adopted a 401(k) plan that allows eligible employees to contribute up to 20% of their salary, subject to annual limits, which were $10,500 in 2001. We match 50% of the first 6% of the employee contributions in our stock and may from time to time, at our discretion, make additional contributions based upon earnings. As of March 2002 we have not funded our matching contribution of approximately $33,000 for the year ended 2001. From time to time the plan will be purchasing our common stock in open market transactions to make the employer match contribution.

RECENT OPTION GRANTS

         At its May 1, 2002 Board of Directors meeting, the Board resolved to authorize the granting to members of the Board of Directors and to members of our advisory boards of options to acquire up to 33,390,000 shares of our common stock (approximately 7% of our outstanding shares and currently exercisable options and warrants) over an 8-year period at such times and upon such terms and conditions as the Board determines from time to time in the future. Specifically, on May 6, 2002, we granted stock options to certain executive officers, directors and advisory board members as listed below. All such stock options have anti-dilution rights and generally are exercisable 25% immediately, 25% on June 20, 2002, 25% on September 20, 2002 and 25% on December 20, 2002
through May 5, 2010.

                                                                                    SHARES
                                                                                  UNDERLYING     EXERCISE      TERM OF
            OPTION HOLDER                             POSITION                     OPTIONS         PRICE       OPTION
            -------------                             --------                     -------         -----       ------
Eli Wilner                             Secretary, Chairman of the Board,             1,400,000     $0.12       8 years
                                       Member of Executive Management
                                       Committee and Audit and Compensation
                                       Committee

James F. Dicke II                      Director, Member of Audit and                   800,000     $0.12       8 years
                                       Compensation Committee

David Seligman                         Director, Member of Executive                 1,200,000     $0.12       8 years
                                       Management Committee, Chairman of
                                       Audit and Compensation Committee

Nancy J. Van Sant (1)                  Director                                        600,000     $0.12       8 years

Christopher Forbes                     Former Director (resigned 5/1/02)               150,000     $0.12       8 years

George P. Canellos, M.D.               Member of Scientific Advisory Board             250,000     $0.12       8 years

Michael Harris, M.D.                   Member of Scientific Advisory Board             250,000     $0.12       8 years

James D'Olimpio, M.D.                  Member of Scientific Advisory Board             250,000     $0.12       8 years

Ms. Carol Armenti                      Member of Scientific Advisory Board             250,000     $0.12       8 years

Howard Young, M.D.                     Member of Scientific Advisory Board             250,000     $0.12       8 years

Mark H. Kaplan, M.D. (2)               Member of Scientific Advisory Board             250,000     $0.12       8 years

Albert Reichmann                       Member of Business Advisory Board               250,000     $0.12       8 years

Jozef Straus, Ph.D., D.Sc. (Hon.)      Member of Business Advisory Board               250,000     $0.12       8 years

Peter Lunder                           Member of Business Advisory Board               250,000     $0.12       8 years
                                                                                       -------
TOTAL                                                                                6,400,000

-----------------------
(1) Ms. Van Sant's options are exercisable 25% immediately and 25% each quarter thereafter commencing on August 6, 2002.

(2) Dr. Kaplan became a member of our Scientific Advisory Board on May 15, 2002, and his stock options were granted on such date.


         The independent certified public accountants' report on our consolidated financial statements for the fiscal year ended December 31, 2001, includes an emphasis paragraph regarding certain liquidity considerations. Note 2 to the Consolidated Financial Statements states that our cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials of Product R required by the FDA, and, unless and until Product R is approved for sale in the United States or another industrially developed country, we may be dependent upon the continued sale of our securities, debt or equity financing for funds to meet our cash requirements. We believe that cash flows from sales of securities and from current financing arrangements will be sufficient to fund operations for the next year. We may not be able to raise the funds we currently need to begin or continue planned Phase 2 clinical trials for our current IND for the topical therapy of genital warts. There can be no assurances that we will maintain operations at current levels, and we may be required to curtail certain of our operations, including the testing and clinical trials of Product R. Although we may not be successful in doing so, we intend to continue to sell our securities in an attempt to mitigate the effects of our cash position. No assurance can be given that equity or debt financing, if and when required, will be available on satisfactory terms, if at all.

CAPITAL RESOURCES

         We have been dependent upon the proceeds from the continued sale of securities for the funds required to continue operations at present levels and. to fund further research and development activities. The following table summarizes sales of our securities since December 1999.

                                                    CONVERTIBLE /         CONVERSION PRICE /     MATURITY DATE /
 DATE ISSUED      GROSS PROCEEDS   SECURITY ISSUED  EXERCISABLE INTO      EXERCISE PRICE         EXPIRATION DATE
.....................................................................................................................
December 1999 -     $2,000,000    Debentures        13,946,713 shares     $0.1363-.3564 per      Fully converted
January 2000                                                              share
                                  Warrants          210,000 shares        $0.19916667 per share  December 30, 2002
.....................................................................................................................
February 2000       $3,000,000    Common Stock      13,636,357 shares     n/a                    n/a

                                  Warrants          2,727,272 shares      $0.275 per share       February 27, 2005
                                                    2,727,272 shares      $0.33 per share
.....................................................................................................................
November 2000       $5,371,000    Common Stock      13,427,500 shares     $0.40 per share        n/a
thru March 2001
                                  Warrants          4,028,250 shares      $0.48 per share        November 7, 2005
                                                    4,028,250 shares      $0.56 per share
.....................................................................................................................
November 2000       $1,500,000    Common Stock      4,960,317 shares      $0.3024 per share      n/a
.....................................................................................................................
February 2001       Equity Line   Warrants          10,000,000 shares     $1.00 per share (1)    February 9, 2006
.....................................................................................................................
July 2001           $1,000,000    Common Stock      3,125,000 shares      $0.32 per share        n/a
.....................................................................................................................
July 2001            $490,000     Common Stock      1,225,000 shares      $0.40 per share        n/a

                                  Warrants          367,500 shares        $0.48 per share        July 27, 2006
                                                    367,500 shares        $0.56 per share
.....................................................................................................................
August 2001          $600,000     Common Stock      2,000,000 shares      $0.30 per share        n/a
.....................................................................................................................
September 2001      $1,000,000    Common Stock      6,666,667 shares      $0.15 per share        n/a
.....................................................................................................................
February 2002        $500,000     Common Stock      3,333,333 shares      $0.15 per share        n/a
.....................................................................................................................
February 2002        $500,000     Common Stock      3,333,333 shares      $0.15 per share        n/a
.....................................................................................................................
March 2002           $500,000     Common Stock      3,333,333 shares      $0.15 per share        n/a
.....................................................................................................................
April 2002          $1,939,000    Common Stock      17,486,491 shares     $0.11089 per share     n/a
.....................................................................................................................

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

         As of March 31, 2002, we had incurred approximately $83,700 in fees in connection with the equity line of credit. Such fees have been deferred and will be amortized over the life of the line of credit.

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

         SHELF OFFERINGS. On March 31, 2000, we filed a shelf registration statement with the SEC relating to the offering of shares of our common stock to be used in connection with financings and resales of the shares issued thereunder by the recipients of such shares. As of the date of this report, we have issued and sold approximately 53.9 million shares of our common stock and received proceeds of approximately $10.15 million under the shelf registration statement, as follows:

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

                  INSTITUTIONAL INVESTORS. On April 12, 2002, we issued and sold an aggregate of 17,486,491 shares of our common stock pursuant to subscription agreements with each of Alpha Capital AG (3,497,298 shares), Ellis Enterprises (1,311,487 shares), Kazi Management, Inc. (3,060,136 shares), Palisades Equity Fund L.P. (4,808,785 shares) and Stonestreet L.P. (4,808,785 shares), for net proceeds of approximately $1,939,000, or $0.11089 per share.

OUTSTANDING SECURITIES

         As of May 14, 2002, in addition to the 430,783,353 shares of our common stock currently outstanding, we have: (i) outstanding stock options to purchase an aggregate of 54,793,380 shares of common stock at exercise prices ranging from $0.12 to $0.36, of which 49,326,820 are currently exercisable; (ii) outstanding warrants to purchase an aggregate of 33,706,572 shares of common stock at prices ranging from $0.199 to $1.00, of which warrants to purchase 23,706,572 shares are currently exercisable; and (iii) up to 166,666,667 shares issuable under the equity line of credit, assuming a purchase price equal to $0.30.

         If all of the foregoing were fully issued, exercised and/or converted, as the case may be, we would receive proceeds of approximately $80.6 million, and we would have approximately 679.5 million shares of common stock outstanding. The sale or availability for sale of this number of shares of common stock in the public market could depress the market price of the common stock. Additionally, the sale or availability for sale of this number of shares may lessen the likelihood that additional equity financing will be available to us, on favorable or unfavorable terms. Furthermore, the sale or availability for sale of this number of shares could limit the annual amount of net operating loss carryforwards that could be utilized.

PROJECTED EXPENSES

         During the next 12 months, we expect to incur significant expenditures relating to operating expenses and expenses relating to regulatory filings and clinical trials for Product R. We currently do not have cash availability to meet our anticipated expenditures.

         We are currently seeking additional financing. We anticipate that we can continue operations through MAY 2002 with our current liquid assets, if none of our outstanding convertible securities are exercised or additional securities sold. Assuming we have satisfied the conditions precedent to draw on the equity line of credit, and if we receive the full amount of proceeds available from the equity line of credit, we can continue operations for at least an additional 12 months, if no convertible securities are exercised or additional securities sold. Any proceeds received from the exercise of outstanding convertible securities will contribute to working capital and increase our budget for research and development and clinical trials and testing, assuming Product R receives subsequent approvals and prospects for sales increase to justify such increased levels of operation. The recent prevailing market price for shares of common stock has from time to time been below the exercise prices of certain of our outstanding convertible securities. As such, recent trading levels may not be sustained nor may any additional convertible securities be exercised. If none of the outstanding convertible securities are exercised, we do not draw down on the equity line of credit, and we obtain no other additional financing, in order for us to achieve the level of operations contemplated by management, management anticipates that we will have to limit operations. We anticipate that we will be required to sell additional securities to obtain the funds necessary to further our research and development activities. We are currently seeking debt financing, licensing agreements, joint ventures and other sources of financing, but the likelihood of obtaining such financing on favorable terms is uncertain. Management is not certain whether, at present, debt or equity financing will be readily obtainable or whether it will be on favorable terms. Because of the large uncertainties involved in the FDA approval process for commercial drug use on humans, it is possible that we may never be able to sell Product R commercially.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              Not applicable.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On March 20, 2002, we entered into a Settlement Agreement with Commonwealth Pharmaceuticals, Ltd., Immune Modulation Maximum Corp. and Charles
E. Miller (collectively, the "Defendants") in settlement of our claims against the Defendants regarding breach by Commonwealth of an exclusive distribution agreement, misappropriation of trade secrets and confidential information, conversion and conspiracy to convert our property interests in Reticulose(R). The Settlement Agreement was entered as part of the final judgment of the United States District Court for the Eastern District of Michigan on March 25, 2002, and all remaining claims among Advanced Viral and the Defendants were dismissed. The Settlement Agreement provided, among other things, that:

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

              During the quarter ended March 31. 2002, no matters were submitted to a vote of security holders of the Registrant, through the solicitation of proxies or otherwise.

ITEM 5.       OTHER INFORMATION

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (1)  Exhibits.

              See Financial Statements

         (2)  Reports on Form 8-K.

              During the three-month period ending March 31, 2002 no Current Reports on Form 8-K were filed. In May 2002 we filed a Current Report on Form 8-K dated May 2, 2002 relating to the appointment and resignation of certain members of the Board of Directors.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ADVANCED VIRAL RESEARCH CORP.

Date: May 14, 2002           By: /s/ ALAN V. GALLANTAR
                                 ----------------------------------------------
                                 Alan V. Gallantar, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                             By: /s/ SHALOM Z. HIRSCHMAN
                                 ----------------------------------------------
                                 Shalom Z. Hirschman, President and Chief
                                 Executive Officer