Form 10-Q
period 2002-06-30
ADVANCED VIRAL RESEARCH CORP
filed 2002-08-14
CIK 786623

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

     The number of shares outstanding of the issuer's common stock, par value $.00001 per share as of August 14, 2002 was 432,991,989.

                          ADVANCED VIRAL RESEARCH CORP.

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002


                                TABLE OF CONTENTS




PART I.   FINANCIAL INFORMATION (UNAUDITED).......................................................................1

   ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)....................................................................1

   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............27

   ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................38


PART II.  OTHER INFORMATION......................................................................................39

   ITEM 1.    LEGAL PROCEEDINGS..................................................................................39

   ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................................39

   ITEM 3.    DEFAULTS UPON SENIOR SECURITIES....................................................................40

   ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS..................................................40

   ITEM 5.    OTHER INFORMATION..................................................................................40

   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...................................................................40

   SIGNATURES....................................................................................................41


                    PART I. FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED)




                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                      Condensed
                                                                                        from
                                                                                       Audited
                                                                                      Financial
                                                                                     Statements
                                                                    June 30,         December 31,
                                                                      2002               2001
                                                                -------------       -------------
                                                                 (Unaudited)
                                 ASSETS
Current Assets:
   Cash and cash equivalents                                    $     310,067       $   1,499,809
   Other current assets                                               146,803              63,162
                                                                -------------       -------------
         Total current assets                                         456,870           1,562,971

Property and Equipment, Net                                         2,718,739           3,000,583

Other Assets                                                          949,256             885,237
                                                                -------------       -------------
         Total assets                                           $   4,124,865       $   5,448,791
                                                                =============       =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities                     $     979,143       $   1,843,706
   Current portion of capital lease obligation                        132,956              64,197
   Current portion of note payable                                     25,994              24,246
                                                                -------------       -------------
         Total current liabilities                                  1,138,093           1,932,149
                                                                -------------       -------------

Long-Term Liabilities:
   Convertible debentures, net                                        361,224                  --
   Capital lease obligation, non-current portion                       42,738              42,370
   Note payable, non-current portion                                   16,660              32,198
                                                                -------------       -------------
        Total long-term liabilities                                   420,622              74,568
                                                                -------------       -------------

Commitments, Contingencies and Subsequent Events                           --                  --

Stockholders' Equity:
   Common stock; 1,000,000,000 shares of $.00001 par value
      authorized, 431,692,444 and  403,296,863
      shares issued and outstanding                                     4,317               4,033
   Additional paid-in capital                                      51,875,800          47,666,141
   Deficit accumulated during the development stage               (46,364,951)        (40,795,470)
   Discount on warrants                                            (2,949,016)         (3,432,630)
                                                                -------------       -------------
         Total stockholders' equity                                 2,566,150           3,442,074
                                                                -------------       -------------
         Total liabilities and stockholders' equity             $   4,124,865       $   5,448,791
                                                                =============       =============


           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                                                   Inception
                                                 Three Months Ended               Six Months Ended                (February 20,
                                                     June 30,                        June 30,                       1984) to
                                           -------------------------------     -------------------------------      June 30,
                                                2002              2001              2002              2001            2002
                                           -------------     -------------     -------------     -------------     -------------
Revenues                                   $          --     $       9,118     $          --     $      11,483     $     231,892
                                           -------------     -------------     -------------     -------------     -------------

Costs and Expenses:
   Research and development                      878,093           903,764         2,539,266         2,142,872        16,415,090
   General and administrative                    698,460           956,315         1,426,755         1,840,145        15,909,938
   Compensation expense for
         options and warrants                    615,542                --           615,542           357,975         5,005,017
   Depreciation                                  236,426           103,818           469,735           229,092         1,910,614
                                           -------------     -------------     -------------     -------------     -------------
                                               2,428,521         1,963,897         5,051,298         4,570,084        39,240,659
                                           -------------     -------------     -------------     -------------     -------------

Loss from Operations                          (2,428,521)       (1,954,779)       (5,051,298)       (4,558,601)      (39,008,767)
                                           -------------     -------------     -------------     -------------     -------------

Other Income (Expense):
   Interest income                                 2,752            28,324             4,823            96,955           882,998
   Other income                                       --                --                --                --           120,093
   Interest expense                             (270,204)         (272,495)         (523,006)         (479,051)       (8,056,775)
   Severance expense - former directors               --                --                --                --          (302,500)
                                           -------------     -------------     -------------     -------------     -------------
                                                (267,452)         (244,171)         (518,183)         (382,096)       (7,356,184)
                                           -------------     -------------     -------------     -------------     -------------

Net Loss                                   $  (2,695,973)    $  (2,198,950)    $  (5,569,481)    $  (4,940,697)    $ (46,364,951)
                                           =============     =============     =============     =============     =============

Net Loss Per Share of Common
   Stock - Basic and Diluted               $       (0.01)    $       (0.01)    $       (0.01)    $       (0.01)
                                           =============     =============     =============     =============

Weighted Average Number of
   Common Shares Outstanding                 410,479,091       375,730,988       410,479,091       375,730,988
                                           =============     =============     =============     =============




           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2002



                                                                           Common Stock                              Deficit
                                                                ---------------------------------                  Accumulated
                                                                Amount                               Additional     During the
                                                                  Per                                  Paid-In      Development
                                                                 Share      Shares        Amount       Capital         Stage
                                                                --------  -----------     -------    -----------    ------------

Balance, Inception (February 20, 1984) as Previously Reported                      --     $ 1,000      $      --      $  (1,000)

Adjustment for Pooling of Interests                                                --      (1,000)         1,000             --
                                                                          -----------     -------      ---------      ---------

Balance, Inception, as Restated                                                    --          --          1,000         (1,000)

Net Loss, Period Ended December 31, 1984                                           --          --             --        (17,809)
                                                                          -----------     -------      ---------      ---------
Balance, December 31, 1984                                                         --          --          1,000        (18,809)

Issuance of Common Stock for Cash                                $.00     113,846,154       1,138            170             --
Net Loss, Year Ended December 31, 1985                                             --          --             --        (25,459)
                                                                          -----------     -------      ---------      ---------
Balance, December 31, 1985                                                113,846,154       1,138          1,170        (44,268)

Issuance of Common Stock - Public Offering                        .01      40,000,000         400        399,600             --
Issuance of Underwriter's Warrants                                                 --          --            100             --
Expenses of Public Offering                                                        --          --       (117,923)            --
Issuance of Common Stock, Exercise of "A" Warrants                .03         819,860           9         24,587             --
Net Loss, Year Ended December 31, 1986                                             --          --             --       (159,674)
                                                                          -----------     -------      ---------      ---------
Balance, December 31, 1986                                                154,666,014       1,547        307,534       (203,942)
                                                                          -----------     -------      ---------      ---------




            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2002



                                                                Common Stock                              Deficit
                                                     ---------------------------------                  Accumulated
                                                     Amount                               Additional     During the
                                                       Per                                  Paid-In      Development
                                                      Share      Shares        Amount       Capital         Stage
                                                     --------  -----------     -------    -----------    ------------


Balance, December 31, 1986                                     154,666,014     $1,547     $   307,534      $  (203,942)

Issuance of Common Stock, Exercise of "A" Warrants     $.03     38,622,618        386       1,158,321               --
Expenses of Stock Issuance                                              --         --         (11,357)              --
Acquisition of Subsidiary for Cash                                      --         --         (46,000)              --
Cancellation of Debt Due to Stockholders                                --         --          86,565               --
Net Loss, Period Ended December 31, 1987                                --         --              --         (258,663)
                                                               -----------     ------     -----------      -----------

Balance, December 31, 1987                                     193,288,632      1,933       1,495,063         (462,605)

Net Loss, Year Ended December 31, 1988                                  --         --              --         (199,690)
                                                               -----------     ------     -----------      -----------

Balance, December 31, 1988                                     193,288,632      1,933       1,495,063         (662,295)

Net Loss, Year Ended December 31, 1989                                  --         --              --         (270,753)
                                                               -----------     ------     -----------      -----------

Balance, December 31, 1989                                     193,288,632      1,933       1,495,063         (933,048)

Issuance of Common Stock, Expiration of Redemption
  Offer on "B" Warrants                                .05       6,729,850         67         336,475               --
Issuance of Common Stock, Exercise of "B" Warrants     .05         268,500          3          13,422               --
Issuance of Common Stock, Exercise of "C" Warrants     .08          12,900         --           1,032               --
Net Loss, Year Ended December 31, 1990                                  --         --              --         (267,867)
                                                               -----------     ------     -----------      -----------

Balance, December 31, 1990                                     200,299,882      2,003       1,845,992       (1,200,915)
                                                               -----------     ------     -----------      -----------





            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2002



                                                                            Common Stock                              Deficit
                                                                 ---------------------------------                  Accumulated
                                                                 Amount                               Additional     During the
                                                                   Per                                  Paid-In      Development
                                                                  Share      Shares        Amount       Capital         Stage
                                                                 --------  -----------     -------    -----------    ------------

Balance, December 31, 1990                                                200,299,882    $2,003    $ 1,845,992     $(1,200,915)

Issuance of Common Stock, Exercise of "B" Warrants             $   .05         11,400        --            420              --
Issuance of Common Stock, Exercise of "C" Warrants                 .08          2,500        --            200              --
Issuance of Common Stock, Exercise of Underwriters Warrants       .012      3,760,000        38         45,083              --
Net Loss, Year Ended December 31, 1991                                             --        --             --        (249,871)
                                                                          -----------    ------    -----------     -----------

Balance, December 31, 1991                                                204,073,782     2,041      1,891,695      (1,450,786)

Issuance of Common Stock, for Testing                            .0405     10,000,000       100        404,900              --
Issuance of Common Stock, for Consulting Services                 .055        500,000         5         27,495              --
Issuance of Common Stock, Exercise of "B" Warrants                 .05      7,458,989        75        372,875              --
Issuance of Common Stock, Exercise of "C" Warrants                 .08      5,244,220        52        419,487              --
Expenses of Stock Issuance                                                                              (7,792)
Net Loss, Year Ended December 31, 1992                                             --        --             --        (839,981)
                                                                          -----------    ------    -----------     -----------

Balance, December 31, 1992                                                227,276,991     2,273      3,108,660      (2,290,767)

Issuance of Common Stock, for Consulting Services                 .055        500,000         5         27,495              --
Issuance of Common Stock, for Consulting Services                  .03      3,500,000        35        104,965              --
Issuance of Common Stock, for Testing                             .035      5,000,000        50        174,950              --
Net Loss, Year Ended December 31, 1993                                             --        --             --        (563,309)
                                                                          -----------    ------    -----------     -----------

Balance, December 31, 1993                                                236,276,991     2,363      3,416,070      (2,854,076)
                                                                          -----------    ------    -----------     -----------




            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2002




                                                    Common Stock                                            Deficit
                                              --------------------------                                  Accumulated
                                              Amount                         Additional                   During the    Deferred
                                               Per                            Paid-In    Subscription    Development  Compensation
                                              Share     Shares    Amount      Capital     Receivable        Stage         Cost
                                              -----     ------    ------    -----------  -------------   -----------  -------------
Balance, December 31, 1993                           236,276,991    $2,363    $3,416,070    $  --       $(2,854,076)      $  --

Issuance of Common Stock, for Consulting
  Services                                  $ .05      4,750,000        47       237,453       --                --          --
Issuance of Common Stock, Exercise of
  Options                                     .08        400,000         4        31,996       --                --          --
Issuance of Common Stock, Exercise of
  Options                                     .10        190,000         2        18,998       --                --          --
Net Loss, Year Ended December 31, 1994                        --        --            --       --          (440,837)         --
                                                     -----------    ------    ----------    -----       -----------       -----

Balance, December 31, 1994                           241,616,991     2,416     3,704,517       --        (3,294,913)         --
                                                                                                                          -----
Issuance of Common Stock, Exercise of
  Options                                     .05      3,333,333        33       166,633       --                --          --
Issuance of Common Stock, Exercise of
  Options                                     .08      2,092,850        21       167,407       --                --          --
Issuance of Common Stock, Exercise of
  Options                                     .10      2,688,600        27       268,833       --                --          --
Issuance of Common Stock, for Consulting
  Services                                    .11      1,150,000        12       126,488       --                --          --
Issuance of Common Stock, for Consulting
  Services                                    .14        300,000         3        41,997       --                --          --
Net Loss, Year Ended December 31, 1995                        --        --            --       --          (401,884)         --
                                                     -----------    ------    ----------    -----       -----------       -----

Balance, December 31, 1995                           251,181,774     2,512     4,475,875       --        (3,696,797)         --
                                                     -----------    ------    ----------    -----       -----------       -----



            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2002




                                                    Common Stock                                            Deficit
                                              --------------------------                                  Accumulated
                                              Amount                         Additional                   During the    Deferred
                                               Per                            Paid-In    Subscription    Development  Compensation
                                              Share     Shares    Amount      Capital     Receivable        Stage         Cost
                                              -----     ------    ------    -----------  -------------   -----------  -------------

Balance, December 31, 1995                         251,181,774    $2,512    $4,475,875    $     --     $(3,696,797)    $      --

Issuance of Common Stock, Exercise
  of Options                              $ .05      3,333,334        33       166,634          --              --            --
Issuance of Common Stock, Exercise
  of Options                                .08      1,158,850        12        92,696          --              --            --
Issuance of Common Stock, Exercise
  of Options                                .10      7,163,600        72       716,288          --              --            --
Issuance of Common Stock, Exercise
  of Options                                .11        170,000         2        18,698          --              --            --
Issuance of Common Stock, Exercise
  of Options                                .12      1,300,000        13       155,987          --              --            --
Issuance of Common Stock, Exercise
  of Options                                .18      1,400,000        14       251,986          --              --            --
Issuance of Common Stock, Exercise
  of Options                                .19        500,000         5        94,995          --              --            --
Issuance of Common Stock, Exercise
  of Options                                .20        473,500         5        94,695          --              --            --
Issuance of Common Stock, for
  Services Rendered                         .50        350,000         3       174,997          --              --            --
Options Granted                                             --        --       760,500          --              --      (473,159)
Subscription Receivable                                     --        --            --     (19,000)             --            --
Net Loss, Year Ended December 31, 1996                      --        --            --          --      (1,154,740)           --
                                                   -----------    ------    ----------    --------     -----------     ---------

Balance, December 31, 1996                         267,031,058     2,671     7,003,351     (19,000)     (4,851,537)     (473,159)
                                                   -----------    ------    ----------    --------     -----------     ---------



            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2002




                                                 Common Stock                                            Deficit
                                           --------------------------                                  Accumulated
                                           Amount                         Additional                   During the    Deferred
                                            Per                            Paid-In    Subscription    Development  Compensation
                                           Share     Shares    Amount      Capital     Receivable        Stage         Cost
                                           -----     ------    ------    -----------  -------------   -----------  -------------

Balance, December 31, 1996                       267,031,058    $2,671    $ 7,003,351    $(19,000)    $(4,851,537)    $(473,159)

Issuance of Common Stock, Exercise
  of Options                             $.08      3,333,333        33        247,633          --              --            --
Issuance of Common Stock, Conversion
  of Debt                                 .20      1,648,352        16        329,984          --              --            --
Issuance of Common Stock, Conversion
  of Debt                                 .15        894,526         9        133,991          --              --            --
Issuance of Common Stock, Conversion
  of Debt                                 .12      2,323,580        23        269,977          --              --            --
Issuance of Common Stock, Conversion
  of Debt                                 .15      1,809,524        18        265,982          --              --            --
Issuance of Common Stock, Conversion
  of Debt                                 .16        772,201         8        119,992          --              --            --
Issuance of Common Stock, for
  Services Rendered                       .41         50,000        --         20,500          --              --            --
Issuance of Common Stock, for
  Services Rendered                       .24        100,000         1         23,999          --              --            --
Beneficial Conversion Feature,
  February Debenture                                      --        --        413,793          --              --            --
Beneficial Conversion Feature,
  October Debenture                                       --        --      1,350,000          --              --            --
Warrant Costs, February Debenture                         --        --         37,242          --              --            --
Warrant Costs, October Debenture                          --        --        291,555          --              --            --
Amortization of Deferred Compensation
  Cost                                                    --        --             --          --              --       399,322
Imputed Interest on Convertible
  Debenture                                               --        --          4,768          --              --            --
Net Loss, Year Ended
  December 31, 1997                                       --        --             --          --      (4,141,729)           --
                                                 -----------    ------    -----------    --------     -----------     ---------

Balance, December 31, 1997                       277,962,574     2,779     10,512,767     (19,000)     (8,993,266)      (73,837)
                                                 -----------    ------    -----------    --------     -----------     ---------



            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2002



                                                Common Stock                                              Deficit
                                         --------------------------                                      Accumulated
                                         Amount                              Additional                   During the    Deferred
                                          Per                                 Paid-In    Subscription    Development  Compensation
                                         Share     Shares    Amount           Capital     Receivable        Stage         Cost
                                         -----     ------    ------         -----------  -------------   -----------  -------------


Balance, December 31, 1997                       277,962,574    $2,779    $ 10,512,767     $(19,000)    $ (8,993,266)    $(73,837)

Issuance of Common Stock, Exercise
  of Options                             $.12        295,000         3          35,397           --               --           --
Issuance of Common Stock, Exercise
  of Options                              .14        500,000         5          69,995           --               --           --
Issuance of Common Stock, Exercise
  of Options                              .16        450,000         5          71,995           --               --           --
Issuance of Common Stock, Exercise
  of Options                              .20         10,000        --           2,000           --               --           --
Issuance of Common Stock, Exercise
  of Options                              .26        300,000         3          77,997           --               --           --
Issuance of Common Stock, Conversion
  of Debt                                 .13      1,017,011        10         132,990           --               --           --
Issuance of Common Stock, Conversion
  of Debt                                 .14      2,512,887        25         341,225           --               --           --
Issuance of Common Stock, Conversion
  of Debt                                 .15      5,114,218        51         749,949           --               --           --
Issuance of Common Stock, Conversion
  of Debt                                 .18      1,491,485        15         274,985           --               --           --
Issuance of Common Stock, Conversion
  of Debt                                 .19      3,299,979        33         619,967           --               --           --
Issuance of Common Stock, Conversion
  of Debt                                 .22      1,498,884        15         335,735           --               --           --
Issuance of Common Stock, Conversion
  of Debt                                 .23      1,870,869        19         424,981           --               --           --
Issuance of Common Stock, for Services
  Rendered                                .21        100,000         1          20,999           --               --           --
Beneficial Conversion Feature, November
  Debenture                                                                    625,000
Warrant Costs, November Debenture                                               48,094
Amortization of Deferred Compensation Cost                --        --              --           --               --       59,068
Write Off of Subscription Receivable                      --        --         (19,000)      19,000               --           --
Net Loss, Year Ended December 31, 1998                    --        --              --           --       (4,557,710)          --
                                                 -----------    ------    ------------     --------     ------------     --------

Balance, December 31, 1998                       296,422,907     2,964      14,325,076           --      (13,550,976)     (14,769)
                                                 -----------    ------    ------------     --------     ------------     --------



            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2002




                                                Common Stock                                                Deficit
                                         --------------------------                                       Accumulated
                                         Amount                              Additional                   During the    Deferred
                                          Per                                 Paid-In    Subscription    Development  Compensation
                                         Share     Shares    Amount           Capital     Receivable        Stage         Cost
                                         -----     ------    ------         -----------  -------------   -----------  -------------

Balance, December 31, 1998                     296,422,907    $2,964    $14,325,076    $(13,550,976)    $(14,769)    $      --

Issuance of Common Stock, Securities
  Purchase Agreement                   $.16      4,917,276        49        802,451              --           --            --
Issuance of Common Stock, Securities
  Purchase Agreement                    .27      1,851,852        18        499,982              --           --            --
Issuance of Common Stock, for
  Services Rendered                     .22        100,000         1         21,999              --           --            --
Issuance of Common Stock, for
  Services Rendered                     .25        180,000         2         44,998              --           --            --
Beneficial Conversion Feature,
  August Debenture                                      --        --        687,500              --           --            --
Beneficial Conversion Feature,
  December Debenture                                    --        --        357,143              --           --            --
Warrant Costs, Securities
  Purchase Agreement                                    --        --        494,138              --           --      (494,138)
Warrant Costs, Securities
  Purchase Agreement                                    --        --         37,025              --           --       (37,025)
Warrant Costs, August Debenture                         --        --         52,592              --           --            --
Warrant Costs, December Debenture                       --        --          4,285              --           --            --
Amortization of Warrant Costs,
  Securities Purchase Agreement                         --        --             --              --           --       102,674
Amortization of Deferred
  Compensation Cost                                     --        --             --              --       14,769            --
Compensation Expense Related to
  Modification of Existing Options                      --        --        210,144              --           --            --
Net Loss, Year Ended
  December 31, 1999                                     --        --             --      (6,174,262)          --            --
                                               -----------    ------    -----------    ------------     --------     ---------

Balance, December 31, 1999                     303,472,035     3,034     17,537,333     (19,725,238)          --      (428,489)
                                               -----------    ------    -----------    ------------     --------     ---------



            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2002



                                           Common Stock                                Deficit
                                    --------------------------                       Accumulated
                                    Amount                              Additional   During the        Discount
                                     Per                                 Paid-In     Development          on
                                    Share     Shares    Amount           Capital        Stage           Warrants
                                    -----     ------    ------         -----------  -------------    -------------

Balance, December 31, 1999                  303,472,035    $3,034    $ 17,537,333     $(19,725,238)  $  (428,489)

Issuance of Common Stock,
  Exercise of Options             0.1400        600,000         6          83,994               --            --
Issuance of Common Stock,
  Exercise of Options             0.1500      1,600,000        16         239,984               --            --
Issuance of Common Stock,
  Exercise of Options             0.1600        650,000         7         103,994               --            --
Issuance of Common Stock,
  Exercise of Options             0.1700        100,000         1          16,999               --            --
Issuance of Common Stock,
  Exercise of Options             0.2100        792,500         8         166,417               --            --
Issuance of Common Stock,
  Exercise of Options             0.2500      1,000,000        10         246,090               --            --
Issuance of Common Stock,
  Exercise of Options             0.2700        281,000         3          75,867               --            --
Issuance of Common Stock,
  Exercise of Options             0.3600        135,000         1          48,599               --            --
Issuance of Common Stock,
  Exercise of Warrants            0.2040        220,589         2          44,998               --            --
Issuance of Common Stock,
  Exercise of Warrants            0.2448        220,589         2          53,998               --            --
Issuance of Common Stock,
  Exercise of Warrants            0.2750         90,909         1          24,999               --            --
Issuance of Common Stock,
  Exercise of Warrants            0.3300         90,909         1          29,999               --            --
Issuance of Common Stock,
  Conversion of Debt              0.1400     35,072,571       351       4,907,146               --            --
Issuance of Common Stock,
  Conversion of Debt              0.1900      1,431,785        14         275,535               --            --
Issuance of Common Stock,
  Conversion of Debt              0.2000      1,887,500        19         377,481               --            --
Issuance of Common Stock,
  Conversion of Debt              0.3600         43,960        --          15,667               --            --
Issuance of Common Stock,
  Cashless Exercise of
  Warrants                                      563,597         6         326,153               --            --
Issuance of Common Stock,
  Services Rendered               0.4650        100,000         1          46,499               --            --
Private Placement of
  Common Stock                    0.2200     13,636,357       136       2,999,864               --            --
Private Placement of
  Common Stock                    0.3024      4,960,317        50       1,499,950               --            --
Private Placement of
  Common Stock                    0.4000     13,265,000       133       5,305,867               --            --
Cashless Exercise of
  Warrants                                           --        --        (326,159)              --            --
Beneficial Conversion Feature,
  January Debenture                                  --        --         386,909               --            --
Warrant Costs, Consulting
  Agreement                                          --        --         200,249               --            --
Warrant Costs, January
  Debenture                                          --        --          13,600               --            --
Warrant Costs, Private
  Placement                                          --        --       3,346,414               --     (3,346,414)
Recovery of Subscription
  Receivable Previously
  Written Off                                        --        --          19,000               --            --
Amortization of Warrant Costs,
  Securities Purchase
  Agreements                                         --        --              --               --       544,163
Compensation Expense Related
  to Modification of
  Existing Options                                   --        --       1,901,927               --            --
Net Loss                                             --        --              --       (9,354,664)           --
                                            -----------    ------    ------------     ------------   -----------

Balance, December 31, 2000                  380,214,618     3,802      39,969,373      (29,079,902)   (3,230,740)
                                            -----------    ------    ------------     ------------   -----------



            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2002




                                                Common Stock                                   Deficit
                                      -------------------------------                        Accumulated
                                      Amount                                Additional        During the        Discount
                                       Per                                   Paid-In          Development          on
                                      Share         Shares      Amount       Capital             Stage          Warrants
                                      -----         ------      ------     -----------       -------------    -------------


Balance, December 31, 2000                       380,214,618     $3,802     $ 39,969,373      $(29,079,902)     $(3,230,740)

Issuance of Common Stock,
  Exercise of Options                $0.2700          40,000          1           10,799                --               --
Issuance of Common Stock,
  Exercise of Options                 0.3600          20,000          1            7,199                --               --
Issuance of Common Stock,
  Cashless Exercise of Warrants                       76,411          1           77,491                --               --
Issuance of Common Stock,
  for Services Rendered               0.3500         100,000          1           34,999                --               --
Sale of Common Stock, for Cash        0.1500       6,666,667         66          999,933
Sale of Common Stock, for Cash        0.3000       2,000,000         20          599,980                --               --
Sale of Common Stock, for Cash        0.3200       3,125,000         31          999,969                --               --
Sale of Common Stock, for Cash        0.4000       1,387,500         14          554,986                --               --
Sale of Common Stock, for Cash        0.2700       9,666,667         96        2,609,904
Cashless Exercise of Warrants                             --         --          (77,491)               --               --
Warrant Costs, Private Placement                          --         --          168,442                --         (168,442)
Warrant Costs, Private
  Equity Line of Credit                                   --         --        1,019,153                --       (1,019,153)
Amortization of Warrant Costs,
  Securities Purchase Agreements                          --         --               --                --          985,705
Credit Arising from Modification
  of Option Terms                                         --         --          691,404                --               --
Net Loss, Year Ended
  December 31, 2001                                       --         --               --       (11,715,568)              --
                                                 -----------     ------     ------------      ------------      -----------

Balance, December 31, 2001                       403,296,863      4,033       47,666,141       (40,795,470)      (3,432,630)
                                                 -----------     ------     ------------      ------------      -----------



            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2002



                                                   Common Stock                                    Deficit
                                        ---------------------------------                        Accumulated
                                        Amount                               Additional           During the          Discounts
                                          Per                                  Paid-In            Development            on
                                         Share      Shares        Amount       Capital               Stage             Warrants
                                        --------  -----------     -------    -----------          ------------      --------------


Balance, December 31, 2001                         403,296,863      $4,033      $  47,666,141      $(40,795,470)      $(3,432,630)

Sale of Common Stock, for Cash         0.1500        9,999,999         100          1,499,900
Sale of Common Stock, for Cash         0.1109       17,486,491         175         1,938,8130
Issuance of Common Stock,
  Conversion of Debt                   0.1100          909,091           9             99,991
Warrant Costs, Termination
  Agreement                                                                           190,757
Options Granted for Consulting
  Services                                                                            246,822
Credit Arising from Modification
  of Option Terms                                                                     177,963
Amortization of Warrant Costs,
  Securities Purchase Agreements                            --          --                 --                --           483,614
Beneficial Conversion feature,
  May Debenture                                                                        55,413
Net Loss, Six Month Period
  Ended June 30, 2002                                       --          --                 --        (5,569,481)               --
                                                   -----------      ------      -------------      ------------       -----------

Balance, June 30, 2002                             431,692,444      $4,317      $  51,875,800      $(46,364,951)      $(2,949,016)
                                                   ===========      ======      =============      ============       ===========



            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                                      Inception
                                                                                    Six Months Ended                (February 20,
                                                                                          June 30,                     1984) to
                                                                                 -----------------------------         June 30,
                                                                                    2002              2001               2002
                                                                                 -----------       -----------       ------------
Cash Flows from Operating Activities:
   Net loss                                                                      $(5,569,481)      $(4,940,697)      $(46,364,951)
                                                                                 -----------       -----------       ------------
   Adjustments to reconcile net loss to net cash used by operating activities:
         Depreciation                                                                469,735           229,092          1,910,524
         Amortization of debt issue costs                                              8,370             6,974            802,929
         Amortization of deferred interest cost on beneficial
            conversion feature                                                        14,884                --          3,833,547
         Amortization of discount on warrants                                        483,614           457,423          2,519,012
         Amortization of discount on warrants - consulting services                       --                --            230,249
         Amortization of deferred compensation cost                                       --                --            760,500
         Issuance of common stock for debenture interest                               1,753                --             77,965
         Compensation expense for options and warrants                               615,542           357,975          5,005,017
         Changes in operating assets and liabilities:
            Increase in other current assets                                         (72,766)          (83,419)          (165,922)
            Increase in other assets                                                 (72,389)          (25,098)        (1,620,616)
            Increase (decrease) in accounts payable and accrued liabilities         (864,563)          169,483            985,343
                                                                                 -----------       -----------       ------------
                  Total adjustments                                                  584,180         1,112,430         14,338,548
                                                                                 -----------       -----------       ------------
                  Net cash used by operating activities                           (4,985,301)       (3,828,267)       (33,612,403)
                                                                                 -----------       -----------       ------------

Cash Flows from Investing Activities:
   Purchase of investments                                                                --                --         (6,292,979)
   Proceeds from sale of investments                                                      --                --          6,292,979
   Acquisition of property and equipment                                             (52,354)         (903,898)        (4,108,023)
                                                                                 -----------       -----------       ------------
                  Net cash used by investing activities                              (52,354)         (903,898)        (4,108,023)
                                                                                 -----------       -----------       ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of convertible debt                                        500,000                --         10,000,000
   Proceeds from sale of securities, net of issuance costs                         3,438,988            83,000         26,739,046
   Payments under capital lease                                                      (77,285)          (28,688)          (244,887)
   Payments on note payable                                                          (13,790)          (10,438)           (68,666)
   Recovery of subscription receivable written off                                        --                --             19,000
                                                                                 -----------       -----------       ------------
                  Net cash provided by financing activities                        3,847,913            43,874         36,444,493
                                                                                 -----------       -----------       ------------

Net Increase (Decrease) in Cash and Cash Equivalents                              (1,189,742)       (4,688,291)          357,975

Cash and Cash Equivalents, Beginning                                               1,499,809         5,962,633           310,067
                                                                                 -----------       -----------       ------------

Cash and Cash Equivalents, Ending                                                $   310,067       $ 1,274,342       $   310,067
                                                                                 ===========       ===========       ============

Supplemental Schedule of Non-Cash Investing and Financing Activities:
   A capital lease obligation of approximately $140,000 was incurred during the six months ended June 30, 2002 when the Company entered into a lease for new equipment.



            See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)



NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements at June 30, 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2002 and results of operations for the three months and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. All such adjustments are of a normal recurring nature. Certain general and administrative expenses from inception relating to consulting services were reclassified to compensation expense for options and warrants to be consistent with current presentation. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


NOTE 2.  COMMITMENTS AND CONTINGENCIES

         LIQUIDITY

         The Company has accumulated net losses of approximately $46,000,000 during its history. The Company is dependent upon registration of Product R for sale before it can begin commercial operations. As used in this report, the term Product R refers to the current formulation as well as the former formulation, which is known by the trade name Reticulose(R). The Company's cash position is currently inadequate to pay all the costs associated with the full range of testing and clinical trials including the trials required by the FDA. Unless and until Product R is approved for sale in the United States or another industrially developed country, the Company will be dependent upon the continued sale of its securities, debt or equity financing for funds to meet its cash requirements.

         In February 2001, the Company entered into a private equity line of credit agreement to sell up to $50,000,000 of common stock (see Note 4
         - Private Equity Line of Credit). The Company received cash proceeds of $2,610,000 from various stock purchase agreements in December 2001. During the six months of 2002, the Company entered into stock purchase agreements dated February 7, 2002, February 21, 2002, March 22, 2002, April 12, 2002 and a Convertible Debenture agreement dated May 30, 2002 resulting in cash proceeds of $3,939,000. During July 2002, the Company entered into Convertible Debenture agreements resulting in cash proceeds of $1,500,000.

         Management believes that cash flows from sales of securities and from current financing arrangements will be sufficient to fund operations for the next year. These cash flows from securities are dependent upon the Company's ability to satisfy the conditions precedent to draw on the equity line of credit and receive the full amount of proceeds or the company's ability to sell its common stock or convertible debentures or all of the above. Management intends to continue

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         LIQUIDITY

         to sell the Company's securities in an attempt to meet its cash flow requirements; however, no assurance can be given that equity or debt financing, if and when required, will be available. There can be no assurance that the Company can maintain operations at its current levels and therefore may need to reduce certain operating costs.

         POTENTIAL CLAIM FOR ROYALTIES

         The Company may be subject to claims from certain third parties for royalties due on sale of the Company's product. The Company has not as yet received any notice of claim from such parties.

         PRODUCT LIABILITY

         The Company is unaware of any claims or threatened claims since Reticulose(R) was initially marketed in the 1940's; however, one study noted adverse reactions from highly concentrated doses in guinea pigs. The study was performed utilizing the former formulation and not the current formulation. Therefore, the Company could be subjected to claims for adverse reactions resulting from the use of Product R. In the event any claims for substantial amounts were successful, they could have a material adverse effect on the Company's financial condition and on the marketability of Product R. As of the date hereof, the Company does not have product liability insurance for Product R. There can be no assurance that the Company will be able to secure such insurance in adequate amounts or at reasonable premiums if it determined to do so. Should the Company be unable to secure such product liability insurance, the risk of loss to the Company in the event of claims would be greatly increased and could have a material adverse effect on the Company.

         LACK OF PATENT PROTECTION

         The Company has six issued U.S. patents, some covering the composition of Product R and others covering various uses of the Product R. In addition, the Company has one issued Australian patent covering a use of Product R. Additionally, the Company has 15 pending U.S. patent applications and 21 pending foreign patent applications. The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing a similar product. There can be no assurance that issued patents as well as patents that may result from pending applications will be enforceable.

         RESEARCH AGREEMENTS

         ISRAEL STUDIES

         In January 2001, the Company entered into a 12 month agreement with the Weizmann Institute of Science, and Yeda, its developmental arm in Israel, to conduct research on the

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         RESEARCH AGREEMENTS (Continued)

         ISRAEL STUDIES (Continued)

         effects of Product R on the immune system, especially on T lymphocytes. In addition, scientists will explore the effects of Product R in animal models. The total cost to the Company of this research is expected to be $118,000. As of June 30, 2002, the Company advanced $118,000 for such research, which has been accounted for as research and development expense. On July 8, 2002 the Company extended the agreement with the Weizmann Institute of Science and Yeda. Under its provisions the study period is extended for another 12 months to July 7, 2003. The total cost to the Company of this additional research is expected to be $138,000 of which a down payment of $40,000 was paid during July 2002.

         In April 2001, the Company formalized a 12 month agreement with Selikoff Center in Israel to develop clinical trials in Israel using Product R. It is anticipated that these trials will support future FDA applications. The cost of the first phase of this research is expected to be $242,000. As of June 30, 2002, the Company advanced $242,000 for such research, which has been accounted for as research and development expense. The Company is in negotiations to extend the agreement with the Selikoff Center.

         CONSULTING AND EMPLOYMENT AGREEMENTS

         HIRSCHMAN AGREEMENT

         In May 1995, the Company entered into a consulting agreement with Shalom Hirschman, M.D., Professor of Medicine of Mt. Sinai School of Medicine, New York, New York and Director of Mt. Sinai's Division of Infectious Diseases, whereby Dr. Hirschman was to provide consulting services to the Company through May 1997. The consulting services included the development and location of pharmacological and biotechnology companies and assisting the Company in seeking joint ventures with and financing of companies in such industries. In connection with the consulting agreement, the Company issued to Dr. Hirschman 1,000,000 shares of the Company's common stock and the option to acquire 5,000,000 shares of the Company's common stock for a period of three years as per the vesting schedule as referred to in the agreement, at a purchase price of $0.18 per share. As of June 30, 2002, 900,000 shares have been issued upon exercise of these options for cash consideration of $162,000 under this Agreement.

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

         commencing March 24, 1996 and ending February 17, 2008 at an exercise price of $0.19 per share; (ii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1997 and ending February 17, 2008 at an exercise price of $0.27 per share; and (iii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1998 and ending February 17, 2008 at an exercise price of $0.36 per share. In addition, the Company has agreed to cause the shares underlying these options to be registered so long as there is no cost to the Company.

         Dr. Hirschman assigned to third parties unaffiliated with the Company options to acquire an aggregate of three million shares of the Company's common stock, all of which assigned options have expired and are no longer exercisable.

         Effective December 31, 2001, the remaining unexercised $0.27 and $0.36 options, which had been extended to December 31, 2001, were further extended to June 30, 2002 at exercise prices of $0.28 and $0.37, respectively. As a result of this modification of the option terms, the fair value of the options was estimated to be $6,158 based on a financial analysis of the terms of the options using the Black-Scholes pricing model with the following assumptions: expected volatility of 80%; risk free interest rate of 5%. This amount has been charged to compensation expense related to modification of existing option terms during the year ended December 31, 2001. Effective June 30, 2002, the remaining unexercised $0.27 and $0.36 options were extended to December 31, 2002. As a result of this modification of the option terms, the fair value of the options was estimated to be $3,895 based on a financial analysis of the terms of the options using the Black-Scholes pricing model with the following assumptions: expected volatility of 117%; risk free interest rate of 1.7%. This amount has been charged to compensation expense related to modification of existing option terms during the quarter ended June 30, 2002.

         In May 2000, the Company and Dr. Hirschman entered into a second amended and restated employment agreement (the "Agreement") which supersedes in its entirety the July 1998 Employment Agreement. Pursuant to this Agreement, Dr. Hirschman was employed to serve as Chief Executive Officer and President of the Company until December 31, 2002, provided, however, the Agreement is extended automatically by one year, each year, unless notice of termination has been given by either Dr. Hirschman or the Company. In July 2002, the Company notified Dr. Hirschman that the Agreement will not be extended subsequent to December 31, 2004. The Agreement provides for Dr. Hirschman to receive an annual base salary of $361,000 (effective January 1, 2000), use of an automobile, major medical, disability, dental and term life insurance benefits for the term of his employment and for the payment of $100,000 to Dr. Hirschman on the earlier to occur of (i) the date an IND number is obtained from and approved by the FDA so that human research may be conducted using Product R; or (ii) the execution of an agreement relating to co-marketing pursuant to which

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         HIRSCHMAN AGREEMENT (Continued)

         one or more third parties commit to make payments to the Company of at least $15 million. On September 4, 2001, the Company received an IND number from the FDA. Therefore, of the $100,000 described above, $25,000 was paid as of December 31, 2001 with an additional $25,000 paid through June 30, 2002.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         OTHER EMPLOYEES

         On January 3 and December 29, 2000, the Company issued to certain other employees stock options to acquire an aggregate of 430,000 and 716,000 shares of common stock at an exercise price of $0.21 and $0.328 per share, respectively. These options expire on January 2, 2010 and December 28, 2010, respectively, and vest in 20% increments at the end of each year for five years. The fair value of the these options was estimated to be $42,342 ($0.1721 per option share) and $117,893 ($0.2788 per option share), respectively, based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; a risk free interest rate of 6%; an expected life of ten years; and a termination rate of 10%. The Company is recognizing the fair value of the options as compensation costs on a pro-forma basis over a one year service period.

         In May 2002, the Company granted to certain of its employees options to purchase 274,000 shares of the Company's common stock. Such options have an exercise price of $0.17 per share, vest in 20% increments over a five year period commencing January 2003 through January 2012. The fair value of the these options was estimated to be $43,922 ($0.1603 per option share) and based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 117%; a risk free interest rate of 4.38%; an expected life of 9.6 years. The Company will recognize the fair value of the options as compensation costs on a pro-forma basis over 9.6 years (the term of the options).

         OPTIONS GRANTED TO MEMBERS OF THE BOARD OF DIRECTORS AND CERTAIN COMMITTEES

         In May 2002, the Company granted an aggregate of 4,150,000 options to purchase shares of the Company's Common stock to the certain Members of the Board of Directors and various committees of the Board of Directors. The exercise price was $0.12 per share exercisable 25% immediately, 25% on June 20, 2002, 25% on September 20, 2002 and 25% on December 20, 2002 through May 5, 2010. The fair value of the these options was estimated to be $455,249 ($0.1097 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 115%; a risk free interest rate of 4.88% and an expected life of eight years. The Company will recognize the fair value of the options as compensation costs on a pro-forma basis over an eight year period (the term of the options).

         In June 2002, the Company granted to Roy S. Walzer, a member of the Board of Directors and member of various committees of the Board, options to purchase 528,800 shares of common stock at an exercise price of $0.295 per share, which options are exercisable 25% immediately, 25% on September 9, 2002, 25% on December 9, 2002 and 25% on March 9, 2003 through June 9, 2010. The fair value of the these options was estimated to be $140,608 ($0.2659 per option share) based upon a financial analysis of the terms of the options using

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         OPTIONS GRANTED TO MEMBERS OF THE BOARD OF DIRECTORS AND CERTAIN COMMITTEES (Continued)

         the Black-Scholes Pricing Model with the following assumptions: expected volatility of 115%; a risk free interest rate of 4.88% and an expected life of eight years. The Company will recognize the fair value of the options as compensation costs on a pro-forma basis over an eight year period (the term of the options).

         Financial reporting of the Hirschman, Gallantar, other employees and Members of the Board of Directors and committees of the Board of Directors has been prepared pursuant to the Company's policy of following APB No. 25, and related interpretations, in accounting for its employee stock options. Accordingly, the following pro forma financial information is presented to reflect amortization of the fair value of the options.


                                                As Reported for the Six Months         Pro forma           As
                                                     Ended June 30, 2002               Adjustment       Adjusted
                                                -------------------------------        ----------       --------

              Net loss                                   $(5,569,481)                   $(1,140,420)   $(6,709,901)
                                                          ==========                    ===========    ===========
              Net loss per share                          $    (0.01)                   $     (0.01)   $     (0.02)
                                                          ==========                    ===========    ===========


                                               As Reported for the Three Months        Pro forma           As
                                                     Ended June 30, 2001               Adjustment       Adjusted
                                                -------------------------------        ----------       --------

              Net loss                                   $(4,940,697)                 $  (1,187,322)   $(6,128,019)
                                                          ==========                    ===========    ===========
              Net loss per share                         $     (0.01)                  $      (0.01)   $     (0.02)
                                                          ==========                    ===========    ===========

         There were no other options outstanding that would require pro forma presentation.

         COHEN AGREEMENTS

         In July 1994, in consideration for services related to the introduction, negotiation and execution of a distribution agreement, the Company issued: (i) to Mr. Cohen, an additional 2,500,000 shares (the "April 1994 Cohen Shares") and (ii) to each of Elliot Bauer and Lee Rizzuto, 625,000 shares (the "Bauer and Rizzuto Shares") as well as options to acquire an additional 5,000,000 shares each at $0.10 per share exercisable through May 1, 1996 (the "Bauer and Rizzuto Options"). Pursuant to several amendments, the remaining Bauer options were exercisable through June 30, 2000 at an option price of $0.14. The fair value of these options was estimated to be $116,101 ($0.0541 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following Through June 30, 2001, 2,855,000 shares were issued pursuant to the exercise of the Bauer and Rizzuto Options for an aggregate exercise price of $285,500. Mr. Rizzuto sold all of his shares and all shares underlying his options. Pursuant to several amendments, the remaining Bauer options were exercisable through June 30, 2002 at an option price of $0.19. As a result

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         COHEN AGREEMENTS

         of this modification of the option terms, the fair value of the options was estimated to be $318,359 based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; risk free interest rate of 5%. This amount was charged to compensation expense related to the modification of existing option terms during the year ended December 31, 2001. Effective June 30, 2002, the remaining unexercised $0.19 options were extended to December 31, 2002. As a result of this modification of the option terms, the fair value of the options was estimated to be $174,068 based on a financial analysis of the terms of the options using the Black-Scholes pricing model with the following assumptions: expected volatility of 117%; risk free interest rate of 1.7%. This amount has been charged to compensation expense related to modification of existing option terms during the quarter ended June 30, 2002. Through June 30, 2002, 6,650,500 shares were issued pursuant to the exercise of the Bauer and Rizzuto Options for an aggregate exercise price of $696,050.

         GLOBOMAX AGREEMENT

         In January 1999, the Company entered into a consulting agreement with GloboMax, LLC to provide services at hourly rates established by the contract to the Company's Investigational New Drug application submission and to perform all work that is necessary to obtain FDA approval. In addition, GloboMax and its subcontractors are assisting the Company in conducting Phase 1 and planned Phase 2 clinical trials for Product R. The contract was extended by mutual consent of both parties. The Company has incurred approximately $5,114,000 for services rendered and reimbursement of expenses by GloboMax and its subcontractors through June 30, 2002, of which $681,000 and $84,000 was incurred during the three and six month periods, respectively.

         HARBOR VIEW AGREEMENT

         In February 2000, the Company entered into a consulting agreement with Harbor View Group, Inc. for past and future consulting services related to corporate structure, financial transactions, public relations and other matters through December 31, 2000.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         HARBOR VIEW AGREEMENT (Continued)

         In May 2002, the Company entered into an agreement with Harbor View Group, Inc., which terminated all consulting agreements with Harbor View Group, Inc. as of December 31, 2001. In consideration for consulting services provided by Harbor View to the Company from January 2002 to May 2002, the Company granted to Harbor View warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.18 per share. The warrants are exercisable in whole or in part at any time and from time to time prior to May 30, 2008. The fair value of the warrants was estimated to be $190,757 ($0.1908 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 117%; a risk free interest rate of 4.38% and an expected holding period of eight years. This amount was charged to compensation expense for options and warrants during the quarter ended June 30, 2002.

         In May 2002, the Company granted to members of its of the Scientific Advisory Board and Business Advisory Board options to purchase an aggregate of 2,250,000 shares of common stock at an exercise price of $0.12 per share, which options are exercisable 25% immediately, 25% on June 20, 2002, 25% on September 20, 2002 and 25% on December 20, 2002 through May 5, 2010. The fair value of the options was estimated to be $246,822 ($0.1097 per option) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 115%; a risk free interest rate of 4.88% and an expected holding period of eight years. This amount was charged to compensation expense for options and warrants during the quarter ended June 30, 2002.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  STATUS OF FDA FILINGS AND CLINICAL TRIALS

         On July 30, 2001, the Company submitted an Investigational New Drug
         (IND) application to the United States Food and Drug Administration
         (FDA) to begin Phase 1 clinical trials of Product R as a topical treatment for genital warts caused by human papilloma virus (HPV) infection. In September 2001, the FDA cleared the Company's IND application for Product R to begin Phase 1 clinical trials. The Company has commenced these clinical trials. The Phase 1 initial trials are placebo controlled, open label, dose escalation safety studies in healthy volunteers. These studies are being conducted in the United States under the supervision of GloboMax, LLC. On April 12, 2002, the Company successfully completed Phase 1 studies and has begun to recruit clinical sites to perform clinical Phase 2 trials to investigate the efficacy and dosages of Product R in the topical treatment of genital warts. Phase 2 trials are pivotal clinical investigations designed to establish the efficacy and safety of Product R.

         In June 2002, the Israeli Ministry of Health approved the testing of Product R in the following injectable studies:

         o Phase I/II study in patients needing Salvage Therapy for AIDS. The Israeli Ministry of Health has approved these clinical trials for patients who have failed highly active anti-retroviral therapy (HAART) and require salvage therapy. The Company believes that Product R may have three major beneficial effects in patients with AIDS. First its therapeutic effects on the body wasting (cachexia) seen in patients with AIDS. Second, the mitigation of the toxicity of drugs included in HAART regimens for the treatment of AIDS. Third, Product R appears to act synergistically with drugs used in HAART regimens to suppress the replication of HIV and increase the CD4 and CD8 cell counts in patients with AIDS. Thus Product R may prove to be an important "enabler" drug in the treatment of AIDS.

         o Phase I study in Leukemia and Lymphoma Patients. The supreme medical ethics committee (Helsinki Committee) of the Israeli Ministry of Health has approved this clinical trial for the study of the treatment with injectable Product R of patients with hematopoietic and lymphoid tumors, including acute lymphocytic leukemia, Hodgkin's disease and non-Hodgkin's lymphoma, who also manifest symptoms of cachexia, that is, severe weight loss and body wasting.

         o Phase I study in patients with Solid Tumors. The Israeli Ministry of Health has approved these clinical trials for the study of the treatment with injectable Product R of body wasting (cachexia) in patients with solid tumors such as colonic, lung breast, stomach and kidney cancers.

         The Company anticipates that these clinical trials will help facilitate the planned injectable investigational new drug (IND) application process for Product R in the U.S. with the U.S. Food and Drug Administration (FDA).

         The Company may not be able to raise the funds it currently needs to begin or complete the planned topical Phase 2 clinical trials or the injectable clinical trials in Israel. While the Company continues to attempt to secure funds through the sale of its securities, there is no assurance that such funds will be raised on terms beneficial to the Company, if at all.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 4.  SECURITIES PURCHASE AGREEMENTS

         CONVERTIBLE DEBENTURES AND WARRANTS

         In connection with the issuance of several convertible debentures sold during the years 1997 to 2000, which have all been fully converted to shares of the Company's common stock, the Company issued warrants to purchase common stock. As of June 30, 2002, approximately 4.3 million warrants are outstanding with expiration dates through 2009.

         During the second quarter of 2002, the Company issued to certain investors, the 5% convertible debentures at par in private placements. Under the terms of each 5% convertible debenture, 20% of the original issue is convertible on the original date of issue at a price equal to the closing bid price quoted on the OTC Bulletin Board on the preceding trading day (except for the Rushing/Simoni issuance which had an initial conversion price of $0.11 per share). Thereafter, 20% of the principal balance may be converted at six month intervals at a conversion price equal to the higher of (i) 90% of the average closing bid price for the five trading days prior to the conversion date (the "Market Price"); or (ii) ten cents ($0.10) which amount is subject to certain adjustments. The convertible debentures, including interest accrued thereon, are payable by Advanced Viral in shares of common stock and mature two years from the date of issuance. The shares issued upon conversion of the debentures cannot be sold or transferred for a period of one year from the applicable vesting date of the convertible portion of the debentures. Based on the terms for conversion associated with this Debenture, there was an intrinsic value associated with the beneficial conversion feature of approximately $55,000 which was recorded as deferred interest expense and is presented as a discount on the convertible debenture. This amount will be amortized over an expected holding period of two years. Of this amount, $15,000 has been amortized to interest expense at June 30. 2002.

         o In May 2002, the Company sold to O. Frank Rushing and Justine Simoni $500,000 principal amount of the Company's 5% convertible debenture. On June 3, 2002, the holder converted the first 20% ($100,000) into 909,091 shares of common stock at a conversion price of $0.11 per share.

             SUBSEQUENT FINANCINGS

         Subsequent to June 30, 2002, the Company issued 5% convertible debentures as follows:

         o In July 2002, the Company sold to James F. Dicke II, a member of our Board of Directors, $1,000,000 principal amount of the Company's 5% convertible debenture. On July 3, 2002, Mr. Dicke converted the first 20% ($200,000) for 1,299,545 shares of common stock at a conversion price of $0.1539 per share.

         o In July 2002, the Company sold to Peter Lunder, a member of our Business Advisory Board $500,000 principal amount of the Company's 5% convertible debenture. No conversion has taken place to date.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 4.  SECURITIES PURCHASE AGREEMENTS (Continued)

         STOCK PURCHASE AGREEMENTS

         Pursuant to several securities purchase agreements issued during 1999 through 2001, the Company issued warrants to purchase the Company's common stock. Through December 31, 2001, the Company issued an aggregate of 44,724,652 shares of its common stock for cash consideration of $12,773,500 under these securities purchase agreements. As of June 30, 2002, under these securities purchase agreements, approximately 30 million warrants are outstanding with expiration dates through 2006.

         During the first quarter of 2002, under several stock purchase agreements, the Company sold an aggregate of 9,999,999 shares of its common stock at $0.15 per share, for cash consideration of $1,500,000.

         On April 12, 2002, pursuant to stock purchase agreements with various institutional investors, the Company issued 17,486,491 shares of its common stock at a market price of $0.11089 per share and received net proceeds of $1,938,987.

         PRIVATE EQUITY LINE OF CREDIT

         On February 9, 2001, the Company entered into an equity line of credit agreement with Cornell Capital Partners, LP, an institutional investor, to sell up to $50,000,000 of the Company's common stock. The line of credit expires August 14, 2003. Under such agreement, the Company may exercise "put options" to sell shares for certain prices based on certain average trading prices. Upon signing this agreement, the Company issued to its placement agent, May Davis Group, Inc., and certain investors, Class A warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price of $1.00 per share, exercisable in part or whole until February 9, 2006, and Class B warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price equal to the greater of $1.00 or 110% of the bid price on the applicable advance date. Such Class B warrants are exercisable pro rata with respect to the number of warrant shares as determined by the fraction of the advance payable on that date as the numerator and $20,000,000 as the denominator multiplied by 5,000,000 until sixty (60) months from the date of issuance.

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

         Our operations over the last five years have been limited principally to research, testing and analysis of Product R in the United States, either IN VITRO (outside the living body in an artificial environment, such as in a test tube), or on animals, and engaging others to perform testing and analysis of Product R on human patients outside the United States. On July 30, 2001, we submitted an IND application to the FDA to begin Phase 1 clinical trials of Product R as a topical treatment for genital warts caused by the human papilloma virus (HPV) infection. Our Phase 1 studies were performed in the United States on human patients. In September 2001, the FDA cleared the IND application to begin Phase 1 clinical trials. In March 2002, we completed the Phase 1 trials and submitted to the FDA the results, which indicated that Product R was safe and well tolerated dermatologically in all the doses applied in the study. In April 2002 we began to recruit clinical sites to perform Phase 2 clinical trials with Product R in patients with genital warts in the United States. During the course of Phase 2, the efficacy of Product for the topical therapy of genital warts will be investigated in various doses.

         In June 2002 the Israeli Ministry of Health approved the testing of Product R in the following injectable clinical trials:

         o PHASE I/II STUDY IN PATIENTS NEEDING SALVAGE THERAPY FOR AIDS. The Israeli Ministry of Health has approved these clinical trials for patients who have failed highly active anti-retroviral therapy (HAART) and require salvage therapy. We believe that Product R may have three major beneficial effects in patients with AIDS: First, its therapeutic effects on the body wasting (cachexia) seen in patients with AIDS. Second, the mitigation of the toxicity of drugs included in HAART regimens for the treatment of AIDS. Third, Product R appears to act synergistically with drugs used in HAART regimens to suppress the replication of HIV and increase the CDJ and CD8 cell counts in patients with AIDS. Thus, we believe that Product R may prove to be an important "enabler" drug in the treatment of AIDS.

         o PHASE I STUDY IN LEUKEMIA AND LYMPHOMA PATIENTS. The supreme medical ethics committee (Helsinki Committee) of the Israeli Ministry of Health has approved this clinical trial for the study of the treatment with injectable Product R of patients with hematopoietic and lymphoid tumors, including acute lymphocytic leukemia, Hodgkin's disease and non-Hodgkin's lymphoma, who also manifest symptoms of cachexia, that is, severe weight loss and body wasting.

         o PHASE I STUDY IN PATIENTS WITH SOLID TUMORS. The Israeli Ministry of Health has approved these clinical trials for the study of the treatment with injectable Product R of body wasting (cachexia) in patients with solid tumors such as colonic, lung breast, stomach and kidney cancers.

         We anticipate that the clinical trials in Israel will help facilitate the planned investigational new drug (IND) application process for injectable Product R with the FDA.

         On July 8, 2002, we extended an agreement with the Weizmann Institute of Science and Yeda its developmental arm in Israel, to conduct research on the effects of Product R on the immune system, especially on T lymphocytes. In addition, scientists will explore the effects of Product R in animal models. Under its provisions the study period is extended for another twelve months to July 7, 2003. Total costs incurred in connection with this research is expected to be $138,000, of which a down payment of $40,000 was paid in July 2002.

         Whether we will be able to proceed with Phase 2 clinical trials of Product R for topical therapy of genital warts and clinical trials in Israel for injectable Product R is dependent upon our ability to secure sufficient funds. If sufficient funds do not become available, we will have to curtail our operations by, among other things, limiting our clinical trials for Product R. We may not be able to raise the funds we currently need to begin or complete the planned topical Phase 2 or the injectable clinical trials in Israel for Product
R. Additional financing to fund subsequent clinical trials may not be available to us, which may force us to reduce our clinical trials and operations. While we continue to attempt to secure funds through the sale of our securities, there is no assurance that such funds will be raised on favorable terms, if at all.

         Our offices are located at 200 Corporate Boulevard South, Yonkers, New York 10701. Our telephone number is (914) 376-7383. We have also established a website: www.adviral.com. Information contained on our website is not a part of this report.

RESULTS OF OPERATIONS

         For the three and six months ended June 30, 2002, we incurred losses of approximately $2,696,000 and approximately $5,569,000 vs. approximately $2,199,000 and $4,941,000 for the three and six months ended June 30, 2001. Our increased losses were attributable primarily to:

         RESEARCH AND DEVELOPMENT EXPENSE. We had increased research and development expenses (approximately $ 878,000 and $2,539,000 during the three and six months ended June 30, 2002 vs. $904,000 and $2,143,000 for the three and six months ended June 30, 2001). Included in the research and development expenses are:

         o consulting expenses payable to GloboMax LLC, a firm assisting us with the preparation and filing with the FDA of the IND for Product R (approximately $ 85,000 and $994,000 for the three and six months ended June 30, 2002 vs. $355,000 and $1,079,000 for the three and six months ended June 31, 2001);

         o expenditures in connection with laboratory supplies (approximately $72,000 and $208,000 for the three and six months ended June 30, 2002 vs. $98,000 and $191,000 for the three months ended June 30,
            2001);

         o expenditures in connection with Product R research in Israel of $87,000 and $127,000 for the three and six months ended June 30, 2002 vs. $62,000 and $117,000 for the three and six months ended June 30, 2001. All expenditures in 2002 were to the Selikoff Center. For the three months ended June 30, 2001 expenditures were $32,000 for the Selikoff Center and $30,000 for the Weizmann Institute of Science. For the six months ended June 30, 2001 expenditures were $57,000 for the Selikoff Center and $60,000 for the Weizmann Institute of Science

         o additional expenditures for payroll, occupancy expenses and related costs for the Yonkers, New York facility of approximately $577,000, and $1,142,000 for the three and six months ended June 30, 2002 vs. $388,000 and $756,000 for the three and six months ended June 30, 2001. Included in such expenditures are payroll and taxes, which accounted for approximately $488,000 and $980,000 for the three and six months ended June 30, 2002 vs. $317,000 and 626,000 for the three and six months ended June 30, 2001. We have added staff in the scientific areas, including a Vice President of Drug Development and a Vice President of Quality Assurance; and

         o expenditures in connection with production process validation by outside consultants of $56,000 and $67,000 for the three and six months ended June 30, 2002 and $1,000 and $0 for the three and six months ended June 30, 2001;

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense was approximately $698,000 and $1,427,000 for the three and six months ended June 30, 2002 vs. $956,000 and $1,840,000 for the three and six months ended June 30, 2001. The decrease in general and administrative expenses primarily resulted from:

         o Decrease in professional fees of approximately $152,000 and $350,000 for the three and six months ended June 30, 2002 vs. $331,000 and $ 676,000 for the three and six months ended June 30, 2001 primarily attributable to certain legal fees for settlement negotiations which concluded in 2001 ($56,000 for the three and six months ended June 30, 2002 vs. $137,000 and $ 314,000 for the three and six months ended June 30, 2001) (See "Legal Proceedings").

         COMPENSATION EXPENSE FOR OPTIONS AND WARRANTS. Compensation expense was approximately $616,000 for the three and six months ended June 30, 2002 vs. $0 and $358,000 for the three and six months ended June 30, 2001. These amounts are the results of the calculation of the fair value of options, using the Black Scholes Pricing Model, resulting from extending the exercise date of a non-employee's options ($177,000), grant of options to members of our advisory boards ($247,000) and the issuance of warrants to an outside consultant, Harbor View Group, Inc. ($191,000).

         DEPRECIATION EXPENSE. Our increased losses during the three and six months ended June 30, 2002 are also due to increased depreciation expense (approximately $236,000 and $470,000 for the three and six months ended June 30, 2002 vs. $104,000 and $229,000 for the three and six months ended June 30, 2001) due to the purchase of additional research and laboratory equipment and leasehold improvements.

         INTEREST INCOME (EXPENSE). Interest income for the three and six months ended June 30, 2002 was approximately $3,000 and $5,000 for the three and six months ended June 30, 2002 vs. $28,000 and $97,000 for the three and six months ended June 30, 2001. Our losses during the three and six months ended June 30, 2002 are also due to interest expense (approximately $270;000 and $523,000 for the three and six months ended June 30, 2002 vs. $272,000 and $479,000 for the three and six months ended June 30, 2001). Included in the interest expense are:

         o amortization of discount on certain warrants (approximately $257,000 and $498,000 for the three and six months ended June 30, 2002 vs. $263,000 and $461,000 for the three and six months ended June 30,
            2001); and

         o amortization of loan costs and other interest expense (approximately $13,000 and $25,000 for the three and six months ended June 30, 2002 vs. $9,000 and $18,000 for the three and six months ended June 30,
            2001).

         REVENUES. We had no sales for the three and six months ended June 30, 2002 vs. $9,000 and $11,000 for the three and six months ended June 30, 2001. All sales during these periods were made to distributors purchasing Product R for testing purposes.

LIQUIDITY

         As of June 30, 2002, we had current assets of approximately $457,000 and compared to approximately $ 1,563,000 at December 31, 2001. We had total assets of approximately $4,125,000 and $5,449,000 at June 30, 2002 and December 31, 2001, respectively. The decrease in current and total assets was primarily attributable to the use of cash on hand to fund operating expenditures and property and equipment.

         During the six months ended June 30, 2002, we used cash of approximately $4,985,000 for operating activities, as compared to approximately $3,828,000 during the six months ended June 30, 2001. During the six months ended June 30, 2002, our expenses included:

         o approximately $1,483,000 for payroll and related costs primarily for administrative staff, scientific personnel and executive officers;

         o approximately $994,000 in consulting fees to GloboMax and its subcontractors

         o approximately $378,000 for other professional and consulting fees, including $56,000 for legal fees relating to the settlement agreement (See "Legal Proceedings");

         o  approximately $208,000 for laboratory supplies;

         o  approximately $285,000 for insurance costs;

         o approximately $210,000 for rent and utilities for our Yonkers facility; and

         o approximately $127,000 for expenditures for Product R research in Israel.

         During the six months ended June 30, 2002, cash flows provided by financing activities was primarily due to the proceeds from the sale of common stock of approximately $3,439,000, the issuance of a convertible debenture of $500,000 and principal payments of $91,000 on equipment obligations. During the six months ended June 30, 2002, cash flow used by investing activities were used for expenditures of approximately $52,000 for research and laboratory equipment at our Yonkers, New York facility.

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

         Advanced Viral has adopted a 401(k) plan that allows eligible employees to contribute up to 20% of their salary, subject to annual limits, which were $10,500 in 2001. We match 50% of the first 6% of the employee contributions with our common stock and may from time to time, at our discretion, make additional contributions based upon earnings. In May 2002 we funded our matching contribution of approximately $33,000 for the year ended December 31, 2001 by purchasing our common stock in open market transactions.

RECENT OPTION GRANTS

         At its May 1, 2002 Board of Directors meeting, the Board resolved to authorize the grant to members of the Board of Directors and members of our advisory boards of options to acquire up to 33,390,000 shares of our common stock (approximately 7% of our outstanding shares and currently exercisable options and warrants) over an 8-year period at such times and upon such terms and conditions as the Board determines from time to time in the future. Specifically, on May 6, 2002, we granted stock options to the following executive officers, directors and advisory board members. Except as noted below, all such stock options have anti-dilution rights and generally are exercisable 25% immediately, 25% on June 20, 2002, 25% on September 20, 2002 and 25% on December 20, 2002 through May 5, 2010.


                                                                                    SHARES
                                                                                  UNDERLYING     EXERCISE     TERM OF
           OPTION HOLDER                              POSITION                      OPTIONS       PRICE        OPTION
           -------------                              --------                      -------       -----        ------
Eli Wilner                          Secretary, Chairman of the Board, Member of      1,400,000    $0.12       8 years
                                    Executive Management Committee and Audit
                                    and Compensation Committee
..........................................................................................................................
James F. Dicke II                   Director, Member of Audit and Compensation         800,000    $0.12       8 years
                                    Committee
..........................................................................................................................
David Seligman                      Director, Member of Executive Management         1,200,000    $0.12       8 years
                                    Committee, Chairman of Audit and
                                    Compensation Committee
..........................................................................................................................
Nancy J. Van Sant (1)               Director                                           600,000    $0.12       8 years
..........................................................................................................................
Christopher Forbes                  Former Director (resigned 5/1/02)                  150,000    $0.12       8 years
..........................................................................................................................
George P. Canellos, M.D.            Member of Scientific Advisory Board                250,000    $0.12       8 years
..........................................................................................................................
Michael Harris, M.D.                Member of Scientific Advisory Board                250,000    $0.12       8 years
..........................................................................................................................
James D'Olimpio, M.D.               Member of Scientific Advisory Board                250,000    $0.12       8 years
..........................................................................................................................
Ms. Carol Armenti                   Member of Scientific Advisory Board                250,000    $0.12       8 years
..........................................................................................................................
Howard Young, M.D.                  Member of Scientific Advisory Board                250,000    $0.12       8 years
..........................................................................................................................
Mark H. Kaplan, M.D. (2)            Member of Scientific Advisory Board                250,000    $0.12       8 years
..........................................................................................................................
Albert Reichmann                    Member of Business Advisory Board                  250,000    $0.12       8 years
..........................................................................................................................
Jozef Straus, Ph.D., D.Sc. (Hon.)   Member of Business Advisory Board                  250,000    $0.12       8 years
..........................................................................................................................
Peter Lunder                        Member of Business Advisory Board                  250,000    $0.12       8 years
                                                                                       -------
..........................................................................................................................
TOTAL                                                                                6,400,000
..........................................................................................................................


-------------------------
(1) Ms. Van Sant's options are exercisable 25% immediately and 25% each quarter thereafter commencing on August 6, 2002.

(2) Dr. Kaplan became a member of our Scientific Advisory Board on May 15, 2002, and his stock options were granted on such date.

         In June 2002 the Company granted to Roy S. Walzer, a new member of the Board of Directors and member of various committees of the Board, options to purchase 528,800 shares of common stock at an exercise price of $0.295 per share. Such stock options have anti-dilution rights and are exercisable 25% immediately, 25% on September 9, 2002, 25% on December 9, 2002 and 25% on March 9, 2003 through June 9, 2010.

         In July 2002 the Company granted to Paul Bishop, a new member of the Board of Directors, options to purchase 238,356 shares of common stock at an exercise price of $0.17 per share. Such stock options have anti-dilution rights and are exercisable 25% immediately, 25% on October 29, 2002, 25% on January 29, 2003 and 25% on April 29, 2003 through July 28, 2010.

         The independent certified public accountants' report on our consolidated financial statements for the fiscal year ended December 31, 2001, includes an emphasis paragraph regarding certain liquidity considerations. Note 2 to the Consolidated Financial Statements states that our cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials of Product R required by the FDA, and, unless and until Product R is approved for sale in the United States or another industrially developed country, we may be dependent upon the continued sale of our securities, debt or equity financing for funds to meet our cash requirements. We believe that cash flows from sales of securities and from current financing arrangements will be sufficient to fund operations for the next year. These cash flows from securities are dependent upon our ability to satisfy the conditions precedent to draw on the equity line of credit and receive the full amount of proceeds or our ability to sell our common stock or convertible debentures or all of the above. We may not be able to raise the funds we currently need to begin or conclude the planned Phase 2 clinical trials for our current IND for the topical therapy of genital warts or the injectable clinical trials in Israel. There can be no assurances that we will maintain operations at current levels, and we may be required to curtail certain of our operations, including the testing and clinical trials of Product R. Although we may not be successful in doing so, we intend to continue to sell our securities in an attempt to mitigate the effects of our cash position. No assurance can be given that equity or debt financing, if and when required, will be available on satisfactory terms, if at all.

CAPITAL RESOURCES

         We have been dependent upon the proceeds from the continued sale of securities for the funds required to continue operations at present levels and to fund further research and development activities. The following table summarizes sales of our securities over the last two years.


                                                                                                      PURCHASE PRICE
                                                                      CONVERTIBLE/        CONVERSION PRICE/   MATURITY DATE/
           DATE ISSUED   GROSS PROCEEDS      SECURITY ISSUED         EXERCISABLE INTO       EXERCISE PRICE    EXPIRATION DATE
           -----------   --------------      ---------------         ----------------       --------------    ---------------
          Nov-2000 -         $5,371,000   common stock           13,427,500 shares      $0.40 per share            n/a
          Mar 2001                        warrants               4,028,250 shares       $0.48 per share         11/7/2005
                                                                 4,028,250 shares       $0.56 per share
          ....................................................................................................................
          Nov-2000           $1,500,000   common stock           4,960,317 shares       $0.3024 per share          n/a
          ....................................................................................................................
          Feb-2001          equity line   warrants               10,000,000 shares      $1.00 per share (1)      2/9/2006
          ....................................................................................................................
          Jul-2001           $1,000,000   common stock           3,125,000 shares       $0.32 per share            n/a
          ....................................................................................................................
          Jul-2001             $490,000   common stock           1,225,000 shares       $0.40 per share            n/a
                                          warrants               367,500 shares         $0.48 per share         7/27/2006
                                                                 367,500 shares         $0.56 per share
          ....................................................................................................................
          Aug-2001             $600,000   common stock           2,000,000 shares       $0.30 per share            n/a
          ....................................................................................................................
          Sep-2001           $1,000,000   common stock           6,666,667 shares       $0.15 per share            n/a
          ....................................................................................................................
          Dec-2001           $2,000,000   common stock           7,407,407 shares       $0.27 per share            n/a
          ....................................................................................................................
          Dec-2001             $410,000   common stock           1,518,519 shares       $0.27 per share            n/a
          ....................................................................................................................
          Dec-2001             $200,000   common stock           740,741 shares         $0.27 per share            n/a
          ....................................................................................................................
          Feb-2002             $500,000   common stock           3,333,333 shares       $0.15 per share            n/a
          ....................................................................................................................
          Feb-2002             $500,000   common stock           3,333,333 shares       $0.15 per share            n/a
          ....................................................................................................................
          Mar-2002             $500,000   common stock           3,333,333 shares       $0.15 per share            n/a
          ....................................................................................................................
          Apr-2002           $1,939,000   common stock           17,486,491 shares      $0.11089 per share         n/a
          ....................................................................................................................
          May-2002             $500,000   convertible debenture  $100,000 converted     (2)                     5/30/2004
                                                                 (909,091 shares)
          ....................................................................................................................
          May-2002        Consulting      Warrants               1,000,000 shares       $0.18 per share         5/30/2008
                           Services
          ....................................................................................................................
          Jul-2002           $1,000,000   convertible debenture  $200,000 converted     (3)                      7/3/2004
                                                                 (1,299,545 shares)
          ....................................................................................................................
          Jul-2002             $500,000   convertible debenture  Not yet converted      (4)                     7/15/2004
          ....................................................................................................................


-------------------------

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

(2) $0.11 per share for the first 20% of the principal balance of the Debenture, thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of (i) 90% of the average closing bid price for the five trading days prior to the conversion date (the "Market Price"); or (ii) ten cents ($0.10) which amount is subject to certain adjustments.

(3) $0.1539 per share for the first 20% of the principal balance of the Debenture, thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of (i) 90% of the Market Price; or (ii) ten cents ($0.10) which amount is subject to certain adjustments.

(4) $0.1818 per share for the first 20% of the principal balance of the Debenture, thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of (i) 90% of the Market Price; or (ii) ten cents ($0.10) which amount is subject to certain adjustments.

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

         As of June 30, 2002, we had incurred approximately $83,700 in fees in connection with the equity line of credit. Such fees have been deferred and are being amortized over the life of the line of credit.

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

         SHELF OFFERINGS. On March 31, 2000, we filed a shelf registration statement with the SEC relating to the offering of shares of our common stock to be used in connection with financings and resales of the shares issued thereunder by the recipients of such shares. As of the date of this prospectus, we have issued and sold approximately 53.9 million shares of our common stock and received proceeds of approximately $10.15 million under the shelf registration statement, as follows:

         o ROSEWORTH GROUP. On November 16, 2000, we entered into a securities purchase agreement with Roseworth Group Limited, a British Virgin Islands corporation and wholly-owned subsidiary of Creon Management, S.A., a British Virgin Islands corporation, whereby we agreed to sell 4,960,317 shares of our common stock at a price of $.3024 per share for an aggregate purchase price of $1,500,000.

         o On July 19, 2001, we entered into a stock purchase agreement with BNC Bach International, Ltd., a British Virgin Islands corporation, pursuant to which we issued and sold to BNC Bach 3,125,000 shares of our common stock at $0.32 per share for an aggregate purchase price of $1,000,000.

         o On August 20, 2001, we entered into a stock purchase agreement with BNC Bach pursuant to which we issued and sold to BNC Bach 2,000,000 shares of our common stock at $0.30 per share for an aggregate purchase price of $600,000.

         o On September 28, 2001, we entered into a stock purchase agreement with Cambois Finance, Ltd., a British Virgin Islands corporation and wholly-owned subsidiary of Creon Management, S.A., a British Virgin Islands corporation, discussed above, pursuant to which we issued and sold to Cambois 6,666,667 shares of our common stock at $0.15 per share for an aggregate purchase price of $1,000,000.

         o On December 18, 2001, we entered into a Stock purchase agreement with BNC Bach pursuant to which we issued and sold to BNC Bach 7,407,407 shares of our common stock at a negotiated price of $0.27 per share, for a total purchase price of $2,000,000.

         o On December 17, 2001, we entered into a Stock purchase agreement with Harbor View Group, Inc. pursuant to which we issued and sold to Harbor View 1,518,519 shares of our common stock at a negotiated price of $0.27 per share, for a total purchase price of $410,000.

         o On December 17, 2001, we entered into a Stock purchase agreement with Russel Kuhn pursuant to which we issued and sold to Mr. Kuhn 740,741 shares of our common stock at a negotiated price of $0.27 per share, for a total purchase price of $200,000.

         o On February 7, 2002, we entered into a stock purchase agreement with Roseworth Group Limited, a British Virgin Islands corporation and wholly-owned subsidiary of Creon Management, S.A., a British Virgin Islands corporation whose wholly-owned subsidiary, Cambois Finance, Ltd., is discussed above. Pursuant to the agreement we issued and sold to Roseworth Group 3,333,333 shares of our common stock at a negotiated price of $0.15 per share, for a total purchase price of $500,000.

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

         o On April 12, 2002, we issued and sold an aggregate of 17,486,491 shares of our common stock pursuant to subscription agreements with each of Alpha Capital AG (3,497,298 shares), Ellis Enterprises (1,311,487 shares), Kazi Management, Inc. (3,060,136 shares), Palisades Equity Fund L.P. (4,808,785 shares) and Stonestreet L.P. (4,808,785 shares), for net proceeds of approximately $1,939,000, or $0.11089 per share.

         HARBOR VIEW GROUP, INC. On May 30, 2002 we entered into an agreement with Harbor View Group, Inc to terminate a consulting agreement effective as of December 31, 2001. The consultant continued to perform services after the termination date and as full compensation we granted warrants to purchase 1,000,000 shares of our common stock at an exercise price of $0.18 per share. The warrants are exercisable in whole or in part at any time and from time to time prior to May 30, 2008.

         CONVERTIBLE DEBENTURES. During the second quarter of 2002, we issued to certain investors an aggregate of $2,000,000 principal amount of our 5% convertible debentures at par in several private placements. Under the terms of each 5% convertible debenture, 20% of the original issue is convertible on the original date of issue at a price equal to the closing bid price quoted on the OTC Bulletin Board on the preceding trading day (except for the Rushing/Simoni issuance which had an initial conversion price of $0.11 per share). Thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of (i) 90% of the average closing bid price for the five trading days prior to the conversion date (the "Market Price"); or
(ii) ten cents ($0.10) which amount is subject to certain adjustments. The convertible debentures, including interest accrued thereon, are payable by Advanced Viral in shares of common stock and mature two years from the date of issuance. The shares issued upon conversion of the debentures cannot be sold or transferred for a period of one year from the applicable vesting date of the convertible portion of the debentures. We issued our 5% convertible debentures as follows:

         o On May 30, 2002, we sold to O. Frank Rushing and Justine Simoni $500,000 principal amount of our 5% convertible debenture. On June 3, 2002, the holder converted the first 20% ($100,000) into 909,091 shares of common stock at a conversion price of $0.11 per share.

         o On July 3, 2002, we sold to James F. Dicke II, a member of our Board of Directors, $1,000,000 principal amount of our 5% convertible debenture. On July 3, 2002, Mr. Dicke converted the first 20% ($200,000) for 1,299,545 shares of common stock at a conversion price of $0.1539 per share.

         o On July 15, 2002, we sold to Peter Lunder, a member of our Business Advisory Board $500,000 principal amount of our 5% convertible debenture. No conversion has taken place to date.


OUTSTANDING SECURITIES

         As of August 14, 2002, in addition to the 432,991,989 shares of our common stock currently outstanding, we have: (i) outstanding stock options to purchase an aggregate of 55,8729,536 shares of common stock at exercise prices ranging from $0.12 to $0.36, of which 49,5429,109 are currently exercisable;
(ii) outstanding warrants to purchase an aggregate of 34,106,572 shares of common stock at prices ranging from $0.18 to $1.00, of which warrants to purchase 29,106,572 shares are currently exercisable; and (iii) up to 166,666,667 shares issuable under the equity line of credit, assuming a purchase price equal to $0.30.

         If all of the foregoing were fully issued, exercised and/or converted, as the case may be, we would receive proceeds of approximately $81.6 million, and we would have approximately 689 million shares of common stock outstanding. The sale or availability for sale of this number of shares of common stock in the public market could depress the market price of the common stock. Additionally, the sale or availability for sale of this number of shares may lessen the likelihood that additional equity financing will be available to us, on favorable or unfavorable terms. Furthermore, the sale or availability for sale of this number of shares could limit the annual amount of net operating loss carryforwards that could be utilized.

PROJECTED EXPENSES

         During the next 12 months, we expect to incur significant expenditures relating to operating expenses and expenses relating to regulatory filings and clinical trials for Product R. We currently do not have cash availability to meet our anticipated expenditures.

         We are currently seeking additional financing. We anticipate that we can continue operations through September 2002 with our current liquid assets, if none of our outstanding options or warrants are exercised or additional securities sold. Assuming we have satisfied the conditions precedent to draw on the equity line of credit, and if we receive the full amount of proceeds available from the equity line of credit, we can continue operations for at least an additional 12 months, if no options or warrants are exercised or additional securities sold. Any proceeds received from the exercise of outstanding options or warrants will contribute to working capital and increase our budget for research and development and clinical trials and testing, assuming Product R receives subsequent approvals to justify such increased levels of operation. The recent prevailing market price for shares of common stock has from time to time been below the exercise prices of certain of our outstanding options or warrants. As such, recent trading levels may not be sustained nor may any additional options or warrants be exercised. If none of the outstanding options or warrants are exercised, we do not draw down on the equity line of credit, and we obtain no other additional financing, in order for us to achieve the level of operations contemplated by management, management anticipates that we will have to limit operations. We anticipate that we will be required to sell additional securities to obtain the funds necessary to continue operations and further our research and development activities. We are currently seeking debt financing, licensing agreements, joint ventures and other sources of financing, but the likelihood of obtaining such financing on favorable terms is uncertain. Management is not certain whether, at present, debt or equity financing will be readily obtainable or whether it will be on favorable terms. Because of the large uncertainties involved in the FDA approval process for commercial drug use on humans, it is possible that we may never be able to sell Product R commercially.

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

                  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                  During the quarter ended June 30, 2002, no matters were submitted to a vote of security holders of the Registrant, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

                  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (1) Exhibits.

          (a)      See Financial Statements

          (b)      10.1  Termination Agreement dated May 30, 2002 between ADVR and Harbor View Group, Inc.

                   10.2 Securities Purchase Agreement dated May 30, 2002 between ADVR and O. Frank Rushing and Justine Simoni, as joint tenants.

                   10.3 Securities Purchase Agreement dated July 3, 2002 between ADVR and James F. Dicke III.

                   10.4 Securities Purchase Agreement dated July 15, 2002 between ADVR and Peter Lunder.

                   99.1  Certification by Chief Executive Officer.

                   99.2  Certification by Chief Financial Officer.

      (2) Reports on Form 8-K.

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


                                    ADVANCED VIRAL RESEARCH CORP.

Date: August 14, 2002               By: /s/ ALAN V. GALLANTAR
                                   --------------------------------------------
                                    Alan V. Gallantar, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)




                                    By: /s/ SHALOM Z. HIRSCHMAN, M.D.
                                   --------------------------------------------
                                    Shalom Z. Hirschman, President and Chief
                                    Executive Officer