Form 10-Q
period 2002-09-30
ADVANCED VIRAL RESEARCH CORP
filed 2002-11-15
CIK 786623

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ____________.

                        Commission File Number: 33-2262-A

                          ADVANCED VIRAL RESEARCH CORP.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                   59-2646820
     -------------------------------                 -----------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)


     200 CORPORATE BOULEVARD SOUTH, YONKERS, NEW YORK                  10701
     ------------------------------------------------                  -----
           Address of principal executive offices)                    Zip Code

                                 (914) 376-7383
              (Registrant's telephone number, including area code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

     The number of shares outstanding of the issuer's common stock, par value $.00001 per share as of November 14, 2002 was 455,523,990.

                          ADVANCED VIRAL RESEARCH CORP.

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002


                                TABLE OF CONTENTS




PART I.   FINANCIAL INFORMATION (UNAUDITED).......................................................................1

   Item 1.    Financial Statements (Unaudited)....................................................................1

   Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..............29

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................................41

   Item 4.    Controls and Procedures............................................................................41

PART II.  OTHER INFORMATION......................................................................................42

   Item 1.    Legal Proceedings..................................................................................42

   Item 2.    Changes in Securities and Use of Proceeds..........................................................42

   Item 3.    Defaults Upon Senior Securities....................................................................42

   Item 4.    Submission of Matters to Vote of Security Holders..................................................42

   Item 5.    Other Information..................................................................................42

   Item 6.    Exhibits and Reports On Form 8-K...................................................................42

   SIGNATURES 43

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.........................................44


PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements (unaudited)

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                                            Condensed
                                                                                                               from
                                                                                                              Audited
                                                                                                             Financial
                                                                                                             Statements
                                                                                 September 30,              December 31,
                                                                                      2002                     2001
                                                                                  ------------             ------------
                                                                                   (Unaudited)
                                        ASSETS
Current Assets:
   Cash and cash equivalents                                                      $  2,680,700             $  1,499,809
   Other current assets                                                                119,489                   63,162
                                                                                  ------------             ------------
         Total current assets                                                        2,800,189                1,562,971

Property and Equipment, Net                                                          2,602,980                3,000,583

Other Assets                                                                           973,608                  885,237
                                                                                  ------------             ------------
         Total assets                                                             $  6,376,777             $  5,448,791
                                                                                  ============             ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities                                       $    921,859             $  1,843,706
   Current portion of capital lease obligation                                         118,864                   64,197
   Current portion of note payable                                                      26,516                   24,246
                                                                                  ------------             ------------
         Total current liabilities                                                   1,067,239                1,932,149
                                                                                  ------------             ------------

Long-Term Liabilities:
   Convertible debentures, net                                                       1,592,043                       --
   Capital lease obligation, non-current portion                                        24,586                   42,370
   Note payable, non-current portion                                                    12,018                   32,198
                                                                                  ------------             ------------
        Total long-term liabilities                                                  1,628,647                   74,568
                                                                                  ------------             ------------

Commitments, Contingencies and Subsequent Events                                            --                       --

Stockholders' Equity:
   Common stock; 1,000,000,000 shares of $.00001 par value authorized,
      455,523,990 and  403,296,863 shares issued and outstanding                         4,555                    4,033
   Additional paid-in capital                                                       57,087,433               47,666,141
   Deficit accumulated during the development stage                                (48,762,695)             (40,795,470)
   Discount on warrants                                                             (4,648,402)              (3,432,630)
                                                                                  ------------             ------------
         Total stockholders' equity                                                  3,680,891                3,442,074
                                                                                  ------------             ------------
         Total liabilities and stockholders' equity                               $  6,376,777             $  5,448,791
                                                                                  ============             ============


           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                                                     Inception
                                                                                                                    (February 20,
                                                  Three Months Ended                 Nine Months Ended                 1984) to
                                                     September 30,                      September 30,               September 30,
                                           -------------------------------     -------------------------------     ---------------
                                                2002             2001              2002              2001               2002
                                           -------------     -------------     -------------     -------------     -------------
Revenues                                   $          --     $       2,454     $          --     $      13,937     $     231,892
                                           -------------     -------------     -------------     -------------     -------------

Costs and Expenses:
   Research and development                      978,658         1,141,046         3,517,924         3,283,918        17,393,748
   General and administrative                    745,450         1,212,370         2,172,205         3,052,515        18,241,388
   Compensation expense for
         options and warrants                     30,462            35,000           646,004           392,975         3,449,479
   Depreciation                                  259,082           141,679           728,817           370,771         2,169,696
                                           -------------     -------------     -------------     -------------     -------------
                                               2,013,652         2,530,095         7,064,950         7,100,179        41,254,311
                                           -------------     -------------     -------------     -------------     -------------

Loss from Operations                          (2,013,652)       (2,527,641)       (7,064,950)       (7,086,242)      (41,022,419)
                                           -------------     -------------     -------------     -------------     -------------

Other Income (Expense):
   Interest income                                 6,738            11,765            11,561           108,720           889,736
   Other income                                       --                --                --                --           120,093
   Interest expense                             (390,830)         (294,980)         (913,836)         (774,031)       (8,447,605)
   Severance expense - former directors               --                --                --                --          (302,500)
                                           -------------     -------------     -------------     -------------     -------------
                                                (384,092)         (283,215)         (902,275)         (665,311)       (7,740,276)
                                           -------------     -------------     -------------     -------------     -------------

Net Loss                                   $  (2,397,744)    $  (2,810,856)    $  (7,967,225)    $  (7,751,553)    $ (48,762,695)
                                           =============     =============     =============     =============     =============

Net Loss Per Share of Common
   Stock - Basic and Diluted               $       (0.01)    $       (0.01)    $       (0.02)    $       (0.02)
                                           =============     =============     =============     =============

Weighted Average Number of
   Common Shares Outstanding                 425,952,540       383,664,763       425,952,540       383,664,763
                                           =============     =============     =============     =============


           See notes to consolidated condensed financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

              INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2002



                                                                                                                      Deficit
                                                                                                                     Accumulated
                                                                  Amount           Common Stock        Additional     during the
                                                                    Per       ----------------------    Paid-In      Development
                                                                   Share         Shares       Amount     Capital         Stage
                                                                  ------      -----------    -------    ----------    --------
Balance, Inception (February 20, 1984) as Previously Reported                          --    $ 1,000    $       --    $ (1,000)

Adjustment for Pooling of Interests                                                    --     (1,000)        1,000          --
                                                                              -----------    -------    ----------    --------

Balance, Inception, as Restated                                                        --         --         1,000      (1,000)

Net Loss, Period Ended December 31, 1984                                               --         --            --     (17,809)
                                                                              -----------    -------    ----------    --------

Balance, December 31, 1984                                                             --         --         1,000     (18,809)

Issuance of Common Stock for Cash                                   $.00      113,846,154      1,138           170          --
Net Loss, Year Ended December 31, 1985                                                 --         --            --     (25,459)
                                                                              -----------    -------    ----------    --------

Balance, December 31, 1985                                                    113,846,154      1,138         1,170     (44,268)

Issuance of Common Stock - Public Offering                           .01       40,000,000        400       399,600          --
Issuance of Underwriter's Warrants                                                     --         --           100          --
Expenses of Public Offering                                                            --         --      (117,923)         --
Issuance of Common Stock, Exercise of "A" Warrants                   .03          819,860          9        24,587          --
Net Loss, Year Ended December 31, 1986                                                 --         --            --    (159,674)
                                                                              -----------    -------    ----------    --------

Balance, December 31, 1986                                                    154,666,014      1,547       307,534    (203,942)
                                                                              -----------    -------    ----------    --------

           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2002


                                                                                                                      Deficit
                                                                                                                     Accumulated
                                                               Amount           Comon Stock           Additional     during the
                                                                 Per       ----------------------      Paid-In       Development
                                                                Share         Shares       Amount      Capital          Stage
                                                               ------      -----------    -------     ----------     -----------
Balance, December 31, 1986                                                 154,666,014    $ 1,547     $ 307,534      $ (203,942)

Issuance of Common Stock, Exercise of "A" Warrants             $.03         38,622,618        386     1,158,321               -
Expenses of Stock Issuance                                                           -          -       (11,357)              -
Acquisition of Subsidiary for Cash                                                   -          -       (46,000)              -
Cancellation of Debt Due to Stockholders                                             -          -        86,565               -
Net Loss, Period Ended December 31, 1987                                            -          -             -         (258,663)
                                                                                    --         --            --        ---------

Balance, December 31, 1987                                                 193,288,632      1,933     1,495,063        (462,605)

Net Loss, Year Ended December 31, 1988                                              -          -             -         (199,690)
                                                                                    --         --            --        ---------

Balance, December 31, 1988                                                 193,288,632      1,933     1,495,063        (662,295)

Net Loss, Year Ended December 31, 1989                                              -          -             -         (270,753)
                                                                                    --         --            --        ---------

Balance, December 31, 1989                                                 193,288,632      1,933     1,495,063        (933,048)

Issuance of Common Stock, Expiration of Redemption
  Offer on "B" Warrants                                          .05         6,729,850         67       336,475               -
Issuance of Common Stock, Exercise of "B" Warrants               .05           268,500          3        13,422               -
Issuance of Common Stock, Exercise of "C" Warrants               .08            12,900          -         1,032               -
Net Loss, Year Ended December 31, 1990                                              -          -             -         (267,867)
                                                                                    --         --            --        ---------

Balance, December 31, 1990                                                200,299,882      2,003     1,845,992       (1,200,915)
                                                                          ------------     ------    ----------      -----------

           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2002


                                                                                                                      Deficit
                                                                                                                     Accumulated
                                                               Amount           Comon Stock           Additional     during the
                                                                 Per       ----------------------      Paid-In       Development
                                                                Share         Shares       Amount      Capital          Stage
                                                               ------      -----------    -------     ----------     -----------
Balance, December 31, 1990                                                  200,299,882    $ 2,003    $ 1,845,992    $ (1,200,915)

Issuance of Common Stock, Exercise of "B" Warrants               $ .05           11,400          -            420               -
Issuance of Common Stock, Exercise of "C" Warrants                 .08            2,500          -            200               -
Issuance of Common Stock, Exercise of Underwriters Warrants       .012        3,760,000         38         45,083               -
Net Loss, Year Ended December 31, 1991                                               -          -              -         (249,871)
                                                                                     --         --             --        ---------

Balance, December 31, 1991                                                  204,073,782      2,041      1,891,695      (1,450,786)

Issuance of Common Stock, for Testing                            .0405       10,000,000        100        404,900               -
Issuance of Common Stock, for Consulting Services                 .055          500,000          5         27,495               -
Issuance of Common Stock, Exercise of "B" Warrants                 .05        7,458,989         75        372,875               -
Issuance of Common Stock, Exercise of "C" Warrants                 .08        5,244,220         52        419,487               -
Expenses of Stock Issuance                                                                                 (7,792)
Net Loss, Year Ended December 31, 1992                                               -          -              -         (839,981)
                                                                                     --         --             --        ---------

Balance, December 31, 1992                                                  227,276,991      2,273      3,108,660      (2,290,767)

Issuance of Common Stock, for Consulting Services                 .055          500,000          5         27,495               -
Issuance of Common Stock, for Consulting Services                  .03        3,500,000         35        104,965               -
Issuance of Common Stock, for Testing                             .035        5,000,000         50        174,950               -
Net Loss, Year Ended December 31, 1993                                               -          -              -         (563,309)
                                                                           ------------     ------     ----------      ----------

Balance, December 31, 1993                                                  236,276,991      2,363      3,416,070       (2,854,076)
                                                                           ------------     ------     ----------      ----------


           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2002


                                                                                                        Deficit
                                                                                                       Accumulated
                                 Amount          Common Stock            Additional                     during the    Deferred
                                   Per     ------------------------       Paid-In      Subscription    Development  Compensation
                                  Share       Shares       Amount         Capital       Receivable        Stage         Cost
                                  -----    -----------   --- ------    ------------   ------------    ------------  ------------

Balance, December 31, 1993                 236,276,991   $      2,363   $  3,416,070   $         --    $ (2,854,076)    $ --

Issuance of Common Stock, for
  Consulting Services             $.05       4,750,000             47        237,453             --              --       --
Issuance of Common Stock,
  Exercise of Options              .08         400,000              4         31,996             --              --       --
Issuance of Common Stock,
  Exercise of Options              .10         190,000              2         18,998             --              --       --
Net Loss, Year Ended
  December 31, 1994                                 --             --             --             --        (440,837)      --
                                          ------------   ------------   ------------   ------------    ------------      ---

Balance, December 31, 1994                 241,616,991          2,416      3,704,517             --      (3,294,913)      --

Issuance of Common Stock,
  Exercise of Options              .05       3,333,333             33        166,633             --              --       --
Issuance of Common Stock,
  Exercise of Options              .08       2,092,850             21        167,407             --              --       --
Issuance of Common Stock,
  Exercise of Options              .10       2,688,600             27        268,833             --              --       --
Issuance of Common Stock, for
  Consulting Services              .11       1,150,000             12        126,488             --              --       --
Issuance of Common Stock, for
  Consulting Services              .14         300,000              3         41,997             --              --       --
Net Loss, Year Ended
  December 31, 1995                                 --             --             --             --        (401,884)      --
                                           ------------   ------------   ------------   ------------    ------------     ---

Balance, December 31, 1995                  251,181,774          2,512      4,475,875             --      (3,696,797)      --
                                           ------------   ------------   ------------   ------------    ------------      ---


           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2002

                                                                                                        Deficit
                                                                                                       Accumulated
                                 Amount          Common Stock            Additional                     during the    Deferred
                                   Per     ------------------------       Paid-In      Subscription    Development  Compensation
                                  Share       Shares       Amount         Capital       Receivable        Stage         Cost
                                  -----    -----------   --- ------    ------------   ------------    ------------  ------------

Balance, December 31, 1995                 251,181,774   $      2,512   $  4,475,875    $         --    $ (3,696,797)   $     --

Issuance of Common Stock,
  Exercise of Options            $.05        3,333,334             33        166,634              --              --          --
Issuance of Common Stock,
  Exercise of Options             .08        1,158,850             12         92,696              --              --          --
Issuance of Common Stock,
  Exercise of Options             .10        7,163,600             72        716,288              --              --          --
Issuance of Common Stock,
  Exercise of Options             .11          170,000              2         18,698              --              --          --
Issuance of Common Stock,
  Exercise of Options             .12        1,300,000             13        155,987              --              --          --
Issuance of Common Stock,
  Exercise of Options             .18        1,400,000             14        251,986              --              --          --
Issuance of Common Stock,
  Exercise of Options             .19          500,000              5         94,995              --              --          --
Issuance of Common Stock,
  Exercise of Options             .20          473,500              5         94,695              --              --          --
Issuance of Common Stock,
  for Services Rendered           .50          350,000              3        174,997              --              --          --
Options Granted                                     --             --        760,500              --              --    (473,159)
Subscription Receivable                             --             --             --         (19,000)             --          --
Net Loss, Year Ended
  December 31, 1996                                 --             --             --              --      (1,154,740)         --
                                          ------------   ------------   ------------    ------------    ------------    --------

Balance, December 31, 1996                 267,031,058          2,671      7,003,351         (19,000)     (4,851,537)   (473,159)
                                          ------------   ------------   ------------    ------------    ------------    --------


           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2002

                                                                                                        Deficit
                                                                                                       Accumulated
                                 Amount          Common Stock            Additional                     during the    Deferred
                                   Per     ------------------------       Paid-In      Subscription    Development  Compensation
                                  Share       Shares       Amount         Capital       Receivable        Stage         Cost
                                  -----    -----------   --- ------    ------------   ------------    ------------  ------------

Balance, December 31, 1996                  267,031,058   $ 2,671   $  7,003,351    $    (19,000)   $ (4,851,537)   $ (473,159)

Issuance of Common Stock,
  Exercise of Options              $.08       3,333,333        33        247,633              --              --            --
Issuance of Common Stock,
  Conversion of Debt                .20       1,648,352        16        329,984              --              --            --
Issuance of Common Stock,
  Conversion of Debt                .15         894,526         9        133,991              --              --            --
Issuance of Common Stock,
  Conversion of Debt                .12       2,323,580        23        269,977              --              --            --
Issuance of Common Stock,
  Conversion of Debt                .15       1,809,524        18        265,982              --              --            --
Issuance of Common Stock,
  Conversion of Debt                .16         772,201         8        119,992              --              --            --
Issuance of Common Stock,
  for Services Rendered             .41          50,000        --         20,500              --              --            --
Issuance of Common Stock,
  for Services Rendered             .24         100,000         1         23,999              --              --            --
Beneficial Conversion
  Feature, February Debenture                        --        --        413,793              --              --            --
Beneficial Conversion
  Feature, October Debenture                         --        --      1,350,000              --              --            --
Warrant Costs, February
  Debenture                                          --        --         37,242              --              --            --
Warrant Costs, October
  Debenture                                          --        --        291,555              --              --            --
Amortization of Deferred
  Compensation Cost                                  --        --             --              --              --       399,322
Imputed Interest on
  Convertible Debenture                              --        --          4,768              --              --            --
Net Loss, Year Ended
  December 31, 1997                                  --        --             --              --      (4,141,729)           --
                                           ------------   -------   ------------    ------------    ------------    ----------

Balance, December 31, 1997                  277,962,574     2,779     10,512,767         (19,000)     (8,993,266)      (73,837)
                                           ------------   -------   ------------    ------------    ------------    ----------

           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2002

                                                                                                        Deficit
                                                                                                       Accumulated
                                 Amount          Common Stock            Additional                     during the    Deferred
                                   Per     ------------------------       Paid-In      Subscription    Development  Compensation
                                  Share       Shares       Amount         Capital       Receivable        Stage         Cost
                                  -----    -----------   ----------    ------------   ------------    ------------  ------------

Balance, December 31, 1997                  277,962,574   $  2,779    $ 10,512,767    $    (19,000)   $ (8,993,266)   $ (73,837)

Issuance of Common Stock,
  Exercise of Options             $.12          295,000          3          35,397              --              --           --
Issuance of Common Stock,
  Exercise of Options              .14          500,000          5          69,995              --              --           --
Issuance of Common Stock,
  Exercise of Options              .16          450,000          5          71,995              --              --           --
Issuance of Common Stock,
  Exercise of Options              .20           10,000         --           2,000              --              --           --
Issuance of Common Stock,
  Exercise of Options              .26          300,000          3          77,997              --              --           --
Issuance of Common Stock,
  Conversion of Debt               .13        1,017,011         10         132,990              --              --           --
Issuance of Common Stock,
  Conversion of Debt               .14        2,512,887         25         341,225              --              --           --
Issuance of Common Stock,
  Conversion of Debt               .15        5,114,218         51         749,949              --              --           --
Issuance of Common Stock,
  Conversion of Debt               .18        1,491,485         15         274,985              --              --           --
Issuance of Common Stock,
  Conversion of Debt               .19        3,299,979         33         619,967              --              --           --
Issuance of Common Stock,
  Conversion of Debt               .22        1,498,884         15         335,735              --              --           --
Issuance of Common Stock,
  Conversion of Debt               .23        1,870,869         19         424,981              --              --           --
Issuance of Common Stock,
  for Services Rendered            .21          100,000          1          20,999              --              --           --
Beneficial Conversion
  Feature, November Debenture                                              625,000
Warrant Costs, November
  Debenture                                                                 48,094
Amortization of Deferred
  Compensation Cost                                 --         --              --              --              --       59,068
Write Off of Subscription
  Receivable                                        --         --         (19,000)         19,000              --           --
Net Loss, Year Ended
  December 31, 1998                                 --         --              --              --      (4,557,710)          --
                                          ------------   --------    ------------    ------------    ------------    ---------

Balance, December 31, 1998                 296,422,907      2,964      14,325,076              --     (13,550,976)     (14,769)
                                          ------------   --------    ------------    ------------    ------------    ---------



           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2002

                                                                                              Deficit
                                                                                            Accumulated
                                       Amount          Common Stock         Additional     during the        Deferred     Discount
                                         Per       ------------------------   Paid-In       Development    Compensation        on
                                        Share         Shares       Amount      Capital         Stage           Cost        Warrants
                                        -----      -----------   ----------  ------------   -------------    ---------    --------

Balance, December 31, 1998                          296,422,907   $  2,964   $ 14,325,076    $(13,550,976)   $ (14,769)   $     --

Issuance of Common Stock,
  Securities Purchase Agreement          $.16         4,917,276         49        802,451              --           --          --
Issuance of Common Stock,
  Securities Purchase Agreement           .27         1,851,852         18        499,982              --           --          --
Issuance of Common Stock,
  for Services Rendered                   .22           100,000          1         21,999              --           --          --
Issuance of Common Stock,
  for Services Rendered                   .25           180,000          2         44,998              --           --          --
Beneficial Conversion Feature,
  August Debenture                                           --         --        687,500              --           --          --
Beneficial Conversion Feature,
  December Debenture                                         --         --        357,143              --           --          --
Warrant Costs, Securities
  Purchase Agreement                                         --         --        494,138              --           --    (494,138)
Warrant Costs, Securities
  Purchase Agreement                                         --         --         37,025              --           --     (37,025)
Warrant Costs, August
  Debenture                                                  --         --         52,592              --           --          --
Warrant Costs, December
  Debenture                                                  --         --          4,285              --           --          --
Amortization of Warrant Costs,
  Securities Purchase Agreement                              --         --             --              --           --     102,674
Amortization of Deferred
  Compensation Cost                                          --         --             --              --       14,769          --
Compensation Expense Related
  to Modification of
  Existing Options                                           --         --        210,144              --           --          --
Net Loss, Year Ended
  December 31, 1999                                          --         --             --      (6,174,262)          --          --
                                                   ------------   --------   ------------    ------------    ---------    --------

Balance, December 31, 1999                          303,472,035      3,034     17,537,333     (19,725,238)          --    (428,489)
                                                   ------------   --------   ------------    ------------    ---------    --------


           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2002

                                                                                        Deficit
                                                                                      Accumulated
                                    Amount          Common Stock        Additional     during the        Deferred     Discount
                                      Per    ------------------------    Paid-In       Development    Compensation        on
                                     Share      Shares       Amount       Capital         Stage           Cost        Warrants
                                     -----   -----------   ----------  ------------   --------------    ---------    --------

Balance, December 31, 1999                   303,472,035   $   3,034   $ 17,537,333    $ (19,725,238)   $   --       $ (428,489)

Issuance of Common Stock,
  Exercise of Options                0.140      600,000          6          83,994               --         --               --
Issuance of Common Stock,
  Exercise of Options                0.150    1,600,000         16         239,984               --         --               --
Issuance of Common Stock,
  Exercise of Options                0.160      650,000          7         103,994               --         --               --
Issuance of Common Stock,
  Exercise of Options                0.170      100,000          1          16,999               --         --               --
Issuance of Common Stock,
  Exercise of Options                0.210      792,500          8         166,417               --         --               --
Issuance of Common Stock,
  Exercise of Options                0.250    1,000,000         10         246,090               --         --               --
Issuance of Common Stock,
  Exercise of Options                0.270      281,000          3          75,867               --         --               --
Issuance of Common Stock,
  Exercise of Options                0.360      135,000          1          48,599               --         --               --
Issuance of Common Stock,
  Exercise of Warrants               0.204      220,589          2          44,998               --         --               --
Issuance of Common Stock,
  Exercise of Warrants               0.244      220,589          2          53,998               --         --               --
Issuance of Common Stock,
  Exercise of Warrants               0.275       90,909          1          24,999               --         --               --
Issuance of Common Stock,
  Exercise of Warrants               0.330       90,909          1          29,999               --         --               --
Issuance of Common Stock,
  Conversion of Debt                 0.140   35,072,571        351       4,907,146               --         --               --
Issuance of Common Stock,
  Conversion of Debt                 0.190    1,431,785         14         275,535               --         --               --
Issuance of Common Stock,
  Conversion of Debt                 0.200    1,887,500         19         377,481               --         --               --
Issuance of Common Stock,
  Conversion of Debt                 0.360       43,960         --          15,667               --         --               --
Issuance of Common Stock,
  Cashless Exercise of Warrants                 563,597          6         326,153               --         --               --
Issuance of Common Stock,
  Services Rendered                  0.465      100,000          1          46,499               --         --               --
Private Placement of
  Common Stock                       0.220   13,636,357        136       2,999,864               --         --               --
Private Placement of
  Common Stock                       0.302    4,960,317         50       1,499,950               --         --               --
Private Placement of
  Common Stock                       0.400   13,265,000        133       5,305,867               --         --               --
Cashless Exercise of
  Warrants                                           --         --        (326,159)              --         --               --
Beneficial Conversion
  Feature, January Debenture                         --         --         386,909               --         --               --
Warrant Costs, Consulting
  Agreement                                          --         --         200,249               --         --               --
Warrant Costs, January
  Debenture                                          --         --          13,600               --         --               --
Warrant Costs, Private
  Placement                                          --         --        3,346,414              --         --       (3,346,414
Recovery of Subscription
  Receivable Previously
  Written Off                                        --         --          19,000               --         --               --
Amortization of Warrant
  Costs, Securities
  Purchase Agreements                                --         --              --               --         --          544,163
Compensation Expense
  Related to Modification
  of Existing Options                                --         --       1,901,927               --         --               --
Net Loss                                             --         --              --       (9,354,664)        --               --
                                          -------------   --------     -----------     ------------    -------     ------------

Balance, December 31, 2000                  380,214,618      3,802      39,969,373      (29,079,902)        --       (3,230,740)
                                          -------------   --------     -----------     ------------    -------     ------------


           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2002

                                                                                                   Deficit
                                                                                                 Accumulated
                                       Amount             Common Stock          Additional        during the           Discount
                                         Per        ------------------------      Paid-In         Development            on
                                        Share          Shares       Amount        Capital            Stage             Warrants
                                        -----       -----------   ----------    ------------     --------------     --------------
Balance,  December 31, 2000                         380,214,618     $ 3,802      $ 39,969,373      $(29,079,902)     $ (3,230,740)

Issuance of Common Stock,
  Exercise of Options                $   0.2700          40,000           1            10,799                --                --
Issuance of Common Stock,
  Exercise of Options                    0.3600          20,000           1             7,199                --                --
Issuance of Common Stock,
  Cashless Exercise of Warrants                          76,411           1            77,491                --                --
Issuance of Common Stock,
  for Services Rendered                  0.3500         100,000           1            34,999                --                --
Sale of Common Stock, for Cash           0.1500       6,666,667          66           999,933
Sale of Common Stock, for Cash           0.3000       2,000,000          20           599,980                --                --
Sale of Common Stock, for Cash           0.3200       3,125,000          31           999,969                --                --
Sale of Common Stock, for Cash           0.4000       1,387,500          14           554,986                --                --
Sale of Common Stock, for Cash           0.2700       9,666,667          96         2,609,904
Cashless Exercise of Warrants                                --          --           (77,491)               --                --
Warrant Costs, Private Placement                             --          --           168,442                --          (168,442)
Warrant Costs, Private
  Equity Line of Credit                                      --          --         1,019,153                --        (1,019,153)
Amortization of Warrant Costs,
  Securities Purchase Agreements                             --          --                --                --           985,705
Credit Arising from Modification
  of Option Terms                                            --          --           691,404                --                --
Net Loss, Year Ended
  December 31, 2001                                          --          --                --       (11,715,568)               --
                                                   ------------     -------      ------------      ------------      ------------

Balance, December 31, 2001                          403,296,863       4,033        47,666,141       (40,795,470)       (3,432,630)
                                                   ------------     -------      ------------      ------------      ------------



           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2002

                                                                                                  Deficit
                                                                                                 Accumulated
                                          Amount            Common Stock        Additional        during the          Discount
                                           Per       ------------------------    Paid-In         Development           on
                                          Share         Shares       Amount      Capital            Stage            Warrants
                                          -----      -----------   ----------  ------------     --------------    --------------
Balance,  December 31,  2001                         403,296,863    $ 4,033    $ 47,666,141     $ (40,795,470)    $(3,432,630)

Sale of Common Stock, for Cash            0.1109      17,486,491        175       1,938,813
Sale of Common Stock, for Cash            0.1400      22,532,001        225       2,840,575
Sale of Common Stock, for Cash            0.1500       9,999,999        100       1,499,900
Issuance of Common Stock,
  Conversion of Debt                      0.1100         909,091          9          99,991
Issuance of Common Stock,
  Conversion of Debt                      0.1539       1,299,545         13         199,987
Warrant Costs, Termination
  Agreement                                                                         190,757
Warrant Costs, Issued with
  Sale of Common Stock, for Cash                                                   1,974,094                        (1,974,094)
Options Granted for
  Consulting Services                                                               277,284
Credit Arising from Modification
  of Option Terms                                                                   177,963
Amortization of Warrant Costs,
  Securities Purchase Agreements                             --          --               --                --         758,322
Beneficial Conversion feature,
  May Debenture                                                                      55,413
Beneficial Conversion feature,
  July Debentures                                                                   166,515
Net Loss, Nine Month Period
  Ended September 30, 2002                                   --          --               -         (7,967,225)             -
                                                    ------------   --------   -------------     --------------    ------------

Balance, September 30, 2002                         455,523,990    $ 4,555    $ 57,087,433      $ (48,762,695)    $(4,648,402)
                                                    ============   ========   =============     ==============    ============


           See notes to consolidated condensed financial statements.

                                       ADVANCED VIRAL RESEARCH CORP.
                                       (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                                       Inception
                                                                                        Nine Months Ended            (February 20,
                                                                                           September 30,                 1984) to
                                                                                  ------------------------------      September 30,
                                                                                     2002              2001              2002
                                                                                  ------------      ------------      ------------
Cash Flows from Operating Activities:
   Net loss                                                                       $ (7,967,225)     $ (7,751,553)     $(48,762,695)
                                                                                  ------------      ------------      ------------
   Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation                                                                  728,817           370,771         2,169,606
         Amortization of debt issue costs                                               21,224            11,159           815,783
         Amortization of deferred interest cost on beneficial
            conversion feature                                                          92,108                --         3,910,771
         Amortization of discount on warrants                                          758,322           743,897         2,793,720
         Amortization of discount on warrants - consulting services                         --                --           230,249
         Amortization of deferred compensation cost                                         --                --           760,500
         Issuance of common stock for debenture interest                                21,863                --            98,075
         Compensation expense for options and warrants                                 646,004           392,975         5,035,479
         Changes in operating assets and liabilities:
            Increase in other current assets                                           (45,452)          (50,144)         (138,608)
            Increase in other assets                                                  (112,517)          (35,267)       (1,660,744)
            Increase (decrease) in accounts payable and accrued liabilities           (921,847)          453,232           928,059
                                                                                  ------------      ------------      ------------
                  Total adjustments                                                  1,188,522         1,886,623        14,942,890
                                                                                  ------------      ------------      ------------
                  Net cash used by operating activities                             (6,778,703)       (5,864,930)      (33,819,805)
                                                                                  ------------      ------------      ------------

Cash Flows from Investing Activities:
   Purchase of investments                                                                  --                --        (6,292,979)
   Proceeds from sale of investments                                                        --                --         6,292,979
   Acquisition of property and equipment                                              (192,755)       (1,425,272)       (4,248,424)
                                                                                  ------------      ------------      ------------
                  Net cash used by investing activities                               (192,755)       (1,425,272)       (4,248,424)
                                                                                  ------------      ------------      ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of convertible debt                                        2,000,000                --        11,500,000
   Proceeds from sale of securities, net of issuance costs                           6,279,788         2,173,000        29,579,846
   Payments under capital lease                                                       (109,528)          (43,521)         (277,130)
   Payments on note payable                                                            (17,911)          (15,896)          (72,787)
   Recovery of subscription receivable written off                                          --                --            19,000
                                                                                  ------------      ------------      ------------
                  Net cash provided by financing activities                          8,152,349         2,113,583        40,748,929
                                                                                  ------------      ------------      ------------

Net Increase (Decrease) in Cash and Cash Equivalents                                 1,180,891        (5,176,619)        2,680,700

Cash and Cash Equivalents, Beginning                                                 1,499,809         5,962,633                --
                                                                                  ------------      ------------      ------------

Cash and Cash Equivalents, Ending                                                 $  2,680,700      $    786,014      $  2,680,700
                                                                                  ============      ============      ============

Supplemental Schedule of Non-Cash Investing and Financing Activities:
   A capital lease obligation of approximately $140,000 was incurred during the nine months ended September30, 2002 when the Company entered into a lease for new equipment



           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)



NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements at September 30, 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2002 and results of operations for the three months and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. All such adjustments are of a normal recurring nature. Certain general and administrative expenses from inception relating to consulting services were reclassified to compensation expense for options and warrants to be consistent with current presentation. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


NOTE 2.  COMMITMENTS AND CONTINGENCIES

         LIQUIDITY

             The Company has accumulated net losses of approximately $49,000,000 during its history. The Company is dependent upon registration of Product R for sale before it can begin commercial operations. As used in this report, the term Product R refers to the current formulation as well as the former formulation, which is known by the trade name Reticulose(R). The Company's cash position is currently inadequate to pay all the costs associated with the full range of testing and clinical trials including the trials required by the FDA. Unless and until Product R is approved for sale in the United States or another industrially developed country, the Company will be dependent upon the continued sale of its securities, debt or equity financing for funds to meet its cash requirements.

             In February 2001, the Company entered into a private equity line of credit agreement to sell up to $50,000,000 of common stock (see
             Note 4 - Private Equity Line of Credit). The Company received cash proceeds of $2,610,000 from various stock purchase agreements in December 2001. During the nine months of 2002, the Company entered into stock purchase agreements dated February 7, 2002, February 21, 2002, March 22, 2002, April 12, 2002, September 10, 2002 and
             convertible Debenture agreements dated May 30, 2002, July 3, 2002, and July 15, 2002 resulting in cash proceeds of $8,280,000.

             Management believes that cash flows from sales of securities and from current financing arrangements will be sufficient to fund operations for the next year. These cash flows from securities are dependent upon the Company's ability to satisfy the conditions precedent to draw on the equity line of credit and receive the full amount of proceeds or the Company's ability to sell its common stock or convertible debentures or all of the above. Management intends to continue to sell the Company's securities in an attempt to meet its cash flow

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         LIQUIDITY (Continued)

             requirements; however, no assurance can be given that equity or debt financing, if and when required, will be available. There can be no assurance that the Company can maintain operations at its current levels and therefore may need to reduce certain operating costs (see Note 5 - Subsequent Events).

         POTENTIAL CLAIM FOR ROYALTIES

             The Company may be subject to claims from certain third parties for royalties due on sales of the Company's product. The Company has not as yet received any notice of claim from such parties.

         PRODUCT LIABILITY

             The Company is unaware of any claims or threatened claims since Reticulose(R) was initially marketed in the 1940's; however, one study noted adverse reactions from highly concentrated doses in guinea pigs. The study was performed utilizing the former formulation and not the current formulation. Therefore, the Company could be subjected to claims for adverse reactions resulting from the use of Product R. In the event any claims for substantial amounts were successful, they could have a material adverse effect on the Company's financial condition and on the marketability of Product R. As of the date hereof, the Company does not have product liability insurance for Product R. There can be no assurance that the Company will be able to secure such insurance in adequate amounts or at reasonable premiums if it determined to do so. Should the Company be unable to secure such product liability insurance, the risk of loss to the Company, in the event of claims would be greatly increased and could have a material adverse effect on the Company.

         LACK OF PATENT PROTECTION

             The Company has nine issued U.S. patents, some covering the composition of Product R and others covering various uses of Product R. In addition, the Company has two issued Australian patents covering the use of Product R. Additionally, the Company has 14 pending U.S. patent applications and 17 pending foreign patent applications. The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing a similar product. There can be no assurance that issued patents as well as patents that may result from pending applications will be enforceable.

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

         ISRAEL STUDIES (Continued)

             effects of Product R on the immune system, especially on T lymphocytes. In addition, scientists will explore the effects of Product R in animal models. The total cost to the Company of this research is $118,000 which has been paid. This research has been accounted for as research and development expense. On July 8, 2002, the Company extended the agreement with the Weizmann Institute of Science and Yeda. Under its provisions the study period is extended for another 12 months to July 7, 2003. The total cost to the Company of this additional research is expected to be $138,000 of which a down payment of $40,000 was paid during July 2002. In November 2002, an additional payment of $40,000 was made to the Weizmann Institute of Science and Yeda under its contract.

             In April 2001, the Company formalized a 12 month agreement with Selikoff Center in Israel to develop clinical trials in Israel using Product R. It is anticipated that these trials will support future FDA applications. As of September 30, 2002, the Company advanced $242,000 for such research, which has been accounted for as research and development expense. In September 2002, the Company entered into a contract with EnviroGene LLC, a U.S. affiliate of the Selikoff Center in Israel, to conduct, evaluate and maintain 3 clinical studies. Under the terms of this agreement they will (1) finalize all Israeli government and hospital approval documents,
             (2) complete and organize the 3 clinical trials including establishing a network of scientists to perform said studies/trials and initiate recruitment of patients and (3) perform the studies/trials and evaluate the results. Total costs incurred by EnviroGene in connection with these clinical trials are expected to be $1,551,000 through September 2003, of which $128,000 has been paid during September 2002. Subsequently, the Company made a payment of $203,000 in October 2002.

             Subsequent to September 30, 2002, the Company entered into various agreements supporting the clinical trials in Israel aggregating approximately $1,000,000 to be paid over a twelve month period. These services include the monitoring and auditing of the clinical sites, hospital support and laboratory testing.

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

             5,000,000 shares of the Company's common stock for a period of three years as per the vesting schedule as referred to in the agreement, at a purchase price of $0.18 per share. As of September 30, 2002, 900,000 shares have been issued upon exercise of these options for cash consideration of $162,000 under this Agreement.

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

             Effective December 31, 2001, the remaining unexercised $0.27 and $0.36 options, which had been extended to December 31, 2001, were further extended to June 30, 2002 at exercise prices of $0.28 and $0.37, respectively. As a result of this modification of the option terms, the fair value of the options was estimated to be $6,158 based on a financial analysis of the terms of the options using the Black-Scholes pricing model with the following assumptions: expected volatility of 80%; risk free interest rate of 5%. This amount has been charged to compensation expense for options and warrants during the year ended December 31, 2001. Effective June 30, 2002, the remaining unexercised $0.27 and $0.36 options were extended to December 31, 2002. As a result of this modification of the option terms, the fair value of the options was estimated to be $3,895 based on a financial analysis of the terms of the options using the Black-Scholes pricing model with the following assumptions: expected volatility of 117%; risk free interest rate of 1.7%. This amount has been charged to compensation expense for options and warrants during the quarter ended June 30, 2002.

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

             as Chief Executive Officer and President of the Company until December 31, 2002, provided, however, the Agreement is extended automatically by one year, each year, unless notice of termination has been given by either Dr. Hirschman or the Company. In July 2002, the Company notified Dr. Hirschman that the Agreement will not be extended subsequent to December 31, 2004. The Agreement provides for Dr. Hirschman to receive an annual base salary of $361,000 (effective January 1, 2000), use of an automobile, major medical, disability, dental and term life insurance benefits for the term of his employment and for the payment of $100,000 to Dr. Hirschman on the earlier to occur of (i) the date an IND number is obtained from and approved by the FDA so that human research may be conducted using Product R; or (ii) the execution of an agreement relating to co-marketing pursuant to which one or more third parties commit to make payments to the Company of at least $15 million. On September 4, 2001, the Company received an IND number from the FDA. Therefore, of the $100,000 described above, $25,000 was paid as of December 31, 2001 with an additional $25,000 paid through September 30, 2002.

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

             terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 6% and an expected life of ten years. The Company is recognizing the $376,126 fair value of the options as compensation expense on a pro-forma basis over the three year service period (the term of the employment agreement). Performance bonuses for Mr. Gallantar's first three years in the amount of $25,000 each year have been charged to expense in the appropriate years in the accompanying consolidated financial statements.

         OTHER EMPLOYEES

             On January 3 and December 29, 2000, the Company issued to certain other employees stock options to acquire an aggregate of 430,000 and 716,000 shares of common stock at an exercise price of $0.21 and $0.328 per share, respectively. These options expire on January 2, 2010 and December 28, 2010, respectively, and vest in 20% increments at the end of each year for five years. The fair value of the these options was estimated to be $42,342 ($0.1721 per option share) and $117,893 ($0.2788 per option share), respectively, based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; a risk free interest rate of 6%; an expected life of ten years; and a termination rate of 10%. The Company recognized the fair value of the options as compensation costs on a pro-forma basis over a one year service period.

             In May 2002, the Company granted to certain of its employees options to purchase 274,000 shares of the Company's common stock. Such options have an exercise price of $0.17 per share, vest in 20% increments over a five year period commencing January 2003 through January 2012. The fair value of the these options was estimated to be $43,922 ($0.1603 per option share) and based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 117%; a risk free interest rate of 4.38%; an expected life of approximately 10 years. The Company will recognize the fair value of the options as compensation costs on a pro-forma basis over approximately 10 years (the term of the options).

         OPTIONS GRANTED TO ADVISORY BOARD MEMBERS

             In May 2002, the Company granted to members of its of the Scientific Advisory Board and Business Advisory Board options to purchase an aggregate of 2,250,000 shares of common stock at an exercise price of $0.12 per share, which options are exercisable 25% immediately, 25% on June 20, 2002, 25% on September 20, 2002 and 25% on December 20, 2002 through May 5, 2010. The fair value of the options was estimated to be $246,822 ($0.1097 per option) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 115%; a risk free

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         OPTIONS GRANTED TO ADVISORY BOARD MEMBERS (Continued)

             interest rate of 4.88% and an expected holding period of eight years. This amount was charged to compensation expense for options and warrants during the quarter ended June 30, 2002.

             In September 2002, the Company granted to Sidney Pestka, M.D., a member of the Scientific Advisory Board, options to purchase 250,000 shares of common stock at an exercise price of $0.14 per share, which options are exercisable 25% immediately, 25% on December 18, 2002, 25% on March 18. 2003 and 25% on June 18, 2003
             through September 17, 2010. The fair value of the options was estimated to be $30,462 ($0.1218 per option) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 127%; a risk free interest rate of 4.38% and an expected holding period of eight years. This amount was charged to compensation expense for options and warrants during the quarter ended September 30, 2002.

         OPTIONS GRANTED TO MEMBERS OF THE BOARD OF DIRECTORS AND CERTAIN COMMITTEES

             In May 2002, the Company granted an aggregate of 4,150,000 options to purchase shares of the Company's Common stock to certain Members of the Board of Directors and various committees of the Board of Directors. The exercise price was $0.12 per share exercisable 25% immediately, 25% on June 20, 2002, 25% on September 20, 2002 and 25% on December 20, 2002 through May 5, 2010. The fair value of the these options was estimated to be $455,249 ($0.1097 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 115%; a risk free interest rate of 4.88% and an expected life of eight years. The Company will recognize the fair value of the options as compensation costs on a pro-forma basis over an eight year period (the term of the options).

             In June 2002, the Company granted to Roy S. Walzer, a member of the Board of Directors and member of various committees of the Board, options to purchase 528,800 shares of common stock at an exercise price of $0.295 per share, which options are exercisable 25% immediately, 25% on September 10, 2002, 25% on December 10, 2002 and 25% on March 10, 2003 through June 9, 2010. The fair value of the these options was estimated to be $140,608 ($0.2659 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 115%; a risk free interest rate of 4.88% and an expected life of eight years. The Company will recognize the fair value of the options as compensation costs on a pro-forma basis over an eight year period (the term of the options).

             In July 2002, the Company granted to Paul Bishop, a member of the Board of Directors, options to purchase 238,356 shares of common stock at an exercise price of $0.17 per share,

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         OPTIONS GRANTED TO MEMBERS OF THE BOARD OF DIRECTORS AND CERTAIN COMMITTEES (Continued)

             which options are exercisable 25% immediately, 25% on October 29, 2002, 25% on January 29, 2003 and 25% on April 29, 2003 through July 28, 2010. The fair value of the these options was estimated to be $38,509 ($0.1616 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 133%; a risk free interest rate of 4.38% and an expected life of eight years. The Company will recognize the fair value of the options as compensation costs on a pro-forma basis over an eight year period (the term of the options).

             In September 2002, the Company granted to Richard Kent, a member of the Board of Directors, and member of various committees of the Board options to purchase 241,096 shares of common stock at an exercise price of $0.14 per share, which options are exercisable 25% immediately, 25% on December 24, 2002, 25% on March 24, 2003 and 25% on June 24 2003 through September 23, 2010. The fair value of the these options was estimated to be $29,377 ($0.1218 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 127%; a risk free interest rate of 4.38% and an expected life of eight years. The Company will recognize the fair value of the options as compensation costs on a pro-forma basis over an eight year period (the term of the options).

             Financial reporting of the options granted to Hirschman, Gallantar, other employees and Members of the Board of Directors and committees of the Board of Directors has been prepared pursuant to the Company's policy of following APB No. 25, and related interpretations. Accordingly, the following pro-forma financial information is presented to reflect amortization of the fair value of the options.


                                               As Reported for the Nine Months           Pro-forma        As
                                                   Ended September 30, 2002              Adjustment     Adjusted
                                               ------------------------------ -         ------------  ------------
              Net loss                                   $(7,967,225)                   $(1,725,185)  $(9,692,410)
                                                         -----------                    -----------   -----------
              Net loss per share                         $     (0.02)                   $     (0.00)  $     (0.02)
                                                         -----------                    -----------   -----------

                                               As Reported for the Nine Months           Pro-forma         As
                                                   Ended September 30, 2001              Adjustment     Adjusted
                                               ------------------------------ -         ------------  ------------
              Net loss                                   $(7,751,553)                   $(1,780,983)  $(9,532,536)
                                                         -----------                    -----------   -----------
              Net loss per share                         $     (0.02)                   $     (0.01)    $     (0.03)
                                                         -----------                    -----------   -----------


             There were no other options outstanding that would require pro forma presentation.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         COHEN AGREEMENTS

             In July 1994, in consideration for services related to the introduction, negotiation and execution of a distribution agreement, the Company issued: (i) to Mr. Cohen, 2,500,000 shares (the "April 1994 Cohen Shares") and (ii) to each of Elliot Bauer and Lee Rizzuto, 625,000 shares (the "Bauer and Rizzuto Shares") as well as options to acquire an additional 5,000,000 shares each at $0.10 per share exercisable through May 1, 1996 (the "Bauer and Rizzuto Options"). Pursuant to several amendments, the remaining Bauer options were exercisable through June 30, 2000 at an option price of $0.14. The fair value of these options was estimated to be $116,101 ($0.0541 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following Through June 30, 2001, 2,855,000 shares were issued pursuant to the exercise of the Bauer and Rizzuto Options for an aggregate exercise price of $285,500. Mr. Rizzuto sold all of his shares and all shares underlying his options. Pursuant to several amendments, the remaining Bauer options were exercisable through June 30, 2002 at an option price of $0.19. As a result of this modification of the option terms, the fair value of the options was estimated to be $318,359 based on a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; risk free interest rate of 5%. This amount was charged to compensation expense for options and warrants during the year ended December 31, 2001. Effective June 30, 2002, the remaining unexercised $0.19 options were extended to December 31, 2002. As a result of this modification of the option terms, the fair value of the options was estimated to be $174,068 based on a financial analysis of the terms of the options using the Black-Scholes pricing model with the following assumptions: expected volatility of 117%; risk free interest rate of 1.7%. This amount has been charged to compensation expense for options and warrants during the quarter ended June 30, 2002. Through September 30, 2002, 6,650,500 shares were issued pursuant to the exercise of the Bauer and Rizzuto Options for an aggregate exercise price of $696,050.

         GLOBOMAX AGREEMENT

             In January 1999, the Company entered into a consulting agreement with GloboMax, LLC to provide services at hourly rates established by the contract to the Company's Investigational New Drug application submission and to perform all work that is necessary to obtain FDA approval. In addition, GloboMax and its subcontractors are assisting the Company in conducting Phase 1 and planned Phase 2 clinical trials for Product R. The contract was extended by mutual consent of both parties. The Company has incurred approximately $5,156,000 for services rendered and reimbursement of expenses by GloboMax and its subcontractors through September 30, 2002, of which $49,000 and $935,000 was incurred during the three and nine month periods, respectively.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         HARBOR VIEW AGREEMENT

             In May 2002, the Company entered into an agreement with Harbor View Group, Inc., which terminated all consulting agreements with Harbor View Group, Inc. as of December 31, 2001. In consideration for consulting services provided by Harbor View to the Company from January 2002 to May 2002, the Company granted to Harbor View warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.18 per share. The warrants are exercisable in whole or in part at any time and from time to time prior to May 30, 2008. The fair value of the warrants was estimated to be $190,757 ($0.1908 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 117%; a risk free interest rate of 4.38% and an expected holding period of six years. This amount was charged to compensation expense for options and warrants during the quarter ended June 30, 2002.

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


NOTE 3.  STATUS OF FDA FILINGS AND CLINICAL TRIALS

         On July 30, 2001, the Company submitted an Investigational New Drug
         (IND) application to the United States Food and Drug Administration
         (FDA) to begin Phase 1 clinical trials of Product R as a topical treatment for genital warts caused by human papilloma virus (HPV) infection. In September 2001, the FDA cleared the Company's IND application for Product R to begin Phase 1 clinical trials. The Company has commenced these clinical trials. The Phase 1 initial trials are placebo controlled, open label, dose escalation safety studies in healthy volunteers. These trials are being conducted in the United States under the supervision of GloboMax, LLC. On April 12, 2002, the Company successfully completed Phase 1 trials. Phase 2 trials are pivotal clinical investigations designed to establish the efficacy and safety of Product R. Currently, we do not have sufficient funds available to pursue the Phase 2 clinical trials of Product R as a topical treatment for genital warts caused by HPV infection.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  STATUS OF FDA FILINGS AND CLINICAL TRIALS (Continued)

         In June 2002, the Israeli Ministry of Health approved the testing of Product R in the following injectable studies, which began during November 2002:

         o Phase I/II study in patients needing salvage therapy for AIDS. The Israeli Ministry of Health has approved clinical trials for cachetic patients who have failed highly active anti-retroviral therapy (HAART) and require salvage therapy. The Company believes that Product R may have three major beneficial effects in patients with AIDS. First its therapeutic effects on the body wasting (cachexia) seen in patients with AIDS. Second, the mitigation of the toxicity of drugs included in HAART regimens for the treatment of AIDS. Third, Product R appears to act synergistically with drugs used in HAART regimens to suppress the replication of HIV and increase the CD4 and CD8 cell counts in patients with AIDS. Thus Product R may prove to be an important "enabler" drug in the treatment of AIDS.

         o Phase I study in cachetic patients with leukemia and lymphoma. The supreme medical ethics committee (Helsinki Committee) of the Israeli Ministry of Health has approved this clinical trial for the study of the treatment with injectable Product R on cachetic patients with hematopoietic and lymphoid tumors, including acute lymphocytic leukemia, Hodgkin's disease and non-Hodgkin's lymphoma.

         o Phase I study in cachetic patients with solid tumors. The Israeli Ministry of Health has approved these clinical trials for the study of the treatment with injectable Product R of body wasting (cachexia) in patients with solid tumors such as colonic, lung breast, stomach and kidney cancers.

         On July 8, 2002, we extended an agreement with the Weizmann Institute of Science and Yeda, its developmental arm in Israel, to conduct research on the effects of Product R on the immune system, especially on T lymphocytes. In addition, scientists will explore the effects of Product R in animal models. Under its provisions the study period is extended for another twelve months to July 7, 2003. Total costs incurred in connection with this research are expected to be $138,000, of which a payment of $40,000 was made during July 2002.


NOTE 4.  SECURITIES PURCHASE AGREEMENTS

         CONVERTIBLE DEBENTURES AND WARRANTS

             The Company issued warrants to purchase common stock in connection with the issuance of several convertible debentures sold during the years 1997 to 2000, which debentures have all been fully converted. As of September 30, 2002, approximately 4.3 million warrants are outstanding with expiration dates through 2009.

             On May 30, 2002, the Company issued to certain investors, a 5% convertible debenture at par in a private placement. Under the terms of the 5% convertible debenture, 20% of the original issue is convertible on the original date of issue at a price

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 4.  SECURITIES PURCHASE AGREEMENTS (Continued)

         CONVERTIBLE DEBENTURES AND WARRANTS (Continued)

             equal to $0.11 per share. Thereafter, 20% of the principal balance may be converted at six month intervals at a conversion price equal to the higher of (i) 90% of the average closing bid price for the five trading days prior to the conversion date (the "Market Price"); or (ii) ten cents ($0.10) which amount is subject to certain adjustments. The convertible debenture, including interest accrued thereon, is payable by the Company in shares of common stock and mature two years from the date of issuance. The shares issued upon conversion of the debenture cannot be sold or transferred for a period of one year from the applicable vesting date of the convertible portion of the debenture. Based on the terms for conversion associated with this debenture, there was an intrinsic value associated with the beneficial conversion feature of approximately $55,000 which was recorded as deferred interest expense and is presented as a discount on the convertible debenture. This amount will be amortized over an expected holding period of two years. Of this amount, $11,000 has been amortized to interest expense at September 30, 2002. On June 3, 2002, these investors converted the first 20% ($100,000) into 909,091 shares of common stock at a conversion price of $0.11 per share.

             In July 2002, we sold to James F. Dicke II, a member of our Board of Directors, and Peter Lunder, a member of our Business Advisory Board, $1,000,000, and $500,000, respectively, principal amount of our 5% convertible debentures at par in a private placement. The principal balance of the debentures is convertible into shares of common stock as follows: 20% on the original issue date of the debentures and an additional 20% every six months thereafter. The conversion price for each share of common stock will be equal to:
             (i) for the first 20% of the principal balance of the debentures, 90% of the closing bid price quoted on the OTC Bulletin Board on the trading day immediately preceding the original issue date; and
             (ii) for the remaining principal balance of the debentures, the higher of 90% of the average closing bid prices quoted on the OTC Bulletin Board during the five trading days immediately preceding the applicable conversion date, or $0.10. The shares issued upon conversion of the debentures cannot be sold or transferred for a period of one year from the applicable vesting date of the convertible portion of the debentures. The debentures are due in July 2004 and are payable by the Company in shares of common stock. Based on the terms for conversion associated with these debentures, there was an intrinsic value associated with the beneficial conversion feature of approximately $167,000 which was recorded as deferred interest expense and is presented as a discount on the convertible debenture. This amount will be amortized over an expected holding period of two years. Of this amount, $66,000 has been amortized to interest expense at September 30, 2002. On July 3, 2002, Mr. Dicke converted the first 20% of his convertible debenture ($200,000) into 1,299,545 shares of common stock at a conversion price of $0.1539 per share.

         STOCK PURCHASE AGREEMENTS

             Pursuant to several securities purchase agreements issued during 1999 through 2001, the Company issued warrants to purchase the Company's common stock. Through December 31, 2001, the Company issued an aggregate of 44,724,652 shares of its common stock for cash consideration of $12,773,500 under these securities purchase agreements. As of September 30,

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 4.  SECURITIES PURCHASE AGREEMENTS (Continued)

         STOCK PURCHASE AGREEMENTS (Continued)

             2002, under these securities purchase agreements, approximately 30 million warrants are outstanding with expiration dates through 2006.

             During the quarter ended March 31, 2002, under several stock purchase agreements, the Company sold an aggregate of 9,999,999 shares of its common stock at $0.15 per share, for cash consideration of $1,500,000.

             On April 12, 2002, pursuant to stock purchase agreements with various institutional investors, the Company issued 17,486,491 shares of its common stock at a market price of $0.11089 per share and received net proceeds of $1,938,987.

             On September 10, 2002, we issued and sold an aggregate of 21,500,000 shares of our common stock pursuant to a Securities Purchase Agreement with certain investors for total proceeds of approximately $3,010,000, or $0.14 per share, along with warrants to purchase 16,125,000 shares of our common stock at an exercise price of $0.25 per share, subject to adjustment, as described below. In addition, pursuant to a placement agent agreement with H.
             C. Wainwright & Co., Inc. ("HCW"), we paid HCW a placement fee of $150,500 cash and issued to HCW 1,032,000 shares of our common stock. An adjustment provision in the warrants provides that 60 trading days following the original issue date of the warrants (the "First Determination Date"), a certain number of warrants shall become exercisable at $0.001. The number of shares for which the warrants are exercisable at $0.001 per share is equal to the positive difference, if any, between (i) $3,010,000 divided by the volume weighted average price ("VWAP") of our common stock for the 60 trading days preceding the First Determination Date and (ii) 21,500,000. Upon 120 trading days following the original issue date of the warrants (the "Second Determination Date"), a certain number of remaining warrants shall become exercisable at $0.001. The number of shares for which the Warrants are exercisable at $.001 per share is equal to the positive difference, if any, between (i) $3,010,000 divided by the VWAP of our common stock for the 60 trading days preceding the Second Determination Date and (ii) 21,500,000. No adjustment will be made in the event that the VWAP for the 60 trading day period preceding the applicable determination date is $0.14 or greater.

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

             aggregate of 5,000,000 shares of common stock at an exercise price equal to the greater of $1.00 or 110% of the bid price on the applicable advance date. Such Class B warrants are exercisable pro rata with respect to the number of warrant shares as determined by the fraction of the advance payable on that date as the numerator and $20,000,000 as the denominator multiplied by 5,000,000 until sixty (60) months from the date of issuance. As of September 30, 2002, the Company has not drawn on the equity line of credit.

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


NOTE 5.  SUBSEQUENT EVENTS

         RESIGNATION OF DIRECTORS

             On November 4, 2002, Paul Bishop resigned from the Company's Board of Directors. Under terms of his option agreement he is entitled to exercise 119,178 of the original 238,356 shares granted to him until November 3, 2005.

             On November 4, 2002, James F. Dicke II resigned from the Company's Board of Directors. Under terms of his option agreement, he is entitled to exercise 600,000 of the original 800,000 shares granted until November 3, 2005.

         RESIGNATION OF ADVISORY COMMITTEE MEMBERS

             On November 6, 2002, Jozef Straus resigned from the Company's Business Advisory Board. Under terms of his option agreement he is entitled to exercise 187,500 of the original 250,000 shares granted until November 5, 2005.

         REDUCTION IN PERSONNEL

             To reduce operating costs the Company in November 2002 reduced its personnel from 33 to 10 employees. This will allow the Company to focus on the completion of clinical studies and to maintain the critical functions and scientific personnel to manage the clinical trials as well as to continue operations. The severance cost for these employees is approximately $54,000 which will be expensed during the fourth quarter of 2002.

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

         Our operations over the last five years have been limited principally to research, testing and analysis of Product R in the United States, either IN VITRO (outside the living body in an artificial environment, such as in a test tube), or on animals, and engaging others to perform testing and analysis of Product R on human patients outside the United States. On July 30, 2001, we submitted an IND application to the FDA to begin Phase 1 clinical trials of Product R as a topical treatment for genital warts caused by the human papilloma virus (HPV) infection. Our Phase 1 studies were performed in the United States on human patients. In September 2001, the FDA cleared the IND application to begin Phase 1 clinical trials. In March 2002, we completed the Phase 1 trials and submitted to the FDA the results, which indicated that Product R was safe and well tolerated dermatologically in all the doses applied in the study. Currently, we do not have sufficient funds available to pursue the Phase 2 clinical trials of Product R as a topical treatment for genital warts caused by the HPV infection.

         In June 2002 the Israeli Ministry of Health approved the testing of Product R in the following injectable clinical trials, which began during November 2002:

         o PHASE I/II STUDY IN CACHECTIC PATIENTS NEEDING SALVAGE THERAPY FOR AIDS. The Israeli Ministry of Health has approved these clinical trials for cachectic patients who have failed highly active anti-retroviral therapy (HAART) and require salvage therapy. We believe that injectable Product R may have three major beneficial effects in patients with AIDS:
                   First, its therapeutic effects on the body wasting (cachexia) seen in patients with AIDS. Second, the mitigation of the toxicity of drugs included in HAART regimens for the treatment of AIDS. Third, Product R appears to act synergistically with drugs used in HAART regimens to suppress the replication of HIV and increase the CD4and CD8 cell counts in patients with AIDS. Thus, we believe that Product R may prove to be an important "enabler" drug in the treatment of AIDS.

         o PHASE I STUDY IN CACHECTIC PATIENTS WITH LEUKEMIA AND LYMPHOMA. The supreme medical ethics committee (Helsinki Committee) of the Israeli Ministry of Health has approved this clinical trial for the study of the treatment with injectable Product R of cachectic patients with hematopoietic and lymphoid tumors, including acute lymphocytic leukemia, Hodgkin's disease and non-Hodgkin's lymphoma.

         o PHASE I STUDY IN CACHECTIC PATIENTS WITH SOLID TUMORS. The Israeli Ministry of Health has approved these clinical trials for the study of the treatment with injectable Product R of body wasting (cachexia) in patients with solid tumors such as colonic, lung, breast, stomach and kidney cancers.

         Although there can be no assurances, we anticipate that the clinical trials in Israel will help facilitate the planned investigational new drug (IND) application process for injectable Product R with the FDA.

         On July 8, 2002, we extended an agreement with the Weizmann Institute of Science and Yeda its developmental arm in Israel, to conduct research on the effects of Product R on the immune system, especially on T lymphocytes. In addition, scientists will explore the effects of Product R in animal models. Under its provisions the study period is extended for twelve months to July 7, 2003. Total costs incurred in connection with this research are expected to be $138,000, of which a payment of $40,000 was made during July 2002. Subsequently, we made a payment of $40,000 in November 2002.

         In September 2002, we entered into a contract with EnviroGene LLC, an affiliate of the Selikoff Center, to conduct, evaluate and maintain the scientific quality for the 3 clinical studies listed above. Under the terms of this agreement, EnviroGene will (1) finalize all Israeli government and hospital approval documents, (2) complete and organize the 3 clinical trials including establishing a network of scientists to perform said study/trial and initiate recruitment of patients and (3) perform the studies/trails and evaluate the results. Total costs incurred by EnviroGene LLC in connection with these clinical trials are expected to be $1,551,000, of which $128,000 has been paid through September 30, 2002. Subsequently, we made a payment of $203,000 in October 2002.

         Subsequent to September 30, 2002, we entered into various agreements supporting the clinical trials in Israel aggregating approximately $1,000,000 to be paid over a twelve month period. These services include the monitoring and auditing of the clinical sites, hospital support and laboratory testing.

         Whether we will be able to proceed with Phase 2 clinical trials of Product R for topical therapy of genital warts and clinical trials in Israel for injectable Product R is dependent upon our ability to secure sufficient funds. If sufficient funds do not become available, we will have to curtail our operations by, among other things, limiting our clinical trials for Product R. We currently have the funds to begin the injectable clinical trials in Israel for Product R, however, additional financing to continue or complete such clinical trials or fund subsequent clinical trials may not be available to us, which may force us to reduce our clinical trials and operations. While we continue to attempt to secure funds through the sale of our securities, there is no assurance that such funds will be raised on favorable terms, if at all.

         Our offices are located at 200 Corporate Boulevard South, Yonkers, New York 10701. Our telephone number is (914) 376-7383. We have also established a website: www.adviral.com. Information contained on our website is not a part of this report.

RESULTS OF OPERATIONS

         For the three and nine months ended September 30, 2002, we incurred losses of approximately $2,398,000 and approximately $7,967,000 vs. approximately $2,811,000 and $7,752,000 for the three and nine months ended September 30, 2001. Our current losses were attributable primarily to:

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses decreased in the comparative three months but increased for the comparative nine months amounting to approximately $979,000 and $3,518,000 during the three and nine months ended September 30, 2002 vs. $1,141,000 and $3,284,000 for the three and nine months ended September 30, 2001. Included in the research and development expenses are:

         o consulting expenses payable to GloboMax LLC, a firm assisting us with the preparation and filing with the FDA of the IND for Product R (approximately $ 42,000 and $1,036,000 for the three and nine months ended September 30, 2002 vs. $450,000 and $1,528,000 for the three and nine months ended September 30,
                  2001);

         o expenditures in connection with laboratory supplies (approximately $67,000 and $275,000 for the three and nine months ended September 30, 2002 vs. $86,000 and $277,000 for the three months and nine months ended September 30, 2001);

         o expenditures in connection with Product R research in Israel of $259,000 and $386,000 for the three and nine months ended September 30, 2002 vs. $88,000 and $205,000 for the three and nine months ended September 30, 2001. For the three months ended September 30, 2002 expenditures were $128,000 for the Selikoff Center, $40,000 for the Weizmann Institute of Science and $91,000 for Formatech, Inc. (contract sterile fill services). For the nine months ended September 30, 2002 expenditures were $255,000 for the Selikoff Center, $40,000 for the Weizmann Institute of Science and $91,000 for Formatech, Inc. For the three months ended September 30, 2001 expenditures were $58,000 for the Selikoff Center and $30,000 for the Weizmann Institute of Science. For the nine months ended September 30, 2001 expenditures were $115,000 for the Selikoff Center and $90,000 for the Weizmann Institute of Science;

         o additional expenditures for payroll, occupancy expenses and related costs for the Yonkers, New York facility of approximately $570,000, and $1,712,000 for the three and nine months ended September 30, 2002 vs. $517,000 and $1,273,000 for the three and the nine months ended September 30, 2001. Included in such expenditures are payroll and taxes, which accounted for approximately $479,000 and $1,459,000 for the three and nine months ended September 30, 2002 vs. $434,000 and $1,060,000 for the three and nine months ended September 30, 2001. The additional payroll was for additional employees in the scientific areas, including a Vice President of Drug Development and a Vice President of Quality Assurance; and

o expenditures in connection with production process validation by outside consultants of $6,000 and $73,000 for the three and nine months ended September 30, 2002 and $1,000 and $0 for the three and nine months ended September 30, 2001.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense was approximately $745,000 and $2,172,000 for the three and nine months ended September 30, 2002 vs. $1,212,000 and $3,053,000 for the three and nine months ended September 30, 2001. The decrease in general and administrative expenses primarily resulted from:

         o Decrease in professional fees of approximately $151,000 and $501,000 for the three and nine months ended September 30, 2002 vs. $443,000 and $1,120,000 for the three and nine months ended September 30, 2001. This decrease was primarily attributable to certain legal fees for litigation settled in 2001 ($56,000 for the three and nine months ended September 30, 2002 vs. $338,000 and $642,000 for the three and nine months ended September 30, 2001) (See "Legal Proceedings");

         o Decrease in consulting fees of approximately $6,000 and $34,000 for the three and nine months ended September 30, 2002 vs. $57,000 and $178,000 for the three and nine months ended September 30, 2001 attributed to hiring a full time person for Drug Development which was previously performed by a consultant;

         o Decrease in payroll and related expenses of approximately $265,000 and $769,000 for the three and nine months ended September 30, 2002 vs. $316,000 and $819,000 for the three and nine months ended September 30, 2001. The decrease is attributable to the accrual in September 2001 of a $100,000 bonus to Dr. Hirschman in accordance with his contract of which $50,000 has been paid through September 30, 2002; and

o Decrease in recruiting expenses of approximately $0 and $7,000 for the three and nine months ended September 30, 2002 vs. $71,000 and $122,000 for the three and nine months ended September 30, 2001 for new employees placed during these periods.


         COMPENSATION EXPENSE FOR OPTIONS AND WARRANTS. Compensation expense was approximately $30,000 and $646,000 for the three and nine months ended September 30, 2002 vs. $35,000 and $393,000 for the three and nine months ended September 30, 2001. These amounts are the results of the calculation of the fair value of options, using the Black-Scholes Pricing Model, resulting from extending the expiration date of a non-employee's options ($177,000), grant of options to members of our advisory boards ($278,000) and the issuance of warrants to an outside consultant, Harbor View Group, Inc. ($191,000).

         DEPRECIATION EXPENSE. Our increased losses during the three and nine months ended September 30, 2002 are also due to increased depreciation expense (approximately $259,000 and $729,000 for the three and nine months ended September 30, 2002 vs. $142,000 and $371,000 for the three and nine months ended September 30, 2001) due to the purchase of additional research and laboratory equipment and leasehold improvements.


         INTEREST INCOME (EXPENSE). Interest income for the three and nine months ended September 30, 2002 was approximately $7,000 and $12,000 vs. $12,000 and $109,000 for the three and nine months ended September 30, 2001.

Our losses during the three and nine months ended September 30, 2002 are also due to interest expense (approximately $391,000 and $914,000 for the three and nine months ended September 30, 2002 vs.

$295,000 and $774,000 for the three and nine months ended September 30, 2001). Included in the interest expense are:

         o amortization of discount on certain warrants (approximately $352,000 and $850,000 for the three and nine months ended September 30, 2002 vs. $286,000 and $747,000 for the three and nine months ended September 30, 2001); and

         o amortization of loan costs and other interest expense (approximately $38,000 and $63,000 for the three and nine months ended September 30, 2002 vs. $9,000 and $27,000 for the three and nine months ended September 30, 2001).

         REVENUES. We had no revenues for the three and nine months ended September 30, 2002 vs. $2,000 and $14,000 for the three and nine months ended September 30, 2001. All sales during these periods were made to distributors purchasing Product R for testing purposes.

LIQUIDITY

         As September 30, 2002, we had current assets of approximately $2,800,000 compared to approximately $ 1,563,000 at December 31, 2001. We had total assets of approximately $6,377,000 and $5,449,000 at September 30, 2002 and December 31, 2001, respectively. The increase in current and total assets was primarily attributable to cash on hand from financing activities used to fund operating expenditures and property and equipment.

         During the nine months ended September 30, 2002, we used cash of approximately $6,779,000 for operating activities, as compared to approximately $5,865,000 during the nine months ended September 30, 2001. During the nine months ended September 30, 2002, our expenses included:

         o approximately $2,228,000 for payroll and related costs primarily for administrative staff, scientific personnel and executive officers;

         o approximately $1,036,000 in consulting fees to GloboMax and its subcontractors;

         o approximately $510,000 for other professional and consulting fees, including $56,000 for legal fees relating to the settlement agreement (See "Legal Proceedings");

         o        approximately $425,000 for insurance costs;

         o approximately $330,000 for rent and utilities for our Yonkers facility;

         o approximately $387,000 for expenditures for Product R research in Israel; and

         o        approximately $275,000 for laboratory supplies.

         During the nine months ended September 30, 2002, cash flows provided by financing activities was primarily due to the proceeds from the sale of common stock of approximately $6,280,000, the issuance of a convertible debenture of $2,000,000 and principal payments of $127,000 on equipment obligations. During the nine months ended September 30, 2002, cash flow used by investing activities was used for expenditures of approximately $193,000 for research and laboratory equipment and facility improvements at our Yonkers, New York facility.

         On February 9, 2001 we entered into a private equity line of credit agreement with Cornell Capital Partners, LP. Under the equity line of credit agreement, we have the right to put shares of our common stock to Cornell Capital from time to time to raise up to $50,000,000, subject to certain conditions and restrictions. Under the terms of a registration rights agreement entered in connection with the equity line of credit, in February 2001 we filed with the Securities and Exchange Commission a registration statement to register the resale of shares of common stock purchased by Cornell Capital upon the exercise of each put option and related warrants, which registration statement was declared effective by the Commission. As of September 30, 2002, we have not drawn down on the equity line of credit.

         Advanced Viral has adopted a 401(k) plan that allows eligible employees to contribute up to 20% of their salary, subject to annual limits. We match 50% of the first 6% of the employee contributions with our common stock and may from time to time, at our discretion, make additional contributions based upon earnings. In May 2002 we funded our matching contribution of approximately $33,000 for the year ended December 31, 2001 by purchasing our common stock in open market transactions. This match was calculated to be 50% of the first 6% of employee contributions.

         To reduce operating costs, in November 2002 we reduced our personnel from 33 to 10 employees. This will allow us to focus on the completion of our clinical studies and maintain the critical functions and scientific personnel to manage the clinical trials and continue operations. The severance cost for these employees is approximately $54,000, which will be expensed during the fourth quarter of 2002. As a result of the reduction in personnel, we reduced our salary obligations to employees by approximately $1.4 million annually, which amount was approximately 50% of our total annual salary obligations to employees.

RECENT OPTION GRANTS

         At its May 1, 2002 Board of Directors meeting, the Board resolved to authorize the grant to members of the Board of Directors and members of our advisory boards of options to acquire up to 33,390,000 shares of our common stock (approximately 7% of our outstanding shares and currently exercisable options and warrants) over an 8-year period at such times and upon such terms and conditions as the Board determines from time to time in the future. Specifically, on May 6, 2002, we granted stock options to the following executive officers, directors and advisory board members. Except as noted below, all such stock options have anti-dilution rights and generally are exercisable 25% immediately, 25% on June 20, 2002, 25% on September 20, 2002 and 25% on December 20, 2002 through the earlier to occur of May 5, 2010 or three years from date of termination of the optionee's service to the Company.


                                                                                          Shares Underlying
       Option Holder                                Position                                    Options        Exercise Price
       -------------                                --------                              -----------------    --------------
Eli Wilner                   Secretary, Chairman of the Board, Member of Executive              1,400,000           $0.12
                             Management Committee and Audit and Compensation
                             Committee

James F. Dicke II            Former Director (resigned 11/4//02)                                  800,000        $0.12 (3a)

David Seligman               Director, Member of Executive Management Committee,                1,200,000           $0.12
                             Chairman of Audit and Compensation Committee

Nancy J. Van Sant (1)        Director                                                             600,000           $0.12

Roy S.  Walzer               Director, Member of Audit and Compensation Committee,                528,800        $0.295 (2a)
                             Investment Analysis Committee

Paul R. Bishop               Former Director (resigned 11/4//02)                                  238,356      $0.17 (2b) (3b)

Richard S. Kent,             Director, Member of Investment Analysis Committee and                241,096        $0.14 (2c)
MD                           Pharmaceutical Liaison Committee

Christopher Forbes           Former Director (resigned 5/1/02)                                    150,000           $0.12

George P. Canellos, M.D.     Member of Scientific Advisory Board                                  250,000           $0.12

Michael Harris, M.D.         Member of Scientific Advisory Board                                  250,000           $0.12


James D'Olimpio, M.D.        Member of Scientific Advisory Board                                  250,000           $0.12

Ms. Carol Armenti            Member of Scientific Advisory Board                                  250,000           $0.12

Howard Young, M.D.           Member of Scientific Advisory Board                                  250,000           $0.12

Mark H. Kaplan, M.D          Member of Scientific Advisory Board                                  250,000        $0.12 (2d)

Albert Reichmann             Member of Business Advisory Board                                    250,000           $0.12

Jozef Straus, Ph.D., D.Sc.   Former Member of Business Advisory Board (resigned                   250,000        $0.12 (3c)
(Hon.)                       11/6//02)

Peter Lunder                 Member of Business Advisory Board                                    250,000           $0.12
Sidney Pestka, MD            Member of Scientific Advisory Board                                  250,000        $0.14 (2e)
                                                                                                  -------
TOTAL                                                                                           7,658,252

-------------------------

(1) Except as noted, all such stock options have anti-dilution rights and generally are exercisable in 25% increments on a quarterly basis commencing on May 6, 2002 through May 5, 2010.

(2) Such options are exercisable in 25% increments on a quarterly basis commencing on: (a) June 10, 2002 through June 9, 2010; (b) July 29, 2002 through July 28, 2010; (c) September 24, 2002 through September 23, 2010;
     (d) May 15, 2002; and (e) September 18, 2002 through September 17, 2010.

(3) (a) On November 4, 2002, James F. Dicke II resigned from the Board of Directors. Under terms of his option agreement he is entitled to exercise 600,000 of the original 800,000 shares granted through November 3, 2005;
     (b) On November 4, 2002, Paul Bishop resigned from the Board of Directors. Under terms of his option agreement he is entitled to exercise 119,178 of the original 238,356 shares granted through November 3, 2005; (c) On November 6, 2002, Jozef Straus, PhD., DSc Hon. resigned from the Business Advisory Board. Under terms of his option agreement he is entitled to exercise 187,500 of the original 250,000 shares granted through November 5, 2005.

         During May 2002, we granted to certain employees stock options to acquire up to an aggregate of 274,000 shares of our common stock at an exercise price of $0.17 per share. Such options shall expire upon the earlier to occur of January 1, 2012 or 90 days after the option holder is no longer an employee of Advanced Viral. All such stock options are exercisable in increments of 20% on January 2 of each year of employment through the expiration date.

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

         We may not be able to raise the funds we currently need to begin or conclude the planned Phase 2 clinical trials for our current IND for the topical therapy of genital warts or conclude the injectable clinical trials in Israel. There can be no assurances that we will maintain operations at current levels, and we may be required to curtail certain of our operations, including the testing and clinical trials of Product R. Although we may not be successful in doing so, we intend to continue to sell our securities in an attempt to mitigate the effects of our cash position. No assurance can be given that equity or debt financing, if and when required, will be available on satisfactory terms, if at all.

CAPITAL RESOURCES

         We have been dependent upon the proceeds from the continued sale of securities for the funds required to continue operations at present levels and to fund further research and development activities. The following table summarizes sales of our securities over the last two years.


                                                                               Purchase Price
                                                         Convertible /        Conversion Price/   Maturity Date/
 Date Issued    Gross Proceeds     Security Issued      Exercisable Into       Exercise Price    Expiration Date
 -----------    --------------     ---------------      ----------------      ----------------   ---------------
                                                                                                    >C>
Nov-2000 -          $5,371,000  common stock           13,427,500 shares      $0.40 per share            n/a
Mar 2001                        warrants               4,028,250 shares       $0.48 per share         11/7/2005


                                                       4,028,250 shares       $0.56 per share

Nov-2000            $1,500,000  common stock           4,960,317 shares       $0.3024 per share          n/a

Feb-2001           equity line  warrants               10,000,000 shares      $1.00 per share (1)      2/9/2006
Jul-2001            $1,000,000  common stock           3,125,000 shares       $0.32 per share            n/a
Jul-2001              $490,000  common stock           1,225,000 shares       $0.40 per share            n/a
                                warrants               367,500 shares         $0.48 per share         7/27/2006
                                                       367,500 shares         $0.56 per share
Aug-2001              $600,000  common stock           2,000,000 shares       $0.30 per share            n/a
Sep-2001            $1,000,000  common stock           6,666,667 shares       $0.15 per share            n/a
Dec-2001            $2,000,000  common stock           7,407,407 shares       $0.27 per share            n/a
Dec-2001              $410,000  common stock           1,518,519 shares       $0.27 per share            n/a
Dec-2001              $200,000  common stock           740,741 shares         $0.27 per share            n/a
Feb-2002              $500,000  common stock           3,333,333 shares       $0.15 per share            n/a
Feb-2002              $500,000  common stock           3,333,333 shares       $0.15 per share            n/a
Mar-2002              $500,000  common stock           3,333,333 shares       $0.15 per share            n/a
Apr-2002            $1,939,000  common stock           17,486,491 shares      $0.11089 per share         n/a
May-2002              $500,000  convertible debenture  $100,000 converted     (2)                     5/30/2004
                                                       (909,091 shares)
May-2002         Consulting     Warrants               1,000,000 shares       $0.18 per share         5/30/2008
                  Services
Jul-2002            $1,000,000  convertible debenture  $200,000 converted     (3)                      7/3/2004
                                                       (1,299,545 shares)
Jul-2002              $500,000  convertible debenture  Not yet converted      (4)                     7/15/2004
Sep-2002            $3,010,000  common                 21,500,000 shares      $0.14 per share            n/a
                                stock
                                Warrants               16,125,000             $0.25 per share (5)       9/9/07


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

(2) $0.11 per share for the first 20% of the principal balance of the Debenture; thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of (i) 90% of the average closing bid price for the five trading days prior to the conversion date (the "Market Price"); or (ii) ten cents ($0.10) which amount is subject to certain adjustments.

(3) $0.1539 per share for the first 20% of the principal balance of the Debenture; thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of (i) 90% of the Market Price; or (ii) ten cents ($0.10) which amount is subject to certain adjustments.

(4) $0.1818 per share for the first 20% of the principal balance of the Debenture; thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of (i) 90% of the Market Price; or (ii) ten cents ($0.10) which amount is subject to certain adjustments.

(5) An adjustment provision in the warrants provides that 60 trading days following the original issue date of such warrants (the "FIRST DETERMINATION DATE"), a certain number of warrants shall become exercisable at $.001. The number of shares for which the warrants are exercisable at $.001 per share is equal to the positive difference, if any, between (i) $3,010,000 divided by the volume weighted average price ("VWAP") of our common stock for the 60 trading days preceding the First Determination Date and (ii) 21,500,000. Upon 120 trading days following the original issue date of the warrants (the "SECOND DETERMINATION DATE"), a certain number of remaining warrants shall become exercisable at $.001. The number of shares for which the warrants are exercisable at $.001 per share is equal to the positive difference, if any, between (i) $3,010,000 divided by the VWAP of our common stock for the 60 trading days preceding the Second Determination Date and (ii) 21,500,000. No adjustment will be made in the event that the VWAP for the 60 trading day period preceding the applicable determination date is $.14 or greater.

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

         As of September 30, 2002, we had incurred approximately $83,700 in fees in connection with the equity line of credit. Such fees have been deferred and are being amortized over the life of the line of credit.

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

         SHELF OFFERINGS. On March 31, 2000, we filed a shelf registration statement with the SEC relating to the offering of shares of our common stock to be used in connection with financings and resales of the shares issued thereunder by the recipients of such shares. As of the date of this prospectus, we have issued and sold approximately 59 million shares of our common stock and received proceeds of approximately $11.2 million under the shelf registration statement, as follows:

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

         o On September 10, 2002, we issued and sold an aggregate of 21,500,000 shares of our common stock pursuant to a Securities Purchase Agreement with certain investors for total proceeds of approximately $3,010,000, or $0.14 per share, along with warrants to purchase 16,125,000 shares of our common stock at an exercise price of $0.25 per share, subject to adjustment, as described below. In addition, pursuant to a placement agent agreement with H. C. Wainwright & Co., Inc. ("HCW"), we paid HCW a placement fee of $150,500 cash and issued to HCW 1,032,000 shares of our common stock. An adjustment provision in the Warrants provides that 60 trading days following the original issue date of the Warrants (the "First Determination Date"), a certain number of Warrants shall become exercisable at $.001. The number of shares for which the Warrants are exercisable at $.001 per share is equal to the positive difference, if any, between (i) $3,010,000 divided by the volume weighted average price ("VWAP") of our common stock for the 60 trading days preceding the First Determination Date and
                  (ii) 21,500,000. Upon 120 trading days following the original issue date of the Warrants (the "Second Determination Date"), a certain number of remaining Warrants shall become exercisable at $.001. The number of shares for which the Warrants are exercisable at $.001 per share is equal to the positive difference, if any, between (i) $3,010,000 divided by the VWAP of our common stock for the 60 trading days preceding the Second Determination Date and (ii) 21,500,000. No adjustment will be made in the event that the VWAP for the 60 trading day period preceding the applicable determination date is $.14 or greater.

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

         CONVERTIBLE DEBENTURES. During the second quarter of 2002, we issued to certain investors an aggregate of $2,000,000 principal amount of our 5% convertible debentures at par in several private placements. Under the terms of each 5% convertible debenture, 20% of the original issue is convertible on the original date of issue at a price equal to the closing bid price quoted on the OTC Bulletin Board on the trading day immediately preceding the original issue date (except for the Rushing/Simoni issuance which had an initial conversion price of $0.11 per share). Thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of
(i) 90% of the average closing bid price for the five trading days prior to the conversion date (the "Market Price"); or (ii) ten cents ($0.10) which amount is subject to certain adjustments. The convertible debentures, including interest accrued thereon, are payable by Advanced Viral in shares of common stock and mature two years from the date of issuance. The shares issued upon conversion of the debentures cannot be sold or transferred for a period of one year from the applicable vesting date of the convertible portion of the debentures. We issued our 5% convertible debentures as follows:

         o On May 30, 2002, we sold to O. Frank Rushing and Justine Simoni, as joint tenants, $500,000 principal amount of our 5% convertible debenture. On June 3, 2002, they converted the first 20% of the debenture ($100,000) into 909,091 shares of common stock at a conversion price of $0.11 per share.

              o On July 3, 2002, we sold to James F. Dicke II, who was then a member of our Board of Directors, $1,000,000 principal amount of our 5% convertible debenture. On July 3, 2002, Mr. Dicke converted the first 20% of the debenture ($200,000) for 1,299,545 shares of common stock at a conversion price of $0.1539 per share.

         o On July 15, 2002, we sold to Peter Lunder, a member of our Business Advisory Board $500,000 principal amount of our 5% convertible debenture. No conversion has taken place to date.

OUTSTANDING SECURITIES

         As of November 14, 2002, in addition to the 455,523,990 shares of our common stock currently outstanding, we have: (i) outstanding stock options to purchase an aggregate of 55.6 million shares of common stock at exercise prices ranging from $0.12 to $0.36, of which 52.8 million are currently exercisable;
(ii) outstanding warrants to purchase an aggregate of 50.3 million shares of common stock at prices ranging from $0.18 to $1.00, of which warrants to purchase 45.3 million shares are currently exercisable; (iii) outstanding convertible debentures representing approximately 18.7 million shares of common stock assuming a conversion price of $0.10; and (iv) up to 166,666,667 shares issuable under the equity line of credit, assuming a purchase price equal to $0.30.

         If all of the foregoing were fully issued, exercised and/or converted, as the case may be, we would receive proceeds of approximately $85.8 million, and we would have approximately 747.3 million shares of common stock outstanding. The sale or availability for sale of this number of shares of common stock in the public market could depress the market price of the common stock. Additionally, the sale or availability for sale of this number of shares may lessen the likelihood that additional equity financing will be available to us, on favorable or unfavorable terms. Furthermore, the sale or availability for sale of this number of shares could limit the annual amount of net operating loss carryforwards that could be utilized.

PROJECTED EXPENSES

         During the next 12 months, we expect to incur significant expenditures relating to operating expenses and expenses relating to regulatory filings and clinical trials for Product R. We currently do not have cash availability to meet our anticipated expenditures.

         We are currently seeking additional financing. We anticipate that we can continue operations through December 2002 with our current liquid assets, if none of our outstanding options or warrants are exercised or additional securities sold. To reduce operating costs, in November 2002 we reduced our personnel from 33 to 10 employees. Assuming we have satisfied the conditions precedent to draw on the equity line of credit, and if we receive the full amount of proceeds available from the equity line of credit, we can continue operations for at least an additional 12 months, if no options or warrants are exercised or additional securities sold. Any proceeds received from the exercise of outstanding options or warrants will contribute to working capital and increase our budget for research and development and clinical trials and testing, assuming Product R receives subsequent approvals to justify such increased levels of operation. The recent prevailing market price for shares of common stock has from time to time been below the exercise prices of certain of our outstanding options or warrants. As such, recent trading levels may not be sustained nor may any additional options or warrants be exercised. If none of the outstanding options or warrants are exercised, we do not draw down on the equity line of credit, and we obtain no other additional financing, in order for us to achieve the level of operations contemplated by management, management anticipates that we will have to limit operations. We anticipate that we will be required to sell additional securities to obtain the funds necessary to continue operations and further our research and development activities. We are currently seeking debt financing, licensing agreements, joint ventures and other sources of financing, but the likelihood of obtaining such financing on favorable terms is uncertain. Management is not certain whether, at present, debt or equity financing will be readily obtainable or whether it will be on favorable terms. Because of the large uncertainties involved in the FDA approval process for commercial drug use on humans, it is possible that we may never be able to sell Product R commercially.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 4.       CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

         Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

         There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

                  None.

Item 2.       Changes in Securities and Use of Proceeds

                  None.

Item 3.       Defaults Upon Senior Securities

                  None.

Item 4.       Submission of Matters to Vote of Security Holders

                  During the quarter ended September 30, 2002, no matters were submitted to a vote of security holders of the Registrant, through the solicitation of proxies or otherwise.

Item 5.       Other Information

                  None

Item 6.       Exhibits and Reports On Form 8-K

              (1) Exhibits.

                  (a)      See Financial Statements

                  (b)      10.1     Agreement dated May 1, 2002 (effective
                                    September 2002) between Advanced Viral
                                    Research Corp. and EnviroGene LLC.

                           10.2 Agreement dated October 8, 2002 between Advanced Viral Research Corp. and Quintiles Israel Ltd.

                           99.1 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                           99.2 Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              (2) Reports on Form 8-K.

                  In September 2002 we filed a Current Report on Form 8-K dated
              September 10, 2002 relating to the completion of a $3 million financing transaction.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ADVANCED VIRAL RESEARCH CORP.

Date: November 14, 2002        By: /s/ Alan V. Gallantar
                                   --------------------------------------------
                                   Alan V. Gallantar, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                               By: /s/ Shalom Z. Hirschman, M.D.
                                   ---------------------------------------------
                                   Shalom Z. Hirschman, President and
                                   Chief Executive Officer

                           CERTIFICATIONS PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Alan Gallantar, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Advanced Viral Research Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Alan Gallantar
----------------------------------------
Alan Gallantar, Chief Financial Officer

                           CERTIFICATIONS PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Shalom Z. Hirschman, M.D., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Advanced Viral Research Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Shalom Z. Hirschman, M.d.
--------------------------------------------------
Shalom Z. Hirschman, M.D., Chief Executive Officer