Form 10-K
period 2002-12-31
ADVANCED VIRAL RESEARCH CORP
filed 2003-03-31
CIK 786623

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-K

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes: [X]       No [ ]


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask quotations for the Common Stock on the OTC Bulletin Board, as of the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $75.3 million. The shares of Common Stock held by each officer and director and by each person known to the Registrant who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 28, 2003, the Registrant had 472,792,609 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:   None.

                          ADVANCED VIRAL RESEARCH CORP.

                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 2002


                                TABLE OF CONTENTS


PART I............................................................................................................1
     ITEM 1.      BUSINESS........................................................................................1
     ITEM 2.      DESCRIPTION OF PROPERTY........................................................................12
     ITEM 3.      LEGAL PROCEEDINGS..............................................................................12
     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................13

PART II..........................................................................................................13
     ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................13
     ITEM 6.      SELECTED FINANCIAL DATA........................................................................14
     ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS.........16
     ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK......................................24
     ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................24
     ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........24

PART III.........................................................................................................25
     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................25
     ITEM 11.     EXECUTIVE COMPENSATION.........................................................................27
     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                  STOCKHOLDER MATTERS............................................................................33
     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................34
     ITEM 14.     CONTROLS AND PROCEDURES........................................................................35

PART IV..........................................................................................................35
     ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K................................35
     ITEM 16.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................................................35
SIGNATURES.......................................................................................................37
CERTIFICATIONS...................................................................................................38
INDEX OF EXHIBITS................................................................................................40

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

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         Advanced Viral Research Corp. was formed in July 1985 to engage in the production and marketing, promotion and sale of a pharmaceutical drug known by the trademark Reticulose(R). The current formulation of Reticulose is currently known as "Product R." We believe Product R may be employed in the treatment of certain viral and autoimmune diseases such as:

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

         Our operations over the last five years have been limited principally to research, testing and analysis of Product R in the United States, either in vitro (outside the living body in an artificial environment, such as in a test tube), or on animals, and engaging others to perform testing and analysis of Product R on human patients both inside and outside the United States. On July 30, 2001, we submitted an IND application to the FDA to begin Phase 1 clinical trials of Product R as a topical treatment for genital warts caused by the human papilloma virus (HPV) infection. In September 2001, the FDA cleared the IND application to begin Phase 1 clinical trials. Our Phase 1 study was performed in the United States on human volunteers. In March 2002, we completed the Phase 1 trial and submitted to the FDA the results, which indicated that Product R was safe and well tolerated dermatologically in all the doses applied in the study. Currently, we do not have sufficient funds available to pursue the Phase 2 clinical trials of Product R as a topical treatment for genital warts caused by HPV infection.

         In June 2002 the Israeli Ministry of Health approved the testing of Product R in the following clinical trials using injectable Product R, which began during November 2002:

         o PHASE I/PHASE II STUDY IN CACHECTIC PATIENTS NEEDING SALVAGE THERAPY FOR AIDS. These patients have failed highly active anti-retroviral therapy (HAART), remain on HAART, and require salvage therapy. We believe that Product R may have three major beneficial effects in patients with AIDS:

                  o First, its therapeutic effects on body wasting (cachexia) seen in patients with AIDS;

                  o Second, the mitigation of the toxicity of drugs included in HAART regimens for the treatment of AIDS;

                  o Third, the synergistic activity with drugs used in HAART regimens to suppress the replication of HIV and increase the CD4 and CD8 cell counts in patients with AIDS.

                  Thus, we believe that Product R may prove to be an important "enabler" drug in the treatment of AIDS.

         o PHASE I STUDY IN CACHECTIC PATIENTS WITH LEUKEMIA AND LYMPHOMA. Included are patients with acute lymphocytic leukemia, multiple Myeloma, Hodgkin's disease and non-Hodgkin's lymphoma.

         o PHASE I STUDY IN CACHECTIC PATIENTS WITH SOLID TUMORS. Included are patients with solid tumors such as colonic, lung, breast, stomach and kidney cancers.

         Our objective for the three Israeli trials is to determine the safety, tolerance and metabolic characteristics of Product R. Although there can be no assurances, we anticipate that the clinical trials in Israel will help facilitate the planned investigational new drug (IND) application process for injectable Product R with the FDA.

         In April 2001, we formalized a 12 month agreement with Selikoff Center in Israel to develop clinical trials in Israel using Product R. It is anticipated that these trials will support future FDA applications. As of December 31, 2002, we paid $242,000 for such research.

         In September 2002, we entered into a contract with EnviroGene LLC, an affiliate of the Selikoff Center, to conduct, evaluate and maintain the scientific quality for the 3 clinical studies listed above. Under the terms of this agreement, EnviroGene will (1) finalize all Israeli government and hospital approval documents, (2) complete and organize the 3 clinical trials including establishing a network of scientists to perform said study/trial and initiate recruitment of patients and (3) perform the studies/trials and evaluate the results. Total costs incurred by EnviroGene LLC in connection with these clinical trials are expected to be $1,551,000, of which $625,000 has been paid through December 31, 2002.

         In the fourth quarter of 2002, we entered into various agreements supporting the clinical trials in Israel aggregating approximately $1,000,000 to be paid over a twelve-month period. These services include the monitoring and auditing of the clinical sites, hospital support and laboratory testing.

         In March 2003, we commenced discussions and began to draft protocols to expand the ongoing Israeli clinical trials of Product R for the treatment of AIDS patients (who have failed HAART and remain on HAART therapy) into late Phase II blinded, controlled clinical trials.

         On July 8, 2002, we extended an agreement with the Weizmann Institute of Science and Yeda its developmental arm in Israel, to conduct research on the effects of Product R on the immune system, especially on T lymphocytes. In addition, scientists will explore the effects of Product R in animal models. Under its provisions the study period is extended for another twelve months to July 7, 2003. Total costs incurred in connection with this research are expected to be $138,000, of which payments of $40,000 were made in July 2002 and November 2002.

         Whether we will be able to proceed with clinical trials in Israel for injectable Product R is dependent upon our ability to secure sufficient funds. If sufficient funds do not become available, we will have to curtail our operations by, among other things, limiting our clinical trials for Product R. We may not be able to raise the funds we currently need to continue or complete the clinical trials for injectable Product R in Israel. While we continue to attempt to secure funds through the sale of our securities, there is no assurance that such funds will be raised on favorable terms, if at all.

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

         In February 1998, we contracted with GloboMax LLC to advise and assist us in our preparation of the IND that was filed with the FDA in July 2001 and cleared for Phase 1 trials in September 2001, and to otherwise guide us through the FDA process. During 2001 and 2002, GloboMax continued its project management services for the pre-clinical development and IND submission of Product R to the FDA, the development of standard operating procedures and validation protocol for the preparation and manufacture of Product R. Expenses paid during 2001 and 2002 relating to the GloboMax agreement were approximately $3,587,000. Pursuant to the agreement with GloboMax, we are obligated to pay for services on an hourly basis, at prescribed rates.

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

RESEARCH, DEVELOPMENT AND TESTING

         For the period from inception (February 20, 1984) through December 31, 2002 we expended approximately $18,315,000 on testing and research and development activities either in our laboratories or pursuant to various testing agreements with both domestic and foreign companies. We currently are funding research and testing at institutes and several medical centers in Israel to:

         o determine the safety and efficacy of Product R on animals and cultured human cells;

         o determine the effectiveness of Product R in the treatment of cachexia (body wasting) in patients with AIDS taking a multi-drug cocktail (highly active anti-retroviral therapy (HAART));

         o determine the effectiveness of Product R in the treatment of cachexia in patients with solid cancers;

         o determine the effectiveness of Product R in the treatment of cachexia in patients with leukemias and lymphomas;

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

         In June 2002 the Israeli Ministry of Health approved the testing of Product R in the following clinical trials using injectable Product R, which began during November 2002:

         o PHASE I/PHASE II STUDY IN CACHECTIC PATIENTS NEEDING SALVAGE THERAPY FOR AIDS. These patients have failed highly active anti-retroviral therapy (HAART), remain on HAART, and require salvage therapy. We believe that Product R may have three major beneficial effects in patients with AIDS:

                  o First, its therapeutic effects on body wasting (cachexia) seen in patients with AIDS:

                  o Second, the mitigation of the toxicity of drugs included in HAART regimens for the treatment of AIDS:

                  o Third, the synergistic activity with drugs used in HAART regimens to suppress the replication of HIV and increase the CD4 and CD8 cell counts in patients with AIDS:

                  Thus, we believe that Product R may prove to be an important "enabler" drug in the treatment of AIDS.

         o PHASE I STUDY IN CACHECTIC PATIENTS WITH LEUKEMIA AND LYMPHOMA. Included are patients with acute lymphocytic leukemia, multiple Myeloma, Hodgkin's disease and non-Hodgkin's lymphoma.

         o PHASE I STUDY IN CACHECTIC PATIENTS WITH SOLID TUMORS. Included are patients with solid tumors such as colonic, lung, breast, stomach and kidney cancers.

         Our objective for the three Israeli trials is to determine the safety, tolerance and metabolic characteristics of Product R. Although there can be no assurances, we anticipate that the clinical trials in Israel will help facilitate the planned investigational new drug (IND) application process for injectable Product R with the FDA.

         In April 2001, we formalized a 12 month agreement with Selikoff Center in Israel to develop clinical trials in Israel using Product R. It is anticipated that these trials will support future FDA applications. As of December 31, 2002, we paid $242,000 for such research.

         In September 2002, we entered into a contract with EnviroGene LLC, an affiliate of the Selikoff Center, to conduct, evaluate and maintain the scientific quality for the 3 clinical studies listed above. Under the terms of this agreement, EnviroGene will (1) finalize all Israeli government and hospital approval documents, (2) complete and organize the 3 clinical trials including establishing a network of scientists to perform said study/trial and initiate recruitment of patients and (3) perform the studies/trials and evaluate the results. Total costs incurred by EnviroGene LLC in connection with these clinical trials are expected to be $1,551,000, of which $625,000 has been paid through December 31, 2002.

         In the fourth quarter of 2002, we entered into various agreements supporting the clinical trials in Israel aggregating approximately $1,000,000 to be paid over a twelve-month period. These services include the monitoring and auditing of the clinical sites, hospital support and laboratory testing.

         In March 2003, we commenced discussions and began to draft protocols to expand the ongoing Israeli clinical trials of Product R for the treatment of AIDS patients (who have failed HAART and remain on HAART therapy) into late Phase II blinded, controlled clinical trials.

         On July 8, 2002, we extended an agreement with the Weizmann Institute of Science and Yeda its developmental arm in Israel, to conduct research on the effects of Product R on the immune system, especially on T lymphocytes. In addition, scientists will explore the effects of Product R in animal models. Under its provisions the study period is extended for another twelve months to July 7, 2003. Total costs incurred in connection with this research are expected to be $138,000, of which payments of $40,000 were made in July 2002 and November 2002.

         Whether we will be able to proceed with Phase 2 clinical trials of Product R for topical therapy of genital warts and clinical trials in Israel for injectable Product R is dependent upon our ability to secure sufficient funds. If sufficient funds do not become available, we will have to curtail our operations by, among other things, limiting our clinical trials for Product R. We may not be able to raise the funds we currently need to begin or complete the topical Phase 2 for Product R or to continue the clinical trials for injectable Product R in Israel. While we continue to attempt to secure funds through the sale of our securities, there is no assurance that such funds will be raised on favorable terms, if at all.

         The studies being conducted in Israel are subject to risks associated with the political, economic and military conditions affecting Israel and the Middle East, and recent world events, including terrorism and war, have made it difficult to predict whether or in what manner these problems will be resolved.

         Our studies detailing the results of the research and testing being conducted in Israel may not positively impact the FDA's decision to approve a new IND for injectable Product R or approve the marketing, sales or distribution of Product R within the United States, and as a result may not improve our chances of gaining approval for the marketing, sales or distribution of Product R anywhere in the world. We currently do not have the resources to engage in further testing, and we cannot provide assurances that we will acquire such financial resources to continue or complete the studies, or, if we acquire such resources, that we will do so on favorable terms.

SCIENTIFIC ADVISORY BOARD

            In January 2002, we formed a Scientific Advisory Board currently consisting of five people with experience in oncology, hematology, women's health and related fields for the purpose of having access to additional expertise and counsel to support the development of Product R in connection with the rigorous clinical trials required by the FDA's regulatory approval process. The current members of the Scientific Advisory Board are:

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

         DR. HOWARD YOUNG currently serves on the staff of a cancer research institute. He has been elected to serve as the Vice President of the International Society for Interferon and Cytokine Research in 2002 and 2003 and as President in 2004 and 2005. During 2001, Dr. Young was elected a fellow to the American Academy of Microbiology. Dr. Young served as Chair of the Immunology Division of the American Society for Microbiology from 1996-1997. Dr. Young has authored/co-authored over 200 research papers in the field of cellular and molecular immunology. Dr. Young is a member of the editorial boards of the "Journal of Interferon and Cytokine Research," "The Journal of Biological Chemistry, "Genes and Immunity," and served on the editorial board of "The Journal of Immunology" from 1997-2001. Dr. Young is Editor-in-Chief of the "Newsletter of the International Society of Interferon and Cytokine Research."

         DR. SIDNEY PESTKA, a recipient of the National Medal of Technology for 2001, is currently Professor and Chairman of the Department of Molecular Genetics, Microbiology and Immunology at New Jersey's Robert Wood Johnson Medical School of the University of Medicine and Dentistry. Previously he was Associate Director of the Roche Institute of Molecular Biology. His work in the development of interferons, which are used clinically for treating a range of diseases, including hepatitis B, multiple sclerosis and hairy cell leukemia, is the basis of several U.S. and more than 100 foreign patents. Dr. Pestka was inducted into the New Jersey Inventor's Hall of Fame in 1993. He has also received the Selman Waksman Award in Microbiology and the Milstein Award from the International Society for Interferon and Cytokine Research. He has served on the National Cancer Institute's Breast Cancer Task Force, the Basic Pharmacology Advisory Committee of the Pharmaceutical Manufacturers Association Foundation and is secretary, and former President, of the International Society of Interferon Research. Dr. Pestka received his undergraduate degree in chemistry from Princeton University in 1957 and his medical degree from the University of Pennsylvania School of Medicine in 1961. Over the past 30 years, he has published several books and written more than 400 research articles for prestigious peer-reviewed scientific journals.

PATENTS

         We believe that patent protection and trade secret protection are important to our business and that our future will depend, in part, on our ability to maintain trade secret protection, obtain patents and operate without infringing the proprietary rights of others both in the United States and abroad. We currently have 10 patent applications pending with the United States Patent and Trademark Office (PTO) and 15 patent applications pending in other countries relating to Product R. In the United States, we have 10 issued patents from the PTO. We also have 2 issued patents in Australia and one patent granted in China. During April 2002, under the terms of a settlement agreement entered as part of a final judgment on March 25, 2002, we were assigned all rights, title and interest in two issued U.S. patents pertaining to Reticulose(R) technology.

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

MARKETING AND SALES

         Except for limited sales of Product R for testing and other purposes, Product R is not sold commercially anywhere in the world. To date, our efforts or the efforts of our representatives have produced no material benefits to us regarding our ability to have Product R sold commercially anywhere in the world. We have entered into exclusive distribution agreements with four separate entities granting exclusive rights to distribute Product R in the countries of Canada, China, Japan, Hong Kong, Macao, Taiwan, Mexico, Argentina, Bolivia, Paraguay, Uruguay, Brazil and Chile. Pursuant to these agreements, the distributors are obligated to cause Product R to be approved for commercial sale in such countries and upon such approval, to purchase from us certain minimum quantities of Product R to maintain the exclusive distribution rights. Our marketing plans for Product R are still dependent upon registration of Product R for sale in various jurisdictions. We have made no sales under the distribution agreements other than for testing purposes. To date we have received no information that would lead us to believe that we will be positioned to sell Product R commercially anywhere in the world. On July 30, 2001, we submitted an IND application to the FDA to begin Phase 1 clinical trials of Product R as a topical treatment for genital warts caused by the human papilloma virus (HPV) infection. In September 2001, the FDA cleared the IND application to begin Phase 1 clinical trials. In March 2002, Advanced Viral completed a Phase 1 trial and submitted to the FDA the results, which indicated that Product R was safe and well tolerated dermatologically in all the doses applied in the study Due to limited financial resources, we currently are unable to pursue the Phase 2 clinical trials.

         Initially we targeted our sales and marketing efforts to those countries where Reticulose was previously marketed by its prior owners for a number of years as an anti-viral agent in the treatment of Asian influenza, viral pneumonia, viral infectious hepatitis, mumps, encephalitis, herpes simplex and herpes zoster. Those countries included Singapore, Hong Kong, Malaysia, Taiwan, the Philippines and Malta. Registration of Product R will be required in such countries as well as in the other countries comprising the distributors' territories before any significant sales may begin. The registration of Product R for sale in these countries has been frustrated due to our inability to obtain the registration and approval to sell Product R in the Bahamas, the country of origin, and a general lack of published data on the effectiveness of Product R. Until Product R is registered and approved for sale in the United States, in another developed country or in the other countries included in the distributors' territories, we will not generate any material sales of Product R. For the years ended December 31, 2002, 2001 and 2000, we reported no commercial sales except limited sales for testing purposes. Product R is not legally available for commercial sale anywhere in the world, except for testing purposes. See "--Research, Development and Testing."

         We currently produce bulk clinical trial batches for Product R in our facility in Yonkers, New York under current Good Manufacturing Procedures (cGMP) as set forth by the FDA. The FDA has not approved Product R for distribution or sale in the United States, nor has it approved our Yonkers, New York facility.

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

EMPLOYEES

         We have ten full-time employees, consisting of our two executive officers, two employees involved in research, two employees responsible for quality assurance and quality control, an assistant controller, a chief information officer and two administrative employees. Dr. Hirschman, our President, Chief Executive Officer and a director, and Alan V. Gallantar, our Chief Financial Officer and Treasurer, each devote all of their business time to our day-to-day business operations. Eli Wilner, Chairman of the Board of Directors and Secretary, devotes as much time to his duties as is reasonably necessary. Additionally, we may hire, as and when needed, and as available, such sales and technical support staff and consultants for specific projects on a contract basis. See "Management --Employment Contracts, Termination of Employment and Change-in-Control Arrangements."

ITEM 2. DESCRIPTION OF PROPERTY

         We lease approximately 16,650 square feet for executive offices, including research laboratory space and production area at 200 Corporate Boulevard South, Yonkers, New York from an unaffiliated third party (the "Yonkers Lease"). The term of the Yonkers Lease is five years through April 2005 and our annual rental obligation under the Yonkers Lease is approximately $290,000.

         The Bahamian manufacturing facility, which was acquired on December 16, 1987, is located in Freeport, Bahamas and consists of an approximate 29,000 square foot site containing a one-story concrete building of approximately 7,300 square feet and is equipped for all topical phases of the testing, production, and packaging of bulk Product R. We are currently negotiating the sale of the Bahamian facility, after which sale we intend to manufacture Product R exclusively at our facility in Yonkers, New York.

ITEM 3. LEGAL PROCEEDINGS

         In December 2002 Advanced Viral filed suit in the Circuit Court of the 11th Judicial Circuit of Florida charging that certain investors "misrepresented their intentions in investing in Advanced Viral" and "engaged in a series of manipulative activities to depress the price of Advanced Viral stock." Advanced Viral alleges that the defendants sought to "guarantee they would be issued significantly more shares of ADVR common stock" as a result of warrant repricing provisions of a September 2002 financing agreement. Advanced Viral is seeking a judgment for damages, interest and costs.

         The complaint names SDS Merchant Fund, L.P., a Delaware limited partnership; Alpha Capital, A.G., located in Vaduz, Lichtenstein; Knight Securities, L.P., a limited partnership conducting securities business in Florida; Stonestreet Limited Partnership located in Canada; and Bristol Investment Fund, Ltd., whose principal place of business is in Grand Cayman, Cayman Islands, among others. The complaint claims that the "defendants have each, at times acting individually, and at times acting in concert with at least one or more of each other," engaged in practices that violate sections of the Florida Securities and Investor Protection Act.

         Also named as a plaintiff in the case is William B. Bregman, a resident of Miami-Dade County, Florida, and one of the largest shareholders of Advanced Viral. The complaint alleges that Mr. Bregman suffered losses of approximately $3.9 million as a result of the stock manipulation scheme.

         The suit is related to an agreement, announced September 9, 2002, pursuant to which we issued and sold to certain investors 21,500,000 shares of our common stock for total gross proceeds of $3,010,000, or $.14 per share. We also issued warrants to purchase an aggregate of 16,125,002 shares of our common stock, which were covered by provisions that allowed for an adjustment of the warrant exercise price. The complaint charges the defendants with manipulating the share price to take favorable advantage of these warrant pricing provisions.

         Following the initiation of Advanced Viral's lawsuit in Florida, three of the purchasers in the September financing (Alpha Capital, A.G., Bristol Investment Fund, Ltd. and Stonestreet Limited Partnership (the "Alpha Plaintiffs") filed separate lawsuits in the U.S. District Court for the Southern District of New York. The suits sought a preliminary injunction and other relief for breach of contract. The District Court entered an order on February 11, 2003 upon a motion of the Alpha Plaintiffs, that required that (i) we deliver to the Alpha Plaintiffs the shares of Company common stock issuable upon exercise of the warrants; (ii) the Alpha Plaintiffs post a bond of either $100,000 or the market value of the warrant shares, whichever is higher for each group of warrants as of the first and second determination dates; and (iii) all the proceeds from the sale of the warrant shares be placed in escrow pending final resolution of the litigation. Within ten days of the entry of the order, we moved to alter/amend the judgment and/or reconsideration of the Court's order requesting relief from the Court's order. The Court denied this motion and ordered Advanced Viral to immediately deliver the warrant shares to the Alpha Plaintiff's upon their payment of the exercise price and posting of a bond, without further delay and not later than April 8, 2003. We have appealed the order denying the motion for reconsideration. We continue to consider and pursue all of our options relating to the litigation, including resolution through settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the year ended December 31, 2002, no matters were submitted to a vote of security holders of Advanced Viral.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         The principal United States market in which our common stock is traded is the over-the-counter market electronic Bulletin Board. The following table shows the range of reported low bid and high bid per share quotations for our common stock for each full quarterly period during the two recent years ended December 31, 2001 and 2002, and for the first quarter of 2003. The high and low bid prices for the periods indicated reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                                                  LOW BID             HIGH BID
                                                                                  -------             --------
     First Quarter 2001............................................................0.285                0.410
     Second Quarter 2001...........................................................0.265                0.495
     Third Quarter 2001............................................................0.171                0.395
     Fourth Quarter 2001...........................................................0.179                0.400

     First Quarter 2002............................................................0.158                0.285
     Second Quarter 2002...........................................................0.096                0.300
     Third Quarter 2002............................................................0.112                0.220
     Fourth Quarter 2002...........................................................0.065                0.119

     First Quarter 2003 through March 24, 2003.....................................0.054                0.085

STOCKHOLDERS

         The approximate number of holders of record of our common stock as of March 28, 2003 is 3,135, inclusive of those brokerage firms and/or clearing houses holding shares of common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

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

ITEM 6. SELECTED FINANCIAL DATA

         The following selected historical financial data as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 have been derived from our audited financial statements. The selected consolidated financial data set forth below should be read along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this report.

                      SELECTED STATEMENT OF OPERATIONS DATA

                                                                       YEAR ENDED DECEMBER 31
                                            ----------------------------------------------------------------------
                                                2002           2001        2000            1999            1998
                                            -----------   ------------  ----------     -----------      ----------
Revenues                                           $  0       $17,601       $8,363         $10,953           $ 656
                                                   ----       -------       ------         -------           -----
Costs and Expenses:
 Research and development                     4,439,592     5,150,869    3,192,551       1,948,937       1,659,456
 General and administrative                   2,654,296     4,063,022    2,413,601       1,831,061       1,420,427
 Compensation expense                           755,397       691,404    1,901,927         210,144              --
 Depreciation                                   977,746       511,216      346,227         230,785         110,120
                                            -----------   -----------   ----------     -----------      ----------
                                              8,827,031    10,416,511    7,854,306       4,220,927       3,190,003
                                            -----------   -----------   ----------     -----------      ----------

Loss from Operations                        (8,827,031)   (10,398,910)  (7,845,943)     (4,209,974)     (3,189,347)
                                            -----------   -----------   ----------     -----------     -----------
Other Income (Expense):
 Interest income                                 27,659       113,812      161,832          42,744         102,043
 Other income                                        --            --           --              --             293
 Interest expense                            (1,341,809)     (868,856)  (1,446,692)     (2,007,032)     (1,470,699)
 Severance expense - former directors                --      (302,500)          --              --              --
                                            -----------  ------------   ----------     -----------      ----------
                                             (1,314,150)   (1,057,544)  (1,284,860)    (1, 964,288)     (1,368,363)
                                            -----------  ------------   ----------     -----------      ----------

Loss from continuing operations             (10,141,181)  (11,456,454)  (9,130,803)     (6,174,262)     (4,557,710)
Loss from discontinued operations              (201,154)     (259,114)    (223,861)         n/a             n/a

Net Loss                                   $(10,342,335) $(11,715,568) $(9,354,664)    $(6,174,262)    $(4,557,710)
                                           ============  ============  ===========     ===========     ===========
Net Loss Per Share of Common
 Stock - Basic and Diluted
     Continuing operations                      $(0.02)       $(0.03)       $(0.03)         $(0.02)         $(0.02)
                                                ======        ======        ======          ======          ======
     Discontinued operations                    $(0.00)       $(0.00)       $(0.00)             n/a             n/a
                                                ======        ======        ======

------------------------------
See notes to consolidated financial statements.

                           SELECTED BALANCE SHEET DATA


                                                                         AS OF DECEMBER 31
                                                  -------------------------------------------------------------------
                                                    2002         2001           2000          1999            1998
                                                ----------    ----------     ----------    ----------      ----------
ASSETS
Current Assets:
 Cash and cash equivalents                      $1,475,755    $1,499,809     $5,962,633      $836,876        $924,420
 Investments                                            --            --             --            --         821,047
 Inventory                                              --            --         19,729        19,729          19,729
 Other current assets                              294,496       252,161         34,804        59,734          29,818
                                                ----------    ----------     ----------    ----------      ----------
 Total current assets                            1,770.251     1,751,970      6,017,166       916,339       1,795,014
Property and Equipment, Net                      2,244,118     2,818,045      1,944,199     1,375,923       1,049,593
Other Assets                                      931,660        878,776        847,349       569,312         460,346
                                                ----------    ----------     ----------    ----------      ----------
 Total assets                                   $4,946,029    $5,448,791     $8,808,714    $2,861,574      $3,304,953
                                                ==========    ==========     ==========    ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY)
Current Liabilities:
 Accounts payable and accrued liabilities       $  554,707    $1,843,706       $902,961      $728,872        $279,024
 Current portion of capital lease obligation       104,719        64,197         58,690        50,315         $38,335
 Current portion of note payable                    25,165        24,246         21,517        19,095              --
                                                ----------    ----------     ----------    ----------      ----------
 Total current liabilities                         684,591     1,932,149        983,168       798,282         317,359
                                                ----------    ----------     ----------    ----------      ----------
Long-Term Debt:
 Convertible debentures, net                     1,658,231            --             --     4,446,629       1,457,919
 Capital lease obligation - long term
  portion                                            5,834        42,370        106,567       152,059         167,380
 Note payable - long term portion                    4,879        32,198         56,446        77,964              --
                                                ----------    ----------     ----------    ----------      ----------
Total long-term debt                             1,668,944        74,568        163,013     4,676,652       1,625,299
                                                ----------    ----------     ----------    ----------      ----------
Deposit on Securities Purchase Agreement                --            --             --            --         600,000
 Common Stock Subscribed but not Issued            883,900            --             --            --              --

Stockholders' Equity (Deficiency):
 Common stock; 1,000,000,000 shares of
 $.00001 par value authorized, 455,523,990
 and 403,296,863 shares issued and
 outstanding                                         4,555         4,033          3,802         3,034           2,964
 Additional paid-in capital                     57,530,605    47,666,141     39,969,373    17,537,333      14,325,076
 Deficit accumulated during development
 stage                                          (5,137,805)  (40,795,470)   (29,079,902)  (19,725,238)    (13,550,976)
 Deferred compensation cost                                                                                   (14,769)
 Discount on warrants                           (4,688,761)   (3,432,630)    (3,230,740)     (428,489)             --
                                                ----------    ----------     ----------    ----------      ----------

 Total stockholders' equity (deficiency)         1,708,594     3,442,074      7,662,533    (2,613,360)        762,295
                                                ----------    ----------     ----------    ----------      ----------
 Total liabilities and stockholders' equity
 (deficiency)                                   $4,946,029    $5,448,791     $8,808,714    $2,861,574      $3,304,953
                                                ==========    ==========     ==========    ==========      ==========

 Shares outstanding at period end              455,523,990   403,296,863    380,214,618   303,472,035     296,422,907
                                               -----------   -----------    -----------   -----------     -----------

------------------------------
See notes to consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND THE FINANCIAL CONDITION OF ADVANCED VIRAL SHOULD BE READ IN CONJUNCTION WITH ADVANCED VIRAL'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

         Since our inception in July 1985, Advanced Viral has been engaged primarily in research and development activities. We have not generated significant operating revenues, and as of December 31, 2002 we had incurred a cumulative net loss of $51,137,805. Our ability to generate substantial operating revenue depends upon our success in gaining FDA approval for the commercial use and distribution of Product R. All of our research and development efforts have been devoted to the development of Product R.

         Conducting the clinical trials of Product R will require significant cash expenditures. Product R may never be approved for commercial distribution by any country. Because our research and development expenses and clinical trial expenses will be charged against earnings for financial reporting purposes, we expect that losses from operations will continue to be incurred for the foreseeable future. We currently do not have sufficient funds to continue our testing of Product R. We are attempting to secure funds through the sale of our securities.

         During 2002, the Board of Directors approved a plan to sell Advance Viral Research Ltd. (LTD), the Company's Bahamian subsidiary. The decision was based upon the Company completing construction on its facility in Yonkers, New York capable of providing all functions previously provided by the Freeport, Bahamas plant. The assets of LTD have been classified on the Balance Sheet of the Company at December 31, 2002 and 2001 as Assets held for Sale. LTD had no liabilities as of December 31, 2002, except inter-company payables which have been eliminated in consolidation. The operations for LTD have been classified in the Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000 as Loss from Discontinued Operations.

         The independent certified public accountants' report on our consolidated financial statements for the fiscal year ended December 31, 2002, includes an explanatory paragraph regarding our ability to continue as a going concern. Note 2 to the consolidated financial statements states that our ability to continue operations is dependent upon the continued sale of our securities and debt financing for funds to meet our cash requirements, which raise substantial doubt about our ability to continue as a going concern. Further, the accountants' report states that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

         YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

         During the years ended December 31, 2002, 2001 and 2000 we incurred losses from continuing operations of approximately $10,141,000, $11,456,000 and $9,131,000, respectively. Our losses for the years ended December 31, 2002, 2001 and 2000 were attributable primarily to:

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were approximately $2,654,000, $4,063,000 and $2,414,000 in 2002, 2001
and 2000, respectively. General and administrative expenses decreased by approximately $1,409,000 in 2002 vs. 2001 and increased by $1,649,000 in 2001 vs. 2000, resulting primarily from:

                  o decreased payroll and related expenses (approximately $866,000 in 2002 vs. increases of $1,039,000 in 2001 and
                      $717,000 in 2000) The decrease in 2002 was primarily attributable to a reduction in personnel from 33 to 10 employees as a cost cutting measure. The increase in 2001 and 2000 was primarily attributable to increased employee and officer salaries and the addition of two vice presidents for drug development and quality assurance in 2001;

                  o increased insurance costs (approximately $564,000 in 2002 vs. $412,000in 2001 and $299,000 in 2000) representing increased premiums for employee medical insurance and additional corporate liability insurance including directors and officers liability coverage; and

                  o decreased professional fees (approximately $501,000 in 2002 vs. $1,431,000 in 2001, compared to $385,000 in
                      2000). The increase in 2001 is primarily attributable to certain legal proceedings the cost of which was approximately $953,000 in 2001 vs. $61,000 in 2002; and

                  o decreased consulting fees (approximately $34,000 in 2002 vs. $212,000 in 2001 and $305,000 in 2000). This decrease is primarily due to lower outside computer consultant costs; and

                  o decreased recruiting expenses (approximately $7,000 in 2002 vs. $135,000 in 2001 vs. $12,000 in 2000). The 2001
                      expense was for the hiring of new employees.

         COMPENSATION EXPENSE RELATED TO MODIFICATION OF EXISTING OPTIONS. Compensation expense was approximately $755,000 in 2002, compared to $691,000 and $1,902,000 in 2001 and 2000, respectively. These amounts are the result of the calculation of the fair value of options, using the Black-Scholes Pricing Model, resulting from extending the exercise date of various non-employee options outstanding.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was approximately $4,440,000 in 2002, compared to $5,151,000 and $3,193,000 in 2001 and 2000, respectively. The decrease from 2001 to 2002 resulted primarily from research expenses (approximately $1,778,000) relating to the GloboMax agreement in connection with the preparation of our first IND filing and offset by an increase of approximately $749,000 for research expenditures relating to research and testing of Product R in Israel. The increase from 2000 to 2001 resulted primarily from research expenses related to the GloboMax agreement of approximately $1,417,000. The approximate costs of rent, personnel, operating costs and laboratory supplies associated with research and development activities at the Yonkers facility for the years ended 2002, 2001 and 2000, which were charged to research and development expense, were $2,467,000, $2,230,000 and $1,696,000, respectively.

         DEPRECIATION EXPENSE. Depreciation expense was approximately $978,000 in 2002 compared to $511,000 and $346,000 in 2001 and 2000, respectively. The increase from 2000 to 2001 resulted primarily from the acquisition of furniture, fixtures and equipment for the Yonkers office, laboratory and production facility. In addition, leasehold improvements were made to the laboratory and production areas during 2002, 2001 and 2000. The increase in 2002 over 2001 resulted from equipment and leasehold improvements acquired during 2002 and full year's depreciation expense recorded in 2002 for 2001 additions.

         INTEREST EXPENSE. Interest expense for the years ended 2002, 2001 and 2000 was approximately $1,342,000, $869,000 and $1,447,000, respectively.
Included in interest expense for these periods was:

                  o the beneficial conversion feature on certain convertible debentures of approximately $137,000, $0, and $387,000 for the years ended 2002, 2001 and 2000, respectively;

                  o interest expense associated with certain convertible debentures of approximately $43,000, $0 and $76,000 for the years ended 2002, 2001 and 2000, respectively;

                  o amortization of discount on certain warrants of approximately $1,102,000, $989,000 and $611,000 for the years ended 2002, 2001 and 2000, respectively;

                  o amortization of loan costs of approximately $34,000, $15,000 and $106,000 for the years ended 2002, 2001 and
                      2000, respectively;

                  o fees of approximately $265,000 in connection with the November 2000 securities purchase agreement with various investors;

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

         LOSS FROM CONTINUING OPERATIONS. Losses from continuing operations for the years ended 2002, 2001 and 2000 was approximately $10,141,000, $11,456,000 and $9,131,000, respectively. The decrease from 2002 to 2001 resulted primarily from a reduction in general and administrative expenses due to a reduction in legal fees due to the settlement of litigation during 2001 and a reduction of personnel during 2002 from 33 to 10 employees.

         LOSS FROM DISCONTINUED OPERATIONS. Losses from discontinued operations for the years ended 2002, 2001 and 2000 was approximately $201,000, $259,000 and $224,000, respectively, relating to losses from our 99% owned subsidiary, Advance Viral Research Ltd.

         REVENUES. There were approximately $0 and $18,000 in sales revenue in 2002 and 2001, respectively, compared to $8,000 in sales revenues for 2000. All sales revenue resulted from purchases of Product R for testing purposes. Interest income was approximately $28,000 and $114,000 in 2002 and 2001, respectively, compared to approximately $162,000 in 2000.

LIQUIDITY

         YEARS ENDED DECEMBER 31, 2002 AND 2001

         As of December 31, 2002, we had current assets of approximately $1,770,000, compared to approximately $1,752,000 at December 31, 2001. We had total assets of approximately $4,946,000 and $5,449,000 at December 31, 2002 and 2001, respectively. Total asset levels did not change materially but total assets declined due to the increase in fixed asset depreciation for property and equipment acquisitions.

         During 2002, we used cash of approximately $8,701,000 for operating activities, as compared to approximately $8,577,000 in 2001. During 2002, we incurred expenses of:

                  o approximately $2,809,000 for payroll and related costs primarily for administrative staff, scientific personnel and executive officers;

                  o approximately $904,000 in consulting fees to GloboMax and its subcontractors;

                  o approximately $395,000 for rent and utilities for our Yonkers facility;

                  o   approximately $295,000 for laboratory supplies;

                  o approximately $986,000 in expenditures on Product R research in Israel;

                  o approximately $573,000 for insurance costs and approximately $501,000 for other professional fees.

         During the year ended December 31, 2002, cash flows provided by financing activities was primarily due to the proceeds from the sale of common stock of approximately $7,114,000 and $2,000,000 in convertible debentures, offset by principal payments of approximately $169,000 on equipment obligations. This compares to the year ended December 31, 2001 where funds of approximately $5,783,000 were provided by the sale of common stock offset by principal payments of approximately $80,000 on equipment obligations.

         During the year ended December 31, 2002, cash flow used by investing activities were used for expenditures of approximately $268,000 for leasehold improvements and research and laboratory equipment at our Yonkers, New York facility.

         The independent certified public accountants' report on our consolidated financial statements for the fiscal year ended December 31, 2002, includes an explanatory paragraph regarding our ability to continue as a going concern. Note 2 to the consolidated financial statements states that our ability to continue operations is dependent upon the continued sale of our securities and debt financing for funds to meet our cash requirements, which raise substantial doubt about our ability to continue as a going concern. Further, the accountants' report states that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CAPITAL RESOURCES

         We have been and will continue to be dependent upon the proceeds from the continued sale of our securities for the funds required to continue operations at present levels and to fund further research and development activities. The following table summarizes sales of our securities over the last two years.

                                                                                       PURCHASE PRICE
                                                             CONVERTIBLE /         CONVERSION PRICE /  MATURITY DATE /
    DATE ISSUED      GROSS PROCEEDS     SECURITY ISSUED     EXERCISABLE INTO        EXERCISE PRICE     EXPIRATION DATE
    -----------      --------------     ---------------    -----------------       ------------------  ---------------
    Feb-2001             equity line        warrants       10,000,000 shares (1)      $1.00 per share         2/9/2006
    Jul-2001              $1,000,000      common stock      3,125,000 shares          $0.32 per share           n/a
    Jul-2001                $490,000      common stock      1,225,000 shares          $0.40 per share           n/a
                                            warrants          367,500 shares          $0.48 per share        7/27/2006
                                                              367,500 shares          $0.56 per share
    Aug-2001                $600,000      common stock      2,000,000 shares          $0.30 per share           n/a
    Sep-2001              $1,000,000      common stock      6,666,667 shares          $0.15 per share           n/a
    Dec-2001              $2,000,000      common stock      7,407,407 shares          $0.27 per share           n/a
    Dec-2001                $410,000      common stock      1,518,519 shares          $0.27 per share           n/a
    Dec-2001                $200,000      common stock        740,741 shares          $0.27 per share           n/a
    Feb-2002                $500,000      common stock      3,333,333 shares          $0.15 per share           n/a
    Feb-2002                $500,000      common stock      3,333,333 shares          $0.15 per share           n/a
    Mar-2002                $500,000      common stock      3,333,333 shares          $0.15 per share           n/a
    Apr-2002              $1,939,000      common stock     17,486,491 shares       $0.11089 per share           n/a
    May-2002                $500,000      convertible   Approx. 4,412,000 shares         (2)                 5/30/2004
                                           debenture
    May-2002     consulting services        warrants        1,000,000 shares          $0.18 per share        5/30/2008

    Jul-2002              $1,000,000      convertible   Approx. 9,350,000 shares         (3)                 7/3/2004
                                           debenture
    Jul-2002                $500,000      convertible   Approx. 4,588,000 shares         (4)                 7/15/2004
                                           debenture
    Sep-2002              $3,010,000      common stock     21,500,000 shares (5)     $0.14 per share           n/a
                                            warrants       16,125,000 shares         $0.001 per share (6)     9/9/2007

    Dec-2002 &            $1,100,000      common stock     13,750,000 shares         $0.08 per share           n/a
    Mar-2003                                warrants       9,075,000 shares          $0.12 per share     12/2007 - 3/2008

-------------------------
(1) Represents warrants issued in connection with an equity line of credit, including Class A Warrants to purchase in the aggregate 5 million shares of our common stock at an exercise price per share equal to $1.00, exercisable at any time until February 9, 2006, and Class B Warrants to purchase in the aggregate 5 million shares of our common stock at an exercise price equal to the greater of $1.00 or 110% of the bid price of the common stock on the applicable advance date. Each Class B Warrant is exercisable pro rata on or after each advance date with respect to that number of warrant shares equal to the product obtained by multiplying 5 million by a fraction, the numerator of which is the amount of the advance payable on the applicable advance date and the denominator of which is $20 million, until sixty months from the date of issuance.
(2) $0.11 per share for the first 20% of the principal balance of the Debenture, thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of (i) 90% of the average closing bid price for the five trading days prior to the conversion date (the "Market Price"); or (ii) ten cents ($0.10) which amount is subject to certain adjustments.
(3) $0.1539 per share for the first 20% of the principal balance of the Debenture, thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of (i) 90% of the Market Price; or (ii) ten cents ($0.10) which amount is subject to certain adjustments.
(4) $0.1818 per share for the first 20% of the principal balance of the Debenture, thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of (i) 90% of the Market Price; or (ii) ten cents ($0.10) which amount is subject to certain adjustments.
(5) Does not include an additional 1,032,000 shares of common stock issued to H.C. Wainwright & Co. as part of the finder's fee for the transaction.
(6)  See "Item 3.  LEGAL PROCEEDINGS."

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

         The fair value of the Class A Warrants is estimated to be $1,019,153 ($0.204 per warrant share) based in a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; risk free interest rate of 6% and an expected holding period of five years. This amount is being amortized to interest expense over the term of the warrants.

         As of December 30, 2001, we had incurred approximately $83,700 in fees in connection with the equity line of credit. Such fees have been deferred and will be amortized over the life of the line of credit. We have no present plans to draw on this equity line of credit but may negotiate a similar arrangement on terms we consider more beneficial to Advanced Viral.

         VARIOUS PURCHASERS. On July 27, 2001, pursuant to a securities purchase agreement with various purchasers, we authorized the issuance of and sold 1,225,000 shares of our common stock and warrants to purchase an aggregate of 735,000 shares of common stock in a private offering transaction pursuant to
Section 4(2) of the Securities Act for a purchase price of $0.40 per share, for an aggregate purchase price of $490,000. Half of the warrants are exercisable at $0.48 per share, and half of the warrants are exercisable at $0.56 per share, until July 27, 2006. Each warrant contains anti-dilution provisions, which provide for the adjustment of warrant price and warrant shares. As of March 28, 2003, none of the warrants had been exercised.

         SHELF OFFERINGS

         On March 31, 2000, we filed a shelf registration statement on Form S-3 with the SEC relating to the offering of shares of our common stock to be used in connection with financings and resales of the shares issued thereunder by the recipients of such shares. Because we no longer satisfy the registrant requirements set forth in the General Instructions for Use of Form S-3 for the registration of securities under the Securities Act of 1933, the shelf registration statement is no longer available for issuances of our common stock. As of March 28, 2003, we have issued and sold approximately 59 million shares of our common stock and received proceeds of approximately $11.2 million under the shelf registration statement, as follows:

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

                  HARBOR VIEW GROUP, INC. On December 17, 2001, we entered into a Stock purchase agreement with Harbor View Group, Inc. pursuant to which we issued and sold to Harbor View 1,518,519 shares of our common stock at a negotiated price of $0.27 per share, for a total purchase price of $410,000.

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

                  VARIOUS PURCHASERS. On April 12, 2002, we issued and sold an aggregate of 17,486,491 shares of our common stock pursuant to subscription agreements with each of Alpha Capital AG (3,497,298 shares), Ellis Enterprises (1,311,487 shares), Kazi Management, Inc. (3,060,136 shares), Palisades Equity Fund L.P. (4,808,785 shares) and Stonestreet L.P. (4,808,785 shares), for net proceeds of approximately $1,939,000, or $0.11089 per share.

                  VARIOUS PURCHASERS. On September 10, 2002, we issued and sold an aggregate of 21,500,000 shares of our common stock pursuant to a Securities Purchase Agreement with certain investors for total proceeds of approximately $3,010,000, or $0.14 per share, along with warrants to purchase 16,125,000 shares of our common stock at an exercise price of $0.25 per share, subject to adjustment, as described below. In addition, pursuant to a placement agent agreement with H. C. Wainwright & Co., Inc. ("HCW"), we paid HCW a placement fee of $150,500 cash and issued to HCW 1,032,000 shares of our common stock. An adjustment provision in the Warrants provides that 60 trading days following the original issue date of the Warrants (the "FIRST DETERMINATION DATE"), a certain number of Warrants shall become exercisable at $.001. The number of shares for which the Warrants are exercisable at $.001 per share is equal to the positive difference, if any, between (i) $3,010,000 divided by the volume weighted average price ("VWAP") of our common stock for the 60 trading days preceding the First Determination Date and (ii) 21,500,000. Upon 120 trading days following the original issue date of the Warrants (the "SECOND DETERMINATION DATE"), a certain number of remaining Warrants shall become exercisable at $.001. The number of shares for which the Warrants are exercisable at $.001 per share is equal to the positive difference, if any, between (i) $3,010,000 divided by the VWAP of our common stock for the 60 trading days preceding the Second Determination Date and (ii) 21,500,000. No adjustment will be made in the event that the VWAP for the 60 trading day period preceding the applicable determination date is $.14 or greater.

         HARBOR VIEW GROUP, INC. On May 30, 2002 we entered into an agreement with Harbor View to terminate a consulting agreement effective as of December 31, 2001. The consultant continued to perform services after the termination date and as full compensation we granted warrants to purchase 1,000,000 shares of our common stock at an exercise price of $0.18 per share. The warrants are exercisable in whole or in part at any time and from time to time prior to May 30, 2008.

         CONVERTIBLE DEBENTURES. During the second quarter of 2002, we issued to certain investors an aggregate of $2,000,000 principal amount of our 5% convertible debentures at par in several private placements. Under the terms of each 5% convertible debenture, 20% of the original issue is convertible on the original date of issue at a price equal to the closing bid price quoted on the OTC Bulletin Board on the preceding trading day (except for the Rushing/Simoni issuance which had an initial conversion price of $0.11 per share). Thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of (i) 90% of the average closing bid price for the five trading days prior to the conversion date (the "Market Price"); or
(ii) ten cents ($0.10) which amount is subject to certain adjustments. The convertible debentures, including interest accrued thereon, are payable by Advanced Viral in shares of common stock and mature two years from the date of issuance. The shares issued upon conversion of the debentures cannot be sold or transferred for a period of one year from the applicable vesting date of the convertible portion of the debentures. We issued our 5% convertible debentures as follows:

         o On May 30, 2002, we sold to O. Frank Rushing and Justine Simoni $500,000 principal amount of our 5% convertible debenture. On June 3, 2002, the holder converted the first 20% ($100,000) of the debenture into 909,091 shares of common stock at a conversion price of $0.11 per share. In January 2003, the holder converted the second 20% ($100,000 plus interest of $3,041) into 1,030,411 shares of common stock at a conversion price of $.10 per share.

         o On July 3, 2002, we sold to James F. Dicke II, a member of our Board of Directors, $1,000,000 principal amount of our 5% convertible debenture. On July 3, 2002, Mr. Dicke converted the first 20% ($200,000) of the debenture for 1,299,545 shares of common stock at a conversion price of $0.1539 per share. In January 2003, the holder converted the second 20% ($200,000 plus interest of $5,041) of the debenture into 2,050,411 shares of common stock at a conversion price of $.10 per share.

         o On July 15, 2002, we sold to Peter Lunder $500,000 principal amount of our 5% convertible debenture. In January 2003, the holder converted 40% ($200,000 plus interest of $4,822) of the debenture into 1,587,797 shares of common stock, the first 20% of which was converted at a conversion price of $.1818 per share, and the second 20% of which was converted at a conversion price of $.10 per share.

         VARIOUS PURCHASERS. From December 2002 through March 2003, pursuant to securities purchase agreements with various purchasers, we authorized the issuance of and sold 13,750,000 shares of our common stock and warrants to purchase up to 8,250,000 shares of our common stock at $0.08 per share, for an aggregate purchase price of $1,100,000. In connection with the agreement, we paid finders' fees of approximately $50,000 in December 2002 and issued warrants to purchase 825,000 shares of our common stock to Harbor View Group and AVIX, Inc. All of the aforementioned warrants are exercisable at $0.12 per share commencing six months after the closing date of the agreement, for a period of five years. As of March 28, 2003, none of such warrants had been exercised.

OUTSTANDING CONVERTIBLE SECURITIES

         As of March 28, 2003, in addition to the 472,792,609 shares of our common stock currently outstanding, we have: (i) outstanding stock options to purchase an aggregate of 65.9 million shares of common stock at exercise prices ranging from $0.08 to $0.36, of which 57.5 million are currently exercisable;
(ii) outstanding warrants to purchase an aggregate of 59.4 million shares of common stock at prices ranging from $0.12 to $1.00, of which warrants to purchase 54.4 million shares are currently exercisable; (iii) outstanding convertible debentures representing approximately 12.0 million shares of common stock assuming a conversion price of $0.10; and (iv) up to 166,666,667 shares issuable under the equity line of credit, assuming a purchase price equal to $0.30.

         If all of the foregoing were fully issued, exercised and/or converted, as the case may be, we would receive proceeds of approximately $88.7 million, and we would have approximately 776.8 million shares of common stock outstanding. The sale or availability for sale of this number of shares of common stock in the public market could depress the market price of the common stock. Additionally, the sale or availability for sale of this number of shares may lessen the likelihood that additional equity financing will be available to us, on favorable or unfavorable terms. Furthermore, the sale or availability for sale of this number of shares could limit the annual amount of net operating loss carryforwards that could be utilized.

PROJECTED EXPENSES

         During the next 12 months, we expect to incur significant expenditures relating to operating expenses and expenses relating to regulatory filings and clinical trials for Product R. We currently do not have cash available to meet our anticipated expenditures.

         We are currently seeking additional financing. We anticipate that we can continue operations through April 2003 with our current liquid assets, if none of our outstanding options or warrants are exercised or additional securities sold. Any proceeds received from the exercise of outstanding options or warrants will contribute to working capital and increase our budget for research and development and clinical trials and testing, assuming Product R receives subsequent approvals to justify such increased levels of operation. The recent prevailing market price for shares of common stock has from time to time been below the exercise prices of certain of our outstanding options or warrants. As such, recent trading levels may not be sustained nor may any additional options or warrants be exercised. If none of the outstanding options or warrants are exercised, and we obtain no other additional financing, in order for us to achieve the level of operations contemplated by management, management anticipates that we will have to materially limit operations. We anticipate that we will be required to sell additional securities to obtain the funds necessary to continue operations and further our research and development activities. We are currently seeking debt financing, licensing agreements, joint ventures and other sources of financing, but the likelihood of obtaining such financing on favorable terms is uncertain. Management is not certain whether, at present, debt or equity financing will be readily obtainable or whether it will be on favorable terms. Because of the large uncertainties involved in the FDA approval process for commercial drug use on humans, it is possible that we may never be able to sell Product R commercially.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Independent Auditors' Report, Consolidated Financial Statements and Notes to Consolidated Financial Statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                                   MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

         Our directors and executive officers and further information concerning them are as follows:

        NAME                                    AGE    POSITION
        ----                                    ---    --------
        Shalom Z. Hirschman, MD (1)             66     President, Chief Executive Officer, Chief Scientific
                                                       Officer, Director
        Eli Wilner (1,2,3)                      47     Secretary, Chairman of the Board
        Alan V. Gallantar                       45     Chief Financial Officer, Treasurer
        David Seligman (1,2,3)                  64     Director
        Nancy J. Van Sant (3)                   53     Director
        Roy S. Walzer (2,3,4)                   55     Director

        ------------------------
        (1)  Member of the Executive Management Committee.
        (2)  Member of the Audit Committee.
        (3)  Member of the Compensation Committee.
        (4)  Member of the Investment Analysis Committee.

         SHALOM Z. HIRSCHMAN, MD has been President, Chief Executive Officer and a director since October 1996, and was Chairman of the Board from December 2001 until May 2002. Dr. Hirschman was Director of the Division of Infectious Diseases and Professor of Medicine at Mount Sinai School of Medicine, New York, New York, from May 1969 until October 1996.

         ELI WILNER, our Secretary and Chairman of the Board of Directors, has been a director since December 2001 and Chairman of the Board since May 2002. He is the founder and CEO of Eli Wilner & Company, a New York City art gallery established in 1983, and is also a leading frame dealer, restorer, collector and published author. Mr. Wilner was a Bryant Fellows Member of the Metropolitan Museum of Art in New York City from 1990 to 2000 and since 1990 has been a member of the Forum and Director's Circle of the National Museum of American Art in Washington, D.C. Mr. Wilner is a graduate of Brandeis University, where he received his B.A. in Fine Arts in 1976, and Hunter College, where he received his M.A. in 1978.

         ALAN V. GALLANTAR has been Chief Financial Officer since October 1999 and Treasurer since December 2001. Mr. Gallantar was treasurer and controller from 1998 to 1999 of AMBI Inc., a nutraceutical company, senior vice president and chief financial officer from 1992 to 1997 of Bradley Pharmaceuticals, Inc., a pharmaceutical manufacturer, and vice president and divisional controller from 1989 to 1991 for PaineWebber Incorporated. From 1985 to 1989, Mr. Gallantar was second vice president at The Chase Manhattan Bank, N.A., and from 1983 to 1985, was a senior accountant at Philip Morris Incorporated. From 1979 to 1983, Mr. Gallantar was a senior accountant in the audit department of Deloitte & Touche.

         DAVID SELIGMAN, a director since December 2001, is a partner and founder of the Law Office of David Seligman, established in 1995. Since 1997, Mr. Seligman has been a consulting attorney to Gibbons, Del Deo, Dolan, Griffinger and Vecchione, a New Jersey based law firm. Mr. Seligman has over thirty years of legal experience in the pharmaceutical industry, twenty-five of which were spent supervising the activities of law department attorneys and outside counsel. From 1989 to 1995, Mr. Seligman was Associate Vice President and responsible for the general legal activities of various divisions of Hoffmann-La Roche Inc. Mr. Seligman is a member of the New York and New Jersey State Bar Associations, and sits on the boards of Oxford Pharmaceutical Services, Inc. and Greenbrook Pharmaceuticals, LLC. Mr. Seligman graduated from Columbia University, College of Pharmacy (B.S.) in 1959, Fordham University School of Law (J.D.) in 1962, and New York University School of Law (L.L.M.) in 1966.

         NANCY J. VAN SANT, ESQ., a director since May 2002, has been a director of the Miami, Florida law firm of Sacher, Zelman, Van Sant, Paul, Beiley, Hartman, Terzo & Waldman, P.A. and/or its predecessors since 1992. From 1977 through 1990, Ms. Van Sant was an attorney with the SEC serving as Regional Trial Counsel and Chief of the Branch of Investigations and Enforcement.

         ROY S. WALZER was appointed to the Board of Directors in June 2002. Since 1987, Mr. Walzer has been the President of the private investment firms Litchfield Partners, Ltd. and the Managing Partner of Litchfield Partners I since 1999, which firms invest in pharmaceuticals, biotech and technology companies. Prior to founding Litchfield Partners, Mr. Walzer served as Executive Vice President and General Counsel with Sealy Connecticut from 1976 to 1986.

         Richard Kent, MD resigned as a member of our Board of Directors in February 2003.

         Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No interlocking relationships exist between any member of our board of directors and any other company's board of directors or compensation committee.

         EXECUTIVE MANAGEMENT COMMITTEE. On May 1, 2002, we established an Executive Management Committee, which has been delegated the authority to oversee the strategic management of Advanced Viral. Messrs. Wilner and Seligman and Dr. Hirschman serve as members of the Executive Management Committee.

         AUDIT COMMITTEE. In late December 2001, we established an Audit and Compensation Committee, which in November 2002 was split into two separate committees, the Audit Committee and the Compensation Committee. The Audit Committee, the current members of which are Eli Wilner, David Seligman and Roy Walzer, recommends to the board of directors the independent certified public accountants to be selected to audit our annual financial statements and will approve any special assignments given to those accountants. The Committee also will review the planned scope of the annual audit, the independent accountants' letter of comments and management's response thereto regarding any major accounting changes made or contemplated and the effectiveness and efficiency of our internal accounting staff.

         COMPENSATION COMMITTEE. The Compensation Committee, the current members of which are Eli Wilner, David Seligman, Nancy Van Sant and Roy Walzer, makes recommendations to the board of directors regarding the compensation payable to our executive officers, and reviews general policies relating to the compensation and benefits of our employees.

         INVESTMENT ANALYSIS COMMITTEE. In July 2002, we established an Investment Analysis Committee, which has been delegated the authority to analyze financing and investment alternatives for Advanced Viral. Mr.Walzer serves as the sole member of this committee.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTORS

         We currently do not pay directors fees for their attendance at meetings of the board of directors. Advanced Viral may revisit this position in the future. The directors are reimbursed for their out-of-pocket expenses incurred in connection with their attendance at meetings.

EXECUTIVE OFFICERS

         The following table summarizes all compensation awarded to, earned by or paid to (a) our Chief Executive Officer and (b) our other executive officers whose total salary and bonus exceeded $100,000 (together, the "Named Executive Officers") for services rendered in all capacities to us during the years indicated.

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG TERM
                                               ANNUAL COMPENSATION                    COMPENSATION AWARDS
                                       -------------------------------------   -----------------------------------
                                                                                 SECURITIES
           NAME AND                                          OTHER ANNUAL        UNDERLYING           ALL OTHER
      PRINCIPAL POSITION       YEAR    SALARY   BONUS (1)   COMPENSATION (2)    OPTIONS/SARs (3)  COMPENSATION (4)
      ------------------       ----   -------   ---------   ----------------    ----------------  ----------------
Shalom Z. Hirschman, MD,       2002   $361,000   $25,000        $26,800                                $17,865
Chairman December 2001 to May  2001   $361,000   $25,000        $30,192               ---              $21,270
2002, President, Chief         2000   $361,000      $0          $30,775               ---               $4,540
Executive Officer and Chief
Scientific Officer since
October 1996 and consultant
from May 24, 1995 until
October 1996.


Alan V. Gallantar,             2002   $223,000   $22,500         $6,000               --                 --
Chief Financial Officer since  2001   $225,000   $25,000         $6,000               --                 --
October 1999; Treasurer since  2000   $200,000   $25,000        $21,000               --                 --
December 2001.

William Bregman,               2002     n/a        n/a            n/a                 n/a                n/a
Secretary and director from    2001    $70,000      --             --                  --            $150,000 (5)
1985 until December 2001,      2000    $60,000      --             --                  --              $2,500 (4)
treasurer from 1985 to 1999.



Bernard Friedland,             2002     n/a        n/a            n/a                 n/a                n/a
Chairman of Advanced Viral     2001    $70,000      --             --                  --            $150,000 (5)
and President of subsidiary    2000    $60,000      --             --                  --              $1,800 (4)
Advance Viral Research Ltd.
from 1985 to December 2001.

--------------------------------------

(1) With respect to Dr. Hirschman, represents portion of bonus paid to Dr. Hirschman pursuant to the terms of his employment agreement in connection with the IND number granted by the FDA. The remaining $50,000 due has been accrued as of December 31, 2002.

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

(4) Represents the dollar value of insurance premiums paid by or on behalf of Advanced Viral with respect to term life insurance for the benefit of the Named Executive Officers.

(5) Represents payments made to Messrs. Bregman and Friedland pursuant to the terms of the severance agreements discussed below.

         The following table sets forth certain summary information concerning exercised and unexercised options to purchase our common stock as of December 31, 2002 held by the Named Executive Officers. No options were exercised during the year ended December 31, 2002 by the Named Executive Officers.

                         AGGREGATED OPTION EXERCISES IN
                   LAST FISCAL YEAR AND YEAR-END OPTION VALUES


                                                              NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                SHARES                       UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                             ACQUIRED ON       VALUE       OPTIONS AT FISCAL YEAR-END          FISCAL YEAR-END
NAME                         EXERCISE (#)   REALIZED (1)   EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
----                         ------------   ------------   -------------------------      -------------------------

Shalom Z. Hirschman, M.D.         0             N/A             39,100,000 / 0                    $0 / $0 (2)(3)

Alan V. Gallantar                 0             N/A              4,547,880 / 0                    $0 / $0 (2)(4)

William Bregman                   0             N/A                  0 / 0                        $0 / $0

Bernard Friedland                 0             N/A                  0 / 0                        $0 / $0

--------------------------------

(1) Based on the difference between the average of the high and low bid prices per share of the common stock as reported by the Bulletin Board on the date of exercise, and the exercise or base price.
(2) Based on the difference between the average of the closing bid and ask prices per share of the common stock as reported by the Bulletin Board on December 31, 2002, $0.08, and the exercise or base price of in-the-money stock options.
(3) As of December 31, 2002, Dr. Hirschman held options to purchase 4,100,000 shares of common stock at $0.18 per share; 4,000,000 shares of common stock at $0.19 per share; 4,000,000 shares of common stock at $0.27 per share; 4,000,000 shares of common stock at $0.36 per share, and 23,000,000 shares of common stock at $0.27, all of which are currently exercisable.
(4) As of December 31, 2002, Mr. Gallantar held options to purchase 4,547,880 shares of common stock at $0.24255 per share, all of which were exercisable as of such date.

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

         Pursuant to the agreement, the term of Dr. Hirschman's employment continues until December 31, 2002 and will continue for one year periods thereafter unless either we or Dr. Hirschman gives the other notice at least two years in advance that such one year automatic extension shall be vitiated. If the agreement is terminated by us for cause, we may cancel all unvested stock options, benefits under stock bonus plans and stock appreciation rights ("SARs") granted to Dr. Hirschman. If the agreement is terminated by Dr. Hirschman for cause, we are required to pay to Dr. Hirschman his annual salary and employee benefits through the remainder of the then current term. In July 2002, we gave Dr. Hirschman notice that the agreement would not be extended after December 2004.

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

                  The agreement also provides for the payment of $100,000 to Dr. Hirschman on the earlier to occur of (i) the date an IND number is obtained from and approved by the FDA so that human research may be conducted using Product R; or (ii) the execution of an agreement relating to co-marketing pursuant to which one or more third parties commit to make payments to us of at least $15 million. On September 4, 2001, the Company received an IND number from the FDA. To date, approximately $50,000 of the $100,000 bonus described above has been paid to Dr. Hirschman, and $50,000 has been accrued.

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

ADVANCED VIRAL RESEARCH CORP. CASH OR DEFERRED PLAN AND TRUST (401(K))

         Advanced Viral has adopted a 401(k) plan that allows eligible employees to contribute up to 20% of their salary, subject to annual limits, which were $10,500 in 2001. We match 50% of the first 6% of the employee contributions with our common stock and may from time to time, at our discretion, make additional contributions based upon earnings. In May 2002 we funded our matching contribution of approximately $33,000 for the year ended December 31, 2001 by purchasing our common stock in open market transactions. At December 31, 2002 the Company accrued $40,675 to fund the 401k plan representing the Company's match for the plan year 2002. We intend to purchase our common stock in the open market at prevailing market prices to satisfy our 2002 matching contribution obligations. In March 2003, we amended the terms of the 401(k) plan to terminate our obligation to make matching contributions.

PERFORMANCE GRAPH

         SEC rules require that a line graph performance presentation be provided comparing cumulative total stockholder return with a performance indicator of a broad market index and a nationally recognized industry index. The graph and table set forth below compare the cumulative total stockholder return on Advanced Viral's Common Stock for 1997 through 2002 with the Dow Jones Pharmaceuticals Index and the Dow Jones Equity Market Index for the same period. The graph and table assume an investment of $100 in the Common Stock and each index on December 31, 1996 and the reinvestment of all dividends, if any.

                         5-YEAR CUMULATIVE TOTAL RETURN

                                               12/97        12/98       12/99        12/00       12/01        12/02
                                               -----        -----       -----        -----       -----        -----
Advanced Viral Research Corp.                 100.00       109.61       98.70       168.83      137.66        41.56
Dow Jones Pharmaceuticals                     100.00       124.90      153.28       139.07      122.50        95.45
Dow Jones Equity Market                       100.00       148.67      133.94       185.78      155.22       123.59

                               [GRAPHIC OMITTED]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information regarding the common shares of Advanced Viral owned as of March 28, 2003: (i) by each person who beneficially owns more than 5% of the common shares, (ii) by each of our directors, (iii) by each of our Named Executive Officers identified in the Summary Compensation Table above and (iv) by all directors and executive officers of Advanced Viral as a group. Except as otherwise indicated, each person listed below has sole voting and investment power with respect to such common shares.

NAME OF BENEFICIAL OWNER                                             NUMBER OF SHARES (1)       PERCENTAGE OWNERSHIP
------------------------                                             --------------------       --------------------
   Bernard Friedland (2, 3)                                               32,541,730                    6.9%
   William Bregman (2, 4)                                                 38,146,988                    8.1%
   Shalom Z. Hirschman, MD (5)                                            39,100,000                    7.6%
   Eli Wilner (7)                                                          4,533,900                     *
   Alan V. Gallantar (6)                                                   4,547,880                     *
   David Seligman (8)                                                      1,887.500                     *
   Nancy J. Van Sant (8)                                                     937,500                     *
   Roy Walzer (8)                                                          1,041,300                     *
ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (6 PERSONS)               52,048,080                    9.9%

------------------------
 *  Represents less than 1%

(1) Shares beneficially owned include shares that may be acquired pursuant to the exercise of outstanding stock options that are exercisable within 60 days of March 28, 2003.

(2) Pursuant to their severance agreements with Advanced Viral, each of Messrs. Bregman and Friedland have granted to Advanced Viral, with respect to the election of directors and compensation packages for directors of Advanced Viral, an irrevocable proxy to vote such shares of common stock at any stockholders meeting until the earlier to occur of November 29, 2003 or as to those shares sold, the date of the sale of such shares by either Mr. Bregman or Mr. Friedland, as the case may be, to one or more unrelated parties.

(3) Includes 20,000,000 shares owned by Mr. Friedland and Shirley Friedland, his spouse, as joint tenants; and 400,000 shares owned by the B&SD Friedland Foundation, a not-for-profit foundation controlled by Mr. Friedland. Does not include 15,000 shares owned by Shirley Friedland as to which Mr. Friedland disclaims beneficial ownership.

(4) Includes 21,758,614 shares held in a trust for which Mr. Bregman is the sole trustee and sole beneficiary; 165,000 shares owned by Carol Bregman, his daughter; 165,000 shares owned by Janet Berlin, his daughter; 165,000 shares owned by Forest Berlin, his grandson; 165,000 shares owned by Jessica Berlin, his granddaughter; and 55,000 shares owned by David Berlin, his son-in-law.

(5) Represents 39,100,000 shares that may be acquired pursuant to currently exercisable options to purchase common stock. Dr. Hirschman is the President, CEO and a Director of Advanced Viral Research Corp.

(6) Represents shares that may be acquired pursuant to currently exercisable stock options. Mr. Gallantar is the CFO and Treasurer of Advanced Viral Research Corp.

(7) Includes (i) 750,000 shares issuable pursuant to currently exercisable outstanding warrants; (ii) 2,087,500 shares that may be acquired pursuant to currently exercisable stock options; (iii) 362,500 shares beneficially owned by his wife Barbara Ann Brennan; and (iv) 50,000 shares beneficially owned by his step-daughter Celia Conaway. Mr. Wilner is the Secretary and Chairman of the Board of Directors of Advanced Viral Research Corp.

(8) Represents shares that may be acquired pursuant to currently exercisable stock options. The persons listed are Directors of Advanced Viral Research Corp.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We have granted stock options to certain of our executive officers, as described under the caption "Executive Compensation." We have entered into an employment agreement with our chief executive officer, and have entered into severance agreements with certain of our former officers and directors as described under the caption "Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

         In November 2002, we retained Sacher, Zelman, Van Sant, Paul, Beiley, Hartman, Terzo & Waldman, P.A., a law firm of which Ms. Van Sant is a partner, to provide legal services in connection with certain legal proceedings. For the year ended December 2002 we were billed approximately $69,000. From January 1, 2003 through March 24, 2003, we were billed approximately $109,000. The balance outstanding at March 24, 2003 is approximately $84,000.

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

ITEM 14. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Within 90 days prior to March 28, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. Based on the foregoing, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the evaluation date.

CHANGES IN INTERNAL CONTROLS

         There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date we carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Documents filed as part of this report

             1. Financial Statements (see page F-1)

             2. Exhibits: The Exhibits listed in the accompanying Exhibits Index are filed or incorporated by reference as part of this report.

         (b) Reports on Form 8-K during and after the fiscal quarter ended December 31, 2002:

             None.

ITEM 16. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Rachlin Cohen & Holtz LLP, independent certified public accountants, are the principal independent accountants of Advanced Viral and its subsidiaries. Advanced Viral's auditors are retained solely to provide audit and audit-related services and advice with respect to tax matters, and have never provided any other type of non-audit services to Advanced Viral or its subsidiaries.

AUDIT FEES

         Rachlin Cohen & Holtz LLP billed Advanced Viral approximately $71,500 and $85,400 and were paid such amounts for 2002 and 2001, respectively, for the following audit services: (i) audit of the annual consolidated financial statements of Advanced Viral for the fiscal years ended December 31, 2002 and 2001; (ii) review of the interim financial statements of Advanced Viral included in quarterly reports on Form 10-Q and quarterly reports to shareholders for the periods ended March 31, June 30 and September 30, 2002 and 2001; (iii) the provision of consent letters; and (iv) review and advice in respect of accounting matters in connection with shelf registration statement and prospectus filings of Advanced Viral and related public offerings by Advanced Viral of its equity securities.

AUDIT-RELATED FEES

         No audit-related services were provided by Rachlin Cohen & Holtz LLP to Advanced Viral during 2002 and 2001.

TAX FEES

         Rachlin Cohen & Holtz LLP billed Advanced Viral approximately $5,500 and $4,800 and were paid such amounts for 2002 and 2001, respectively, for the following tax services: (i) tax compliance; (ii) tax planning; and (iii) tax advice, including preparation of United States and state related tax filings.

ALL OTHER FEES

         No other services were provided by Rachlin Cohen & Holtz LLP to Advanced Viral during 2002 and 2001.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

         The Company's Audit Committee has not adopted/enacted pre-approval policies and procedures for audit and non-audit services. The Audit Committee of Advanced Viral continues to monitor legislative and regulatory developments concerning auditor independence and services that may be provided by independent auditors to an audit client, including those developments under the Sarbanes-Oxley Act of 2002 and related rules issued by the SEC.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 31, 2003                      ADVANCED VIRAL RESEARCH CORP.
                                          (Registrant)


                                          By: /s/ Shalom Z. Hirschman, M.D.
                                              ------------------------------
                                              Shalom Z. Hirschman, M.D.,
                                              President, Chief Executive Officer
                                              and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2003                By:  /s/ Shalom Z. Hirschman, M.D.
                                         ---------------------------------------
                                    Shalom Z. Hirschman, M.D., President,
                                         Chief Executive Officer and Director

Date: March 31, 2003                By:  /s/ Eli Wilner
                                         ---------------------------------------
                                         Eli Wilner, Chairman of the Board
                                         and Secretary


Date: March 31, 2003                By:  /s/ Alan V. Gallantar
                                         ---------------------------------------
                                         Alan V. Gallantar, Principal Financial
                                         and Accounting Officer


Date: March 31, 2003                By:  /s/ David Seligman
                                         ---------------------------------------
                                         David Seligman, Director


Date: March 31, 2003                By:  /s/ Nancy Van Sant
                                         ---------------------------------------
                                         Nancy Van Sant, Director


Date: March 31, 2003                By:  /s/ Roy Walzer
                                         ---------------------------------------
                                         Roy Walzer, Director

                                 CERTIFICATIONS

                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Alan V. Gallantar, certify that:

1. I have reviewed this annual report on Form 10-K of Advanced Viral Research Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Alan V. Gallantar
-----------------------------------------------------
Alan V. Gallantar, Chief Financial Officer, Treasurer

                                 CERTIFICATIONS
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Shalom Z. Hirschman, M.D., certify that:

1. I have reviewed this annual report on Form 10-K of Advanced Viral Research Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Shalom Z. Hirschman, M.D.
--------------------------------------------
Shalom Z. Hirschman, M.D., Chief Executive Officer

                                INDEX OF EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION
------     -----------

3.1        Certificate of Incorporation of Advanced Viral Research Corp.
           ("ADVR") (2)

3.2        Bylaws of ADVR, as amended(1)

3.3        Amendment to Certificate of Incorporation of ADVR(2)

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

4.7 Addendum to Agreement granted by ADVR to Shalom Z. Hirschman, MD dated March 24, 1996(10)

4.8 Securities Purchase Agreement dated November 16, 1998 by and between ADVR and RBB Bank AG. (11)(o)

4.9        7% Convertible Debenture dated November 16, 1998.(11)(o)

4.10 Warrant dated November 16, 1998 to purchase 375,000 shares of common stock at $0.20 per share.(11)(o)

4.11 Warrant dated November 16, 1998 to purchase 375,000 shares of common stock at $0.24 per share.(11)(o)

4.12 Securities Purchase Agreement dated December 22, 1998 by and between ADVR and various purchasers.(15)

4.13 Form of Warrant dated December 22, 1998 to purchase shares of common stock of ADVR at $0.2040 per share.(15)

4.14 Form of Warrant dated December 22, 1998 to purchase shares of common stock of ADVR at $0.2448 per share.(15)

4.15 Securities Purchase Agreement dated June 23, 1999 by and between ADVR and various purchasers.(15)

4.16 Form of Warrant dated June 23, 1999 to purchase shares of common stock of ADVR at $0.324 per share.(15)

4.17 Form of Warrant dated June 23, 1999 to purchase shares of common stock of ADVR at $0.378 per share.(15)

4.18 Securities Purchase Agreement dated August 3, 1999 by and between ADVR and Focus Investors, LLC.(15)

4.19       Form of 7% Convertible Debenture dated August 3, 1999.(15)

4.20 Form of Warrant dated August 3, 1999 to purchase 50,000 shares of common stock at $0.2461 per share.(15)

4.21 Securities Purchase Agreement dated December 28, 1999 between ADVR and Endeavour Capital Fund S.A.(16)

4.22       Form of 7% Convertible Debenture dated December 28, 1999.(16)

4.23 Form of Warrant dated December 28, 1999 to purchase shares of common stock at $0.19916667 per share.(16)

4.24 Form of Warrant dated February 7, 2000 to purchase shares of common stock at $0.21 per share.(17)

4.25 Form of Warrant dated February 7, 2000 to purchase shares of common stock at $0.26 per share.(17)

4.26 Form of Warrant dated February 16, 2000 to purchase shares of common stock at $0.275 per share.(17)

4.27 Form of Warrant dated February 16, 2000 to purchase shares of common stock at $0.33 per share.(17)

4.28 Form of Class A Warrant dated September 18, 2000 to purchase 5,000,000 shares of common stock.(19)

4.29 Form of Class B Warrant dated September 18, 2000 to purchase 5,000,000 shares of common stock.(19)

4.30 Form of Class A Warrant dated February 9, 2001 to purchase 5,000,000 shares of common stock.(21)

4.31 Form of Class B Warrant dated February 9, 2001 to purchase 5,000,000 shares of common stock.(21)

10.1 Declaration of Trust by Bernard Friedland and William Bregman in favor of ADVR dated November 16, 1987(12)

10.2 Clinical Trials Agreement, dated September 19, 1990, between Clinique Medical Actuel and ADVR.(3)

10.3       Letter, dated March 15, 1991 to ADVR from Health Protection Branch(3)

10.4       Agreement dated August 20, 1991 between TRM Management Corp. and
           ADVR.(11)(a)

10.5       Lease dated December 18, 1991 between Bayview Associates, Inc. and
           ADVR.(4)

10.6 Lease Agreement, dated February 16, 1993 between Stortford Brickell Inc. and ADVR.(7)

10.7 Consulting Agreement dated February 28, 1993 between Leonard Cohen and ADVR.(8)

10.8 Medical Advisor Agreement, dated as of September 14, 1993, between Lionel Resnick, MD and ADVR.(11)(b)

10.9 Agreement, dated November 9, 1993, between Dormer Laboratories Inc. and ADVR.(12)

10.10 Exclusive Distribution Agreement, dated April 25, 1994, between C.U.R.E. Pharmaceutical Corp. and ADVR.(11)(c)

10.11 Exclusive Distribution Agreement, dated as of June 1, 1994, between C.U.R.E. Pharmaceutica Central Americas Ltd. and ADVR.(11)(d)

10.12 Exclusive Distribution Agreement dated as of June 17, 1994 between DCT S.R.L. and ADVR, as amended(11)(e)

10.13 Contract, dated as of October 25, 1994 between Commonwealth Pharmaceuticals of the Channel Islands and ADVR.(11)(f)

10.14      Agreement dated May 24, 1995 between ADVR and Deborah Silver(9)

10.15      Agreement dated May 29, 1995 between ADVR and Shalom Z. Hirschman,
           MD(9)

10.16 Exclusive Distribution Agreement, dated as of June 2, 1995, between AVIX International Pharmaceutical Corp. and ADVR.(12)

10.17 Supplement to Exclusive Distribution Agreement, dated November 2, 1995 with Commonwealth Pharmaceuticals(12)

10.18 Exclusive Distributorship & Limited License Agreement, dated December 28, 1995, between AVIX International Pharmaceutical Corp., Beijing Unistone Pharmaceutical Co., Ltd. and ADVR.(11)(g)

10.19 Modification Agreement, dated December 28, 1995, between AVIX International Pharmaceutical Corp. and ADVR.(11)(g)

10.20      Agreement dated April 1, 1996, between DCT S.R.L. and ADVR.(11)(h)

10.21 Addendum, dated as of March 24, 1996, to Consulting Agreement between ADVR and Shalom Z. Hirschman, MD(10)

10.22 Addendum to Agreement, dated July 11, 1996, between AVIX International Pharmaceutical Corp. and ADVR. (11)(i)

10.23      Employment Agreement, dated October 17, 1996, between ADVR and Shalom
           Z. Hirschman, MD(11)(j)

10.24 Lease, dated February 7, 1997 between Robert Martin Company, LLC and ADVR.(12)

10.25 Copy of Purchase and Sale Agreement, dated February 21, 1997 between ADVR and Interfi Capital Group(11)(k)

10.26 Material Transfer Agreement-Cooperative Research And Development Agreement, dated March 13, 1997, between National Institute of Health, Food and Drug Administration and the Centers for Disease Control and Prevention(11)(l)

10.27 Copy of Purchase and Sale Agreement, dated September 26, 1997 between ADVR and RBB Bank AG.(11)(m)

10.28 Copy of Extension to Materials Transfer Agreement-Cooperative Research and Development Agreement, dated March 4, 1998, between National Institute of Health, Food and Drug Administration and the Centers for Disease Control and Prevention.(13)

10.29 Amended and Restated Employment Agreement dated July 8, 1998 between ADVR and Shalom Z. Hirschman, MD(11)(n)

10.30      Agreement between ADVR and Angelo Chinnici, MD dated July 1,
           1999.(14)

10.31 Consulting Agreement between ADVR and GloboMax LLC dated January 18, 1999.(15)

10.32 Registration Rights Agreement dated August 3, 1999 between ADVR Research and Focus Investors LLC.(15)

10.33 Employment Agreement dated October 1, 1999 between ADVR and Alan V. Gallantar(15)

10.34 Registration Rights Agreement dated December 28, 1999 between ADVR and Endeavour Capital Fund, S.A.(16)

10.35 Consulting Agreement dated February 7, 2000 between ADVR and Harbor View Group, Inc.(17)

10.36 Securities Purchase Agreement dated February 16, 2000 between ADVR and Harbor View Group, Inc.(17)

10.37 Letter Agreement dated November 16, 1999 between ADVR and Bratskeir & Company.(18)

10.38 Amended and Restated Employment Agreement dated May 12, 2000 between ADVR and Shalom Z. Hirschman, MD(18)

10.39 Equity Line of Credit Agreement dated as of September 18, 2000 between ADVR and Spinneret Financial Systems, Inc.(19)

10.40 Registration Rights Agreement dated as of September 18, 2000 between ADVR and Spinneret Financial Systems, Inc.(19)

10.41 Registration Rights Agreement dated as of September 18, 2000 between ADVR and May Davis Group, Inc.(19)

10.42 Placement Agent Agreement dated September 18, 2000 between ADVR and May Davis Group, Inc.(19)

10.43 Assignment and Assumption Agreement dated December 12, 2000 between Spinneret Financial Systems, Inc. and GMF Holdings Inc.(20)

10.44 Agreement to Waive Assignment Rights dated December 12, 2000 by GMF Holdings Inc.(20)

10.45 Termination Agreement dated January 22, 2001 between GMF Holdings, Inc., May Davis Group, Inc. and ADVR.(21)

10.46 Equity Line of Credit Agreement dated as of February 9, 2001 between ADVR and Cornell Capital Partners, LP.(21)

10.47 Registration Rights Agreement dated as of February 9, 2001 between ADVR and Cornell Capital Partners, LP.(21)

10.48 Registration Rights Agreement dated as of February 9, 2001 between ADVR and May Davis Group, Inc.(21)

10.49 Placement Agent Agreement dated February 9, 2001 between ADVR and May Davis Group, Inc.(21)

10.50 Agreement dated as of April 2, 2001 between ADVR and Selikoff Center of Ra'Anana, Israel.(22)

10.51 Agreement dated as of January 29, 2001 between ADVR and The Weizmann Institute of Science and Yeda.(22)

10.52 Securities Purchase Agreement dated November 8, 2000 by and between ADVR and various investors.(23)

10.53 Securities Purchase Agreement dated July 27, 2001 by and between ADVR and various investors.(23)

10.54 Severance Agreement dated November 29, 2001 by and between ADVR and William Bregman.(11)(p)

10.55 Severance Agreement dated November 29, 2001 by and between ADVR and Bernard Friedland.(11)(p)

10.56 Severance Agreement dated November 29, 2001 by and between ADVR and Louis Silver.(11)(p)

10.57 Promissory Note and Guaranty in favor of Alan V. Gallantar dated November 29, 2001 by ADVR.(11)(p)

10.58 Settlement Agreement dated March 20, 2002 by and among ADVR, Immune Modulation Maximum Corporation, Commonwealth Pharmaceuticals, Ltd, and Charles E. Miller.(24)

10.59 Termination Agreement dated May 30, 2002 between ADVR and Harbor View Group, Inc.(25)

10.60 Securities Purchase Agreement dated May 30, 2002 between ADVR and O. Frank Rushing and Justine Simoni, as joint tenants.(25)

10.61 Securities Purchase Agreement dated July 3, 2002 between ADVR and James F. Dicke III.(25)

10.62 Securities Purchase Agreement dated July 15, 2002 between ADVR and Peter Lunder.(25)

10.63 Securities Purchase Agreement dated September 9, 2002 between ADVR and various investors. 11(q)

10.64 Form of Warrant dated September 9, 2002 between ADVR and various investors. 11(q)

10.65 Registration Rights Agreement dated September 9, 2002 between ADVR and various investors. 11(q)

10.66 Agreement dated May 1, 2002 (effective September 2002) between Advanced Viral Research Corp. and EnviroGene LLC.(26)

10.67 Agreement dated October 8, 2002 between Advanced Viral Research Corp. and Quintiles Israel Ltd.(26)

21.1 Subsidiaries of Registrant: Advance Viral Research Ltd., a Bahamian corporation.

99.1 Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

-----------------------------
*      Filed herewith.

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

11. Incorporated by reference herein to our Current Reports on Form 8-K and exhibits thereto as follows:
       (a)    A report on Form 8-K dated January 3, 1992.
       (b)    A report on Form 8-K dated September 14, 1993.
       (c)    A report on Form 8-K dated April 25, 1994.
       (d)    A report on Form 8-K dated June 3, 1994.
       (e)    A report on Form 8-K dated June 17, 1994.
       (f)    A report on Form 8-K dated October 25, 1994.
       (g)    A report on Form 8-K dated December 28, 1995.
       (h)    A report on Form 8-K dated April 22, 1996.
       (i)    A report on Form 8-K dated July 12, 1996.
       (j)    A report on Form 8-K dated October 17, 1996.
       (k)    A report on Form 8-K dated February 21, 1997.
       (l)    A report on Form 8-K dated March 25, 1997.
       (m)    A report on Form 8-K dated September 26, 1997.
       (n)    A report on Form 8-K dated July 21, 1998.
       (o)    A report on Form 8-K dated November 24, 1998.
       (p)    A report on Form 8-K dated December 3, 2001.
       (q)    A report on Form 8-K dated September 10, 2002.

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

24. Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

25. Documents incorporated by reference herein to certain exhibits to our Quarterly Report on Form 10-Q for the period ended June 30, 2002.

26. Documents incorporated by reference herein to certain exhibits to our Quarterly Report on Form 10-Q for the period ended September 30, 2002.

                         ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)



                          INDEX TO FINANCIAL STATEMENTS



                                                                                                                    PAGE
                                                                                                                    ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                                   F-1

CONSOLIDATED FINANCIAL STATEMENTS

    Balance Sheets, December 31, 2002 and 2001                                                                       F-2

    Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000 and from
        Inception (February 20, 1984) to December 31, 2002                                                           F-3

    Statements of Stockholders' Equity from Inception (February 20, 1984) to
        December 31, 2002                                                                                            F-4

    Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000 and from
        Inception (February 20, 1984) to December 31, 2002                                                          F-15

    Notes to Consolidated Financial Statements                                                                    F-16-F-42




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders and Directors
Advanced Viral Research Corp.
  (A Development Stage Company)
Yonkers, New York

We have audited the accompanying consolidated balance sheets of Advanced Viral Research Corp. (A Development Stage Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2002 and for the period from inception (February 20, 1984) to December 31, 2002. These consolidated financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Viral Research Corp. (A Development Stage Company) as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002 and for the period from inception (February 20, 1984) to December 31, 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered accumulated losses from operations since its inception and its cash position may be inadequate to fund the full range of testing required by the FDA in order to approve Product R for sale. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             RACHLIN COHEN & HOLTZ LLP

Miami, Florida
February 21, 2003

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001


                                                                        2002                  2001
                                                                    ------------          ------------
                                 ASSETS
Current Assets:
   Cash and cash equivalents                                        $  1,475,755          $  1,499,809
   Prepaid insurance                                                      86,368                51,702
   Assets held for sale                                                  172,601               188,999
   Other current assets                                                   35,527                11,460
                                                                    ------------          ------------
         Total current assets                                          1,770,251             1,751,970

Property and Equipment, Net                                            2,244,118             2,818,045

Other Assets                                                             931,660               878,776
                                                                    ------------          ------------
         Total assets                                               $  4,946,029          $  5,448,791
                                                                    ============          ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                 $    417,061          $  1,620,150
   Accrued liabilities                                                   137,646               223,556
   Current portion of capital lease obligation                           104,719                64,197
   Current portion of note payable                                        25,165                24,246
                                                                    ------------          ------------
         Total current liabilities                                       684,591             1,932,149
                                                                    ------------          ------------

Long-Term Debt:
   Convertible debenture, net                                          1,658,231                    --
   Capital lease obligation                                                5,834                42,370
   Note payable                                                            4,879                32,198
                                                                    ------------          ------------
        Total long-term debt                                           1,668,944                74,568
                                                                    ------------          ------------
Common Stock Subscribed but not Issued                                   883,900                    --
                                                                    ------------          ------------
Commitments, Contingencies and Subsequent Events                              --                    --
                                                                    ------------          ------------

Stockholders' Equity:
   Common stock; 1,000,000,000 shares of $.00001 par value
      authorized, 455,523,990 and 403,296,863 shares issued
       and outstanding                                                     4,555                 4,033
   Additional paid-in capital                                         57,530,605            47,666,141
   Deficit accumulated during the development stage                  (51,137,805)          (40,795,470)
   Discount on warrants                                               (4,688,761)           (3,432,630)
                                                                    ------------          ------------
         Total stockholders' equity                                    1,708,594             3,442,074
                                                                    ------------          ------------
         Total liabilities and stockholders' equity                 $  4,946,029          $  5,448,791
                                                                    ============          ============



                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                                     INCEPTION
                                                                                                                   (FEBRUARY 20,
                                                                 YEAR ENDED DECEMBER 31,                              1984) TO
                                                -----------------------------------------------------------          DECEMBER 31,
                                                    2002                   2001                   2000                  2002
                                                -------------          -------------          -------------          ------------
Revenues                                        $          --          $      17,601          $       8,363          $    231,892
                                                -------------          -------------          -------------          ------------

Costs and Expenses:
   Research and development                         4,439,592              5,150,869              3,192,551            18,315,416
   General and administrative                       2,654,296              4,063,022              2,413,601            17,594,477
   Compensation and other expense for
      options and warrants                            755,397                691,404              1,901,927             3,558,872
   Depreciation                                       977,746                511,216                346,227             2,167,189
                                                -------------          -------------          -------------          ------------
                                                    8,827,031             10,416,511              7,854,306            41,635,954
                                                -------------          -------------          -------------          ------------

Loss from Operations                               (8,827,031)           (10,398,910)            (7,845,943)          (41,404,062)
                                                -------------          -------------          -------------          ------------

Other Income (Expense):
   Interest income                                     27,659                113,812                161,832               901,435
   Other income                                            --                     --                     --               120,093
   Interest expense                                (1,341,809)              (868,856)            (1,446,692)           (8,875,578)
   Severance expense - former directors                    --               (302,500)                    --              (302,500)
                                                -------------          -------------          -------------          ------------
                                                   (1,314,150)            (1,057,544)            (1,284,860)           (8,156,550)
                                                -------------          -------------          -------------          ------------

Loss from Continuing Operations                   (10,141,181)           (11,456,454)            (9,130,803)          (49,560,612)
Loss from Discontinued Operations                    (201,154)              (259,114)              (223,861)           (1,577,193)
                                                -------------          -------------          -------------          ------------

Net Loss                                        $ (10,342,335)         $ (11,715,568)         $  (9,354,664)         $(51,137,805)
                                                =============          =============          =============          ============

Net Loss Per Common Share
   Basic and Diluted:
      Continuing operations                     $       (0.02)         $       (0.03)         $       (0.03)
      Discontinued operations                           (0.00)                 (0.00)                 (0.00)
                                                -------------          -------------          -------------
      Net loss                                  $       (0.02)         $       (0.03)             $   (0.03)
                                                =============          =============          =============

Weighted Average Number of
   Common Shares Outstanding                      439,009,322            389,435,324            362,549,690
                                                =============          =============          =============



                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2002


                                                                   COMMON STOCK                                       DEFICIT
                                                     -----------------------------------------                       ACCUMULATED
                                                         AMOUNT                                     ADDITIONAL       DURING THE
                                                          PER                                        PAID-IN         DEVELOPMENT
                                                         SHARE          SHARES         AMOUNT        CAPITAL          STAGE
                                                      -----------     -----------      -------       ---------       ---------

Balance, inception (February 20, 1984)
  as previously reported                                                       --      $ 1,000       $      --       $  (1,000)

Adjustment for pooling of interests                                            --       (1,000)          1,000              --
                                                                      -----------      -------       ---------       ---------

Balance, inception, as restated                                                --           --           1,000          (1,000)

Net loss, period ended December 31, 1984                                       --           --              --         (17,809)
                                                                      -----------      -------       ---------       ---------

Balance, December 31, 1984                                                     --           --           1,000         (18,809)

Issuance of common stock for cash                       $   0.00      113,846,154        1,138             170              --
Net loss, year ended December 31, 1985                                         --           --              --         (25,459)
                                                                      -----------      -------       ---------       ---------

Balance, December 31, 1985                                            113,846,154        1,138           1,170         (44,268)

Issuance of common stock - public offering                  0.01       40,000,000          400         399,600              --
Issuance of underwriter's warrants                                             --           --             100              --
Expenses of public offering                                                    --           --        (117,923)             --
Issuance of common stock, exercise of "A" warrants          0.03          819,860            9          24,587              --
Net loss, year ended December 31, 1986                                         --           --              --        (159,674)
                                                                      -----------      -------       ---------       ---------
Balance, December 31, 1986                                            154,666,014        1,547         307,534        (203,942)
                                                                      -----------      -------       ---------       ---------



                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2002



                                                                   COMMON STOCK                                       DEFICIT
                                                     -----------------------------------------                       ACCUMULATED
                                                         AMOUNT                                     ADDITIONAL       DURING THE
                                                          PER                                        PAID-IN         DEVELOPMENT
                                                         SHARE          SHARES         AMOUNT        CAPITAL          STAGE
                                                      -----------     -----------      -------       ---------       ---------


Balance, December 31, 1986                                            154,666,014      $1,547      $   307,534       $  (203,942)

Issuance of common stock, exercise of "A" warrants      $   0.03       38,622,618         386        1,158,321                --
Expenses of stock issuance                                                     --          --          (11,357)               --
Acquisition of subsidiary for cash                                             --          --          (46,000)               --
Cancellation of debt due to stockholders                                       --          --           86,565                --
Net loss, year ended December 31, 1987                                         --          --               --          (258,663)
                                                                      -----------      ------      -----------       -----------

Balance, December 31, 1987                                            193,288,632       1,933        1,495,063          (462,605)

Net loss, year ended December 31, 1988                                         --          --               --          (199,690)
                                                                      -----------      ------      -----------       -----------

Balance, December 31, 1988                                            193,288,632       1,933        1,495,063          (662,295)

Net loss, year ended December 31, 1989                                         --          --               --          (270,753)
                                                                      -----------      ------      -----------       -----------

Balance, December 31, 1989                                            193,288,632       1,933        1,495,063          (933,048)

Issuance of common stock, expiration of redemption          0.05        6,729,850          67          336,475                --
   offer on "B" warrants
Issuance of common stock, exercise of "B" warrants          0.05          268,500           3           13,422                --
Issuance of common stock, exercise of "C" warrants          0.08           12,900          --            1,032                --
Net loss, year ended December 31, 1990                                         --          --               --          (267,867)
                                                                      -----------      ------      -----------       -----------
Balance, December 31, 1990                                            200,299,882       2,003        1,845,992        (1,200,915)
                                                                      -----------      ------      -----------       -----------


                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2002





                                                                   COMMON STOCK                                       DEFICIT
                                                     -----------------------------------------                       ACCUMULATED
                                                         AMOUNT                                     ADDITIONAL       DURING THE
                                                          PER                                        PAID-IN         DEVELOPMENT
                                                         SHARE          SHARES         AMOUNT        CAPITAL          STAGE
                                                      -----------     -----------      -------       ---------       ---------


Balance, December 31, 1990                                              200,299,882      $2,003      $1,845,992      $(1,200,915)

Issuance of common stock,
  exercise of "B" warrants                              $    0.05            11,400          --             420               --
Issuance of common stock,
  exercise of "C" warrants                                   0.08             2,500          --             200               --
Issuance of common stock, exercise
  of underwriter warrants                                    0.12         3,760,000          38          45,083               --
Net loss, year ended December 31, 1991                                           --          --              --         (249,871)
                                                                        -----------      ------      ----------      -----------

Balance, December 31, 1991                                              204,073,782       2,041       1,891,695       (1,450,786)

Issuance of common stock, for testing                        0.04        10,000,000         100         404,900               --
Issuance of common stock, for consulting services            0.06           500,000           5          27,495               --
Issuance of common stock, exercise of "B" warrants           0.05         7,458,989          75         372,875               --
Issuance of common stock, exercise of "C" warrants           0.08         5,244,220          52         419,487               --
Expenses of stock issuance                                                                               (7,792)
Net loss, year ended December 31, 1992                                           --          --              --         (839,981)
                                                                        -----------      ------      ----------      -----------

Balance, December 31, 1992                                              227,276,991       2,273       3,108,660       (2,290,767)

Issuance of common stock, for consulting services            0.06           500,000           5          27,495               --
Issuance of common stock, for consulting services            0.03         3,500,000          35         104,965               --
Issuance of common stock, for testing                        0.04         5,000,000          50         174,950               --
Net loss, year ended December 31, 1993                                           --          --              --         (563,309)
                                                                        -----------      ------      ----------      -----------
Balance, December 31, 1993                                              236,276,991       2,363       3,416,070       (2,854,076)
                                                                        -----------      ------      ----------      -----------


                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2002




                                          COMMON STOCK                                                 DEFICIT
                                -----------------------------------                                   ACCUMULATED
                                AMOUNT                                    ADDITIONAL                   DURING THE      DEFERRED
                                  PER                                      PAID-IN    SUBSCRIPTION    DEVELOPMENT     COMPENSATION
                                 SHARE         SHARES        AMOUNT        CAPITAL     RECEIVABLE        STAGE            COST
                                ------      ------------    -------      ----------   ------------    ------------   -------------
Balance, December 31, 1993            0      236,276,991      $2,363      $3,416,070      $  --      $(2,854,076)        $  --

Issuance of common stock,
  for consulting services          0.05        4,750,000          47         237,453         --               --            --
Issuance of common stock,
  exercise of options              0.08          400,000           4          31,996         --               --            --
Issuance of common stock,
  exercise of options              0.10          190,000           2          18,998         --               --            --
Net loss, year ended
  December 31, 1994                                   --          --              --         --         (440,837)           --
                                             -----------      ------      ----------      -----      -----------         -----

Balance, December 31, 1994                   241,616,991       2,416       3,704,517         --       (3,294,913)           --
                                                                                                                         -----
Issuance of common stock,
  exercise of options              0.05        3,333,333          33         166,633         --               --            --
Issuance of common stock,
  exercise of options              0.08        2,092,850          21         167,407         --               --            --
Issuance of common stock,
  exercise of options              0.10        2,688,600          27         268,833         --               --            --
Issuance of common stock, for
  consulting services              0.11        1,150,000          12         126,488         --               --            --
Issuance of common stock, for
  consulting services              0.14          300,000           3          41,997         --               --            --
Net loss, year ended
  December 31, 1995                                   --          --              --         --         (401,884)           --
                                             -----------      ------      ----------      -----      -----------         -----
Balance, December 31, 1995                   251,181,774       2,512       4,475,875         --       (3,696,797)           --
                                             -----------      ------      ----------      -----      -----------         -----




                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2002




                                          COMMON STOCK                                                 DEFICIT
                                -----------------------------------                                   ACCUMULATED
                                AMOUNT                                    ADDITIONAL                   DURING THE      DEFERRED
                                  PER                                      PAID-IN    SUBSCRIPTION    DEVELOPMENT     COMPENSATION
                                 SHARE         SHARES        AMOUNT        CAPITAL     RECEIVABLE        STAGE            COST
                                ------      ------------    -------      ----------   ------------    ------------   -------------
Balance, December 31, 1995                 251,181,774      $2,512    $4,475,875      $     --       $(3,696,797)      $      --

Issuance of common
  stock, exercise of options    $0.05        3,333,334          33       166,634            --                --              --
Issuance of common stock,
  exercise of options            0.08        1,158,850          12        92,696            --                --              --
Issuance of common stock,
  exercise of options            0.10        7,163,600          72       716,288            --                --              --
Issuance of common stock,
  exercise of options            0.11          170,000           2        18,698            --                --              --
Issuance of common stock,
  exercise of options            0.12        1,300,000          13       155,987            --                --              --
Issuance of common stock,
  exercise of options            0.18        1,400,000          14       251,986            --                --              --
Issuance of common stock,
  exercise of options            0.19          500,000           5        94,995            --                --              --
Issuance of common stock,
  exercise of options            0.20          473,500           5        94,695            --                --              --
Issuance of common stock,
  for services rendered          0.50          350,000           3       174,997            --                --              --
Options granted                                     --          --       760,500            --                --        (473,159)
Subscription receivable                             --          --            --       (19,000)               --              --
Net loss, year ended
  December 31, 1996                                 --          --            --            --        (1,154,740)             --
                                           -----------      ------    ----------      --------       -----------       ---------
Balance, December 31, 1996                 267,031,058         159     2,529,988       (19,000)        3,321,135        (473,159)
                                           -----------      ------    ----------      --------       -----------       ---------


                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2002




                                          COMMON STOCK                                                 DEFICIT
                                -----------------------------------                                   ACCUMULATED
                                AMOUNT                                    ADDITIONAL                   DURING THE      DEFERRED
                                  PER                                      PAID-IN    SUBSCRIPTION    DEVELOPMENT     COMPENSATION
                                 SHARE         SHARES        AMOUNT        CAPITAL     RECEIVABLE        STAGE            COST
                                ------      ------------    -------      ----------   ------------    ------------   -------------

Balance, December 31, 1996                   267,031,058     $2,671     $ 7,003,351     $(19,000)     $(4,851,537)     $(473,159)

Issuance of common
  stock, exercise
  of options                     $  0.08       3,333,333         33         247,633           --               --             --
Issuance of common
  stock, conversion
  of debt                           0.20       1,648,352         16         329,984           --               --             --
Issuance of common
  stock, conversion
  of debt                           0.15         894,526          9         133,991           --               --             --
Issuance of common
  stock, conversion
  of debt                           0.12       2,323,580         23         269,977           --               --             --
Issuance of common
  stock, conversion
  of debt                           0.15       1,809,524         18         265,982           --               --             --
Issuance of common
  stock, conversion
  of debt                           0.16         772,201          8         119,992           --               --             --
Issuance of common
  stock, for services
  rendered                          0.41          50,000         --          20,500           --               --             --
Issuance of common
  stock, for services
  rendered                          0.24         100,000          1          23,999           --               --             --
Beneficial conversion
  feature, February
  debenture                                           --         --         413,793           --               --             --
Beneficial conversion
  feature, October debenture                          --         --       1,350,000           --               --             --
Warrant costs, February
  debenture                                           --         --          37,242           --               --             --
Warrant costs, October
  debenture                                           --         --         291,555           --               --             --
Amortization of deferred
  compensation cost                                   --         --              --           --               --        399,322
Imputed interest on
  convertible debenture                               --         --           4,768           --               --             --
Net loss, year ended
  December 31, 1997                                   --         --              --           --       (4,141,729)            --
                                             -----------     ------     -----------     --------      -----------      ---------
Balance, December 31, 1997                   277,962,574      2,779      10,512,767      (19,000)      (8,993,266)       (73,837)
                                             -----------     ------     -----------     --------      -----------      ---------



                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2002




                                          COMMON STOCK                                                 DEFICIT
                                -----------------------------------                                   ACCUMULATED
                                AMOUNT                                    ADDITIONAL                   DURING THE      DEFERRED
                                  PER                                      PAID-IN    SUBSCRIPTION    DEVELOPMENT     COMPENSATION
                                 SHARE         SHARES        AMOUNT        CAPITAL     RECEIVABLE        STAGE            COST
                                ------      ------------    -------      ----------   ------------    ------------   -------------


Balance, December 31, 1997                 277,962,574     $2,779     $ 10,512,767      $(19,000)     $ (8,993,266)     $(73,837)

Issuance of common
  stock, exercise
  of options                   $  0.12         295,000          3           35,397            --                --            --
Issuance of common
  stock, exercise
  of options                      0.14         500,000          5           69,995            --                --            --
Issuance of common
  stock, exercise
  of options                      0.16         450,000          5           71,995            --                --            --
Issuance of common
  stock, exercise
  of options                      0.20          10,000         --            2,000            --                --            --
Issuance of common
  stock, exercise
  of options                      0.26         300,000          3           77,997            --                --            --
Issuance of common
  stock, conversion
  of debt                         0.13       1,017,011         10          132,990            --                --            --
Issuance of common
  stock, conversion
  of debt                         0.14       2,512,887         25          341,225            --                --            --
Issuance of common
  stock, conversion
  of debt                         0.15       5,114,218         51          749,949            --                --            --
Issuance of common
  stock, conversion
  of debt                         0.18       1,491,485         15          274,985            --                --            --
Issuance of common
  stock, conversion
  of debt                         0.19       3,299,979         33          619,967            --                --            --
Issuance of common
  stock, conversion
  of debt                         0.22       1,498,884         15          335,735            --                --            --
Issuance of common
  stock, conversion
  of debt                         0.23       1,870,869         19          424,981            --                --            --
Issuance of common
  stock, for services
   rendered                       0.21         100,000          1           20,999            --                --            --
Beneficial conversion
  feature, November
  debenture                                         --         --          625,000            --                --            --
Warrant costs,
  November debenture                                --         --           48,094            --                --            --
Amortization of deferred
  compensation cost                                 --         --               --            --                --        59,068
Write off of
  subscription receivable                           --         --          (19,000)       19,000                --            --
Net loss, year
  ended December 31, 1998                           --         --               --            --        (4,557,710)           --
                                           -----------     ------     ------------      --------      ------------      --------
Balance, December 31, 1998                 296,422,907      2,964       14,325,076            --       (13,550,976)      (14,769)
                                           -----------     ------     ------------      --------      ------------      --------




                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2002


                                              COMMON STOCK                                 DEFICIT
                                     --------------------------------                    ACCUMULATED
                                      AMOUNT                              ADDITIONAL      DURING THE      DEFERRED     DISCOUNT
                                        PER                                PAID-IN       DEVELOPMENT    COMPENSATION     ON
                                       SHARE      SHARES        AMOUNT     CAPITAL          STAGE           COST       WARRANTS
                                     ---------   -----------    ------    -----------    ------------   -----------    ---------
Balance, December 31, 1998                       296,422,907    $2,964    $14,325,076    $(13,550,976)    $(14,769)    $      --

Issuance of common stock,
  securities purchase
  agreement                             $0.16      4,917,276        49        802,451              --           --            --
Issuance of common stock,
  securities purchase
  agreement                              0.27      1,851,852        18        499,982              --           --            --
Issuance of common stock,
  for services
  rendered                               0.22        100,000         1         21,999              --           --            --
Issuance of common stock,
  for services
  rendered                               0.25        180,000         2         44,998              --           --            --
Beneficial conversion
  feature, August debenture                               --        --        687,500              --           --            --
Beneficial conversion
  feature, December debenture                             --        --        357,143              --           --            --
Warrant costs, securities
  purchase agreement                                      --        --        494,138              --           --      (494,138)
Warrant costs, securities
  purchase agreement                                      --        --         37,025              --           --       (37,025)
Warrant costs, August debenture                           --        --         52,592              --           --            --
Warrant costs, December debenture                         --        --          4,285              --           --            --
Amortization of warrant costs,
  securities purchase agreement                           --        --             --              --           --       102,674
Amortization of deferred
  compensation cost                                       --        --             --              --       14,769            --
Credit arising from
  modification of option terms                            --        --        210,144              --           --            --
Net loss, year ended December 31, 1999                    --        --             --      (6,174,262)          --            --
                                                 -----------    ------    -----------    ------------     --------     ---------
Balance, December 31, 1999                       303,472,035     3,034     17,537,333     (19,725,238)          --      (428,489)
                                                 -----------    ------    -----------    ------------     --------     ---------



                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2002



                                                  COMMON STOCK                                    DEFICIT
                                         --------------------------------                        ACCUMULATED
                                          AMOUNT                               ADDITIONAL        DURING THE        DISCOUNT
                                            PER                                 PAID-IN         DEVELOPMENT          ON
                                           SHARE      SHARES        AMOUNT      CAPITAL            STAGE           WARRANTS
                                         ---------   -----------    ------     -----------      ------------       ---------

Balance, December 31, 1999                          303,472,035    $  3,034    $ 17,537,333     $(19,725,238)    $  (428,489)

Issuance of common stock,
  exercise of options                   $ 0.1400        600,000           6          83,994               --              --
Issuance of common stock,
  exercise of options                     0.1500      1,600,000          16         239,984               --              --
Issuance of common stock,
  exercise of options                     0.1600        650,000           7         103,994               --              --
Issuance of common stock,
  exercise of options                     0.1700        100,000           1          16,999               --              --
Issuance of common stock,
  exercise of options                     0.2100        792,500           8         166,417               --              --
Issuance of common stock,
  exercise of options                     0.2500      1,000,000          10         246,090               --              --
Issuance of common stock,
  exercise of options                     0.2700        281,000           3          75,867               --              --
Issuance of common stock,
  exercise of options                     0.3600        135,000           1          48,599               --              --
Issuance of common stock,
  exercise of warrants                    0.2040        220,589           2          44,998               --              --
Issuance of common stock,
  exercise of warrants                    0.2448        220,589           2          53,998               --              --
Issuance of common stock,
  exercise of warrants                    0.2750         90,909           1          24,999               --              --
Issuance of common stock,
  exercise of warrants                    0.3300         90,909           1          29,999               --              --
Issuance of common stock,
  conversion of debt                      0.1400     35,072,571         351       4,907,146               --              --
Issuance of common stock,
  conversion of debt                      0.1900      1,431,785          14         275,535               --              --
Issuance of common stock,
  conversion of debt                      0.2000      1,887,500          19         377,481               --              --
Issuance of common stock,
  conversion of debt                      0.3600         43,960          --          15,667               --              --
Issuance of common stock,
  cashless exercise of warrants                         563,597           6         326,153               --              --
Issuance of common stock,
  services rendered                       0.4650        100,000           1          46,499               --              --
Private placement of common stock         0.2200     13,636,357         136       2,999,864               --              --
Private placement of common stock         0.3024      4,960,317          50       1,499,950               --              --
Private placement of common stock         0.4000     13,265,000         133       5,305,867               --              --
Cashless exercise of warrants                                --          --        (326,159)              --              --
Beneficial conversion feature,
  January Debenture                                          --          --         386,909               --              --
Warrant costs, consulting agreement                          --          --         200,249               --              --
Warrant costs, January Debenture                             --          --          13,600               --              --
Warrant costs, private placement                             --          --       3,346,414               --      (3,346,414)
Recovery of subscription
  receivable previously written off                          --          --          19,000               --              --
Amortization of warrant costs,
  securities purchase agreements                             --          --              --               --         544,163
Credit arising from modification
  of option terms                                            --          --       1,901,927               --              --
Net loss, year ended December 31, 2000                       --          --              --       (9,354,664)             --
                                                    -----------    --------    ------------     ------------     -----------
Balance, December 31, 2000                          380,214,618       3,802      39,969,373      (29,079,902)     (3,230,740)
                                                    -----------    --------    ------------     ------------     -----------



                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2002


                                                      COMMON STOCK
                                         -----------------------------------                        DEFICIT
                                                                                                  ACCUMULATED
                                           AMOUNT                               ADDITIONAL         DURING THE      DISCOUNT
                                             PER                                  PAID-IN         DEVELOPMENT         ON
                                            SHARE          SHARES      AMOUNT     CAPITAL            STAGE          WARRANTS
                                         ----------     -----------    ------    ------------     ------------     -----------
Balance,  December 31, 2000                             380,214,618    $3,802    $ 39,969,373     $(29,079,902)    $(3,230,740)

Issuance of common stock,
  exercise of options                     $   0.2700         40,000         1          10,799               --              --
Issuance of common stock,
  exercise of options                         0.3600         20,000         1           7,199               --              --
Issuance of common stock,
  cashless exercise of warrants                              76,411         1          77,491               --              --
Issuance of common stock,
  for services rendered                       0.3500        100,000         1          34,999               --              --
Sale of common stock, for cash                0.1500      6,666,667        66         999,933
Sale of common stock, for cash                0.3000      2,000,000        20         599,980               --              --
Sale of common stock, for cash                0.3200      3,125,000        31         999,969               --              --
Sale of common stock, for cash                0.4000      1,387,500        14         554,986               --              --
Sale of common stock, for cash                0.2700      9,666,667        96       2,609,904
Cashless exercise of warrants                                    --        --         (77,491)              --              --
Warrant costs, private placement                                 --        --         168,442               --        (168,442)
Warrant costs, private equity
  line of credit                                                 --        --       1,019,153               --      (1,019,153)
Amortization of warrant costs,
  securities purchase agreements                                 --        --              --               --         985,705
Credit arising from modification
  of option terms                                                --        --         691,404               --              --
Net loss, year ended December 31, 2001                           --        --              --      (11,715,568)             --
                                                        -----------    ------    ------------     ------------     -----------
Balance, December 31, 2001                              403,296,863    $4,033    $ 47,666,141     $(40,795,470)    $(3,432,630)
                                                        ===========    ======    ============     ============     ===========



                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2002



                                                      COMMON STOCK
                                         -----------------------------------                        DEFICIT
                                                                                                  ACCUMULATED
                                           AMOUNT                               ADDITIONAL        DURING THE       DISCOUNT
                                             PER                                  PAID-IN         DEVELOPMENT         ON
                                            SHARE          SHARES      AMOUNT     CAPITAL            STAGE          WARRANTS
                                         ----------     -----------    ------    ------------     ------------     -----------
Balance,  December 31, 2001                          403,296,863    $4,033    $ 47,666,141     $(40,795,470)    $(3,432,630)

Sale of common stock,
  for cash                                $0.1109     17,486,491       175       1,938,813
Sale of common stock,
  for cash                                 0.1400     22,532,001       225       2,840,575               --              --
Sale of common stock,
  for cash                                 0.1500      9,999,999       100       1,499,900
Issuance of common stock,
  conversion of debt                       0.1100        909,091         9          99,991               --              --
Issuance of common stock,
  conversion of debt                       0.1539      1,299,545        13         199,987               --              --
Warrant costs,
  termination agreement                                       --        --         190,757               --              --
Warrant costs, issued
  with sale of common
  stock, for cash                                             --        --       2,358,033               --      (2,358,033)
Expenses of stock issuance                                    --        --         (50,160)              --              --
Warrants granted for consulting
  services                                                    --        --         386,677               --              --
Credit arising from modification
  of option terms                                             --        --         177,963               --              --
Amortization of warrant costs,
  securities purchase agreements                              --        --              --               --       1,101,902
Beneficial conversion feature,
  May debenture                                               --        --          55,413               --              --
Beneficial conversion feature,
  July debentures                                             --        --         166,515               --              --
Net loss, year ended December 31, 2002                        --        --              --      (10,342,335)             --
                                                     -----------    ------    ------------     ------------     -----------
Balance, December 31, 2002                           455,523,990    $4,555    $ 57,530,605     $(51,137,805)    $(4,688,761)
                                                     ===========    ======    ============     ============     ===========


                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                       INCEPTION
                                                                                                                     (FEBRUARY 20,
                                                                                 YEAR ENDED DECEMBER 31,               1984) TO
                                                                      -------------------------------------------     DECEMBER 31,
                                                                           2002            2001            2000          2002
                                                                      ------------    ------------    ------------    ------------
Cash Flows from Operating Activities:
   Net loss                                                           $(10,342,335)   $(11,715,568)   $ (9,354,664)   $(51,137,805)
                                                                      ------------    ------------    ------------    ------------
   Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation                                                      997,874         532,264         362,392       2,438,663
         Amortization of debt issuance costs                                34,078          15,344         106,030         828,637
         Amortization of deferred interest cost on beneficial
            conversion feature of convertible debenture                    136,734              --         386,909       3,955,397
         Amortization of discount on warrants                            1,101,902         985,705         611,134       3,137,300
         Amortization of discount on warrants - consulting services             --              --         230,249         230,249
         Amortization of deferred compensation cost                             --              --              --         760,500
         Issuance of common stock for debenture interest                    43,425              --          76,212         119,637
         Issuance of common stock for services                                  --          35,000          46,500       1,586,000
         Compensation expense for options and warrants                     755,397         691,404       1,901,927       3,558,872
         Changes in operating assets and liabilities:
            Increase in other current assets                               (52,155)        (28,358)         (5,063)       (145,311)
            Decrease in inventory                                               --          19,729              --              --
            Increase in other assets                                       (86,962)        (53,232)       (278,037)     (1,635,189)
            Increase (decrease) in accounts payable and
               accrued liabilities                                      (1,288,999)        940,745         174,089         560,907
                                                                      ------------    ------------    ------------    ------------
                  Total adjustments                                      1,641,294       3,138,601       3,612,342      15,395,662
                                                                      ------------    ------------    ------------    ------------
                  Net cash used by operating activities                 (8,701,041)     (8,576,967)     (5,742,322)    (35,742,143)
                                                                      ------------    ------------    ------------    ------------

Cash Flows from Investing Activities:
   Purchase of investments                                                      --              --              --      (6,292,979)
   Proceeds from sale of investments                                            --              --              --       6,292,979
   Acquisition of property and equipment                                  (267,715)     (1,588,648)       (917,471)     (4,323,384)
                                                                      ------------    ------------    ------------    ------------
                  Net cash used by investing activities                   (267,715)     (1,588,648)       (917,471)     (4,323,384)
                                                                      ------------    ------------    ------------    ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of convertible debt                            2,000,000              --       1,000,000      11,500,000
   Proceeds from sale of securities, net of issuance costs               6,229,628       5,783,000      10,835,970      29,529,686
   Proceeds from common stock subscribed but not issued                    883,900              --              --         883,900
   Payments under capital lease                                           (142,426)        (58,690)        (50,324)       (310,028)
   Payments on note payable                                                (26,400)        (21,519)        (19,096)        (81,276)
   Recovery of subscription receivable written off                              --              --          19,000          19,000
                                                                      ------------    ------------    ------------    ------------
                  Net cash provided by financing activities              8,944,702       5,702,791      11,785,550      41,541,282
                                                                      ------------    ------------    ------------    ------------

Net Increase (Decrease) in Cash and Cash Equivalents                       (24,054)     (4,462,824)      5,125,757       1,475,755

Cash and Cash Equivalents, Beginning                                     1,499,809       5,962,633         836,876              --
                                                                      ------------    ------------    ------------    ------------

Cash and Cash Equivalents, Ending                                     $  1,475,755    $  1,499,809    $  5,962,633       1,475,755
                                                                      ============    ============    ============    ============

Supplemental Disclosure of Non-Cash Financing Activities:
   Cash paid during the year for interest                             $     25,669    $     20,556    $     36,681
                                                                      ============    ============    ============


Supplemental Schedule of Non-Cash Investing and Financing Activities:
   A capital lease obligation of approximately $140,000 was incurred during 2002 to finance the purchase of new equipment.






                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

         Advanced Viral Research Corp. (the Company) was incorporated in Delaware on July 31, 1985. The Company was organized for the purpose of manufacturing and marketing a pharmaceutical product initially named Reticulose, the current formulation of which is now known as and hereinafter referred to as "Product R." The success of the Company will be dependent upon obtaining certain regulatory approval for its pharmaceutical product, Product R, to commence commercial operations.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its 99.6% owned subsidiary, Advance Viral Research, Ltd.
         (LTD), a Bahamian Corporation. LTD is presented in the financial statements under "Discontinued Operations" (See Notes 5 and 15). All significant intercompany accounts have been eliminated.

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

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Company regularly evaluates its long-lived assets for indicators of possible impairment, whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

         OTHER ASSETS

         Patent development costs are capitalized as incurred. Such costs will be amortized over the life of the patent, commencing at the time Product R is marketed. Loan costs include fees paid in connection with the February 2001 private equity line of credit agreement and are being amortized over the life of the agreement (see Note 7).

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

         ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The information set forth below provides disclosure of the estimated fair value of the Company's financial instruments presented in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002 and 2001. Since the reported fair values of financial instruments are based upon a variety of factors, they may not represent actual values that could have been realized as of December 31, 2002 and 2001 or that will be realized in the future.

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

         REVENUE RECOGNITION

         The limited sales generated by the Company have consisted of sales of Product R for testing and other purposes. The Company records sales when the product is shipped to customers. There were no sales for the year ended December 31, 2002.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         RECLASSIFICATIONS

         Certain amounts in the financial statements have been reclassified to conform to 2002 presentation.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2002 the FASB issued FASB Interpretation No., or FIN 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEE OF INDEBTEDNESS OF OTHERS. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company is not a guarantor under any significant guarantees and thus this interpretation is not expected to have a significant effect on the Company's financial position or results of operations.

         On December 31, 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF SFAS 123. The standard provides additional transition guidance for companies that elect to voluntarily adopt the accounting provisions of SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS 148 does not change the provisions of SFAS 123 that permits entities to continue to apply the intrinsic value method of APB 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. As the Company continues to follow APB 25, its accounting for stock-based compensation will not change as a result of SFAS 148. SFAS 148 does require certain new disclosures in both annual and interim financial statements. The required annual disclosures are effective immediately and have been included in Note 10 of the Company's consolidated financial statements. The new interim disclosure provisions will be effective in the first quarter of 2003.

         In July 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this standard to have any impact on its financial position or results of operations.

         In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company has not determined the impact that SFAS 145 will have, if any, on its financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

         In August 2001, the FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, and EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. SFAS 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted SFAS 144 on January 1, 2002 (see Notes 5 and 15).

         In July 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS which replace Accounting Principles Board Opinion Nos. 16, BUSINESS COMBINATIONS and 17, INTANGIBLE ASSETS, respectively. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the use of the pooling-of-interests method be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only method. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which the Company will be required to adopt on January 1, 2002. After December 31, 2001, goodwill can only be written down upon impairment discovered during annual tests for fair value, or discovered during tests taken when certain triggering events occur. The Company adopted SFAS 142 on January 1, 2002 and there was no impact on the results of operations or financial position of the Company.

         In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION - AN INTERPRETATION OF APB OPINION NO. 25 (FIN 44). FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company adopted FIN 44 in the third quarter of 2000 and there was no material impact on the Company's results of operations or financial position.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  GOING CONCERN

         As indicated in the accompanying financial statements, the Company has suffered accumulated net losses of $51,137,805 since inception and is dependent upon registration of Product R for sale before it can begin commercial operations. The Company's cash position may be inadequate to pay all the costs associated with operations and the full range of testing and clinical trials required by the FDA. Unless and until Product R is approved for sale in the United States or another industrially developed country, the Company will be dependent upon the continued sale of its securities, debt or equity financing for funds to meet its cash requirements. The foregoing issues raise substantial doubt about the Company's ability to continue as a going concern.

         Management intends to continue to sell the Company's securities in an attempt to meet its cash flow requirements; however, no assurance can be given that equity or debt financing, if and when required, will be available.

NOTE 3.  PROPERTY AND EQUIPMENT


                                                 ESTIMATED USEFUL LIVES (YEARS)         2002           2001
                                                 ------------------------------         ----           ----
         Land and improvements                                15                    $   34,550      $   34,550
         Building and improvements                            30                     1,410,165       1,233,524
         Machinery and equipment                               5                     3,394,431       3,170,759
                                                                                    ----------      ----------
                                                                                     4,839,146       4,438,833
         Less accumulated depreciation                                               2,433,185       1,438,250
                                                                                    ----------      ----------
                                                                                     2,405,961       3,000,583
         Less property and equipment included in
           assets held for sale, net (Note 5)                                          161,843         182,538
                                                                                    ----------      ----------
                                                                                    $2,244,118      $2,818,045
                                                                                    ==========      ==========


         The Company maintains certain property and equipment in Freeport, Bahamas. This property and equipment amounted to $429,782 as of December 31, 2002 and $433,119 as of December 31, 2001. Included with machinery and equipment is equipment purchased under capital leases of $135,537 during 2002. Depreciation expense for equipment under the capital leases was approximately $27,488, $10,368 and $7,729 in 2002, 2001 and 2000, respectively. These amounts are included above.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 4.  OTHER ASSETS

                                                                                 2002          2001
                                                                               --------      --------
         Patent development costs                                              $897,385      $765,388
         Loan costs, net of accumulated amortization of $828,637
            and $794,559                                                         34,275        68,353
         Other                                                                    6,461        51,496
                                                                               --------      --------
                                                                                938,121       885,237
         Less other assets included in assets held for sale, net (Note 5)         6,461         6,461
                                                                               --------      --------
                                                                               $931,660      $878,776
                                                                               ========      ========


NOTE 5.  ASSETS HELD FOR SALE

         During 2002, the Board of Directors approved a plan to sell Advance Viral Research, Ltd. (LTD), the Company's Bahamian subsidiary. The Company decided to sell LTD due to the fact that the Company has completed construction of the facility in Yonkers, New York, which facility is capable to provide all functions previously provided by the Freeport, Bahamas plant. As required under SFAS 144, the net book values of the assets (LTD had no liabilities as of December 31, 2002 other than an inter-company payable that has been eliminated) have been reflected on the balance sheet as held for sale and the operations have been included in discontinued operations for the years ended December 31, 2002, 2001 and 2000 (see Note 15).

         Although no formal contract has been executed, management believes that the estimated selling price less estimated cost to sell exceeds the net book value of LTD and therefore there is no impairment loss charged to discontinued operations.

NOTE 6.  ACCRUED LIABILITIES

         Accrued bonus                  $ 50,000      $100,000

         Accrued 401k contribution        40,675        32,717

         Accrued payroll                  35,157        81,181

         Other                            11,814         9,658
                                        --------      --------
                                        $137,646      $223,556
                                        ========      ========

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 7.  NOTE PAYABLE

         During 1999, the Company entered into an installment purchase agreement for equipment totaling $123,600. The agreement is collateralized by the equipment and calls for monthly installments of $2,476, including interest at 12% per annum, with a final installment in February 2004.

         The aggregate maturities of the installment purchase agreement are as follows:

           Year ending December 31:
              2003                                                 $25,165
              2004                                                   4,879
                                                                  --------
                                                                    30,044
           Less current portion                                     25,165
                                                                  --------
           Note payable - long-term portion                        $ 4,879
                                                                   =======


NOTE 8.  SECURITIES PURCHASE AGREEMENTS

         CONVERTIBLE DEBENTURES AND WARRANTS

         The Company issued warrants to purchase common stock in connection with the issuance of several convertible debentures sold during the years 1997 to 2000, which debentures have all been fully converted. As of December 31, 2002, warrants to purchase approximately 3.2 million shares of the Company's common stock relating to these fully converted debentures were outstanding with expiration dates through 2009 at exercise prices ranging from $.199 to $.864.

         During the second and third quarters of 2002, the Company issued to certain investors an aggregate of $2,000,000 principal amount of its 5% convertible debentures at par in several private placements. Under the terms of each 5% convertible debenture, 20% of the original issue is convertible on the original date of issue at a price equal to the closing bid price quoted on the OTC Bulletin Board on the trading day immediately preceding the original issue date (except for the Rushing/Simoni issuance detailed below which had an initial conversion price of $0.11 per share). Thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of (i) 90% of the average closing bid price for the five trading days prior to the conversion date (the "Market Price"); or (ii) ten cents ($0.10) which amount is subject to certain adjustments. The convertible debentures, including interest accrued thereon, are payable by Advanced Viral in shares of common stock and mature two years from the date of issuance. The shares issued upon conversion of the debentures cannot be sold or transferred for a period of one year from the applicable vesting date of the convertible portion of the debentures. The Company issued its 5% convertible debentures as follows:

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8.  SECURITIES PURCHASE AGREEMENTS (Continued)

         CONVERTIBLE DEBENTURES AND WARRANTS (Continued)

         o On May 30, 2002, the Company sold to O. Frank Rushing and Justine Simoni, as joint tenants, $500,000 principal amount of its 5% convertible debenture. Based on the terms for conversion associated with this debenture, there was an intrinsic value associated with the beneficial conversion feature of approximately $55,000, which was recorded as deferred interest expense and is presented as a discount on the convertible debenture. This amount will be amortized over an expected holding period of two years. Of this amount, $36,000 has been amortized to interest expense at December 31, 2002. On June 3, 2002, these investors converted the first 20% ($100,000) into 909,091 shares of common stock at a conversion price of $0.11 per share. In January 2003, the holder converted the second 20% ($100,000 plus interest of $3,041) into 1,030,411 shares of common stock at a conversion price of $.10 per share.

         o On July 3, 2002, the Company sold to James F. Dicke II, who was then a member of its Board of Directors, $1,000,000 principal amount of its 5% convertible debenture. Based on the terms for conversion associated with this debenture, there was an intrinsic value associated with the beneficial conversion feature of approximately $111,000 which was recorded as deferred interest expense and is presented as a discount on the convertible debenture. This amount will be amortized over an expected holding period of two years. Of this amount, $68,000 has been amortized to interest expense at December 31, 2002. On July 3, 2002, Mr. Dicke converted the first 20% of the debenture ($200,000) for 1,299,545 shares of common stock at a conversion price of $0.1539 per share. . In January 2003, the holder converted the second 20% ($200,000 plus interest of $5,041) of the debenture into 2,050,411 shares of common stock at a conversion price of $.10 per share.

         o On July 15, 2002, the Company sold to Peter Lunder $500,000 principal amount of the Company's 5% convertible debenture. Based on the terms for conversion associated with this debenture, there was an intrinsic value associated with the beneficial conversion feature of approximately $55,000, which was recorded as deferred interest expense and is presented as a discount on the convertible debenture. This amount will be amortized over an expected holding period of two years. Of this amount, $32,000 has been amortized to interest expense at December 31, 2002. In January 2003, the holder converted 40% ($200,000 plus interest of $4,822) of the debenture into 1,587,797 shares of common stock, the first 20% of which was converted at a conversion price of $.1818 per share, and the second 20% of which was converted at a conversion price of $.10 per share.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8.  SECURITIES PURCHASE AGREEMENTS (Continued)

         STOCK PURCHASE AGREEMENTS

         Pursuant to certain securities purchase agreements, the Company issued warrants to purchase common stock in connection with the sale of approximately 61,500,000 shares of common stock during the years 1998 to 2001 for cash consideration of approximately $16,900,000. As of December 31, 2002, warrants to purchase approximately 16.5 million shares of the Company's common stock relating to these securities purchase agreements were outstanding with expiration dates through 2006.

         During the quarter ended March 31, 2002, under several stock purchase agreements, the Company sold an aggregate of 9,999,999 shares of its common stock at $0.15 per share, for cash consideration of $1,500,000.

         On April 12, 2002, pursuant to stock purchase agreements with various institutional investors, the Company issued 17,486,491 shares of its common stock at a market price of $0.11089 per share and received net proceeds of approximately $1,939,000.

         On September 10, 2002, the Company issued and sold an aggregate of 21,500,000 shares of its common stock pursuant to a securities purchase agreement with certain institutional investors for total proceeds of approximately $3,010,000, or $0.14 per share, along with warrants to purchase 16,125,000 shares of the Company's common stock at an exercise price of $0.25 per share, subject to adjustment, as described below. In addition, pursuant to a placement agent agreement with H. C. Wainwright & Co., Inc. ("HCW"), the Company paid HCW a placement fee of $150,500 cash and issued to HCW 1,032,000 shares of its common stock. An adjustment provision in the warrants provides that 60 trading days following the original issue date of the warrants (the "First Determination Date"), a certain number of warrants shall become exercisable at $0.001. The number of shares for which the warrants are exercisable at $0.001 per share is equal to the positive difference, if any, between (i) $3,010,000 divided by the volume weighted average price ("VWAP") of the Company's common stock for the 60 trading days preceding the First Determination Date and (ii) 21,500,000. Upon 120 trading days following the original issue date of the warrants (the "Second Determination Date"), a certain number of remaining warrants shall become exercisable at $0.001. The number of shares for which the Warrants are exercisable at $.001 per share is equal to the positive difference, if any, between (i) $3,010,000 divided by the VWAP of the Company's common stock for the 60 trading days preceding the Second Determination Date and (ii) 21,500,000. No adjustment will be made in the event that the VWAP for the 60 trading day period preceding the applicable determination date is $0.14 or greater (see Note 12).

         On December 16, 2002, the Company entered into securities purchase agreements with various investors, pursuant to which the Company sold an aggregate of 10,450,000 shares of its common stock for total proceeds of approximately $836,000, or $0.08 per share. The shares of common stock were issued by the Company on January 2, 2003 along with warrants issued in December 2002 to purchase 6,270,000 shares of common stock at an exercise price of $0.12 per share until December 2007. In connection with these agreements, finders fees of approximately $50,000 were paid in December 2002 and 627,000 warrants were issued during January 2003. The fair

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8.  SECURITIES PURCHASE AGREEMENTS (Continued)

         STOCK PURCHASE AGREEMENTS (Continued)

         value of all warrants issued under this agreement was estimated to be $368,000 (price per warrant ranging from $0.0485 to $0.0598 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 114%; a risk free interest rate of 3.1% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements.

         On December 23, 2002 the Company received an additional $40,000 from various investors representing 500,000 shares of common stock or $0.08 per share. These shares of common stock were issued during January 2003 along with warrants dated January 2003 to purchase 300,000 shares of common stock at an exercise price of $0.12 per share until January 2008. The fair value of all warrants issued under this agreement was estimated to be $16,000 (price per warrant $0.0528 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 114%; a risk free interest rate of 3.1% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements. In connection with this transaction the Company paid a finders fee of $2,400 during January 2003 and issued warrants to purchase 30,000 shares of common stock with an exercise price of $.12 for a period of five years.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8.  SECURITIES PURCHASE AGREEMENTS (Continued)

         SUBSEQUENT FINANCINGS - STOCK PURCHASE AGREEMENTS

         During January 2003, pursuant to a Stock Purchase Agreement with various investors, the Company issued 1,550,000 shares of common stock at a negotiated price of $0.08 per share, for a total purchase price of $124,000 along with warrants to purchase 930,000 shares of common stock at an exercise price of $0.12 per share until January 2008. In connection with this transaction the Company paid a finders fee of $7,440 during January 2003 and issued warrants to purchase 93,000 shares of common stock with an exercise price of $.12 for a period of five years.

         During March 2003, pursuant to a Stock Purchase Agreement with various investors, the Company issued 1,250,000 shares of common stock at a negotiated price of $0.08 per share, for a total purchase price of $100,000 along with warrants to purchase 750,000 shares of common stock at an exercise price of $0.12 per share through March 2007. In connection with this transaction the Company paid a finders fee of $6,000 during March 2003 and issued warrants to purchase 75,000 shares of common stock with an exercise price of $.12 for a period of five years.

NOTE 9.  COMMON STOCK SUBSCRIBED BUT NOT ISSUED

         Represents cash received during December 2002 pursuant to several private placements of securities with various investors ($876,000) for 10,950,000 shares of common stock at a negotiated price of $0.08 per share. These shares of common stock were issued during January 2003. In addition, 100,000 shares of common stock were issued during January 2003 pursuant to an employment agreement. The value of these shares on the date of issue was $7,900, which was recorded as compensation expense.

NOTE 10. COMMITMENTS AND CONTINGENCIES

         GENERAL

         POTENTIAL CLAIM FOR ROYALTIES

         The Company may be subject to claims from certain third parties for royalties due on sale of Product R. The Company has not as yet received any notice of claim from such parties.

         PRODUCT LIABILITY

         The Company is unaware of any claims or threatened claims since Product R was initially marketed in the 1940's; however, one study noted adverse reactions from highly concentrated doses in guinea pigs. Therefore, the Company could be subjected to claims for adverse reactions resulting from the use of Product R. In the event any claims for substantial amounts were successful, they could have a material adverse effect on the Company's financial condition and on the marketability of Product R. During November 2002, the Company secured $3,000,000 of product liability coverage at a cost of approximately $24,000 per annum. In addition, during October 2002, the Company secured $3,000,000 in liability coverage for each of the three clinical trials in Israel at a cost of approximately $16,000. There can be no assurance that the

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 10. COMMITMENTS AND CONTINGENCIES (Continued)

         GENERAL (Continued)

         PRODUCT LIABILITY

         Company will be able to secure additional insurance in adequate amounts or at reasonable premiums if it determined to do so. Should the Company be unable to secure additional product liability insurance, the risk of loss to the Company in the event of claims would be greatly increased and could have a material adverse effect on the Company.

         LACK OF PATENT PROTECTION

         The Company has 10 issued U.S. patents, two issued Australian patents and one granted China patent for the use of Product R. The Company currently has 10 patent applications pending with the U.S. Patent Office and 15 foreign patent applications. The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing a similar product. There can be no assurance that such patents, if obtained, will be enforceable.

         STATUS OF FDA FILINGS

         On July 30, 2001, the Company submitted an Investigational New Drug
         (IND) application to the United States Food and Drug Administration
         (FDA) to begin Phase I clinical trials of Product R as a topical treatment for genital warts caused by human papilloma virus (HPV) infection. In September 2001, the FDA cleared the Company's IND application for Product R to begin Phase I clinical trials. The Company has commenced these clinical trials. The Phase I initial trials are placebo controlled, open label, dose escalation safety studies in healthy volunteers. These studies are being conducted in the United States under the supervision of GloboMax, LLC. On April 12, 2002, the Company successfully completed Phase 1 trials. Phase 2 trials are pivotal clinical investigations designed to establish the efficacy and safety of Product R. Currently, the Company does not have sufficient funds available to pursue the Phase 2 clinical trials of Product R as a topical treatment for genital warts caused by HPV infection.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 10. COMMITMENTS AND CONTINGENCIES (Continued)

         STATUS OF ISRAEL CLINICAL TRIALS

         In June 2002 the Israeli Ministry of Health approved the testing of Product R in the following clinical trials using injectable Product R, which began during November 2002:

         o PHASE I/PHASE II STUDY IN CACHECTIC PATIENTS NEEDING SALVAGE THERAPY FOR AIDS. These patients have failed highly active anti-retroviral therapy (HAART), remain on HAART, and require salvage therapy. The Company believes that Product R may have three major beneficial effects in patients with AIDS:

            o First, its therapeutic effects on body wasting (cachexia) seen in patients with AIDS:

            o Second, the mitigation of the toxicity of drugs included in HAART regimens for the treatment of AIDS:

            o Third, the synergistic activity with drugs used in HAART regimens to suppress the replication of HIV and increase the CD4 and CD8 cell counts in patients with AIDS:

                 The Company believe that Product R may prove to be an important "enabler" drug in the treatment of AIDS.

         o PHASE I STUDY IN CACHECTIC PATIENTS WITH LEUKEMIA AND LYMPHOMA. Included are patients with acute lymphocytic leukemia, multiple Myeloma, Hodgkin's disease and non-Hodgkin's lymphoma.

         o PHASE I STUDY IN CACHECTIC PATIENTS WITH SOLID TUMORS. Included are patients with solid tumors such as colonic, lung, breast, stomach and kidney cancers.

         The Company's objective for the three Israeli trials is to determine the safety, tolerance and metabolic characteristics of Product R. Although there can be no assurances, the Company anticipate that the clinical trials in Israel will help facilitate the planned investigational new drug (IND) application process for injectable Product R with the FDA.

         In April 2001, the Company formalized a 12 month agreement with Selikoff Center in Israel to develop clinical trials in Israel using Product R. It is anticipated that these trials will support future FDA applications. As of December 31, 2002, the Company paid $242,000 for such research.

         In September 2002, the Company entered into a contract with EnviroGene LLC, an affiliate of the Selikoff Center, to conduct, evaluate and maintain the scientific quality for the 3 clinical studies listed above. Under the terms of this agreement, EnviroGene will (1) finalize all Israeli government and hospital approval documents, (2) complete and organize the 3 clinical trials including establishing a network of scientists to perform said study/trial and initiate recruitment

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 10. COMMITMENTS AND CONTINGENCIES (Continued)

         STATUS OF ISRAEL CLINICAL TRIALS (Continued)

         of patients and (3) perform the studies/trials and evaluate the results. Total costs incurred by EnviroGene LLC in connection with these clinical trials are expected to be $1,551,000, of which $625,000 has been paid through December 31, 2002.

         In the fourth quarter of 2002, the Company entered into various agreements supporting the clinical trials in Israel aggregating approximately $1,000,000 to be paid over a twelve-month period. These services include the monitoring and auditing of the clinical sites, hospital support and laboratory testing.

         In March 2003, the Company commenced discussions and began to draft protocols to expand the ongoing Israeli clinical trials of Product R for the treatment of AIDS patients (who have failed HAART and remain on HAART therapy) into late Phase II blinded, controlled clinical trials.

         On July 8, 2002, the Company extended an agreement with the Weizmann Institute of Science and Yeda its developmental arm in Israel, to conduct research on the effects of Product R on the immune system, especially on T lymphocytes. In addition, scientists will explore the effects of Product R in animal models. Under its provisions the study period is extended for another twelve months to July 7, 2003. Total costs incurred in connection with this research are expected to be $138,000, of which payments of $40,000 were made in July 2002 and November 2002.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 10. COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         HIRSCHMAN AGREEMENT (Continued)

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 10. COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         HIRSCHMAN AGREEMENT (Continued)

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

         OTHER EMPLOYEES

         In connection with the employment of its Chief Financial Officer, the Company granted Alan Gallantar options to purchase an aggregate of 4,547,880 shares of the Company's common stock. Such options have a term of ten years commencing October 1, 1999 through September 30, 2009 and have an exercise price of $0.24255 per share. These options are fully vested.

         The fair value of these options was estimated to be $376,126 ($0.0827 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 6% and an expected life of ten years. The Company has recognized the $376,126 fair value of the options as compensation costs on a pro-forma basis over a three year service period.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 10. COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         OTHER EMPLOYEES (Continued)

         In May 2002, the Company granted to certain of its employees options to purchase 274,000 shares of the Company's common stock. Such options have an exercise price of $0.17 per share, vest in 20% increments over a five-year period commencing January 2003 through January 2012. The fair value of the these options was estimated to be $43,922 ($0.1603 per option share) and based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 117%; a risk free interest rate of 4.38%; an expected life of approximately 10 years. The Company will recognize the fair value of the options as compensation costs on a pro-forma basis over approximately 10 years (the term of the options).

         OPTIONS GRANTED TO MEMBERS OF THE BOARD OF DIRECTORS AND ADVISORY
         BOARDS

         MEMBERS OF ADVISORY BOARDS

         In May 2002, the Company granted to members of its of the Scientific Advisory Board and Business Advisory Board options to purchase an aggregate of 2,250,000 shares of common stock at an exercise price of $0.12 per share, which options are exercisable 25% immediately, 25% on June 20, 2002, 25% on September 20, 2002 and 25% on December 20, 2002 through May 5, 2010. The fair value of the options was estimated to be $246,822 ($0.1097 per option) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 115%; a risk free) interest rate of 4.88% and an expected holding period of eight years. This amount was charged to compensation expense for options and warrants during the year ended December 31, 2002. The Business Advisory Board was dissolved during December 2002.

         In September 2002, the Company granted to Sidney Pestka, M.D., a member of the Scientific Advisory Board, options to purchase 250,000 shares of common stock at an exercise price of $0.14 per share, which options are exercisable 25% immediately, 25% on December 18, 2002, 25% on March 18, 2003 and 25% on June 18, 2003 through September 17, 2010. The fair value of the options was estimated to be $30,462 ($0.1218 per option) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 127%; a risk free interest rate of 4.38% and an expected holding period of eight years. This amount was charged to compensation expense for options and warrants during the year ended December 31, 2002.

         In December 2002, the Company granted to members of its Scientific Advisory Board options to purchase an additional 1,500,000 shares of common stock at an exercise price of $0.075 per share, which options are exercisable 25% on March 20, 2003, 25% on June 20, 2003, 25% on September 20, 2003 and 25% on December 20, 2003 through December 20, 2010. The fair value of the options was estimated to be $109,393 ($0.0729 per option) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 10. COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         OPTIONS GRANTED TO MEMBERS OF THE BOARD OF DIRECTORS AND ADVISORY BOARDS (Continued)

         assumptions: expected volatility of 114%; a risk free interest rate of 4.14% and an expected holding period of eight years. This amount was charged to compensation expense for options and warrants during the year ended December 31, 2002.

         BOARD OF DIRECTORS

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

         In June 2002, the Company granted to Roy S. Walzer, upon his becoming a member of the Board of Directors and member of various committees of the Board, options to purchase 528,800 shares of common stock at an exercise price of $0.295 per share, which options are exercisable 25% immediately, 25% on September 10, 2002, 25% on December 10, 2002 and 25% on March 10, 2003 through June 9, 2010. The fair value of the these options was estimated to be $140,608 ($0.2659 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 115%; a risk free interest rate of 4.88% and an expected life of eight years. The Company will recognize the fair value of the options as compensation costs on a pro-forma basis over an eight year period (the term of the options).

         In July 2002, the Company granted to Paul Bishop, upon his becoming a member of the Board of Directors, options to purchase 238,356 shares of common stock at an exercise price of $0.17 per share,) which options are exercisable 25% immediately, 25% on October 29, 2002, 25% on January 29, 2003 and 25% on April 29, 2003 through July 28, 2010. The fair value of the these options was estimated to be $38,509 ($0.1616 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 133%; a risk free interest rate of 4.38% and an expected life of eight years. The Company will recognize the fair value of the options as compensation costs on a pro-forma basis over an eight year period (the term of the options).

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 10. COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         OPTIONS GRANTED TO MEMBERS OF THE BOARD OF DIRECTORS AND ADVISORY BOARDS (Continued)

         In September 2002, the Company granted to Richard Kent, upon his becoming a member of the Board of Directors, and member of various committees of the Board, options to purchase 241,096 shares of common stock at an exercise price of $0.14 per share, which options are exercisable 25% immediately, 25% on December 24, 2002, 25% on March 24, 2003 and 25% on June 24, 2003 through September 23, 2010. The fair value of the these options was estimated to be $29,377 ($0.1218 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 127%; a risk free interest rate of 4.38% and an expected life of eight years. The Company will recognize the fair value of the options as compensation costs on a pro-forma basis over an eight year period (the term of the options).

         In December 2002, the Company granted an aggregate of 10,600,000 options to purchase shares of the Company's Common stock to certain Members of the Board of Directors and various committees of the Board of Directors. The exercise price was $0.075 per share are exercisable 25% on March 20, 2003, 25% on June 20, 2003, 25% on September 20, 2003
         and 25% on December 20, 2003 through December 20, 2010. The fair value of the options was estimated to be $773,042 ($0.0729 per option) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 114%; a risk free interest rate of 4.14% and an expected holding period of eight years. The Company will recognize the fair value of the options as compensation costs on a pro forma basis over an eight-year period (the term of the options).

         Financial reporting of options granted to the Board of Directors, Hirschman, Gallantar and other employees has been prepared pursuant to the Company's policy of following APB No. 25, and related interpretations, in accounting for its employee stock options. Accordingly, the following pro forma financial information is presented to reflect amortization of the fair value of the options.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 10. COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         OPTIONS GRANTED TO MEMBERS OF THE BOARD OF DIRECTORS AND ADVISORY BOARDS (Continued)



                                                                    YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------
                                                            2002               2001               2000
                                                       ------------       ------------       ------------
         Net loss as reported                          $(10,342,335)      $(11,715,568)      $ (9,354,664)
         Deduct: total stock-based
            compensation expense determined
            under fair value based method for all
            awards, net of related tax effects           (2,016,132)        (2,374,643)        (1,799,827)
                                                       ------------       ------------       ------------
         Pro forma net loss                            $(12,358,467)      $(14,090,211)      $(11,154,491)
                                                       ============       ============       ============
         Earnings per share - basic and diluted:
            As reported                                $      (0.02)      $      (0.03)      $      (0.03)
                                                       ============       ============       ============
            Pro forma                                  $      (0.03)      $      (0.04)      $      (0.03)
                                                       ============       ============       ============

         There were no other options outstanding that would require pro forma presentation.

         On November 4, 2002, Paul Bishop resigned from the Company's Board of Directors. Under the terms of his option agreement he is entitled to exercise options to purchase 119,178 shares of the Company's common stock until November 3, 2005.

         On November 4, 2002, James F. Dicke, II resigned from the Company's Board of Directors. Under the terms of his option agreement, he is entitled to exercise options to purchase 600,000 shares of the Company's common stock until November 3, 2005.

         On November 6, 2002, Jozef Straus resigned from the Company's Business Advisory Board. Under the terms of his option agreement he is entitled to exercise options to purchase 187,500 shares of the Company's common stock until November 5, 2005.

         During February 2003, Richard S. Kent resigned from the Company's Board of Directors. Under the terms of his option agreements he is entitled to exercise options to purchase 394,437 shares of the Company's common stock until February 2006.

         GLOBOMAX AGREEMENT

         On January 18, 1999, the Company entered into a consulting agreement with Globomax LLC to provide services at hourly rates established by the contract to the Company's Investigational New Drug application submission and to perform all work that is necessary to obtain FDA approval. In addition, GloboMax and its subcontractors are assisting the Company in conducting Phase I clinical trials for Product R. The contract was extended by mutual consent of both parties. The Company has paid approximately $5,031,000 for services rendered and reimbursement of expenses by GloboMax and its subcontractors through December 31, 2002.

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

         In May 2002, the Company entered into an agreement with Harbor View Group, Inc., which terminated all consulting agreements with Harbor View Group, Inc. as of December 31, 2001. In consideration for consulting services provided by Harbor View to the Company from January 2002 to May 2002, the Company granted to Harbor View warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.18 per share. The warrants are exercisable in whole or in part at any time and from time to time prior to May 30, 2008. The fair value of the warrants was estimated to be $190,757 ($0.1908 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 117%; a risk free interest rate of 4.38% and an expected holding period of six years. This amount was charged to compensation expense for options and warrants during the year ended December 31, 2002.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 10. COMMITMENTS AND CONTINGENCIES (Continued)

         CONSTRUCTION COMMITMENT

         In November 1999, the Company entered into an agreement with an unaffiliated third party to construct leasehold improvements at an approximate cost of $380,000 for research and development purposes at the Company's Yonkers, New York facilities which has been completed as of June 30, 2001. In October 2000, the Company entered into another agreement with the unaffiliated third party to construct additional leasehold improvements at an approximate cost of $325,000 for research and development purposes at the Company's Yonkers, New York facilities, of which the entire amount has been incurred as of December 31, 2001. During 2002, additional costs were incurred to complete leasehold improvements for research and development purposes of approximately $222,000, which has not been paid at December 31, 2002.

         SOFTWARE ACQUISITION

         During 2001, the Company contracted with a software vendor at a cost of approximately $500,000 to acquire and install an SAP system for accounting, administrative and production control. As of December 31, 2001, the entire cost was incurred and was capitalized as an additional element of cost of the computer equipment.

         LEASES

         CAPITAL LEASES

         During 1998, the Company entered into a purchase lease agreement for equipment totaling $222,318. The lease calls for monthly payments of $4,529 for 60 months commencing on September 1998 and expiring on July 2003. During 1999, the Company entered into a purchase lease agreement for equipment totaling $38,645. The lease calls for monthly payments of $965 for 48 months commencing in August 1999 and expiring in July 2003. During 2000, the Company entered into a purchase lease agreement for equipment totaling $13,197. The lease calls for monthly payments of $447 for 36 months commencing in January 2001 and expiring in December 2003. During 2002, the Company entered into a purchase lease agreement for equipment totaling $146,672. The lease calls for monthly payments of $5,903 for 24 months commencing in February 2002 and expiring in January 2004.

         Future minimum capital lease payments and the net present value of the future minimum lease payments at December 31, 2002 are as follows:

              Year ending December 31:
                 2003                                              $ 108,764
                 2004                                                  5,903
                                                                   ---------
              Total minimum lease payments                           114,667
              Less amount representing interest                        4,114
                                                                   ---------
              Net present value of future minimum lease payments     110,553
              Less current maturities                                104,719
                                                                   ---------
                                                                   $   5,834
                                                                   =========

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

         The Company leased an automobile in November 1999 for 39 months at $711 per month expiring in January 2003. The Company entered into a new 39 month lease for $716 per month, starting in February 2003 and expiring in April 2006.

         Total lease expense for the years ended December 31, 2002, 2001 and 2000 amounted to $298,763, $263,609 and $296,064, respectively.

         Future minimum lease commitments as of December 31, 2002 are as follows:

         Year ending December 31:
            2003                                    $ 299,000
            2004                                      299,000
            2005                                      105,000
                                                    ---------
              Total                                 $ 703,000
                                                    =========


NOTE 11. SEVERANCE AGREEMENTS

         On December 3, 2001, William Bregman, Bernard Friedland and Louis Silver resigned as officers and directors of the Company upon the terms and conditions of separate severance agreements. The resignations were not due to any disagreement with the Company or any matter relating to the Company's operations, policies or practices.

         In connection with their resignation, the Company paid $150,000 to each of Messrs. Bregman and Friedland and $2,500 to Mr. Silver. In connection with the severance agreements, the Company obtained a loan in the amount of $200,000 from the Company's Chief Financial Officer, as evidenced by a demand promissory note. The note was repaid on December 17, 2001.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 12. LITIGATION

         In December 2002 the Company filed suit in the Circuit Court of the 11th Judicial Circuit of Florida charging that certain investors "misrepresented their intentions in investing in the Company" and "engaged in a series of manipulative activities to depress the price of Advanced Viral stock." The Company alleges that the defendants sought to "guarantee they would be issued significantly more shares of ADVR common stock" as a result of warrant repricing provisions of a September 2002 financing agreement. The Company is seeking a judgment for damages, interest and costs.

         The complaint names SDS Merchant Fund, L.P., a Delaware limited partnership; Alpha Capital, A.G., located in Vaduz, Lichtenstein; Knight Securities, L.P., a limited partnership conducting securities business in Florida; Stonestreet Limited Partnership located in Canada; and Bristol Investment Fund, LTD., whose principal place of business is in Grand Cayman, Cayman Islands, among others. The complaint claims that the "defendants have each, at times acting individually, and at times acting in concert with at least one or more of each other," engaged in practices that violate sections of the Florida Securities and Investor Protection Act.

         Also named as a plaintiff in the case is William B. Bregman, a resident of Miami-Dade County, Florida, and one of the largest shareholders of the Company. The complaint alleges that Mr. Bregman suffered losses of approximately $3.9 million as a result of the stock manipulation scheme.

         The suit is related to an agreement, announced September 9, 2002, pursuant to which the Company issued and sold to certain investors 21,500,000 shares of its common stock for total gross proceeds of $3,010,000, or $.14 per share. The Company also issued warrants to purchase an aggregate of 16,125,002 shares of the Company's common stock, which were covered by provisions that allowed for an adjustment of the warrant exercise price. The complaint charges the defendants with manipulating the share price to take favorable advantage of these warrant pricing provisions.

         Following the initiation of the Company's lawsuit in Florida, three of the purchasers in the September financing (Alpha Capital, A.G., Bristol Investment Fund, Ltd. and Stonestreet Limited Partnership (the "Alpha Plaintiffs") filed separate lawsuits in the U.S. District Court for the Southern District of New York. The suits sought a preliminary injunction and other relief for breach of contract. The District Court entered an order on February 11, 2003 upon a motion of the Alpha Plaintiffs, that required that (i) the Company deliver to the Alpha Plaintiffs the shares of Company common stock issuable upon exercise of the warrants; (ii) the Alpha Plaintiffs post a bond of either $100,000 or the market value of the warrant shares, whichever is higher for each group of warrants as of the first and second determination dates; and
         (iii) all the proceeds from the sale of the warrant shares be placed in escrow pending final resolution of the litigation. Within ten days of the entry of the order, the Company moved to alter/amend the judgment and/or reconsideration of the Court's order requesting relief from the Court's order. The Court denied this motion and ordered the Company to immediately deliver the warrant shares to the Alpha Plaintiffs upon their payment of the exercise price and posting of a bond, without further delay and no later than April 8, 2003. The Company has appealed the order denying the motion for reconsideration. The Company continues to consider and pursue all of its options relating to the litigation, including resolution through settlement.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 13. STOCKHOLDERS' EQUITY

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

         During 2002, Company issued 52,227,127 shares of common stock for an aggregate consideration of $6,529,608. The amounts were comprised of the issuance of 50,018,491 shares of common stock for cash of $6,229,608 and issuance of 2,208,636 shares of common stock upon conversion of $300,000 of convertible debentures.

NOTE 14. INCOME TAXES

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 is an asset and liability approach for computing deferred income taxes.

         As of December 31, 2002 and 2001, the Company had net operating loss carryforwards for Federal income tax reporting purposes amounting to approximately $40,100,000 and $31,000,000, which expire in varying amounts to 2021.

         The Company presently has temporary differences between financial reporting and income tax reporting relating to the amortization of warrant costs, compensation expense for the extension of options, depreciation and patent costs.

         The components of the deferred tax asset as of December 31, 2002 and 2001 were as follows:

                                                               2002             2001
                                                          -----------      -----------
         Benefit of net operating loss carryforwards      $13,634,000      $11,730,000
         Less valuation allowance                          13,634,000       11,730,000
                                                          -----------      -----------
         Net deferred tax asset                           $        --      $        --
                                                          ===========      ===========


         As of December 31, 2002 and 2001, sufficient uncertainty exists regarding the realizability of these operating loss carryforwards and, accordingly, a 100% valuation allowance has been established regarding these deferred tax assets.

         In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater than 50% of a corporation within a three year period will place an annual limitation on the corporation's ability to utilize its existing tax benefit carryforwards. The Company's utilization of its tax benefit carryforwards may be further restricted in the event of future changes in the ownership of the Company from the exercise of options and warrants or other future issuances of common stock.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 15. DISCONTINUED OPERATIONS

         SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale to be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. See Note 1 and Note 5 for more detail regarding the planed sale of LTD and classification as held for sale during 2002. The following table details the amounts reclassified to discontinued operations:

                                                                                                  INCEPTION
                                                                                                (FEBRUARY 20,
                                                             YEAR ENDED DECEMBER 31,               1984) TO
                                             ----------------------------------------------       DECEMBER 31,
                                                2002              2001              2000              2002
                                            -----------       -----------       -----------       -----------
         Revenues                           $        --       $        --       $        --       $        --
                                            -----------       -----------       -----------       -----------
         Costs and Expenses:
            General and administrative          181,348           238,311           207,941         1,310,350
            Depreciation                         20,062            21,048            16,165           271,498
                                            -----------       -----------       -----------       -----------
                                                201,410           259,359           224,106         1,581,848
                                            -----------       -----------       -----------       -----------
         Loss from Operations                  (201,410)         (259,359)         (224,106)       (1,581,848)
         Other Income                               256               245               245             4,655
                                            -----------       -----------       -----------       -----------
            Discontinued operations         $  (201,154)      $  (259,114)      $  (223,861)      $(1,577,193)
                                            ===========       ===========       ===========       ===========


NOTE 16. 401(K) PLAN

         In December 1999, the Company adopted a 401(k) plan that allows eligible employees to contribute up to 20% of their salary, subject to annual limits imposed by the Internal Revenue Service. The Company matches 50% of the first 6% of the employee contributions in common stock and may, at its discretion, make additional contributions based upon earnings. In March 2001, the Company funded the 401(k) plan with $23,757 to enable the 401(k) plan to purchase shares of common stock on the open market to contribute to the 401(k) plan for the employer match for the year ended December 31, 2001. At December 31, 2002 the Company accrued $40,675 to fund the 401k plan representing the Company's match for the plan year 2002. The Company intends to purchase common stock in the open market at prevailing market prices to satisfy its 2002 matching contribution obligations. In March 2003, the Company amended the terms of the Company's 401(k) plan to terminate the obligation to make matching contributions.