Form 10-Q
period 2003-03-31
ADVANCED VIRAL RESEARCH CORP
filed 2003-05-15
CIK 786623

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ____________.

                        Commission File Number: 33-2262-A

                          ADVANCED VIRAL RESEARCH CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                   59-2646820
    ------------------------------                  ----------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                  Identification Number)

   200 CORPORATE BOULEVARD SOUTH, YONKERS, NEW YORK                  10701
   ------------------------------------------------               ----------
        Address of principal executive offices)                    Zip Code

                                 (914) 376-7383
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [ ] Yes [X] No

         The number of shares outstanding of the issuer's common stock, par value $0.00001 per share as of May 14, 2003 was 474,042,609.

                          ADVANCED VIRAL RESEARCH CORP.

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003


                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION (UNAUDITED).......................................................................1
   Item 1.    Financial Statements (Unaudited)....................................................................1
   Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..............36
   Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........................................46
   Item 4.    Controls And Procedures............................................................................46

PART II.  OTHER INFORMATION......................................................................................46
   Item 1.    Legal Proceedings..................................................................................46
   Item 2.    Changes in Securities and Use of Proceeds..........................................................47
   Item 3.    Defaults upon Senior Securities....................................................................47
   Item 4.    Submission of Matters to Vote of Security Holders..................................................47
   Item 5.    Other Information..................................................................................48
   Item 6.    Exhibits and Reports on Form 8-K...................................................................48

SIGNATURES.......................................................................................................49

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.........................................50



                    PART I. FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS



                                                                    March 31,       December 31,
                                                                      2003              2002
                                                                 ------------       ------------
                                                                  (Unaudited)         (Audited)
                                ASSETS
Current Assets:
   Cash and cash equivalents                                     $    511,121       $  1,475,755
   Prepaid insurance                                                  104,837             86,368
   Assets held for sale                                               162,539            172,601
   Other current assets                                                68,837             35,527
                                                                 ------------       ------------
         Total current assets                                         847,334          1,770,251

Property and Equipment, Net                                         2,006,377          2,244,118

Other Assets                                                        1,011,067            931,660
                                                                 ------------       ------------
         Total assets                                            $  3,864,778       $  4,946,029
                                                                 ============       ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Litigation settlement                                         $  1,098,812       $         --
   Accounts payable                                                   711,047            417,061
   Accrued liabilities                                                177,913            137,646
   Current portion of capital lease obligation                         71,245            104,719
   Current portion of note payable                                     23,451             25,165
                                                                 ------------       ------------
         Total current liabilities                                  2,082,468            684,591
                                                                 ------------       ------------

Long-Term Debt:
   Convertible debenture, net                                       1,184,765          1,658,231
   Capital lease obligation                                                --              5,834
   Note payable                                                            --              4,879
                                                                 ------------       ------------
        Total long-term debt                                        1,184,765          1,668,944
                                                                 ------------       ------------

Common Stock Subscribed but not Issued                                     --            883,900
                                                                 ------------       ------------

Commitments, Contingencies and Subsequent Events                           --                 --
                                                                 ------------       ------------

Stockholders' Equity:
   Common stock; 1,000,000,000 shares of $.00001 par value
      authorized, 474,042,609 and 455,523,990 shares issued
       and outstanding                                                  4,740              4,555
   Additional paid-in capital                                      56,130,347         57,530,605
   Deficit accumulated during the development stage               (52,887,259)       (51,137,805)
   Discount on warrants                                            (2,650,283)        (4,688,761)
                                                                 ------------       ------------
         Total stockholders' equity                                   597,545          1,708,594
                                                                 ------------       ------------
         Total liabilities and stockholders' equity              $  3,864,778       $  4,946,029
                                                                 ============       ============


                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                        Inception
                                                     Three Months Ended               (February 20,
                                                         March 31,                      1984) to
                                             --------------------------------           March 31,
                                                   2003                2002              2003
                                             -------------       -------------       -------------
Revenues                                     $          --       $          --       $     231,892
                                             -------------       -------------       -------------

Costs and Expenses:
   Research and development                        457,910           1,661,173          18,773,326
   General and administrative                      863,202             691,071          18,457,679
   Compensation and other expense for
      options and warrants                              --                  --           3,558,872
   Depreciation                                    237,740             228,097           2,404,929
                                             -------------       -------------       -------------
                                                 1,558,852           2,580,341          43,194,806
                                             -------------       -------------       -------------

Loss from Operations                            (1,558,852)         (2,580,341)        (42,962,914)
                                             -------------       -------------       -------------

Other Income (Expense):
   Interest income                                   6,189               2,071             907,624
   Other income                                         --                  --             120,093
   Interest expense                               (187,139)           (252,802)         (9,062,717)
   Severance expense - former directors                 --                  --            (302,500)
                                             -------------       -------------       -------------
                                                  (180,950)           (250,731)         (8,337,500)
                                             -------------       -------------       -------------

Loss from Continuing Operations                 (1,739,802)         (2,831,072)        (51,300,414)
Loss from Discontinued Operations                   (9,652)            (42,436)         (1,586,845)
                                             -------------       -------------       -------------

Net Loss                                     $  (1,749,454)      $  (2,873,508)      $ (52,887,259)
                                             =============       =============       =============

Net Loss Per Common Share
   Basic and Diluted:
      Continuing operations                  $       (0.00)      $       (0.01)
      Discontinued operations                        (0.00)              (0.00)
                                             -------------       -------------
      Net loss                               $       (0.00)      $       (0.01)
                                             =============       =============

Weighted Average Number of
   Common Shares Outstanding                   469,468,368         406,815,381
                                             =============       =============



                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2003



                                                                         Common Stock                                Deficit
                                                                --------------------------------                   Accumulated
                                                                Amount                               Additional    during the
                                                                 Per                                  Paid-In      Development
                                                                Share     Shares        Amount        Capital         Stage
                                                                -----   -----------   -----------    -----------    -----------

Balance, inception (February 20, 1984) as previously reported                    --   $     1,000    $        --    $    (1,000)

Adjustment for pooling of interests                                              --        (1,000)         1,000             --
                                                                        -----------   -----------    -----------    -----------

Balance, inception, as restated                                                  --            --          1,000         (1,000)

Net loss, period ended December 31, 1984                                         --            --             --        (17,809)
                                                                        -----------   -----------    -----------    -----------

Balance, December 31, 1984                                                       --            --          1,000        (18,809)

Issuance of common stock for cash                               $0.00   113,846,154         1,138            170             --
Net loss, year ended December 31, 1985                                           --            --             --        (25,459)
                                                                        -----------   -----------    -----------    -----------

Balance, December 31, 1985                                              113,846,154         1,138          1,170        (44,268)

Issuance of common stock - public offering                       0.01    40,000,000           400        399,600             --
Issuance of underwriter's warrants                                               --            --            100             --
Expenses of public offering                                                      --            --       (117,923)            --
Issuance of common stock, exercise of "A" warrants               0.03       819,860             9         24,587             --
Net loss, year ended December 31, 1986                                           --            --             --       (159,674)
                                                                        -----------   -----------    -----------    -----------

Balance, December 31, 1986                                              154,666,014         1,547        307,534       (203,942)
                                                                        -----------   -----------    -----------    -----------




                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2003



                                                                Common Stock                                  Deficit
                                                       -------------------------------                       Accumulated
                                                       Amount                              Additional        during the
                                                         Per                                 Paid-In         Development
                                                        Share      Shares        Amount      Capital            Stage
                                                       -----     -----------     ------     -----------      -----------

Balance, December 31, 1986                                       154,666,014     $1,547     $   307,534      $  (203,942)

Issuance of common stock, exercise of "A" warrants     $0.03      38,622,618        386       1,158,321               --
Expenses of stock issuance                                                --         --         (11,357)              --
Acquisition of subsidiary for cash                                        --         --         (46,000)              --
Cancellation of debt due to stockholders                                  --         --          86,565               --
Net loss, year ended December 31, 1987                                    --         --              --         (258,663)
                                                                 -----------     ------     -----------      -----------

Balance, December 31, 1987                                       193,288,632      1,933       1,495,063         (462,605)

Net loss, year ended December 31, 1988                                    --         --              --         (199,690)
                                                                 -----------     ------     -----------      -----------

Balance, December 31, 1988                                       193,288,632      1,933       1,495,063         (662,295)

Net loss, year ended December 31, 1989                                    --         --              --         (270,753)
                                                                 -----------     ------     -----------      -----------

Balance, December 31, 1989                                       193,288,632      1,933       1,495,063         (933,048)

Issuance of common stock, expiration of redemption
   offer on "B" warrants                                0.05       6,729,850         67         336,475               --
Issuance of common stock, exercise of "B" warrants      0.05         268,500          3          13,422               --
Issuance of common stock, exercise of "C" warrants      0.08          12,900         --           1,032               --
Net loss, year ended December 31, 1990                                    --         --              --         (267,867)
                                                                 -----------     ------     -----------      -----------

Balance, December 31, 1990                                       200,299,882      2,003       1,845,992       (1,200,915)
                                                                 -----------     ------     -----------      -----------




                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2003



                                                                          Common Stock                            Deficit
                                                               ----------------------------------                 Accumulated
                                                               Amount                                 Additional   during the
                                                                Per                                    Paid-In    Development
                                                               Share         Shares        Amount      Capital       Stage
                                                              ---------     -----------    ------    ----------    -----------
Balance, December 31, 1990                                                  200,299,882    $2,003    $1,845,992    $(1,200,915)

Issuance of common stock, exercise of "B" warrants            $    0.05          11,400        --           420             --
Issuance of common stock, exercise of "C" warrants                 0.08           2,500        --           200             --
Issuance of common stock, exercise of underwriter warrants         0.12       3,760,000        38        45,083             --
Net loss, year ended December 31, 1991                                               --        --            --       (249,871)
                                                                            -----------    ------    ----------    -----------

Balance, December 31, 1991                                                  204,073,782     2,041     1,891,695     (1,450,786)

Issuance of common stock, for testing                              0.04      10,000,000       100       404,900             --
Issuance of common stock, for consulting services                  0.06         500,000         5        27,495             --
Issuance of common stock, exercise of "B" warrants                 0.05       7,458,989        75       372,875             --
Issuance of common stock, exercise of "C" warrants                 0.08       5,244,220        52       419,487             --
Expenses of stock issuance                                                                               (7,792)
Net loss, year ended December 31, 1992                                               --        --            --       (839,981)
                                                                            -----------    ------    ----------    -----------

Balance, December 31, 1992                                                  227,276,991     2,273     3,108,660     (2,290,767)

Issuance of common stock, for consulting services                  0.06         500,000         5        27,495             --
Issuance of common stock, for consulting services                  0.03       3,500,000        35       104,965             --
Issuance of common stock, for testing                              0.04       5,000,000        50       174,950             --
Net loss, year ended December 31, 1993                                               --        --            --       (563,309)
                                                                            -----------    ------    ----------    -----------

Balance, December 31, 1993                                                  236,276,991     2,363     3,416,070     (2,854,076)
                                                                            -----------    ------    ----------    -----------

                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2003



                                                               Common Stock                                  Deficit
                                                               ------------                                 Accumulated    Deferred
                                                   Amount                        Additional                 during the     Compen-
                                                     Per                           Paid-In    Subscription  Development     sation
                                                    Share     Shares      Amount   Capital     Receivable     Stage         Cost
                                                  -------  -----------   ------   ----------   ---------   -----------    --------
Balance, December 31, 1993                                  236,276,991   $2,363   $3,416,070      $  --    $(2,854,076)    $  --

Issuance of common stock, for consulting services   $0.05     4,750,000       47      237,453         --             --        --
Issuance of common stock, exercise of options        0.08       400,000        4       31,996         --             --        --
Issuance of common stock, exercise of options        0.10       190,000        2       18,998         --             --        --
Net loss, year ended December 31, 1994                               --       --           --         --       (440,837)       --
                                                            -----------   ------   ----------      -----    -----------     -----

Balance, December 31, 1994                                  241,616,991    2,416    3,704,517         --     (3,294,913)       --
                                                                                                                            -----
Issuance of common stock, exercise of options        0.05     3,333,333       33      166,633         --             --        --
Issuance of common stock, exercise of options        0.08     2,092,850       21      167,407         --             --        --
Issuance of common stock, exercise of options        0.10     2,688,600       27      268,833         --             --        --
Issuance of common stock, for consulting services    0.11     1,150,000       12      126,488         --             --        --
Issuance of common stock, for consulting services    0.14       300,000        3       41,997         --             --        --
Net loss, year ended December 31, 1995                               --       --           --         --       (401,884)       --
                                                            -----------   ------   ----------      -----    -----------     -----

Balance, December 31, 1995                                  251,181,774    2,512    4,475,875         --     (3,696,797)       --
                                                            -----------   ------   ----------      -----    -----------     -----


                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2003



                                            Common Stock                                                Deficit
                             ------------------------------------------                               Accumulated
                                 Amount                                    Additional                  during the     Deferred
                                   Per                                       Paid-In   Subscription    Development   Compensation
                                  Share           Shares         Amount     Capital     Receivable        Stage         Cost
                             ---------------   ------------   ----------   ----------   -----------    -----------    ---------
Balance, December 31, 1995                      251,181,774   $    2,512   $4,475,875   $        --    $(3,696,797)   $      --

Issuance of common stock,
  exercise of options        $          0.05      3,333,334           33      166,634            --             --           --
Issuance of common stock,
  exercise of options                   0.08      1,158,850           12       92,696            --             --           --
Issuance of common stock,
  exercise of options                   0.10      7,163,600           72      716,288            --             --           --
Issuance of common stock,
  exercise of options                   0.11        170,000            2       18,698            --             --           --
Issuance of common stock,
  exercise of options                   0.12      1,300,000           13      155,987            --             --           --
Issuance of common stock,
  exercise of options                   0.18      1,400,000           14      251,986            --             --           --
Issuance of common stock,
  exercise of options                   0.19        500,000            5       94,995            --             --           --
Issuance of common stock,
  exercise of options                   0.20        473,500            5       94,695            --             --           --
Issuance of common stock,
  for services rendered                 0.50        350,000            3      174,997            --             --           --
Options granted                                          --           --      760,500            --             --     (473,159)
Subscription receivable                                  --           --           --       (19,000)            --           --
Net loss, year ended
  December 31, 1996                                      --           --           --            --     (1,154,740)          --
                                               ------------   ----------   ----------   -----------    -----------    ---------

Balance, December 31, 1996                      267,031,058        2,671    7,003,351       (19,000)    (4,851,537)    (473,159)
                                               ------------   ----------   ----------   -----------    -----------    ---------


                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2003


                                              Common Stock                                             Deficit
                                     -------------------------------                                 Accumulated
                                      Amount                            Additional                    during the    Deferred
                                       Per                               Paid-In     Subscription    Development   Compensation
                                      Share      Shares       Amount     Capital      Receivable        Stage          Cost
                                     ------    -----------    ------    -----------  ------------   -----------     ---------
Balance, December 31, 1996                     267,031,058    $2,671    $ 7,003,351    $(19,000)    $(4,851,537)    $(473,159)

Issuance of common stock,
  exercise of options                $ 0.08      3,333,333        33        247,633          --              --            --
Issuance of common stock,
  conversion of debt                   0.20      1,648,352        16        329,984          --              --            --
Issuance of common stock,
  conversion of debt                   0.15        894,526         9        133,991          --              --            --
Issuance of common stock,
  conversion of debt                   0.12      2,323,580        23        269,977          --              --            --
Issuance of common stock,
  conversion of debt                   0.15      1,809,524        18        265,982          --              --            --
Issuance of common stock,
  conversion of debt                   0.16        772,201         8        119,992          --              --            --
Issuance of common stock,
  for services rendered                0.41         50,000        --         20,500          --              --            --
Issuance of common stock,
  for services rendered                0.24        100,000         1         23,999          --              --            --
Beneficial conversion feature,
  February debenture                                    --        --        413,793          --              --            --
Beneficial conversion feature,
  October debenture                                     --        --      1,350,000          --              --            --
Warrant costs, February debenture                       --        --         37,242          --              --            --
Warrant costs, October debenture                        --        --        291,555          --              --            --
Amortization of deferred
  compensation cost                                     --        --             --          --              --       399,322
Imputed interest on convertible
  debenture                                             --        --          4,768          --              --            --
Net loss, year ended
  December 31, 1997                                     --        --             --          --      (4,141,729)           --
                                               -----------    ------    -----------    --------     -----------     ---------

Balance, December 31, 1997                     277,962,574     2,779     10,512,767     (19,000)     (8,993,266)      (73,837)
                                               -----------    ------    -----------    --------     -----------     ---------



                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2003



                                                     Common Stock                                       Deficit
                                           ----------------------------                                Accumulated
                                           Amount                          Additional                  during the      Deferred
                                            Per                             Paid-In     Subscription   Development    Compensation
                                           Share     Shares      Amount     Capital      Receivable      Stage          Cost
                                           -----   -----------   ------   ------------  ------------  ------------    ------------
Balance, December 31, 1997                         277,962,574   $2,779   $ 10,512,767    $(19,000)   $ (8,993,266)   $(73,837)

Issuance of common stock,
exercise of options                        $0.12       295,000        3         35,397          --              --          --
Issuance of common stock,
exercise of options                         0.14       500,000        5         69,995          --              --          --
Issuance of common stock,
exercise of options                         0.16       450,000        5         71,995          --              --          --
Issuance of common stock,
exercise of options                         0.20        10,000       --          2,000          --              --          --
Issuance of common stock,
exercise of options                         0.26       300,000        3         77,997          --              --          --
Issuance of common stock,
conversion of debt                          0.13     1,017,011       10        132,990          --              --          --
Issuance of common stock,
conversion of debt                          0.14     2,512,887       25        341,225          --              --          --
Issuance of common stock,
conversion of debt                          0.15     5,114,218       51        749,949          --              --          --
Issuance of common stock,
conversion of debt                          0.18     1,491,485       15        274,985          --              --          --
Issuance of common stock,
conversion of debt                          0.19     3,299,979       33        619,967          --              --          --
Issuance of common stock,
conversion of debt                          0.22     1,498,884       15        335,735          --              --          --
Issuance of common stock,
conversion of debt                          0.23     1,870,869       19        424,981          --              --          --
Issuance of common stock,
for services rendered                       0.21       100,000        1         20,999          --              --          --
Beneficial conversion feature,
November debenture                                          --       --        625,000          --              --          --
Warrant costs, November debenture                           --       --         48,094          --              --          --
Amortization of deferred compensation cost                  --       --             --          --              --      59,068
Write off of subscription receivable                        --       --        (19,000)     19,000              --          --
Net loss, year ended December 31, 1998                      --       --             --          --      (4,557,710)         --
                                                   -----------   ------   ------------    --------    ------------    --------

Balance, December 31, 1998                         296,422,907    2,964     14,325,076          --     (13,550,976)    (14,769)
                                                   -----------   ------   ------------    --------    ------------    --------



                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2003



                                                    Common Stock                        Deficit
                                         -----------------------------                 Accumulated
                                         Amount                         Additional     during the     Deferred     Discount
                                           Per                            Paid-In      Development  Compensation      on
                                          Share      Shares     Amount    Capital          Stage         Cost       Warrants
                                         ------   -----------   ------   -----------   ------------    --------    ---------
Balance, December 31, 1998                        296,422,907   $2,964   $14,325,076   $(13,550,976)   $(14,769)   $      --

Issuance of common stock,
  securities purchase agreement          $ 0.16     4,917,276       49       802,451             --          --           --
Issuance of common stock,
  securities purchase agreement            0.27     1,851,852       18       499,982             --          --           --
Issuance of common stock,
  for services rendered                    0.22       100,000        1        21,999             --          --           --
Issuance of common stock,
  for services rendered                    0.25       180,000        2        44,998             --          --           --
Beneficial conversion feature,
  August debenture                                         --       --       687,500             --          --           --
Beneficial conversion feature,
  December debenture                                       --       --       357,143             --          --           --
Warrant costs, securities
  purchase agreement                                       --       --       494,138             --          --     (494,138)
Warrant costs, securities
  purchase agreement                                       --       --        37,025             --          --      (37,025)
Warrant costs, August debenture                            --       --        52,592             --          --           --
Warrant costs, December debenture                          --       --         4,285             --          --           --
Amortization of warrant costs,
  securities purchase agreement                            --       --            --             --          --      102,674
Amortization of deferred
  compensation cost                                        --       --            --             --      14,769           --
Credit arising from modification
  of option terms                                          --       --       210,144             --          --           --
Net loss, year ended December 31, 1999                     --       --            --     (6,174,262)         --           --
                                                  -----------   ------   -----------   ------------    --------    ---------

Balance, December 31, 1999                        303,472,035    3,034    17,537,333    (19,725,238)         --     (428,489)
                                                  -----------   ------   -----------   ------------    --------    ---------



                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2003




                                                   Common Stock                                      Deficit
                                       ---------------------------------------                      Accumulated
                                          Amount                                   Additional       during the        Discount
                                            Per                                     Paid-In        Development           on
                                           Share           Shares        Amount     Capital            Stage           Warrants
                                       -------------    -----------    --------    ------------     ------------     -----------
Balance, December 31, 1999                              303,472,035    $  3,034    $ 17,537,333     $(19,725,238)    $  (428,489)

Issuance of common stock,
  exercise of options                  $      0.1400        600,000           6          83,994               --              --
Issuance of common stock,
  exercise of options                         0.1500      1,600,000          16         239,984               --              --
Issuance of common stock,
  exercise of options                         0.1600        650,000           7         103,994               --              --
Issuance of common stock,
  exercise of options                         0.1700        100,000           1          16,999               --              --
Issuance of common stock,
  exercise of options                         0.2100        792,500           8         166,417               --              --
Issuance of common stock,
  exercise of options                         0.2500      1,000,000          10         246,090               --              --
Issuance of common stock,
  exercise of options                         0.2700        281,000           3          75,867               --              --
Issuance of common stock,
  exercise of options                         0.3600        135,000           1          48,599               --              --
Issuance of common stock,
  exercise of warrants                        0.2040        220,589           2          44,998               --              --
Issuance of common stock,
  exercise of warrants                        0.2448        220,589           2          53,998               --              --
Issuance of common stock,
  exercise of warrants                        0.2750         90,909           1          24,999               --              --
Issuance of common stock,
  exercise of warrants                        0.3300         90,909           1          29,999               --              --
Issuance of common stock,
  conversion of debt                          0.1400     35,072,571         351       4,907,146               --              --
Issuance of common stock,
  conversion of debt                          0.1900      1,431,785          14         275,535               --              --
Issuance of common stock,
  conversion of debt                          0.2000      1,887,500          19         377,481               --              --
Issuance of common stock,
  conversion of debt                          0.3600         43,960          --          15,667               --              --
Issuance of common stock, cashless
  exercise of warrants                                      563,597           6         326,153               --              --
Issuance of common stock, services
  rendered                                    0.4650        100,000           1          46,499               --              --
Private placement of common stock             0.2200     13,636,357         136       2,999,864               --              --
Private placement of common stock             0.3024      4,960,317          50       1,499,950               --              --
Private placement of common stock             0.4000     13,265,000         133       5,305,867               --              --
Cashless exercise of warrants                                    --          --        (326,159)              --              --
Beneficial conversion feature,
  January Debenture                                              --          --         386,909               --              --
Warrant costs, consulting agreement                              --          --         200,249               --              --
Warrant costs, January Debenture                                 --          --          13,600               --              --
Warrant costs, private placement                                 --          --       3,346,414               --      (3,346,414)
Recovery of subscription receivable
  previously written off                                         --          --          19,000               --              --
Amortization of warrant costs,
  securities purchase agreements                                 --          --              --               --         544,163
Credit arising from modification
  of option terms                                                --          --       1,901,927               --              --
Net loss, year ended
  December 31, 2000                                              --          --              --       (9,354,664)             --
                                                        -----------    --------    ------------     ------------     -----------

Balance, December 31, 2000                              380,214,618       3,802      39,969,373      (29,079,902)     (3,230,740)
                                                        -----------    --------    ------------     ------------     -----------




                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2003



                                                         Common Stock                                Deficit
                                                --------------------------------                    Accumulated
                                                 Amount                              Additional     during the       Discount
                                                   Per                                Paid-In       Development        on
                                                  Share      Shares       Amount      Capital          Stage          Warrants
                                                --------   -----------   --------   ------------    ------------    -----------
Balance, December 31, 2000                                 380,214,618   $  3,802   $ 39,969,373    $(29,079,902)   $(3,230,740)

Issuance of common stock,
  exercise of options                           $ 0.2700        40,000          1         10,799              --             --
Issuance of common stock,
  exercise of options                             0.3600        20,000          1          7,199              --             --
Issuance of common stock, cashless
  exercise of warrants                                          76,411          1         77,491              --             --
Issuance of common stock, for
  services rendered                               0.3500       100,000          1         34,999              --             --
Sale of common stock, for cash                    0.1500     6,666,667         66        999,933              --             --
Sale of common stock, for cash                    0.3000     2,000,000         20        599,980              --             --
Sale of common stock, for cash                    0.3200     3,125,000         31        999,969              --             --
Sale of common stock, for cash                    0.4000     1,387,500         14        554,986              --             --
Sale of common stock, for cash                    0.2700     9,666,667         96      2,609,904              --             --
Cashless exercise of warrants                                       --         --        (77,491)             --             --
Warrant costs, private placement                                    --         --        168,442              --       (168,442)
Warrant costs, private equity line of credit                        --         --      1,019,153              --     (1,019,153)
Amortization of warrant costs,
  securities purchase agreements                                    --         --             --              --        985,705
Credit arising from modification of option terms                    --         --        691,404              --             --
Net loss, year ended December 31, 2001                              --         --             --     (11,715,568)            --
                                                --------   -----------   --------   ------------    ------------    -----------

Balance, December 31, 2001                                 403,296,863   $  4,033   $ 47,666,141    $(40,795,470)   $(3,432,630)
                                                ========   ===========   ========   ============    ============    ===========




                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2003



                                                      Common Stock                                Deficit
                                              --------------------------------                    Accumulated
                                               Amount                             Additional       during the        Discount
                                                Per                                 Paid-In        Development         on
                                               Share        Shares     Amount       Capital           Stage          Warrants
                                               ------    -----------    ------    ------------     ------------     -----------
Balance, December 31, 2001                               403,296,863    $4,033    $ 47,666,141     $(40,795,470)    $(3,432,630)

Sale of common stock, for cash                $0.1109     17,486,491       175       1,938,813               --              --
Sale of common stock, for cash                 0.1400     22,532,001       225       2,840,575               --              --
Sale of common stock, for cash                 0.1500      9,999,999       100       1,499,900               --              --
Issuance of common stock,
  conversion of debt                           0.1100        909,091         9          99,991               --              --
Issuance of common stock,
  conversion of debt                           0.1539      1,299,545        13         199,987               --              --
Warrant costs, termination agreement                              --        --         190,757               --              --
Warrant costs, issued with sale of
  common stock, for cash                                          --        --       2,358,033               --      (2,358,033)
Expenses of stock issuance                                        --        --         (50,160)              --              --
Warrants granted for consulting services                          --        --         386,677               --              --
Credit arising from modification
  of option terms                                                 --        --         177,963               --              --
Amortization of warrant costs,
  securities purchase agreements                                  --        --              --               --       1,101,902
Beneficial conversion feature, May debenture                      --        --          55,413               --              --
Beneficial conversion feature, July debentures                    --        --         166,515               --              --
Net loss, year ended December 31, 2002                            --        --              --      (10,342,335)             --
                                                         -----------    ------    ------------     ------------     -----------

Balance, December 31, 2002                               455,523,990    $4,555    $ 57,530,605     $(51,137,805)    $(4,688,761)
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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2003



                                                 Common Stock                                   Deficit
                                     ------------------------------------                     Accumulated
                                       Amount                                 Additional       during the       Discount
                                         Per                                   Paid-In         Development        on
                                        Share         Shares       Amount      Capital            Stage         Warrants
                                    ------------    -----------    ------    ------------     ------------     -----------
Balance, December 31, 2002                          455,523,990    $4,555    $ 57,530,605     $(51,137,805)    $(4,688,761)

Sale of common stock, for cash      $     0.0800     13,750,000       137       1,099,863
Issuance of common stock,
  conversion of debt                      0.1000      4,105,754        41         410,685               --              --
Issuance of common stock,
  conversion of debt                      0.1818        562,865         6         102,323               --              --
Issuance of common stock,
  for services rendered                   0.0790        100,000         1          7,899
Warrant costs, issued with sale
  of common stock, for cash                                  --        --         102,700               --        (102,700)
Expenses of stock issuance                                   --        --         (52,227)              --          36,385
Amortization of warrant costs,
  securities purchase agreements                             --        --              --               --         354,430
Litigation settlement - warrants
  cancelled-original issue
  discount reversed                                                            (1,974,094)                       1,974,094
Litigation settlement -
  amortization reversed                                                                                           (223,731)
Litigation settlement                                                                                                   --
  cash and stock                                                               (1,097,407)

Net loss, Three Months
  Ended March 31, 2003                                       --        --              --       (1,749,454)             --
                                                    -----------    ------    ------------     ------------     -----------

Balance, March 31, 2003
  (unaudited)                                       474,042,609    $4,740    $ 56,130,347     $(52,887,259)    $(2,650,283)
                                                    ===========    ======    ============     ============     ===========



                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                               Inception
                                                                                     Three Months Ended        (February 20,
                                                                                          March 31,              1984) to
                                                                                ---------------------------      March 31,
                                                                                    2003            2002           2003
                                                                                -----------     -----------     ------------
Cash Flows from Operating Activities:
   Net loss                                                                     $(1,749,454)    $(2,873,508)    $(52,887,259)
                                                                                -----------     -----------     ------------
   Adjustments to reconcile net loss to net cash used by operating activities:
         Depreciation                                                               241,701         233,309        2,680,364
         Amortization of debt issuance costs                                         12,854           4,185          841,491
         Amortization of deferred interest cost on beneficial
            conversion feature of convertible debenture                              24,794              --        3,980,191
         Amortization of discount on warrants                                       130,699         241,807        3,498,248
         Amortization of deferred compensation cost                                      --              --          760,500
         Issuance of common stock for debenture interest                             14,795              --          134,432
         Issuance of common stock for services                                           --              --        1,586,000
         Compensation expense for options and warrants                                   --              --        3,558,872
         Changes in operating assets and liabilities:
            Increase in other current assets                                        (50,607)        (41,748)        (195,918)
            Increase in other assets                                                (92,261)        (54,876)      (1,727,450)
            Increase (decrease) in accounts payable and  accrued liabilities        334,252         (80,015)         895,159
                                                                                -----------     -----------     ------------
                  Total adjustments                                                 616,227         302,662       16,011,889
                                                                                -----------     -----------     ------------
                  Net cash used by operating activities                          (1,133,227)     (2,570,846)     (36,875,370)
                                                                                -----------     -----------     ------------

Cash Flows from Investing Activities:
   Purchase of investments                                                               --              --       (6,292,979)
   Proceeds from sale of investments                                                     --              --        6,292,979
   Disposal (Acquisition) of property and equipment                                   4,929         (42,835)      (4,318,455)
                                                                                -----------     -----------     ------------
                  Net cash provided (used) by investing activities                    4,929         (42,835)      (4,318,455)
                                                                                -----------     -----------     ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of convertible debt                                            --       1,500,000       11,500,000
   Proceeds from sale of securities, net of issuance costs                        1,093,465              --       30,623,151
   Proceeds from common stock subscribed but not issued                            (883,900)             --               --
   Payments under capital lease                                                     (39,308)        (45,622)        (349,336)
   Payments on note payable                                                          (6,593)         (5,793)         (87,869)
   Recovery of subscription receivable written off                                       --              --           19,000
                                                                                -----------     -----------     ------------
                  Net cash provided by financing activities                         163,664       1,448,585       41,704,946
                                                                                -----------     -----------     ------------

Net Increase (Decrease) in Cash and Cash Equivalents                               (964,634)     (1,165,096)         511,121

Cash and Cash Equivalents, Beginning                                              1,475,755       1,499,809               --
                                                                                -----------     -----------     ------------

Cash and Cash Equivalents, Ending                                               $   511,121     $   334,713     $    511,121
                                                                                ===========     ===========     ============

Supplemental Disclosure of Non-Cash Financing Activities:
   Cash paid during the period for interest                                     $     6,810     $     3,997
                                                                                ===========     ===========

Supplemental Schedule of Non-Cash Investing and Financing Activities:
   A capital lease obligation of approximately $140,000 was incurred during 2002 to finance the purchase of new equipment.


                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements at March 31 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position as of March 31 2003 and results of operations for the three months ended March 31, 2003 and 2002 and cash flows for the three months ended March 31, 2003 and 2002. All such adjustments are of a normal recurring nature. Certain general and administrative expenses from inception relating to consulting services were reclassified to compensation expense for options and warrants to be consistent with current presentation. The Company has discontinued allocating certain of its general and administrative expenses to research and development. This change, effective in the first quarter ending March 31, 2003, was necessary to reflect current operating costs relating to the Company's Yonkers, New York facility which are recorded as general and administrative expenses in line with the Company's operations in New York and no longer allocated to research and development expense. The Company's Chief Scientific Officer, who is also Chief Executive Officer, allocates approximately 30% of his time to oversight of the Company's clinical trials and therefore this percentage of his total compensation has been allocated to research and development expense with the balance allocated to general and administrative expense. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2.  GOING CONCERN

         As indicated in the accompanying financial statements, the Company has suffered accumulated net losses of $52,887,259 since inception and is dependent upon registration of Product R for sale before it can begin commercial operations. The Company's cash position is inadequate to pay all the costs associated with operations and the full range of testing and clinical trials required by the FDA. Unless and until Product R is approved for sale in the United States or another industrially developed country, the Company will be dependent upon the continued sale of its securities, debt or equity financing for funds to meet its cash requirements. The foregoing issues raise substantial doubt about the Company's ability to continue as a going concern.

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

         PRODUCT LIABILITY

         The Company is unaware of any claims or threatened claims since Product R was initially marketed in the 1940's; however, one study noted adverse reactions from highly concentrated doses in guinea pigs. Therefore, the Company could be subjected to claims for adverse reactions resulting from the use of Product R. In the event any claims for substantial amounts were successful, they could have a material adverse effect on the Company's financial condition and on the marketability of Product R. During November 2002, the Company secured $3,000,000 of product liability coverage at a cost of approximately $24,000 per annum. In addition, during October 2002, the Company secured $3,000,000 in liability coverage for each of the three clinical trials in Israel at a cost of approximately $16,000. There can be no assurance that the Company will be able to secure additional insurance in adequate amounts or at reasonable premiums if it determined to do so. Should the Company be unable to secure additional product liability insurance, the risk of loss to the Company in the event of claims would be greatly increased and could have a material adverse effect on the Company.

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

                         ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  COMMITMENTS AND CONTINGENCIES (Continued)

         GENERAL (Continued)

         STATUS OF ISRAEL CLINICAL TRIALS

         In November 2002 the Company began testing injectable Product R in the following clinical trials in Israel:

         o PHASE I/PHASE II STUDY IN CACHECTIC PATIENTS NEEDING SALVAGE THERAPY FOR AIDS. These patients have failed highly active anti-retroviral therapy (HAART), remain on HAART, and require salvage therapy. The Company believes that Product R may have three major beneficial effects in patients with AIDS. First, its therapeutic effects on body wasting (cachexia) seen in patients with AIDS. Second, the mitigation of the toxicity of drugs included in HAART regimens for the treatment of AIDS. Third, the synergistic activity with drugs used in HAART regimens to suppress the replication of HIV and increase the CD4 and CD8 cell counts in patients with AIDS. The Company believes that Product R may prove to be an important "enabler" drug in the treatment of AIDS.

         o PHASE I STUDY IN CACHECTIC PATIENTS WITH LEUKEMIA AND LYMPHOMA. Included are patients with acute lymphocytic leukemia, multiple Myeloma, Hodgkin's disease and non-Hodgkin's lymphoma.

         o        PHASE I STUDY IN CACHECTIC PATIENTS WITH SOLID TUMORS.
                  Included are patients with solid tumors such as colonic, lung, breast, stomach and kidney cancers.

         The Company's objective for the three Israeli trials is to determine the safety, tolerance and metabolic characteristics of Product R. Although there can be no assurances, the Company anticipates that the clinical trials in Israel will help facilitate the planned investigational new drug (IND) application process for injectable Product R with the FDA.

         The Company's 12-month agreement formalized in April 2001 with the Selikoff Center in Israel to develop clinical trials in Israel using Product R has concluded. The Company paid $242,000 under this agreement.

         In September 2002, the Company entered into a contract with EnviroGene LLC, an affiliate of the Selikoff Center, to conduct, evaluate and maintain the scientific quality for the three clinical studies listed above. Under the terms of this agreement, EnviroGene will (1) finalize all Israeli government and hospital approval documents, (2) complete and organize the three clinical trials including establishing a network of scientists to perform said study/trial and initiate recruitment of patients and (3) perform the studies/trials and evaluate the results. Total costs incurred by EnviroGene LLC in connection with these clinical trials are expected to be $1,551,000. $825,000 has been paid through March 31, 2003, of which $199,000 was paid during the first quarter of 2003. It is anticipated that these trials will support future FDA applications.

                         ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  COMMITMENTS AND CONTINGENCIES (Continued)

         GENERAL (Continued)

         STATUS OF ISRAEL CLINICAL TRIALS (Continued)

         In the fourth quarter of 2002, the Company entered into various agreements supporting the clinical trials in Israel aggregating approximately $1,000,000 to be paid over a twelve-month period. These services include the monitoring and auditing of the clinical sites, hospital support and laboratory testing. Approximately $76,000 has been paid through March 31, 2003, of which $53,000 was paid during the first quarter of 2003.

         In March 2003, the Company commenced discussions and began to draft protocols to expand the ongoing Israeli clinical trials of Product R for the treatment of AIDS patients (who have failed HAART and remain on HAART therapy) into late Phase II blinded, controlled clinical trials.

         On July 8, 2002, the Company extended an agreement with the Weizmann Institute of Science and Yeda its developmental arm in Israel, to conduct research on the effects of Product R on the immune system, especially on T lymphocytes. In addition, scientists will explore the effects of Product R in animal models. Under its provisions the study period is extended for another twelve months to July 7, 2003. Total costs incurred in connection with this research are expected to be $138,000, of which payments of $40,000 each were made in July 2002 and November 2002.

         CONSULTING AND EMPLOYMENT AGREEMENTS

         HIRSCHMAN AGREEMENT

         In May 1995, the Company entered into a consulting agreement with Shalom Hirschman, M.D., Professor of Medicine of Mt. Sinai School of Medicine, New York, New York and Director of Mt. Sinai's Division of Infectious Diseases, whereby Dr. Hirschman was to provide consulting services to the Company through May 1997. The consulting services included the development and location of pharmacological and biotechnology companies and assisting the Company in seeking joint ventures with and financing of companies in such industries. In connection with the consulting agreement, the Company issued to Dr. Hirschman 1,000,000 shares of the Company's common stock and the option to acquire 5,000,000 shares of the Company's common stock for a period of three years as per the vesting schedule as referred to in the agreement, at a purchase price of $0.18 per share. As of March 31, 2003, 900,000 shares have been issued upon exercise of these options for cash consideration of $162,000 under this Agreement.

         In March 1996, the Company entered into an addendum to the consulting agreement with Dr. Hirschman whereby Dr. Hirschman agreed to provide consulting services to the Company through May 2000 (the "Addendum"). Pursuant to the Addendum, the Company granted to Dr. Hirschman and his designees options to purchase an aggregate of 15,000,000 shares of the Company's common stock for a three year period pursuant to the following schedule: (i) options

                         ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         HIRSCHMAN AGREEMENT (Continued)

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

         In May 2000, the Company and Dr. Hirschman entered into a second amended and restated employment agreement (the "Agreement") which supersedes in its entirety the July 1998 Employment Agreement. Pursuant to this Agreement, Dr. Hirschman was employed to serve as Chief Executive Officer and President of the Company until December 31, 2002, provided, however, the Agreement is extended automatically by one year, each year, unless notice of termination has been given by either Dr. Hirschman or the Company. In July 2002, the Company notified Dr. Hirschman that the Agreement will not be extended subsequent to December 31, 2004. The Agreement provides for Dr. Hirschman to receive an annual base salary of $361,000 (effective January 1, 2000), use of an automobile, major medical, disability, dental and term life insurance benefits for the term of his employment and for the payment of $100,000 to Dr. Hirschman on the earlier to occur of (i) the date an IND number is obtained from and approved by the FDA so that human research may be conducted using Product R; or (ii) the execution of

                         ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         HIRSCHMAN AGREEMENT (Continued)

         an agreement relating to co-marketing pursuant to which one or more third parties commit to make payments to the Company of at least $15 million. On September 4, 2001, the Company received an IND number from the FDA. Therefore, of the $100,000 described above, $25,000 was paid as of December 31, 2001 with an additional $25,000 paid through September 30, 2002. No further payments have been made to date. The Agreement also provides for previously issued options to acquire 23,000,000 shares of common stock at $0.27 per option share to be immediately vested as of the date of this agreement and are exercisable until February 17, 2008. The fair value of these options was estimated to be $5,328,441 ($0.2317 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; a risk free interest rate of 6% and an expected life of 32 months. The Company is recognizing the $5,328,441 fair value of the options as compensation expense on a pro-forma basis over the 32 month service period (the term of the employment agreement).

         OTHER EMPLOYEES

         In connection with the employment of its Chief Financial Officer, the Company granted Alan Gallantar options to purchase an aggregate of 4,547,880 shares of the Company's common stock. Such options have a term of ten years commencing October 1, 1999 through September 30, 2009 and have an exercise price of $0.24255 per share. These options are fully vested.

         The fair value of these options was estimated to be $376,126 ($0.0827 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 6% and an expected life of ten years. The Company has recognized the $376,126 fair value of the options as compensation expense on a pro-forma basis over a three year service period.

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

                         ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         OTHER EMPLOYEES (Continued)

         In May 2002, the Company granted to certain of its employees options to purchase 274,000 shares of the Company's common stock. Such options have an exercise price of $0.17 per share, vest in 20% increments over a five year period commencing January 2003 through January 2012. The fair value of the these options was estimated to be $43,922 ($0.1603 per option share) and based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 117%; a risk free interest rate of 4.38%; an expected life of approximately 10 years. The Company will recognize the fair value of the options as compensation expense on a pro-forma basis over approximately 10 years (the term of the options).

         OPTIONS GRANTED TO MEMBERS OF THE BOARD OF DIRECTORS AND ADVISORY
         BOARDS

         MEMBERS OF ADVISORY BOARDS

         In May 2002, the Company granted to members of its Scientific Advisory Board and Business Advisory Board options to purchase an aggregate of 2,250,000 shares of common stock at an exercise price of $0.12 per share, which options are exercisable 25% immediately, 25% on June 20, 2002, 25% on September 20, 2002 and 25% on December 20, 2002 through May 5, 2010. The fair value of the options was estimated to be $246,822 ($0.1097 per option) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 115%; a risk free interest rate of 4.88% and an expected holding period of eight years. This amount was charged to compensation expense for options and warrants during the quarter ended June 30, 2002. The Business Advisory Board was dissolved during December 2002.

         In September 2002, the Company granted to Sidney Pestka, M.D., a member of the Scientific Advisory Board, options to purchase 250,000 shares of common stock at an exercise price of $0.14 per share, which options are exercisable 25% immediately, 25% on December 18, 2002, 25% on March 18. 2003 and 25% on June 18, 2003 through September 17, 2010. The fair value of the options was estimated to be $30,462 ($0.1218 per option) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 127%; a risk free interest rate of 4.38% and an expected holding period of eight years. This amount was charged to compensation and other expense for options and warrants during the quarter ended September 30, 2002. In December 2002, the Company granted to members of its Scientific Advisory Board options to purchase an additional 1,500,000 shares of common stock at an exercise price of $0.075 per share, which options are exercisable 25% on March 20, 2003, 25% on June 20, 2003, 25% on September 20, 2003 and 25% on December 20, 2003
         through December 20, 2010. The fair value of the options was estimated to be $109,393 ($0.0729 per option) based upon a financial analysis of the terms of the

                         ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  COMMITMENTS AND CONTINGENCIES (Continued)

         OPTIONS GRANTED TO MEMBERS OF THE BOARD OF DIRECTORS AND ADVISORY BOARDS (Continued)

         MEMBERS OF ADVISORY BOARDS (Continued)

         options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 114%; a risk free interest rate of 4.14% and an expected holding period of eight years. This amount was charged to compensation expense for options and warrants during the year ended December 31, 2002.

         BOARD OF DIRECTORS

         In May 2002, the Company granted an aggregate of 4,150,000 options to purchase shares of the Company's Common stock to certain Members of the Board of Directors and various committees of the Board of Directors. The exercise price was $0.12 per share exercisable 25% immediately, 25% on June 20, 2002, 25% on September 20, 2002 and 25% on December 20, 2002 through May 5, 2010. The fair value of the these options was estimated to be $455,249 ($0.1097 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 115%; a risk free interest rate of 4.88% and an expected life of eight years. The Company will recognize the fair value of the options as compensation expense on a pro-forma basis over an eight year period (the term of the options).

         In June 2002, the Company granted to Roy S. Walzer, a member of the Board of Directors and member of various committees of the Board, options to purchase 528,800 shares of common stock at an exercise price of $0.295 per share, which options are exercisable 25% immediately, 25% on September 10, 2002, 25% on December 10, 2002 and 25% on March 10, 2003 through June 9, 2010. The fair value of the these options was estimated to be $140,608 ($0.2659 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 115%; a risk free interest rate of 4.88% and an expected life of eight years. The Company will recognize the fair value of the options as compensation expense on a pro-forma basis over an eight year period (the term of the options).

         In July 2002, the Company granted to Paul Bishop, a member of the Board of Directors, options to purchase 238,356 shares of common stock at an exercise price of $0.17 per share, which options are exercisable 25% immediately, 25% on October 29, 2002, 25% on January 29, 2003 and 25% on April 29, 2003 through July 28, 2010. The fair value of the these options was estimated to be $38,509 ($0.1616 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 133%; a risk free interest rate of 4.38% and an expected life of eight years. The Company will recognize the fair value of the options as compensation costs on a pro-forma basis over an eight year period (the term of the options).

                         ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  COMMITMENTS AND CONTINGENCIES (Continued)

         OPTIONS GRANTED TO MEMBERS OF THE BOARD OF DIRECTORS AND ADVISORY BOARDS (Continued)

         BOARD OF DIRECTORS (Continued)

         In September 2002, the Company granted to Richard Kent, a member of the Board of Directors, and member of various committees of the Board options to purchase 241,096 shares of common stock at an exercise price of $0.14 per share, which options are exercisable 25% immediately, 25% on December 24, 2002, 25% on March 24, 2003 and 25% on June 24 2003
         through September 23, 2010. The fair value of the these options was estimated to be $29,377 ($0.1218 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 127%; a risk free interest rate of 4.38% and an expected life of eight years. The Company will recognize the fair value of the options as compensation expense on a pro-forma basis over an eight-year period (the term of the options). During February 2003, Richard S. Kent resigned from the Company's Board of Directors. Under the terms of his option agreements he is entitled to exercise options to purchase 394,437 shares of the Company's common stock until February 2006.

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


NOTE 3.  COMMITMENTS AND CONTINGENCIES (Continued)

         OPTIONS GRANTED TO MEMBERS OF THE BOARD OF DIRECTORS AND ADVISORY BOARDS (Continued)

         BOARD OF DIRECTORS (Continued)




                                                 Three Months
                                                 Ended March 31,
                                           ---------------------------
                                               2003            2002
                                           -----------     -----------

Net loss as reported                       $(1,749,454)    $(2,873,508)
Total stock-based compensation
  expense determined under fair value
  based method for all awards, net of
  related tax effects                          (45,998)       (564,188)
                                           -----------     -----------
Pro forma net loss                         $(1,795,452)    $(3,437,696)
                                           ===========     ===========

Earnings per share - basic and diluted:
   As reported                             ($     0.00)    ($     0.01)
                                           ===========     ===========
   Pro forma                               ($     0.00)    ($     0.01)
                                           ===========     ===========


         There were no other options outstanding that would require pro forma presentation.

         GLOBOMAX AGREEMENT

         On January 18, 1999, the Company entered into a consulting agreement with Globomax LLC to provide services at hourly rates established by the contract to the Company's Investigational New Drug application submission and to perform all work that is necessary to obtain FDA approval. In addition, GloboMax and its subcontractors are assisting the Company in conducting Phase I clinical trials for Product R. The contract was extended by mutual consent of both parties. The Company has paid approximately $5,031,000 for services rendered and reimbursement of expenses by GloboMax and its subcontractors through December 31, 2002. Globomax is no longer providing services or representing the Company.

         HARBOR VIEW AGREEMENTS

         On February 7, 2000, the Company entered into a consulting agreement with Harbor View Group, Inc. for past and future consulting services related to corporate structures, financial transactions, financial public relations and other matters through December 31, 2000. In connection with this agreement, the Company issued warrants to purchase 1,750,000 shares at an exercise price of $0.21 per share and warrants to purchase 1,750,000 shares at an exercise price of $0.26 per share until February 28, 2005. The fair value of the warrants was estimated to be

                         ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  COMMITMENTS AND CONTINGENCIES (Continued)

         HARBOR VIEW AGREEMENTS (Continued)

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

         CONSTRUCTION COMMITMENT

         In November 1999, the Company entered into an agreement with an unaffiliated third party to construct leasehold improvements at an approximate cost of $380,000 for research and development purposes at the Company's Yonkers, New York facilities which has been completed as of June 30, 2001. In October 2000, the Company entered into another agreement with the unaffiliated third party to construct additional leasehold improvements at an approximate cost of $325,000 for research and development purposes at the Company's Yonkers, New York facilities, of which the entire amount has been incurred as of December 31, 2001. During 2002, additional costs were incurred to complete leasehold improvements for research and development purposes of approximately $222,000, of which $93,000 has been paid at March 31, 2003. Additional payments are scheduled through August 2003.

                         ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  COMMITMENTS AND CONTINGENCIES (Continued)

         LITIGATION

         In December 2002 the Company filed suit in the Circuit Court of the 11th Judicial Circuit of Florida charging that certain investors "misrepresented their intentions in investing in the Company" and "engaged in a series of manipulative activities to depress the price of Advanced Viral stock." The Company alleged that the defendants sought to "guarantee they would be issued significantly more shares of ADVR common stock" as a result of warrant repricing provisions of a September 2002 financing agreement. The Company sought a judgment for damages, interest and costs.

         The complaint named SDS Merchant Fund, L.P., a Delaware limited partnership; Alpha Capital, A.G., located in Vaduz, Lichtenstein; Knight Securities, L.P., a limited partnership conducting securities business in Florida; Stonestreet Limited Partnership located in Canada; and Bristol Investment Fund, LTD., whose principal place of business is in Grand Cayman, Cayman Islands, among others. The complaint claimed that the "defendants had each, at times acting individually, and at times acting in concert with at least one or more of each other," engaged in practices that violate sections of the Florida Securities and Investor Protection Act.

         Also named as a plaintiff in the case is William B. Bregman, a resident of Miami-Dade County, Florida, and one of the largest shareholders of the Company. The complaint alleged that Mr. Bregman suffered losses of approximately $3.9 million as a result of the stock manipulation scheme.

         The suit is related to an agreement, announced September 9, 2002, pursuant to which the Company issued and sold to certain investors 21,500,000 shares of its common stock for total gross proceeds of $3,010,000, or $0.14 per share. The Company also issued warrants to purchase an aggregate of 16,125,000 shares of the Company's common stock, which were covered by provisions that allowed for an adjustment of the warrant exercise price. The complaint charged the defendants with manipulating the share price to take favorable advantage of these warrant pricing provisions.

         Following the initiation of the Company's lawsuit in Florida, three of the purchasers in the September financing (Alpha Capital, A.G., Bristol Investment Fund, Ltd. and Stonestreet Limited Partnership (the "Alpha Plaintiffs") filed separate lawsuits against the Company in the U.S. District Court for the Southern District of New York. The suits sought a preliminary injunction and other relief for breach of contract. The District Court entered an order on February 11, 2003 upon a motion of the Alpha Plaintiffs, that required that (i) the Company deliver to the Alpha Plaintiffs the shares of Company common stock issuable upon exercise of the warrants; (ii) the Alpha Plaintiffs post a bond of either $100,000 or the market value of the warrant shares, whichever is higher for each group of warrants as of the first and second determination dates; and (iii) all the proceeds from the sale of the warrant shares be placed in escrow pending final resolution of the litigation. Within ten days of the entry of the order, the Company moved to alter/amend the judgment and/or reconsideration of the Court's order requesting relief from the Court's order. The Court denied this motion and ordered the Company to immediately deliver the warrant shares to the Alpha Plaintiffs upon their payment of the exercise price and posting of a bond, without further delay and no later than April 8, 2003. The Company appealed the order denying the motion for reconsideration.

                         ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  COMMITMENTS AND CONTINGENCIES (Continued)

         LITIGATION (Continued)

         During May 2003, the Company entered into settlement and mutual release agreements with the parties involved in both the Florida and New York litigation, which, among other things, dismissed the lawsuits with prejudice, and Alpha Capital separately dismissed its lawsuit with prejudice. Pursuant to the agreements, in exchange for release by the parties to the lawsuits and certain parties to the September financing of their rights to exercise the warrants issued in the September 2002 financing, we issued an aggregate of 947,000 shares of our common stock and agreed to pay an aggregate of $1,047,891 to such parties, of which $25,000 was paid as of March 31, 2003, $701,463 was paid subsequent to quarter end, and of which $321,428 shall be paid in five equal monthly installments until September 2003.

NOTE 4.  SECURITIES PURCHASE AGREEMENTS

         CONVERTIBLE DEBENTURES AND WARRANTS

         The Company issued warrants to purchase common stock in connection with the issuance of several convertible debentures sold during the years 1997 to 2000, which debentures have all been fully converted. As of December 31, 2002, warrants to purchase approximately 3.2 million shares of the Company's common stock relating to these fully converted debentures were outstanding with expiration dates through 2009 at exercise prices ranging from $0.199 to $0.864.

         During the second and third quarters of 2002, the Company issued to certain investors an aggregate of $2,000,000 principal amount of its 5% convertible debentures at par in private placements. Under the terms of each 5% convertible debenture, 20% of the original issue is convertible on the original date of issue at a price equal to the closing bid price quoted on the OTC Bulletin Board on the trading day immediately preceding the original issue date (except for the Rushing/Simoni issuance detailed below which had an initial conversion price of $0.11 per share). Thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of (i) 90% of the average closing bid price for the five trading days prior to the conversion date (the "Market Price"); or (ii) ten cents ($0.10) which amount is subject to certain adjustments. The convertible debentures, including interest accrued thereon, are payable by Advanced Viral in shares of common stock and mature two years from the date of issuance. The shares issued upon conversion of the debentures cannot be sold or transferred for a period of one year from the applicable vesting date of the convertible portion of the debentures. The Company issued its 5% convertible debentures as follows:

                         ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 4.  SECURITIES PURCHASE AGREEMENTS (Continued)

         CONVERTIBLE DEBENTURES AND WARRANTS (Continued)

         o On May 30, 2002, the Company sold to O. Frank Rushing and Justine Simoni, as joint tenants, $500,000 principal amount of its 5% convertible debenture. Based on the terms for conversion associated with this debenture, there was an intrinsic value associated with the beneficial conversion feature of approximately $55,000, which was recorded as deferred interest expense and is presented as a discount on the convertible debenture. This amount will be amortized over an expected holding period of two years. Of this amount, $42,000 has been amortized to interest expense through March 31, 2003. On June 3, 2002, these investors converted the first 20% ($100,000) into 909,091 shares of common stock at a conversion price of $0.11 per share. In January 2003, the holders converted the second 20% ($100,000 plus interest of $3,041) into 1,030,411 shares of common stock at a conversion price of $0.10 per share.

         o On July 3, 2002, the Company sold to James F. Dicke II, who was then a member of its Board of Directors, $1,000,000 principal amount of its 5% convertible debenture. Based on the terms for conversion associated with this debenture, there was an intrinsic value associated with the beneficial conversion feature of approximately $111,000 which was recorded as deferred interest expense and is presented as a discount on the convertible debenture. This amount will be amortized over an expected holding period of two years. Of this amount, $80,000 has been amortized to interest expense through March 31, 2003. On July 3, 2002, Mr. Dicke converted the first 20% of the debenture ($200,000) for 1,299,545 shares of common stock at a conversion price of $0.1539 per share. In January 2003, Mr. Dicke converted the second 20% ($200,000 plus interest of $5,041) of the debenture into 2,050,411 shares of common stock at a conversion price of $0.10 per share.

         o On July 15, 2002, the Company sold to Peter Lunder $500,000 principal amount of the Company's 5% convertible debenture. Based on the terms for conversion associated with this debenture, there was an intrinsic value associated with the beneficial conversion feature of approximately $55,000, which was recorded as deferred interest expense and is presented as a discount on the convertible debenture. This amount will be amortized over an expected holding period of two years. Of this amount, $39,000 has been amortized to interest expense through March 31, 2003. In January 2003, Mr. Lunder converted 40% ($200,000 plus interest of $4,822) of the debenture into 1,587,797 shares of common stock, the first 20% of which was converted at a conversion price of $0.1818 per share, and the second 20% of which was converted at a conversion price of $0.10 per share.

                         ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 4.  SECURITIES PURCHASE AGREEMENTS (Continued)

         SECURITIES PURCHASE AGREEMENTS

         Pursuant to certain securities purchase agreements, the Company issued warrants to purchase common stock in connection with the sale of approximately 61,500,000 shares of common stock during the years 1998 to 2001 for cash consideration of approximately $16,900,000. As of March 31, 2003, warrants to purchase approximately 16.5 million shares of the Company's common stock relating to these securities purchase agreements were outstanding with expiration dates through 2006.

         During the quarter ended March 31, 2002, under several securities purchase agreements, the Company sold an aggregate of 9,999,999 shares of its common stock at $0.15 per share, for cash consideration of $1,500,000.

         On April 12, 2002, pursuant to securities purchase agreements with various institutional investors, the Company issued 17,486,491 shares of its common stock at a market price of $0.11089 per share and received net proceeds of approximately $1,939,000.

         On September 10, 2002, the Company issued and sold an aggregate of 21,500,000 shares of its common stock pursuant to a securities purchase agreement with certain institutional investors for total proceeds of approximately $3,010,000, or $0.14 per share, along with warrants to purchase 16,125,000 shares of the Company's common stock at an exercise price of $0.25 per share, subject to adjustment, as described below. In addition, pursuant to a placement agent agreement with H. C. Wainwright & Co., Inc. ("HCW"), the Company paid HCW a placement fee of $150,500 cash and issued to HCW 1,032,000 shares of its common stock. An adjustment provision in the warrants provides that at 60 and 120 trading days following the original issue date of the Warrants, a certain number of warrants shall become exercisable at $0.001. The number of shares for which the warrants are exercisable at $0.001 per share is equal to the positive difference, if any, between (i) $3,010,000 divided by the volume weighted average price ("VWAP") of the Company's common stock for the 60 trading days preceding the First Determination Date and (ii) 21,500,000; provided however, that no adjustment will be made in the event that the VWAP for the 60 trading day period preceding the applicable determination date is $0.14 or greater. In December 2002, the Company filed suite against certain of the investors in connection with the warrant repricing provisions of the agreement (see Note 3 "LITIGATION"). During May 2003, the Company entered into a settlement and mutual release agreements with the parties involved in both the Florida and New York litigation, which, among other things, dismissed the lawsuits with prejudice. Pursuant to the agreements, in exchange for release by the parties to the lawsuits of their rights to exercise the warrants issued in the September 2002 financing, the Company issued an aggregate of 947,000 shares of common stock and agreed to pay an aggregate of $1,047,891 to such parties, of which $25,000 was paid as of March 31, 2003, $701,463 was paid subsequent to quarter end, and of which $321,428 shall be paid in five equal monthly installments until September 2003. The Company recorded a settlement of litigation liability at March 31, 2003 of $1,098,812 which represents cash to be paid to litigants of $1,022,891 and 947,000 shares of common stock to be issued at $0.08 per share totaling $75,921. (See Note 3 "LITIGATION").

                         ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 4.  SECURITIES PURCHASE AGREEMENTS (Continued)

         SECURITIES PURCHASE AGREEMENTS (Continued)

         On December 16, 2002, the Company entered into securities purchase agreements with various investors, pursuant to which the Company sold an aggregate of 10,450,000 shares of its common stock for total gross proceeds of approximately $836,000, or $0.08 per share. The shares of common stock were issued by the Company on January 2, 2003 along with warrants issued in December 2002 to purchase 6,270,000 shares of common stock at an exercise price of $0.12 per share until December 2007. In connection with these agreements, the Company paid finders' fees to Harbor View and AVIX consisting of (i) approximately $50,000 and (ii) warrants to purchase 627,000 shares of the Company common stock at an exercise price of $0.12 per share through December 2007. The fair value of all warrants issued under this agreement was estimated to be $368,000 (price per warrant ranging from $0.0485 to $0.0598 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 114%; a risk free interest rate of 3.1% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements.

         On December 23, 2002, the Company entered into a securities purchase agreement pursuant to which the Company sold to various investors 500,000 shares of common stock at $0.08 per share, for an aggregate purchase price of $40,000. These shares of common stock were issued during January 2003 along with warrants dated January 2003 to purchase 300,000 shares of common stock at an exercise price of $0.12 per share until January 2008. The fair value of all warrants issued under this agreement was estimated to be $16,000 (price per warrant $0.0528 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 114%; a risk free interest rate of 3.1% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements. In connection with this transaction the Company paid finders' fees to AVIX consisting of (i) $2,400 and (ii) warrants to purchase 30,000 shares of common stock at an exercise price per share of $0.12 until January 2008.

         During January 2003, pursuant to a securities purchase agreement with various investors, the Company issued 1,550,000 shares of common stock at a price of $0.08 per share, for a total purchase price of $124,000, along with warrants to purchase 930,000 shares of common stock at an exercise price of $0.12 per share until January 2008. The fair value of all warrants issued under this agreement was estimated to be $57,000 (price per warrant of $0.0598 to $0.0624 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 114%; a risk free interest rate of 3.1% and an expected holding period of five years. This amount is being amortized to interest expense in the accompanying consolidated financial statements In connection with this transaction the Company paid a finders' fee to AVIX consisting of
         (i) $7,440 and (ii) issued warrants to purchase 93,000 shares of common stock at an exercise price per share of $0.12 until January 2008.

                         ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 4.  SECURITIES PURCHASE AGREEMENTS (Continued)

         SECURITIES PURCHASE AGREEMENTS (Continued)

         During March 2003, pursuant to a securities purchase agreement with various investors, the Company issued 1,250,000 shares of common stock at $0.08 per share, for a total purchase price of $100,000, along with warrants to purchase 750,000 shares of common stock at an exercise price of $0.12 per share through March 2007. The fair value of all warrants issued under this agreement was estimated to be $46,000 (price per warrant of $0.0572 to $0.0624 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 114%; a risk free interest rate of 3.1% and an expected holding period of five years. In connection with this transaction the Company paid finders' fees to Harbor View consisting of (i) $6,000 and (ii) warrants to purchase 75,000 shares of common stock at an exercise price per share of $0.12 until March 2006.

         SUBSEQUENT FINANCINGS - SECURITIES PURCHASE AGREEMENTS AND CONVERTIBLE DEBENTURE

         In April and May 2003, pursuant to securities purchase agreements with various investors, the Company sold 3,587,500 shares of common stock at a price of $0.08 per share and issued warrants to purchase 2,152,000 shares of common stock at an exercise price per share of $0.12 through April and May 2007, for an aggregate purchase price $287,000. In connection with this transaction, the Company paid a finders' fee to Harbor View consisting of (i) $17,000 and (ii) warrants to purchase 215,250 shares of common stock at an exercise price per share of $0.12 through April 2007.

         On April 11, 2003, pursuant to a securities purchase agreement with James F. Dicke II, a former member of the Company's Board of Directors, the Company sold 3,125,000 shares of common stock at $0.08 per share for a total purchase price of $250,000, along with warrants to purchase 1,875,000 shares of common stock at an exercise price per share of $0.12 through April 2008.

         On April 28, 2003, pursuant to a securities purchase agreement with an investor, the Company sold 312,500 shares of common stock at $0.08 per share for a total purchase price of $25,000, along with warrants to purchase 187,500 shares of common stock at an exercise price per share of $0.12 through April 2008. In connection with this transaction, the Company paid a finders' fee consisting of warrants to purchase 15,625 shares of common stock at an exercise price per share of $0.12 per until April 2004.

                         ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




NOTE 4.  SECURITIES PURCHASE AGREEMENTS (Continued)

         SUBSEQUENT FINANCINGS - SECURITIES PURCHASE AGREEMENTS AND CONVERTIBLE DEBENTURE (Continued)

         On April 28, 2003, the Company entered into a securities purchase agreement with Cornell Capital Partners, LP, an institutional investor ("Cornell") to sell up to $2,500,000 of 5% convertible debentures, due April 28, 2008; of which $1,000,000 was purchased on April 28, 2003; $500,000 of convertible debentures will be purchased within 10 business days of the filing of the registration statement with the SEC to register the underlying shares; and $1,000,000 of convertible debentures will be purchased within 20 business days from the date the registration statement is declared effective by the SEC. In the event the closing bid price of the common stock on the date the Company's registration statement is declared effective by the SEC is less than $0.10, then the Company shall have the right to redeem the last $1,000,000 convertible debenture. The redemption price is the face amount of the convertible debenture. A 10% fee is paid to Cornell on each sale.

         Commencing July 27, 2003, Cornell may convert the debenture plus accrued interest, (which may be taken at Cornell's option in cash or common stock), into shares of the Company's common stock at a conversion price equal to the lesser of (a) $0.08 or (b) 80% of the lowest closing bid price of the Company's common stock for the 4 trading days immediately preceding the conversion date. Cornell may convert no greater than $600,000 in any thirty day calendar period.

         At the Company's option the Company may redeem a portion or all of the outstanding debenture at a price equal to 115% of the amount redeemed plus accrued interest and Cornell will receive a warrant to purchase 1,000,000 shares of the Company's stock for every $100,000 redeemed.

         Cornell received a warrant to purchase 15,000,000 shares of our common stock exercisable for 5 years at an exercise price per share of $0.097. The warrant is not exercisable prior to October 28, 2003.

         The legal expenses associated with this transaction are estimated to be approximately $50,000 of which $42,500 has been paid as of April 28, 2003.

                         ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 4.  SECURITIES PURCHASE AGREEMENTS (Continued)

         EQUITY LINE OF CREDIT

         On February 9, 2001, the Company entered into an equity line of credit agreement with Cornell to sell up to $50,000,000 of the Company's common stock. The line of credit expires August 14, 2003. Under such agreement, the Company may exercise "put options" to sell shares for certain prices based on certain average trading prices. Upon signing this agreement, the Company issued to its placement agent, May Davis Group, Inc., and certain investors, Class A warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price of $1.00 per share, exercisable in part or whole until February 9, 2006, and Class B warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price equal to the greater of $1.00 or 110% of the bid price on the applicable advance date. Such Class B warrants are exercisable pro rata with respect to the number of warrant shares as determined by the fraction of the advance payable on that date as the numerator and $20,000,000 as the denominator multiplied by 5,000,000 until sixty (60) months from the date of issuance. As of March 31, 2003, the Company has not drawn on the equity line of credit.

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

         On April 28, 2003, the Company entered into an equity line of credit agreement with Cornell. The equity line agreement provides, generally, that Cornell has committed to purchase up to $50 million of the Company's common stock over a three-year period, with the timing and amount of such purchases, if any, at the Company's discretion, provided, however, that the maximum amount of each advance is $500,000, and the date of each advance shall be no less than six trading days after the Company's notification to Cornell of their obligation to purchase shares. Any shares of common stock sold under the equity line will be priced at the lowest closing bid price of our common stock during the five consecutive trading days following the Company's notification to Cornell requesting an advance under the equity line. In addition, at the time of each advance, the Company is obligated to pay Cornell a fee equal to five percent (5%) of the amount of each advance. However, Cornell's obligation to purchase and the Company's obligation to sell the common stock is conditioned upon the per share purchase price being equal to or greater than a price the Company sets on the advance notice date, the minimum acceptable price, which may not be set any closer than 7.5% percent below the closing bid price of the common stock the day prior to the advance notice date. In addition, there are certain other conditions applicable to the Company's ability to draw down on the equity line including the filing and effectiveness of a registration statement registering the resale of all shares of common stock that may be issued to Cornell under the equity line and the Company's adherence with certain covenants. In connection with this agreement, the Company issued 116,279 shares of our common stock to Katalyst LLC in consideration for its exclusive placement agent services.

                         ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 5.  DISCONTINUED OPERATIONS

         During 2002, the Board of Directors approved a plan to sell Advance Viral Research, Ltd. (LTD), the Company's Bahamian subsidiary. SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale to be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented was reclassified as discontinued operations. The following table details the amounts reclassified to discontinued operations:



                                                               Inception
                                       Three Months          (February 20,
                                     Ended March 31,           1984) to
                                 -----------------------       March 31,
                                   2003          2002            2003
                                 --------     -----------     -----------

Revenues                         $     --     $        --     $        --
                                 --------     -----------     -----------
Costs and Expenses:
   General and administrative       5,691          37,224       1,316,041
   Depreciation                     3,961           5,212         275,459
                                 --------     -----------     -----------

                                    9,652          42,436       1,591,500
                                 --------     -----------     -----------
Loss from Operations               (9,652)        (42,436)     (1,591,500)
Other Income                           --              --           4,655
                                 --------     -----------     -----------
   Discontinued operations       $ (9,652)    $   (42,436)    $(1,586,845)
                                 ========     ===========     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements of Advanced Viral Research Corp. included in Item 1 of this Quarterly Report on Form 10-Q. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

         Since our inception in July 1985, we have been engaged primarily in research and development activities. We have not generated significant operating revenues, and as of March 31, 2003 we had incurred a cumulative net loss of $52,887,259. Our ability to generate substantial operating revenue depends upon our success in gaining FDA approval for the commercial use and distribution of Product R. All of our research and development efforts have been devoted to the development of Product R.

         Our operations over the last five years have been limited principally to research, testing and analysis of Product R in the United States, and since November 2002 primarily in Israel, either in vitro (outside the living body in an artificial environment, such as in a test tube), or on animals, and engaging others to perform testing and analysis of Product R on human patients both inside and outside the United States. On July 30, 2001, we submitted an IND application to the FDA to begin Phase 1 clinical trials of Product R as a topical treatment for genital warts caused by the human papilloma virus (HPV) infection. In September 2001, the FDA cleared the IND application to begin Phase 1 clinical trials. Our Phase 1 study was performed in the United States on human volunteers. In March 2002, we completed the Phase 1 trial and submitted to the FDA the results, which indicated that Product R was safe and well tolerated dermatologically in all the doses applied in the study. Currently, we do not have sufficient funds available to pursue the Phase 2 clinical trials of Product R as a topical treatment for genital warts caused by HPV infection.

         In November 2002 we began testing injectable Product R in the following clinical trials in Israel:

         o PHASE I/PHASE II STUDY IN CACHECTIC PATIENTS NEEDING SALVAGE THERAPY FOR AIDS. These patients have failed highly active anti-retroviral therapy (HAART), remain on HAART, and require salvage therapy. We believe that Product R may have three major beneficial effects in patients with AIDS. First, its therapeutic effects on body wasting (cachexia) seen in patients with AIDS. Second, the mitigation of the toxicity of drugs included in HAART regimens for the treatment of AIDS. Third, the synergistic activity with drugs used in HAART regimens to suppress the replication of HIV and increase the CD4 and CD8 cell counts in patients with AIDS. Thus, we believe that Product R may prove to be an important "enabler" drug in the treatment of AIDS.

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

         Our 12-month agreement formalized in April 2001 with the Selikoff Center in Israel to develop clinical trials in Israel using Product R has concluded. The amount paid under the agreement was $242,000.

         In September 2002, we entered into a contract with EnviroGene LLC, an affiliate of the Selikoff Center, to conduct, evaluate and maintain the scientific quality for the three clinical studies listed above. Under the terms of this agreement, EnviroGene will (1) finalize all Israeli government and hospital approval documents, (2) complete and organize the three clinical trials including establishing a network of scientists to perform said study/trial and initiate recruitment of patients and (3) perform the studies/trials and evaluate the results. Total costs incurred by EnviroGene LLC in connection with these clinical trials are expected to be $1,551,000, of which $825,000 has been paid through March 31, 2003, and $199,000 was paid during the first quarter of 2003. It is anticipated that these trials will support future FDA applications.

         In the fourth quarter of 2002, we entered into various agreements supporting the clinical trials in Israel aggregating approximately $1,000,000 to be paid over a twelve-month period. These services include the monitoring and auditing of the clinical sites, hospital support and laboratory testing. Approximately $76,000 has been paid through March 31, 2003, of which $53,000 was paid during the first quarter of 2003.

         In March 2003, we commenced discussions and began to draft protocols to expand the ongoing Israeli clinical trials of Product R for the treatment of AIDS patients (who have failed HAART and remain on HAART therapy) into late Phase II blinded, controlled clinical trials.

         On July 8, 2002, we extended an agreement with the Weizmann Institute of Science and Yeda its developmental arm in Israel, to conduct research on the effects of Product R on the immune system, especially on T lymphocytes. In addition, scientists will explore the effects of Product R in animal models. Under its provisions the study period is extended for another twelve months to

July 7, 2003. Total costs incurred in connection with this research are expected to be $138,000, of which payments of $40,000 were made in each of July 2002 and November 2002.

         Whether we will be able to proceed with clinical trials in Israel for injectable Product R or anywhere else in the world is dependent upon our ability to secure sufficient funds. If sufficient funds do not become available, we will have to curtail our operations by, among other things, limiting our clinical trials for Product R. We may not be able to raise the funds we currently need to continue or complete the clinical trials for injectable Product R in Israel. While we continue to attempt to secure funds through the sale of our securities, there is no assurance that such funds will be raised on favorable terms, if at all.

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

RESULTS OF OPERATIONS

         For the three months ended March 31, 2003, we incurred losses from continuing operations of approximately $1,740,000 vs. $2,831,000 for the three months ended March 31, 2002. Our current losses were attributable primarily to:

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses decreased in the three months ended March 31, 2003 to approximately $458,000 vs. approximately $1,661,000 during the three months ended March 31, 2002. We have reduced our research and development activities to include only research performed in Israel. As such, allocations for research and development related expenses such as salaries, benefits, rent and utilities at our headquarters in Yonkers, New York, which were made for the quarter ended March 31, 2002, were not made for the quarter ended March 31, 2003, with the exception of our Chief Scientific Officer, who is also our Chief Executive Officer, who allocates approximately 30% of his time to oversight of our clinical trials and therefore approximately $31,000 of his compensation has been allocated to research and development expense with the balance allocated to general and administrative expense for the quarter ended March 31, 2003. The decrease in research and development expenses primarily resulted from:

         o allocation of research and development expenditures relating to salaries and benefits of approximately $31,000 were made for the three months ended March 31, 2003 vs. approximately $492,000 for salaries and benefits and approximately $73,000 for rent and utilities allocated to research and development during the first quarter ended March 31, 2002;

         o expenditures in connection with Product R research in Israel were $412,000 for the three months ended March 31, 2003 vs. $40,000 for the three months ended March 31, 2002, which increase was attributable to payments of approximately $299,000 made to EnviroGene, $44,000 made to Quintiles Israel Ltd. and $40,000 made to the Weizmann Institute of Science;

         o consulting expenses payable to GloboMax LLC in connection with the preparation and filing with the FDA of the IND for Product R were $0 for the three months ended March 31, 2003 vs. $910,000 for the three months ended March 31, 2002; and

         o expenditures for laboratory supplies were $0 for the three months ended March 31, 2003 vs. $136,000 for the three months ended March 31, 2002;

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased to approximately $863,000 for the three months ended March 31, 2003 vs. $691,000 for the three months ended March 31, 2002. The increase in general and administrative expenses primarily resulted from:

         o increased professional fees of approximately $295,000 for the three months ended March 31, 2003 vs. $176,000 for the three months ended March 31, 2002, which increase was primarily attributable to certain legal fees for litigation ($193,000 for the three months ended March 31, 2003 vs. $0 for the three months ended March 31, 2002) (See "Legal Proceedings");

         o increased payroll and related expenses of approximately $267,000 for the three months ended March 31, 2003 vs. $223,000 for the three months ended March 31, 2002, which increase is attributable to the allocation of staff from research and development functions. Currently, salaries and benefits are recorded as general and administrative expense with the exception of our Chief Scientific Officer, who is also our Chief Executive Officer, who allocates approximately 30% of his time to oversight of our clinical trials. Therefore, approximately $31,000 of his compensation has been allocated to research and development expense and the balance of $71,000 has been allocated to general and administrative expense for the quarter ended March 31, 2003. Payroll and related expenses for March 31, 2002 before allocation to research and development was approximately $715,000. Before allocations, payroll and related expenses decreased to $298,000 for the three months ended March 31, 2003 vs. $715,000 for the three months ended March 31, 2002 due to a reduction of personnel during 2002 from 35 as of March 31, 2002 to 10 employees as of March 31, 2003;

         o increased rent and utility expenses of approximately $104,000 for the three months ended March 31, 2003 vs. $18,000 for the three months ended March 31, 2002, which increase is attributable to the allocation of rent and utilities from research and development expense to general and administrative expense. Currently, all rent and utilities expenses are recorded as general and administrative expense. Rent and utility expenses for March 31, 2002 before allocation to research and development was approximately $92,000.

         DEPRECIATION EXPENSE. Our increased losses are also due to increased depreciation expense of approximately $238,000 for the three months ended March 31, 2003 vs. $228,000 for the three months ended March 31, 2002, for assets acquired during 2002 which are depreciated over a full year.


         INTEREST INCOME (EXPENSE). Interest income increased approximately $6,000 for the three months ended March 31, 2003 vs. $2,000 for the three months ended March 31, 2002 due to increased cash balances invested in money market accounts.

         Our losses during the three months ended March 31, 2003 are also due to interest expense of approximately $187,000 vs. $253,000 for the three months ended March 31, 2002. Included in the interest expense are:

         o the beneficial conversion feature on certain convertible debentures of approximately $25,000 for the three months ended March 31, 2003 vs. $0 for the three months ended March 31, 2002;

         o interest expense associated with certain convertible debentures of approximately $15,000 for the three months ended March 31, 2003 vs. $0 for the three months ended March 31, 2002;

         o amortization of discount on certain warrants of approximately $131,000 for the three months ended March 31, 2003 vs. $242,000 for the three months ended March 31, 2002; and

         o amortization of loan costs of approximately $13,000, for the three months ended March 31, 2003 vs. $4,000 for the three months ended March 31, 2002.

         LOSS FROM CONTINUING OPERATIONS. Losses from continuing operations for the three months ended March 31, 2003 was approximately $1,740,000 vs. approximately $2,831,000 for the three months ended March 31, 2002. The decrease resulted primarily from a reduction in expenses associated with a reduction of personnel during 2002 from 33 to 10 employees, conclusion of a consulting contract with Globomax relating to research and development, and concentrating all research and development activities on clinical trials and research in Israel.

         LOSS FROM DISCONTINUED OPERATIONS. Losses from discontinued operations for the three months ended March 31, 2003 were approximately $10,000 vs. approximately $42,000 for the three months ended March 31, 2002, which losses resulted from our 99% owned Bahamian subsidiary, Advance Viral Research Ltd. held for sale. During 2002, our Board of Directors approved a plan to sell Advance Viral Research Ltd. ("AVR Ltd."), our Bahamian subsidiary. The decision was based upon the completion of construction on our facility in Yonkers, New York capable of providing all functions previously provided by the Freeport, Bahamas plant. The assets of AVR Ltd. have been classified on our Consolidated Balance Sheet at March 31, 2003 and December 31, 2002 as Assets held for Sale. AVR Ltd. had no liabilities as of March 31, 2003 and December 31, 2002, except inter-company payables which have been eliminated in consolidation. The operations for AVR Ltd. have been classified in the Consolidated Statements of Operations for the period ended March 31, 2003 and 2002 as Loss from Discontinued Operations.

         REVENUES. We had no revenues for the three months ended March 31, 2003 or March 31, 2002.

LIQUIDITY

         As of March 31, 2003, we had current assets of approximately $847,000 compared to approximately $1,770,000 as of December 31, 2002. We had total assets of approximately $3,865,000 and $4,946,000 at March 31, 2003 and December 31, 2002, respectively. The decrease in current and total assets was primarily attributable to less cash on hand resulting from the use of cash for funding operating expenditures. As of March 31, 2003, we had current liabilities of approximately $2,082,000 compared to approximately $685,000 as of December 31, 2002. The increase in current liabilities was primarily attributable to a litigation settlement of approximately $1,099,000. (See "Legal Proceedings").

         During the three months ended March 31, 2003, we used cash of approximately $1,133,000 for operating activities, as compared to approximately $2,571,000 during the three months ended March 31, 2002. During the three months ended March 31, 2003, our expenses included:

         o approximately $298,000 for payroll and related costs primarily for administrative staff, scientific personnel and executive officers;

         o approximately $295,000 for other professional and consulting fees, including $193,000 for legal fees relating to litigation. (See "Legal Proceedings");

         o  approximately $91,000 for insurance costs;

         o approximately $104,000 for rent and utilities for our Yonkers facility; and

         o approximately $402,000 for expenditures for Product R research in Israel.

         During the three months ended March 31, 2003, cash flows provided by financing activities were from the sale of our securities of approximately $210,000 offset by principal payments of $46,000 on equipment obligations. During the three months ended March 31, 2003, cash flow provided by investing activities reflected the sale of an automobile located at our facility in the Bahamas.

         On February 9, 2001 we entered into an equity line of credit agreement with Cornell Capital Partners, LP, an institutional investor ("Cornell"). Under the equity line of credit agreement, we have the right to put shares of our common stock to Cornell from time to time to raise up to $50,000,000, subject to certain conditions and restrictions. Under the terms of a registration rights agreement entered in connection with the equity line of credit, in February 2001 we filed with the Securities and Exchange Commission a registration statement to register the resale of shares of common stock purchased by Cornell upon the exercise of each put option and related warrants, which registration statement was declared effective by the Commission. To date, we have not drawn down on the equity line of credit.

         On April 28, 2003, we entered into an equity line of credit agreement with Cornell. The equity line agreement provides, generally, that Cornell has committed to purchase up to $50 million of our common stock over a three-year period, with the timing and amount of such purchases, if any, at our discretion, provided, however, that the maximum amount of each advance is $500,000, and the date of each advance shall be no less than six trading days after our notification to Cornell of its obligation to purchase shares. Any shares of common stock sold under the equity line will be priced at the lowest closing bid price of our common stock during the five consecutive trading days following our notification to Cornell requesting an advance under the equity line. In addition, at the time of each advance, we are obligated to pay Cornell a fee equal to five percent (5%) of the amount of each advance. However, Cornell's obligation to purchase and our obligation to sell our common stock is conditioned upon the per share purchase price being equal to or greater than a price we set on the advance notice date, the minimum acceptable price, which may not be set any closer than 7.5% percent below the closing bid price of the common stock the day prior to the date we notify Cornell of its obligation to purchase shares. In addition, there are certain other conditions applicable to our ability to draw down on the equity line including the filing and effectiveness of a registration statement registering the resale of all shares of common stock that may be issued to Cornell under the equity line and our adherence with certain covenants. There can be no assurance of the amount of proceeds we will receive, if any, under the equity line of credit with Cornell. In connection with this agreement, we issued 116,279 shares of our common stock to Katalyst LLC in consideration for its exclusive placement agent services.

         We adopted a 401(k) plan that allows eligible employees to contribute up to 20% of their salary, subject to annual limits, which were $11,000 in 2002 and $11,000 in 2003. We match 50% of the first 6% of the employee contributions with our common stock and may from time to time, at our discretion, make additional contributions based upon earnings. In May 2002 we funded our matching contribution of approximately $33,000 for the year ended December 31, 2001 by purchasing our common stock in open market transactions. At December 31, 2002 we accrued $40,675 to fund the 401k plan representing our match for the plan year 2002. We intend to purchase our common stock in the open market at prevailing market prices to satisfy our 2002 matching contribution obligations. In March 2003, we amended the terms of the 401(k) plan to terminate our obligation to make matching contributions.

         To reduce operating costs, in November 2002 we reduced our personnel from 33 to 10 employees. This will allow us to focus on the completion of our clinical studies and maintain the critical functions and scientific personnel to manage the clinical trials and continue operations. The severance cost for these employees was approximately $54,000 which was expensed during the fourth quarter of 2002.

CAPITAL RESOURCES

         We have been dependent upon the proceeds from the continued sale of securities for the funds required to continue operations at present levels and to fund further research and development activities. The following table summarizes sales of our securities over the last two years.


      ......................................................................................................................
                                                                                      PURCHASE PRICE
                                                            CONVERTIBLE/              CONVERSION PRICE   MATURITY DATE/
      DATE ISSUED   GROSS PROCEEDS   SECURITY ISSUED        EXERCISABLE INTO          /EXERCISE PRICE    EXPIRATION DATE
      -----------   --------------   ---------------        ----------------         -----------------   ---------------
    Jul-2001      $1,000,000        common stock           3,125,000 shares         $0.32 per share     n/a
     ......................................................................................................................
     Jul-2001      $490,000         common stock           1,225,000 shares          $0.40 per share    n/a
     ......................................................................................................................
                                    warrants               367,500 shares            $0.48 per share    7/27/2006
     ......................................................................................................................
                                                           367,500 shares            $0.56 per share
    ......................................................................................................................
    Aug-2001      $600,000          common stock           2,000,000 shares         $0.30 per share     n/a
    ......................................................................................................................
    Sep-2001      $1,000,000        common stock           6,666,667 shares         $0.15 per share     n/a
    ......................................................................................................................
    Dec-2001      $2,000,000        common stock           7,407,407 shares         $0.27 per share     n/a
    ......................................................................................................................
    Dec-2001      $410,000          common stock           1,518,519 shares         $0.27 per share     n/a
    ......................................................................................................................
    Dec-2001      $200,000          common stock           740,741 shares           $0.27 per share     n/a
    ......................................................................................................................
    Feb-2002      $500,000          common stock           3,333,333 shares         $0.15 per share     n/a
    ......................................................................................................................
    Feb-2002      $500,000          common stock           3,333,333 shares         $0.15 per share     n/a
    ......................................................................................................................
    Mar-2002      $500,000          common stock           3,333,333 shares         $0.15 per share     n/a
    ......................................................................................................................
    Apr-2002      $1,939,000        common stock           17,486,491 shares        $0.11089 per share  n/a
    ......................................................................................................................
    May-2002      $500,000          convertible debenture  Approx. 4,412,000 shares (1)                 5/30/2004
    ......................................................................................................................
    May-2002      consulting        warrants               1,000,000 shares         $0.18 per share     5/30/2008
                  services
    ......................................................................................................................
    Jul-2002      $1,000,000        convertible debenture  Approx. 9,350,000 shares (2)                 7/3/2004
    ......................................................................................................................
    Jul-2002      $500,000          convertible debenture  Approx. 4,588,000 shares (3)                 7/15/2004
    ......................................................................................................................
    Sep-2002      $3,010,000        common stock           21,500,000 shares (4)    $0.14 per share     n/a
    ......................................................................................................................
                                    common stock           947,000 shares (5)       $0.08 per share     n/a
    ......................................................................................................................
    Dec-2002 &    $1,100,000        common stock           13,750,000 shares        $0.08 per share     n/a
    Mar-2003
    ......................................................................................................................
                                    warrants               9,075,000 shares         $0.12 per share     12/2007 - 3/2008
    ......................................................................................................................
    Apr-May 2003  $562,000          common stock           7,025,000 shares         $0.08 per share     n/a
    ......................................................................................................................
                                    warrants               4,445,875 shares         $0.12 per share     4/2004 - 4/2008
    ......................................................................................................................
    Apr-2003      $1,000,000        convertible debenture  Approx. 12,500,000       (6)                 4/2008
                                                           shares
    ......................................................................................................................
                                    warrants               15,000,000 shares        $0.097 per share    4/2008
                                                                                    (7)
    ......................................................................................................................

-------------------------
(1) $0.11 per share for the first 20% of the principal balance of the Debenture, thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of (i) 90% of the average closing bid price for the five trading days prior to the conversion date (the "Market Price"); or (ii) ten cents ($0.10) which amount is subject to certain adjustments.

(2) $0.1539 per share for the first 20% of the principal balance of the Debenture, thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of (i) 90% of the Market Price; or (ii) ten cents ($0.10) which amount is subject to certain adjustments.

(3) $0.1818 per share for the first 20% of the principal balance of the Debenture, thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of (i) 90% of the Market Price; or (ii) ten cents ($0.10) which amount is subject to certain adjustments.

(4) Does not include an additional 1,032,000 shares of common stock issued to H.C. Wainwright & Co. as part of the finder's fee for the transaction.

(5) Represents shares issued in connection with certain settlement and mutual release agreements entered in May 2003, pursuant to which, among other things, warrants to purchase 16,125,000 shares of our common stock were cancelled, we will issue an aggregate of 947,000 shares of our common stock and agreed to pay an aggregate of $1,047,891 to such parties, of which $726,463 has been paid to date, and of which $321,428 shall be paid in five equal monthly installments until September 2003. See "Legal Proceedings."

(6) The debentures are convertible commencing July 27, 2003 at a conversion price equal to the lesser of (i) $0.08 or (ii) 80% of the lowest closing bid price of our common stock for the four trading days immediately preceding the conversion date. The holder may not convert more than $600,000 in any thirty-day calendar period.

(7)   The warrants are exercisable commencing October 28, 2003.

         On March 31, 2000, we filed a shelf registration statement on Form S-3 with the SEC relating to the offering of shares of our common stock to be used in connection with financings. As of March 31, 2003, we had issued and sold approximately 59 million shares of our common stock and received gross proceeds of approximately $11.2 million under the shelf registration statement. The shelf registration statement is no longer available for our use.

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

         During the second quarter of 2002, we issued to certain investors an aggregate of $2,000,000 principal amount of our 5% convertible debentures at par in several private placements. Under the terms of each 5% convertible debenture, 20% of the original issue is convertible on the original date of issue at a price equal to the closing bid price quoted on the OTC Bulletin Board on the trading day immediately preceding the original issue date (except for the $500,000 of the debentures which had an initial conversion price of $0.11 per share). Thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of (i) 90% of the average closing bid price for the five trading days prior to the conversion date; or
(ii) ten cents ($0.10) which amount is subject to certain adjustments. The convertible debentures, including interest accrued thereon, are payable by Advanced Viral in shares of common stock and mature two years from the date of issuance. The shares issued upon conversion of the debentures cannot be sold or transferred for a period of one year from the applicable vesting date of the convertible portion of the debentures. As of March 31, 2003, principal and interest on the debentures in the amount of $812,904 had been converted into 6,877,255 shares of our common stock.

         On September 10, 2002, we issued and sold an aggregate of 21,500,000 shares of our common stock pursuant to a Securities Purchase Agreement with certain investors for total proceeds of approximately $3,010,000, or $0.14 per share, along with warrants to purchase 16,125,000 shares of our common stock at an exercise price of $0.25 per share, subject to adjustment, as described below. In addition, pursuant to a placement agent agreement with H. C. Wainwright & Co., Inc. ("HCW"), we paid HCW a placement fee of $150,500 cash and issued to HCW 1,032,000 shares of our common stock. An adjustment provision in the warrants provided that at 60 and 120 trading days following the original issue date of the warrants, a certain number of warrants shall become exercisable at $0.001. The number of shares for which the warrants are exercisable at $0.001 per share is equal to the positive difference, if any, between (i) $3,010,000 divided by the volume weighted average price ("VWAP") of our common stock for the 60 trading days preceding the applicable determination date and (ii) 21,500,000, provided however, that no adjustment will be made in the event that the VWAP for the 60 trading day period preceding the applicable determination date is $0.14 or greater. In December 2002 we filed suit against certain of the investors in connection with the warrant repricing provisions of the agreement, and during May 2003, we entered into settlement and mutual release agreements with the parties involved in both the Florida and New York litigation, which, among other things, dismissed the lawsuits with prejudice, and Alpha Capital separately dismissed its lawsuit with prejudice. Pursuant to the agreements, in exchange for release by the parties to the lawsuits and certain parties to the September 2002 financing of their right to exercise the warrants issued in the September 2002 financing, we issued an aggregate of 947,000 shares of our common stock and agreed to pay an aggregate of $1,047,891 to such parties, of which $726,463 has been paid to date, and of which $321,428 shall be paid in five equal monthly installments until September 2003. 680,000 of the shares issued are subject to a 145-day lock-up agreement. (See "Legal Proceedings").

         From December 2002 through March 2003, pursuant to securities purchase agreements with various purchasers, we authorized the issuance of and sold 13,750,000 shares of our common stock and warrants to purchase up to 8,250,000 shares of our common stock at $0.08 per share, for an aggregate purchase price of $1,100,000. In connection with the agreement, we paid finders' fees to Harbor View Group and AVIX, Inc consisting of (i) approximately $66,000 and (ii) warrants to purchase 825,000 shares of our common stock. All of the aforementioned warrants are exercisable at $0.12 per share commencing six months after the closing date of the agreement, for a period of five years. As of the date of this report, none of such warrants had been exercised.
         In April and May 2003, pursuant to securities purchase agreements with various investors, we sold 3,587,500 shares of our common stock at a price of $0.08 per share and issued warrants to purchase 2,152,500 shares of common stock at an exercise price per share of $0.12 through April and May 2007, for an aggregate purchase price $287,000. In connection with this transaction, we will pay a finders' fee to Harbor View consisting of (i) $17,000 and (ii) warrants to purchase 215,250 shares of common stock at an exercise price per share of $0.12 through April 2007.

         On April 11, 2003 pursuant to a securities purchase agreement with James F. Dicke II, a former member of our Board of Directors, we sold 3,125,000 shares of common stock and warrants to purchase 1,875,000 shares of common stock at an exercise price of $0.12 per share through April 2007, for an aggregate purchase price of $250,000.

         On April 28, 2003 pursuant to a securities purchase agreement with an investor, we sold 312,500 shares of common stock and warrants to purchase 187,500 shares of common stock at an exercise price of $0.12 per share through April 2007, for an aggregate purchase price of $25,000. In connection with the transaction, we paid a finders' fee consisting of warrants to purchase 15,625 shares of our common stock at an exercise price per share of $0.12 until April 2004.

         On April 28, 2003 we entered into a securities purchase agreement with Cornell to sell up to $2,500,000 of our 5% convertible debentures, due April 28, 2008, of which $1,000,000 was purchased on April 28, 2003; $500,000 of convertible debentures will be purchased within 10 business days of the filing of the registration statement with the SEC covering the registration of shares underlying the convertible debentures; and $1,000,000 of convertible debentures will be purchased within 20 business days from the date the registration statement is declared effective by the SEC. Pursuant to the Agreement, Cornell or its assignees will receive cash compensation equal to 10% of the gross proceeds of the convertible debentures purchased by Cornell, along with warrants to purchase an aggregate of 15,000,000 shares of our common stock at an exercise price of $0.097 commencing on October 28, 2003 through April 28, 2008. In the event the closing bid price of our common stock on the date our registration statement is declared effective by the SEC is less than $0.10, then we have the right to redeem the last $1,000,000 convertible debenture at the face amount of the convertible debenture within 10 days of the effectiveness of the registration statement. Pursuant to the terms of the agreement, commencing July 27, 2003, Cornell may convert the debenture plus accrued interest, (which may be taken at Cornell's option in cash or common stock), in shares of our common stock at a conversion price equal to the lesser of (a) $0.08 or (b) 80% of the lowest closing bid price of our common stock for the four trading days immediately preceding the conversion date. No more than $600,000 may be converted in any thirty-day period. Subject to certain exceptions, at our option, we may redeem a portion or the entire outstanding debenture at a price equal to 115% of the amount redeemed plus accrued interest and Cornell will receive a warrant to purchase 1,000,000 shares of our stock for every $100,000 redeemed. The warrant shall be exercisable on a cash basis and have an exercisable price of the higher of 110% of the closing bid price of our common stock on the closing date or $0.08. The warrant shall have "piggy back" registration rights and shall survive for 5 years from the closing date. In addition, in connection with the securities purchase agreement, we issued to Cornell a warrant to purchase 15,000,000 shares of our common stock exercisable for 5 years at an exercise price of $0.097. The warrant is not exercisable prior to October 28, 2003.

         On April 28, 2003, we entered into another equity line of credit agreement with Cornell. The equity line agreement provides, generally, that Cornell has committed to purchase up to $50 million of our common stock over a three-year period, with the timing and amount of such purchases, if any, at our discretion, provided, however, that the maximum amount of each advance is $500,000, and the date of each advance shall be no less than six trading days after our notification to Cornell of its obligation to purchase shares. Any shares of common stock sold under the equity line will be priced at the lowest closing bid price of our common stock during the five consecutive trading days following our notification to Cornell requesting an advance under the equity line. In addition, at the time of each advance, we are obligated to pay Cornell a fee equal to five percent (5%) of the amount of each advance. However, Cornell's obligation to purchase and our obligation to sell our common stock is conditioned upon the per share purchase price being equal to or greater than a price we set on the advance notice date, the minimum acceptable price, which may not be set any closer than 7.5% percent below the closing bid price of the common stock the day prior to the date we notify Cornell of its obligation to purchase shares. In addition, there are certain other conditions applicable to our ability to draw down on the equity line including the filing and effectiveness of a registration statement registering the resale of all shares of common stock that may be issued to Cornell under the equity line and our adherence with certain covenants. There can be no assurance of the amount of proceeds we will receive, if any, under the equity line of credit with Cornell. In connection with this agreement, we issued 116,279 shares of our common stock to Katalyst LLC in consideration for its exclusive placement agent services.

OUTSTANDING SECURITIES

         As of May 14, 2003, in addition to the 474,042,609 shares of our common stock currently outstanding, we have: (i) outstanding stock options to purchase an aggregate of approximately 65.9 million shares of common stock at exercise prices ranging from $0.08 to $0.36, of which approximately 57.5 million are currently exercisable; (ii) outstanding warrants to purchase an aggregate of approximately 62.7 million shares of common stock at prices ranging from $0.097 to $1.00, of which warrants to purchase 42.7 million shares are currently exercisable; (iii) approximately 24.5 million shares of common stock underlying certain outstanding convertible debentures. The foregoing does not include shares issuable pursuant to the equity line of credit agreements.

         If all of the foregoing were fully issued, exercised and/or converted, as the case may be, we would receive proceeds of approximately $34.6 million, and we would have approximately 627.1 million shares of common stock outstanding. The sale or availability for sale of this number of shares of common stock in the public market could depress the market price of the common stock. Additionally, the sale or availability for sale of this number of shares may lessen the likelihood that additional equity financing will be available to us, on favorable or unfavorable terms. Furthermore, the sale or availability for sale of this number of shares could limit the annual amount of net operating loss carryforwards that could be utilized.

PROJECTED EXPENSES

         During the next 12 months, we expect to incur significant expenditures relating to operating expenses and expenses relating to regulatory filings and clinical trials for Product R. We currently do not have cash available to meet our anticipated expenditures.

         We are currently seeking additional financing. We anticipate that we can continue operations through May 2003 with our current liquid assets, if none of our outstanding options or warrants is exercised or additional securities sold. Any proceeds received from the exercise of outstanding options or warrants will contribute to working capital and increase our budget for research and development and clinical trials and testing, assuming Product R receives subsequent approvals to justify such increased levels of operation. The recent prevailing market price for shares of common stock has from time to time been below the exercise prices of certain of our outstanding options or warrants. As such, recent trading levels may not be sustained nor may any additional options or warrants be exercised. If none of the outstanding options or warrants is exercised, and we obtain no other additional financing, in order for us to achieve the level of operations contemplated by management, management anticipates that we will have to materially limit operations. We anticipate that we will be required to sell additional securities to obtain the funds necessary to continue operations and further our research and development activities. We are currently seeking debt financing, licensing agreements, joint ventures and other sources of financing, but the likelihood of obtaining such financing on favorable terms is uncertain. Management is not certain whether, at present, debt or equity financing will be readily obtainable or whether it will be on favorable terms. Because of the large uncertainties involved in the FDA approval process for commercial drug use on humans, it is possible that we will never be able to sell Product R commercially.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures designed to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. Our principal executive officer and principal financial officer have reviewed and evaluated our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to Advanced Viral required to be included in our periodic filings under the Exchange Act.

         Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In December 2002, we filed suit in the Circuit Court of the 11th Judicial Circuit of Miami-Dade County Florida charging that certain investors "misrepresented their intentions in investing in the Company" and "engaged in a series of manipulative activities to depress the price of Advanced Viral stock." We alleged that the defendants sought to "guarantee they would be issued significantly more shares of our common stock" as a result of warrant repricing provisions of a September 2002 financing agreement. We sought a judgment for damages, interest and costs.

         The complaint named SDS Merchant Fund, L.P., a Delaware limited partnership; Alpha Capital, A.G., located in Vaduz, Lichtenstein; Knight Securities, L.P., a limited partnership conducting securities business in Florida; Stonestreet Limited Partnership located in Canada; and Bristol Investment Fund, LTD., whose principal place of business is in Grand Cayman, Cayman Islands, among others. The complaint claimed that the "defendants had each, at times acting individually, and at times acting in concert with at least one or more of each other," engaged in practices that violated sections of the Florida Securities and Investor Protection Act.

         Also named as a plaintiff in the case is William B. Bregman, a resident of Miami-Dade County, Florida, and one of our largest shareholders. The complaint alleged that Mr. Bregman suffered losses of approximately $3.9 million as a result of the stock manipulation scheme. In January 2003, certain of the defendants removed the case to the U.S. District Court for the Southern District of Florida.

         The suit related to an agreement, announced September 9, 2002, pursuant to which we issued and sold to certain investors 21,500,000 shares of its common stock for total gross proceeds of $3,010,000, or $0.14 per share. We also issued warrants to purchase an aggregate of 16,125,000 shares of our common stock, which were covered by provisions that allowed for an adjustment of the warrant exercise price. The complaint charged the defendants with manipulating the share price to take favorable advantage of these warrant repricing provisions.

         Following the initiation of our lawsuit in Florida, three of the purchasers in the September financing (Alpha Capital, A.G., Bristol Investment Fund, Ltd. and Stonestreet Limited Partnership (the "Alpha Plaintiffs") filed separate lawsuits in the U.S. District Court for the Southern District of New York. The suits sought a preliminary injunction and other relief for breach of contract. The District Court entered an order on February 11, 2003 upon a motion of the Alpha Plaintiffs, that required that (i) we deliver to the Alpha Plaintiffs the shares of our common stock issuable upon exercise of the warrants; (ii) the Alpha Plaintiffs post a bond of either $100,000 or the market value of the warrant shares, whichever is higher for each group of warrants as of the first and second determination dates; and (iii) all the proceeds from the sale of the warrant shares be placed in escrow pending final resolution of the litigation. Within ten days of the entry of the order, we moved to alter/amend the judgment and/or for reconsideration of the Court's order requesting relief from the Court's order. The Court denied this motion and ordered us to immediately deliver the warrant shares to the Alpha Plaintiffs upon their payment of the exercise price and posting of a bond, without further delay and no later than April 8, 2003. We immediately appealed the order denying the motion for reconsideration.

         During May 2003, we entered into settlement and mutual release agreements with the parties involved in both the Florida and New York litigation, which, among other things, dismissed the lawsuits with prejudice, and Alpha Capital separately dismissed its lawsuit with prejudice. Pursuant to the agreements, in exchange for release by the parties to the lawsuits and certain parties to the September 2002 financing of their rights to exercise the warrants issued in the September 2002 financing, we issued an aggregate of 947,000 shares of our common stock and agreed to pay an aggregate of $1,047,891 to such parties, of which $726,463 has been paid to date, and of which $321,428 shall be paid in five equal monthly installments until September 2003. 680,000 of the shares issued are subject to a 145-day lock-up agreement.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         See Part I, Item 2 of this Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         During the quarter ended March 31, 2003, no matters were submitted to a vote of security holders of the Registrant, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

                  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS.  The following Exhibits are filed with this Report:


                     EXHIBIT NO.     DESCRIPTION
                     -----------     -----------

                        10.1 Securities Purchase Agreement dated as of April 28, 2003 between the Registrant and Cornell Capital Partners, LP.

                        10.2         5% Convertible Debenture dated April 28,
                                     2003.

                        10.3 Warrant dated April 28, 2003 to purchase 15,000,000 shares of common stock at an exercise price of $0.097 per share.

                        10.4 Registration Rights Agreement dated as of April 28, 2003 between the Registrant and Cornell Capital Partners, LP.

                        10.5 Equity Line of Credit Agreement dated as of April 28, 2003 between the Registrant and Cornell Capital Partners, LP.

                        10.6 Registration Rights Agreement dated as of April 28, 2003 between the Registrant and Cornell Capital Partners, LP.

                        99.1 Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                        99.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) REPORTS ON FORM 8-K.  None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ADVANCED VIRAL RESEARCH CORP.

Date: May 14, 2003                By: /s/ ALAN V. GALLANTAR
                                      -----------------------------------------
                                      Alan V. Gallantar, Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)


                                  By: /s/ SHALOM Z. HIRSCHMAN, M.D.
                                      -----------------------------------------
                                      Shalom Z. Hirschman, President and Chief
                                      Executive Officer

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

Date: May 14, 2003

/s/ ALAN GALLANTAR
-----------------------------------------
Alan Gallantar, Chief Financial Officer

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

Date: May 14, 2003

/s/ SHALOM Z. HIRSCHMAN, M.D.
------------------------------------------------------
Shalom Z. Hirschman, M.D., Chief Executive Officer