Form 10-Q
period 2003-06-30
ADVANCED VIRAL RESEARCH CORP
filed 2003-08-14
CIK 786623

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ____________.

                        Commission File Number: 33-2262-A

                          ADVANCED VIRAL RESEARCH CORP.
             (Exact name of registrant as specified in its charter)

              Delaware                                   59-2646820
              --------                                   ----------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                  Identification Number)

  200 Corporate Boulevard South, Yonkers, New York                  10701
  ------------------------------------------------                --------
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

         The number of shares outstanding of the issuer's common stock, par value $0.00001 per share as of August 14, 2003 was 485,047,136.

                          ADVANCED VIRAL RESEARCH CORP.

                                    FORM 10-Q
                           Quarter Ended June 30, 2003


                                TABLE OF CONTENTS




PART I. FINANCIAL INFORMATION (UNAUDITED).........................................................................1

   Item 1.    Financial Statements (Unaudited)....................................................................1

   Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..............37

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........................................49

   Item 4.    Controls And Procedures............................................................................49

PART II. OTHER INFORMATION.......................................................................................49

   Item 1.    Legal Proceedings..................................................................................50

   Item 2.    Changes in Securities and Use of Proceeds..........................................................50

   Item 3.    Defaults upon Senior Securities....................................................................50

   Item 4.    Submission of Matters to Vote of Security Holders..................................................50

   Item 5.    Other Information..................................................................................50

   Item 6.    Exhibits and Reports on Form 8-K...................................................................50


                    PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Financial Statements (Unaudited)

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS




                                                                               June 30,             December 31,
                                                                                 2003                  2002
                                                                             ------------           ------------
                                                                             (Unaudited)              (Audited)
                                ASSETS
Current Assets:
   Cash and cash equivalents                                                 $    115,045           $  1,475,755
   Prepaid insurance                                                               98,742                 86,368
   Assets held for sale                                                           157,406                172,601
   Other current assets                                                            14,106                 35,527
                                                                             ------------           ------------
         Total current assets                                                     385,299              1,770,251

Property and Equipment, Net                                                     1,769,254              2,244,118

Other Assets                                                                    1,158,724                931,660
                                                                             ------------           ------------
         Total assets                                                        $  3,313,277           $  4,946,029
                                                                             ============           ============


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities:
   Accounts payable                                                               995,933                417,061
   Accrued liabilities                                                            164,886                137,646
   Current portion of capital lease obligation                                     42,738                104,719
   Current portion of note payable                                                 16,659                 25,165
                                                                             ------------           ------------
         Total current liabilities                                              1,220,216                684,591
                                                                             ------------           ------------

Long-Term Debt:
   Convertible debenture, net                                                   2,038,248              1,658,231
   Capital lease obligation                                                            --                  5,834
   Note payable                                                                        --                  4,879
                                                                             ------------           ------------
        Total long-term debt                                                    2,038,248              1,668,944
                                                                             ------------           ------------

Common Stock Subscribed but not Issued                                            125,000                883,900
                                                                             ------------           ------------

Commitments, Contingencies and Subsequent Events                                       --                     --
                                                                             ------------           ------------

Stockholders' (Deficit) Equity:
   Common stock; 1,000,000,000 shares of $.00001 par value
      authorized,483,484,636 and 455,523,990 shares issued
       and outstanding                                                              4,834                  4,555
   Additional paid-in capital                                                  58,589,787             57,530,605
   Deficit accumulated during the development stage                           (54,872,452)           (51,137,805)
   Discount on warrants                                                        (3,792,356)            (4,688,761)
                                                                             ------------           ------------
         Total stockholders' (deficit) equity                                     (70,187)             1,708,594
                                                                             ------------           ------------
         Total liabilities and stockholders' (deficit) equity                $  3,313,277           $  4,946,029
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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                               Inception
                                                  Three Months Ended               Six Months Ended           (February 20,
                                                       June 30,                         June 30,                 1984 to
                                          ------------------------------    ------------------------------       June 30,
                                              2003              2002              2003           2002              2003
                                          -------------    -------------    -------------    -------------    -------------
Revenues                                  $          --    $          --    $          --    $          --    $     231,892
                                          -------------    -------------    -------------    -------------    -------------

Costs and Expenses:
   Research and development                     389,100          878,093          847,010        2,539,266       19,162,426
   General and administrative                   805,014          659,148        1,668,216        1,350,219       19,262,693
   Compensation and other expense for
      options and warrants                        4,250          615,542            4,250          615,542        3,563,122
   Depreciation                                 237,284          231,214          475,024          459,311        2,642,213
                                          -------------    -------------    -------------    -------------    -------------
                                              1,435,648        2,383,997        2,994,500        4,964,338       44,630,454
                                          -------------    -------------    -------------    -------------    -------------

Loss from Operations                         (1,435,648)      (2,383,997)      (2,994,500)      (4,964,338)     (44,398,562)
                                          -------------    -------------    -------------    -------------    -------------

Other Income (Expense):
   Interest income                                1,661            2,752            7,850            4,823          909,285
   Other income                                      --               --               --               --          120,093
   Interest expense                            (544,507)        (270,204)        (731,646)        (523,006)      (9,607,224)
   Severance expense - former directors              --               --               --               --         (302,500)
                                          -------------    -------------    -------------    -------------    -------------
                                               (542,846)        (267,452)        (723,796)        (518,183)      (8,880,346)
                                          -------------    -------------    -------------    -------------    -------------

Loss from Continuing Operations              (1,978,494)      (2,651,449)      (3,718,296)      (5,482,521)     (53,278,908)
Loss from Discontinued Operations                (6,699)         (44,524)         (16,351)         (86,960)      (1,593,544)
                                          -------------    -------------    -------------    -------------    -------------

Net Loss                                  $  (1,985,193)   $  (2,695,973)   $  (3,734,647)   $  (5,569,481)   $ (54,872,452)
                                          =============    =============    =============    =============    =============

Net Loss Per Common Share
   Basic and Diluted:
      Continuing operations               $       (0.00)   $       (0.01)   $       (0.01)   $       (0.01)
      Discontinued operations                     (0.00)           (0.00)           (0.00)           (0.00)
                                          -------------    -------------    -------------    -------------
      Net loss                            $       (0.00)   $       (0.01)   $       (0.01)   $       (0.01)
                                          =============    =============    =============    =============

Weighted Average Number of
   Common Shares Outstanding                479,826,716      427,978,535      477,552,231      417,455,420
                                          =============    =============    =============    =============



                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2003


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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2003



                                                                    Common Stock                                          Deficit
                                                       -------------------------------------------                      Accumulated
                                                         Amount                                         Additional      during the
                                                           Per                                            Paid-In       Development
                                                          Share          Shares          Amount           Capital          Stage
                                                       -----------     -----------     -----------      -----------      ----------

Balance, December 31, 1986                                             154,666,014     $     1,547     $   307,534      $  (203,942)

Issuance of common stock, exercise of "A" warrants     $      0.03      38,622,618             386        1,158,321      --
Expenses of stock issuance                                                      --              --         (11,357)              --
Acquisition of subsidiary for cash                                              --              --         (46,000)              --
Cancellation of debt due to stockholders                                        --              --          86,565               --
Net loss, year ended December 31, 1987                                          --              --              --         (258,663)
                                                                       -----------     -----------      -----------      ----------

Balance, December 31, 1987                                             193,288,632           1,933       1,495,063         (462,605)

Net loss, year ended December 31, 1988                                          --              --              --         (199,690)
                                                                       -----------     -----------      -----------      ----------

Balance, December 31, 1988                                             193,288,632           1,933       1,495,063         (662,295)

Net loss, year ended December 31, 1989                                          --              --              --         (270,753)
                                                                       -----------     -----------      -----------      ----------

Balance, December 31, 1989                                             193,288,632           1,933       1,495,063         (933,048)

Issuance of common stock, expiration of redemption            0.05       6,729,850              67          336,475      --
   offer on "B" warrants
Issuance of common stock, exercise of "B" warrants            0.05         268,500               3           13,422      --
Issuance of common stock, exercise of "C" warrants            0.08          12,900              --            1,032      --
Net loss, year ended December 31, 1990                                          --              --              --         (267,867)
                                                                       -----------     -----------      -----------      ----------

Balance, December 31, 1990                                             200,299,882           2,003       1,845,992       (1,200,915)
                                                                       -----------     -----------      -----------      ----------




                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2003


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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2003



                                                                                                         Deficit
                                             Common Stock                                              Accumulated
                                ---------------------------------------                                 during the    Deferred
                                Amount                                        Additional  Subscrip-      Develop-      Compen-
                                 Per                                           Paid-In       tion         ment         sation
                                Share         Shares           Amount          Capital    Receivable      Stage         Cost
                                -----      -----------      -----------      -----------  ------------ -----------    ---------
Balance, December 31, 1993                 236,276,991      $     2,363      $ 3,416,070      $--      $(2,854,076)      $--

Issuance of common stock,
  for consulting services       $   0.05     4,750,000               47          237,453       --               --        --
Issuance of common stock,
  exercise of options               0.08       400,000                4           31,996       --               --        --
Issuance of common stock,
  exercise of options               0.10       190,000                2           18,998       --               --        --
Net loss, year ended
  December 31, 1994                                 --               --               --       --         (440,837)       --
                                           -----------      -----------      -----------      ---      -----------       ---

Balance, December 31, 1994                 241,616,991            2,416        3,704,517       --       (3,294,913)       --
                                                                                                                         ---
Issuance of common stock,
  exercise of options               0.05     3,333,333               33          166,633       --               --        --
Issuance of common stock,
  exercise of options               0.08     2,092,850               21          167,407       --               --        --
Issuance of common stock,
  exercise of options               0.10     2,688,600               27          268,833       --               --        --
Issuance of common stock,
  for consulting services           0.11     1,150,000               12          126,488       --               --        --
Issuance of common stock,
  for consulting services           0.14       300,000                3           41,997       --               --        --
Net loss, year ended
  December 31, 1995                                 --               --               --       --         (401,884)       --
                                           -----------      -----------      -----------      ---      -----------       ---

Balance, December 31, 1995                 251,181,774            2,512        4,475,875       --       (3,696,797)       --
                                           -----------      -----------      -----------      ---      -----------       ---




                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2003




                                           Common Stock                                                  Deficit
                               ------------------------------------                                    Accumulated
                                 Amount                                Additional                       during the    Deferred
                                  Per                                    Paid-In     Subscription      Development  Compensation
                                 Share     Shares          Amount        Capital      Receivable           Stage        Cost
                               --------- -----------    -----------    ----------    ------------      -----------  ------------
Balance, December 31, 1995               251,181,774    $     2,512    $ 4,475,875     $        --     $(3,696,797)    $     --

Issuance of common stock,
  exercise of options          $    0.05   3,333,334             33        166,634              --              --           --
Issuance of common stock,
  exercise of options               0.08   1,158,850             12         92,696              --              --           --
Issuance of common stock,
  exercise of options               0.10   7,163,600             72        716,288              --              --           --
Issuance of common stock,
  exercise of options               0.11     170,000              2         18,698              --              --           --
Issuance of common stock,
  exercise of options               0.12   1,300,000             13        155,987              --              --           --
Issuance of common stock,
  exercise of options               0.18   1,400,000             14        251,986              --              --           --
Issuance of common stock,
  exercise of options               0.19     500,000              5         94,995              --              --           --
Issuance of common stock,
  exercise of options               0.20     473,500              5         94,695              --              --           --
Issuance of common stock,
  for services rendered             0.50     350,000              3        174,997              --              --           --
Options granted                                   --             --        760,500              --              --     (473,159)
Subscription receivable                           --             --             --         (19,000)             --           --
Net loss, year ended
  December 31, 1996                               --             --             --              --      (1,154,740)          --
                                         -----------    -----------    -----------     -----------     -----------     --------

Balance, December 31, 1996               267,031,058          2,671      7,003,351         (19,000)     (4,851,537)    (473,159)
                                         -----------    -----------    -----------     -----------     -----------     --------






                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2003




                                              Common Stock                                               Deficit
                                   -----------------------------------                                 Accumulated
                                    Amount                               Additional                    during the      Deferred
                                     Per                                  Paid-In      Subscription    Development   Compensation
                                    Share      Shares        Amount       Capital       Receivable        Stage          Cost
                                   -------  ------------  ------------  ------------   ------------   ------------   ------------
Balance, December 31, 1996                   267,031,058  $      2,671  $  7,003,351   $    (19,000)  $ (4,851,537)  $   (473,159)

Issuance of common stock,
  exercise of options               $  0.08    3,333,333            33       247,633             --             --             --
Issuance of common stock,
  conversion of debt                   0.20    1,648,352            16       329,984             --             --             --
Issuance of common stock,
  conversion of debt                   0.15      894,526             9       133,991             --             --             --
Issuance of common stock,
  conversion of debt                   0.12    2,323,580            23       269,977             --             --             --
Issuance of common stock,
  conversion of debt                   0.15    1,809,524            18       265,982             --             --             --
Issuance of common stock,
  conversion of debt                   0.16      772,201             8       119,992             --             --             --
Issuance of common stock,
  for services rendered                0.41       50,000            --        20,500             --             --             --
Issuance of common stock,
  for services rendered                0.24      100,000             1        23,999             --             --             --
Beneficial conversion
  feature, February debenture                         --            --       413,793             --             --             --
Beneficial conversion
  feature, October debenture                          --            --     1,350,000             --             --             --
Warrant costs, February
  debenture                                           --            --        37,242             --             --             --
Warrant costs, October
  debenture                                           --            --       291,555             --             --             --
Amortization of deferred
  compensation cost                                   --            --            --             --             --        399,322
Imputed interest on
  convertible debenture                               --            --         4,768             --             --             --
Net loss, year ended
  December 31, 1997                                   --            --            --             --     (4,141,729)            --
                                            ------------  ------------  ------------   ------------   ------------   ------------

Balance, December 31, 1997                   277,962,574         2,779    10,512,767        (19,000)    (8,993,266)       (73,837)
                                            ------------  ------------  ------------   ------------   ------------   ------------






                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2003




                                         Common Stock                                                  Deficit
                               ----------------------------------                                    Accumulated
                               Amount                                 Additional                      during the       Deferred
                                 Per                                   Paid-In       Subscription     Development    Compensation
                                Share        Shares       Amount       Capital        Receivable         Stage           Cost
                               ------  ------------   ------------   ------------    ------------    ------------    ------------
Balance, December 31, 1997        --    277,962,574   $      2,779   $ 10,512,767    $    (19,000)   $ (8,993,266)   $    (73,837)

Issuance of common stock,
  exercise of options           $ 0.12      295,000              3         35,397              --              --              --
Issuance of common stock,
  exercise of options             0.14      500,000              5         69,995              --              --              --
Issuance of common stock,
  exercise of options             0.16      450,000              5         71,995              --              --              --
Issuance of common stock,
  exercise of options             0.20       10,000             --          2,000              --              --              --
Issuance of common stock,
  exercise of options             0.26      300,000              3         77,997              --              --              --
Issuance of common stock,
  conversion of debt              0.13    1,017,011             10        132,990              --              --              --
Issuance of common stock,
  conversion of debt              0.14    2,512,887             25        341,225              --              --              --
Issuance of common stock,
  conversion of debt              0.15    5,114,218             51        749,949              --              --              --
Issuance of common stock,
  conversion of debt              0.18    1,491,485             15        274,985              --              --              --
Issuance of common stock,
  conversion of debt              0.19    3,299,979             33        619,967              --              --              --
Issuance of common stock,
  conversion of debt              0.22    1,498,884             15        335,735              --              --              --
Issuance of common stock,
  conversion of debt              0.23    1,870,869             19        424,981              --              --              --
Issuance of common stock,
  for services rendered           0.21      100,000              1         20,999              --              --              --
Beneficial conversion
  feature, November debenture                    --             --        625,000              --              --              --
Warrant costs, November
  debenture                                      --             --         48,094              --              --              --
Amortization of deferred
  compensation cost                              --             --             --              --              --          59,068
Write off of subscription
  receivable                                     --             --        (19,000)         19,000              --              --
Net loss, year ended
  December 31, 1998                              --             --             --              --      (4,557,710)             --
                                       ------------   ------------   ------------    ------------    ------------    ------------

Balance, December 31, 1998              296,422,907          2,964     14,325,076              --     (13,550,976)        (14,769)
                                       ------------   ------------   ------------    ------------    ------------    ------------



                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2003



                                                 Common Stock                               Deficit
                                    -----------------------------------                   Accumulated
                                     Amount                                Additional      during the      Deferred       Discount
                                      Per                                   Paid-In        Development    Compensation       on
                                     Share     Shares         Amount        Capital           Stage          Cost         Warrants
                                    ------   -----------   ------------   ------------    ------------    ------------    --------
Balance, December 31, 1998                   296,422,907   $      2,964   $ 14,325,076    $(13,550,976)   $    (14,769)   $     --

Issuance of common stock,
  securities purchase agreement      $ 0.16    4,917,276             49        802,451              --              --          --
Issuance of common stock,
  securities purchase agreement        0.27    1,851,852             18        499,982              --              --          --
Issuance of common stock,
  for services rendered                0.22      100,000              1         21,999              --              --          --
Issuance of common stock,
  for services rendered                0.25      180,000              2         44,998              --              --          --
Beneficial conversion feature,
  August debenture                                    --             --        687,500              --              --          --
Beneficial conversion feature,
  December debenture                                  --             --        357,143              --              --          --
Warrant costs, securities
  purchase agreement                                  --             --        494,138              --              --    (494,138)
Warrant costs, securities
  purchase agreement                                  --             --         37,025              --              --     (37,025)
Warrant costs, August
  debenture                                           --             --         52,592              --              --          --
Warrant costs, December
  debenture                                           --             --          4,285              --              --          --
Amortization of warrant costs,
  securities purchase agreement                       --             --             --              --              --     102,674
Amortization of deferred
  compensation cost                                   --             --             --              --          14,769          --
Credit arising from modification
  of option terms                                     --             --        210,144              --              --          --
Net loss, year ended
  December 31, 1999                                   --             --             --      (6,174,262)             --          --
                                             -----------   ------------   ------------    ------------    ------------    --------

Balance, December 31, 1999                   303,472,035          3,034     17,537,333     (19,725,238)             --    (428,489)
                                             -----------   ------------   ------------    ------------    ------------    --------




                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2003



                                                     Common Stock                                    Deficit
                                         ---------------------------------------                   Accumulated
                                           Amount                                    Additional     during the      Discount
                                            Per                                       Paid-In       Development        on
                                           Share        Shares         Amount         Capital          Stage         Warrants
                                         --------    ------------   ------------    ------------    ------------    ----------
Balance, December 31, 1999                            303,472,035   $      3,034    $ 17,537,333    $(19,725,238)   $ (428,489)

Issuance of common stock,
  exercise of options                    $   0.14         600,000              6          83,994              --            --
Issuance of common stock,
  exercise of options                        0.15       1,600,000             16         239,984              --            --
Issuance of common stock,
  exercise of options                        0.16         650,000              7         103,994              --            --
Issuance of common stock,
  exercise of options                        0.17         100,000              1          16,999              --            --
Issuance of common stock,
  exercise of options                        0.21         792,500              8         166,417              --            --
Issuance of common stock,
  exercise of options                        0.25       1,000,000             10         246,090              --            --
Issuance of common stock,
  exercise of options                        0.27         281,000              3          75,867              --            --
Issuance of common stock,
  exercise of options                        0.36         135,000              1          48,599              --            --
Issuance of common stock,
  exercise of warrants                       0.20         220,589              2          44,998              --            --
Issuance of common stock,
  exercise of warrants                       0.24         220,589              2          53,998              --            --
Issuance of common stock,
  exercise of warrants                       0.27          90,909              1          24,999              --            --
Issuance of common stock,
  exercise of warrants                       0.33          90,909              1          29,999              --            --
Issuance of common stock,
  conversion of debt                         0.14      35,072,571            351       4,907,146              --            --
Issuance of common stock,
  conversion of debt                         0.19       1,431,785             14         275,535              --            --
Issuance of common stock,
  conversion of debt                         0.20       1,887,500             19         377,481              --            --
Issuance of common stock,
  conversion of debt                         0.36          43,960             --          15,667              --            --
Issuance of common stock,
  cash less exercise of
  warrants                                                563,597              6         326,153              --            --
Issuance of common stock,
  services rendered                          0.46         100,000              1          46,499              --            --
Private placement of
  common stock                               0.22      13,636,357            136       2,999,864              --            --
Private placement of
  common stock                               0.30       4,960,317             50       1,499,950              --            --
Private placement of
  common stock                               0.40      13,265,000            133       5,305,867              --            --
Cashless exercise of warrants                                  --             --        (326,159)             --            --
Beneficial conversion
  feature, January Debenture                                   --             --         386,909              --            --
Warrant costs, consulting
  agreement                                                    --             --         200,249              --            --
Warrant costs, January Debenture                               --             --          13,600              --            --
Warrant costs, private placement                               --             --       3,346,414              --    (3,346,414)
Recovery of subscription
  receivable previously
   written off                                                 --             --          19,000              --            --
Amortization of warrant
  costs, securities purchase
  agreements                                                   --             --              --              --       544,163
Credit arising from
  modification of
  option terms                                                 --             --       1,901,927              --            --
Net loss, year ended
  December 31, 2000                                            --             --              --      (9,354,664)           --
                                                     ------------   ------------    ------------    ------------    ----------

Balance, December 31, 2000                            380,214,618          3,802      39,969,373     (29,079,902)   (3,230,740)
                                                     ------------   ------------    ------------    ------------    ----------




                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2003



                                                   Common Stock                                       Deficit
                                      ----------------------------------------                      Accumulated
                                       Amount                                      Additional        during the        Discount
                                        Per                                          Paid-In        Development          on
                                       Share         Shares          Amount          Capital            Stage          Warrants
                                      --------    ------------    ------------     ------------     ------------     ------------
Balance,  December 31, 2000                        380,214,618    $      3,802     $ 39,969,373     $(29,079,902)    $ (3,230,740)

Issuance of common stock,
  exercise of options                 $  0.270          40,000               1           10,799               --               --
Issuance of common stock,
  exercise of options                    0.360          20,000               1            7,199               --               --
Issuance of common stock,
  cashless exercise of warrants                         76,411               1           77,491               --               --
Issuance of common stock,
  for services rendered                  0.350         100,000               1           34,999               --               --
Sale of common stock, for cash           0.150       6,666,667              66          999,933
Sale of common stock, for cash           0.300       2,000,000              20          599,980               --               --
Sale of common stock, for cash           0.320       3,125,000              31          999,969               --               --
Sale of common stock, for cash           0.400       1,387,500              14          554,986               --               --
Sale of common stock, for cash           0.270       9,666,667              96        2,609,904
Cashless exercise of warrants                               --              --          (77,491)              --               --
Warrant costs, private placement                            --              --          168,442               --         (168,442)
Warrant costs, private equity
  line of credit                                            --              --        1,019,153               --       (1,019,153)
Amortization of warrant costs,
  securities purchase agreements                            --              --               --               --          985,705
Credit arising from modification
  of option terms                                           --              --          691,404               --               --
Net loss, year ended
  December 31, 2001                                         --              --               --      (11,715,568)              --
                                                  ------------    ------------     ------------     ------------     ------------

Balance, December 31, 2001                         403,296,863    $      4,033     $ 47,666,141     $(40,795,470)    $ (3,432,630)
                                                  ============    ============     ============     ============     ============





                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2003




                                              Common Stock                                     Deficit
                                   --------------------------------------                     Accumulated
                                    Amount                                     Additional      during the       Discount
                                      Per                                       Paid-In       Development          on
                                     Share         Shares          Amount       Capital          Stage          Warrants
                                   --------      ----------       --------    ------------    ------------    ------------
Balance,  December 31, 2001                      403,296,86       $  4,033    $ 47,666,141    $(40,795,470)   $ (3,432,630)

Sale of common stock, for cash     $ 0.1109      17,486,491            175       1,938,813
Sale of common stock, for cash       0.1400      22,532,001            225       2,840,575              --              --
Sale of common stock, for cash       0.1500       9,999,999            100       1,499,900
Issuance of common stock,
  conversion of debt                 0.1100         909,091              9          99,991              --              --
Issuance of common stock,
  conversion of debt                 0.1539       1,299,545             13         199,987              --              --
Warrant costs, termination
  agreement                                              --             --         190,757              --              --
Warrant costs, issued with
  sale of common stock, for cash                         --             --       2,358,033              --      (2,358,033)
Expenses of stock issuance                               --             --         (50,160)             --              --
Warrants granted for consulting
  services                                               --             --         386,677              --              --
Credit arising from modification
  of option terms                                        --             --         177,963              --              --
Amortization of warrant costs,
  securities purchase agreements                         --             --              --              --       1,101,902
Beneficial conversion feature,
  May debenture                                          --             --          55,413              --              --
Beneficial conversion feature,
  July debentures                                        --             --         166,515              --              --
Net loss, year ended
  December 31, 2002                                      --             --              --     (10,342,335)             --
                                               ------------        -------    ------------    ------------    ------------
Balance, December 31, 2002                       455,523,99        $ 4,555    $ 57,530,605    $(51,137,805)   $ (4,688,761)
                                               ============        =======    ============    ============    ============





                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2003



                                                  Common Stock                                     Deficit
                                        -------------------------------------                    Accumulated
                                         Amount                                   Additional      during the       Discount
                                          Per                                      Paid-In        Development         on
                                         Share        Shares        Amount         Capital           Stage         Warrants
                                        -------   ------------   ------------    ------------    ------------    -----------
Balance, December 31, 2002                         455,523,990   $      4,555    $ 57,530,605    $(51,137,805)   $(4,688,761)

Sale of common stock,
  for cash                              $ 0.0800    21,087,500            210       1,686,790              --             --
Issuance of common stock,
  conversion of debt                      0.1000     5,155,754             52         515,674              --             --
Issuance of common stock,
  conversion of debt                      0.1818       562,865              6         102,323              --             --
Issuance of common stock,
  for services rendered                   0.0790       100,000              1           7,899              --             --
Issuance of common stock,
  for services rendered                   0.0930       107,527              1           9,999              --             --
Warrant costs, issued with
  sale of common stock,
  for cash                                                  --             --         477,944              --       (477,944)
Warrant costs, issued with
  issue of convertible
  debenture                                                 --             --       1,071,000              --     (1,071,000)
Expenses of stock issuance                                  --             --         (70,947)             --         36,385
Amortization of warrant
  costs, securities
  purchase agreements                                       --             --              --              --        658,601
Litigation settlement
  - warrants cancelled-
  original issue discount
  reversed                                                  --             --      (1,974,094)             --      1,974,094
Litigation settlement
  - amortization reversed                                                  --              --              --       (223,731)
Litigation settlement
  - cash and stock                                          --             --      (1,097,407)             --             --
Litigation settlement stock              0.0800        947,000              9          75,751              --             --
Options issued for
 services rendered                                          --             --           4,250              --             --
Beneficial conversion
  feature, April debenture                                  --             --         250,000              --             --
Net loss, Six Months
  Ended June 30, 2003                                       --             --              --      (3,734,647)            --
                                                  ------------   ------------    ------------    ------------    -----------

Balance, June 30, 2003
  (unaudited)                                      483,484,636   $      4,834    $ 58,589,787    $(54,872,452)   $(3,792,356)
                                                  ============   ============    ============    ============    ===========



                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                     Inception
                                                                                        Six Months Ended            (February 20,
                                                                                             June 30,                 1984) to
                                                                                 ------------------------------       June 30,
                                                                                    2003              2002              2003
                                                                                 ------------      ------------      ------------
Cash Flows from Operating Activities:
   Net loss                                                                      $ (3,734,647)     $ (5,569,481)     $(54,872,452)
                                                                                 ------------      ------------      ------------
   Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation                                                                 482,945           469,735         2,921,608
         Amortization of debt issuance costs                                           30,458             8,370           859,095
         Amortization of deferred interest cost on beneficial
            conversion feature of convertible debenture                               210,386            14,884         4,165,783
         Amortization of discount on warrants                                         434,870           483,614         3,802,419
         Amortization of deferred compensation cost                                        --                --           760,500
         Issuance of common stock for debenture interest                               37,685             1,753           157,322
         Issuance of common stock for services                                             --                --         1,586,000
         Compensation expense for options and warrants                                  4,250           615,542         3,563,122
         Changes in operating assets and liabilities:
           (Increase) decrease in other current assets                                 11,391           (72,766)         (133,920)
            Increase in other assets                                                 (115,022)          (72,389)       (1,750,211)
            Increase (decrease) in accounts payable and  accrued liabilities          606,111          (864,563)        1,167,018
                                                                                 ------------      ------------      ------------
                  Total adjustments                                                 1,703,074           584,180        17,098,736
                                                                                 ------------      ------------      ------------
                  Net cash used by operating activities                            (2,031,573)       (4,985,301)      (37,773,716)
                                                                                 ------------      ------------      ------------

Cash Flows from Investing Activities:
   Purchase of investments                                                                 --                --        (6,292,979)
   Proceeds from sale of investments                                                       --                --         6,292,979
   Disposal (Acquisition) of property and equipment                                     4,769           (52,354)       (4,318,615)
                                                                                 ------------      ------------      ------------
                  Net cash provided (used) by investing activities                      4,769           (52,354)       (4,318,615)
                                                                                 ------------      ------------      ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of convertible debt- net of issuance costs                  867,500           500,000        12,367,500
   Proceeds from sale of securities, net of issuance costs                          1,660,340         3,438,988        31,190,026
   Proceeds from common stock subscribed but not issued                              (758,900)               --           125,000
   Payments under litigation settlement                                            (1,021,647)               --        (1,021,647)
   Payments under capital lease                                                       (67,814)          (77,285)         (377,842)
   Payments on note payable                                                           (13,385)          (13,790)          (94,661)
   Recovery of subscription receivable written off                                         --                --            19,000
                                                                                 ------------      ------------      ------------
                  Net cash provided by financing activities                           666,094         3,847,913        42,207,376
                                                                                 ------------      ------------      ------------

Net Increase (Decrease) in Cash and Cash Equivalents                               (1,360,710)       (1,189,742)          115,045

Cash and Cash Equivalents, Beginning                                                1,475,755         1,499,809                --
                                                                                 ------------      ------------      ------------

Cash and Cash Equivalents, Ending                                                $    115,045      $    310,067      $    115,045
                                                                                 ============      ============      ============

Supplemental Disclosure of Non-Cash Financing Activities:
   Cash paid during the period for interest                                      $      8,246      $     14,385
                                                                                 ============      ============

Supplemental Schedule of Non-Cash Investing and Financing Activities:
   A capital lease obligation of approximately $140,000 was incurred during 2002 to finance the purchase of new equipment





                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements at June 30, 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position as of June 30, 2003 and results of operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002. All such adjustments are of a normal recurring nature. Certain general and administrative expenses from inception relating to consulting services were reclassified to compensation expense for options and warrants to be consistent with current presentation. The Company has discontinued allocating the majority of its general and administrative expenses to research and development. This change was necessary to reflect current operating costs relating to the Company's Yonkers, New York facility. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.


NOTE 2.  GOING CONCERN

         As indicated in the accompanying financial statements, the Company has suffered accumulated net losses of $54,872,452 since inception and is dependent upon registration of Product R for sale before it can begin commercial operations. The Company's cash position is inadequate to pay all the costs associated with operations and the full range of testing and clinical trials required by the FDA. Unless and until Product R is approved for sale in the United States or another industrially developed country, the Company will be dependent upon the continued sale of its securities, debt or equity financing for funds to meet its cash requirements. The foregoing issues raise substantial doubt about the Company's ability to continue as a going concern.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)



NOTE 3.  COMMITMENTS AND CONTINGENCIES (Continued)

         GENERAL (Continued)

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

         LACK OF PATENT PROTECTION

         We have eight issued U.S. patents, some covering the composition of Product R and others covering various uses of the Product R. We have nine pending U.S. patent applications, among which two have been allowed. We have eighteen pending foreign patent applications. In addition, we have two issued Australian patents covering a use of Product R.

         During April 2002, under the terms of a settlement agreement entered as part of a final judgment on March 25, 2002, we were assigned all rights, title and interest in two issued U.S. patents pertaining to Reticulose(R) technology. As patent applications in the United States are maintained in secrecy until published or patents are issued, and as publication of discoveries in the scientific or patent literature often lag behind the actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions. Furthermore, the patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions, and, therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents or their enforceability cannot be predicted. We cannot be sure that any additional patents will issue from any of our patent applications or, should any patents issue, that we will be provided with adequate protection against potentially competitive products. Furthermore, we cannot be sure that should patents issue, they will be of commercial value to us, or that private parties, including competitors, will not successfully challenge our patents or circumvent our patent position in the United States or abroad.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


NOTE 3.  COMMITMENTS AND CONTINGENCIES (Continued)

         GENERAL (Continued)

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

         The Phase I/Phase II Study in cachectic patients needing salvage therapy for AIDS is continuing with 15 patients currently enrolled in this study, five of whom have completed the first dose of Product R required under the study.

         In August 2003, we decided to defer the continuation of, and re-examine the procedures, protocol and objectives of, the two Phase I studies in cachectic patients with solid tumors, leukemia and lymphoma. Because of our limited resources we currently believe it to be in our best interests to focus our clinical efforts on the Phase I/Phase II Study in cachectic patients needing salvage therapy for AIDS.

         The Company's objective for the three Israeli trials is to determine the safety, tolerance and metabolic characteristics of Product R. Although there can be no assurances, the Company anticipates that the clinical trials in Israel will help facilitate the planned investigational new drug (IND) application process for injectable Product R with the FDA.

         The Company's 12-month agreement formalized in April 2001 with the Selikoff Center in Israel to develop clinical trials in Israel using Product R has concluded. It is anticipated that these trials will support future FDA applications. The Company paid $242,000 under this agreement.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


NOTE 3.  COMMITMENTS AND CONTINGENCIES (Continued)

         GENERAL (Continued)

         STATUS OF ISRAEL CLINICAL TRIALS (Continued)

         In September 2002, the Company entered into a contract with EnviroGene LLC, an affiliate of the Selikoff Center, to conduct, evaluate and maintain the scientific quality for the three clinical studies listed above. Under the terms of this agreement, EnviroGene will (1) finalize all Israeli government and hospital approval documents, (2) complete and organize the three clinical trials including establishing a network of scientists to perform said study/trial and initiate recruitment of patients and (3) perform the studies/trials and evaluate the results Total costs incurred by EnviroGene LLC in connection with these clinical trials are expected to be $1,551,000, of which approximately $1,223,000 has been expensed and approximately $875,000 has been paid for the six months ended June 30, 2003. Approximately $299,000 has been expensed and approximately $50,000 was paid during the three months ended June 30, 2003.

         In the fourth quarter of 2002, the Company entered into various agreements supporting the clinical trials in Israel aggregating approximately $1,000,000 to be paid over a twelve-month period. These services include the monitoring and auditing of the clinical sites, hospital support and laboratory testing. Approximately $82,000 has been expensed and approximately $76,000 has been paid for the six months ended June 30, 2003, and approximately $28,000 has been incurred and approximately $0 was paid during the three months of 2003.

         In March 2003, the Company commenced discussions and began to draft protocols to expand the ongoing Israeli clinical trials of Product R for the treatment of AIDS patients (who have failed HAART and remain on HAART therapy) into late Phase II blinded, controlled clinical trials.

         On July 8, 2002, the Company extended an agreement with the Weizmann Institute of Science and Yeda its developmental arm in Israel, to conduct research on the effects of Product R on the immune system, especially on T lymphocytes. In addition, scientists will explore the effects of Product R in animal models. Under its provisions the study period is extended for another twelve months to July 7, 2003. Total costs incurred in connection with this research were expected to be $138,000, of which payments of $40,000 each were made in July 2002 and November 2002. No other payments have been made.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


NOTE 3.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         HIRSCHMAN AGREEMENT (Continued)

         the consulting agreement, the Company issued to Dr. Hirschman 1,000,000 shares of the Company's common stock and the option to acquire 5,000,000 shares of the Company's common stock for a period of three years as per the vesting schedule as referred to in the agreement, at a purchase price of $0.18 per share. As of June 30, 2003, 900,000 shares have been issued upon exercise of these options for cash consideration of $162,000 under this Agreement.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


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

         In May 2003, the Company issued options to purchase 100,000 shares of our Company's stock at an exercise price of $0.085 per share for outside services associated with the maintenance of our facility in the Bahamas. These options are compensation for services rendered from March 2003 to February 2004 with an expiration date of February 28, 2004. The fair value of this option was estimated to be $4,250 (price per option of $0.0425) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 139%; a risk free interest rate of 2.72%. This expense is recorded under compensation and other expenses for options and warrants on the statement of operations

         OPTIONS GRANTED TO MEMBERS OF THE BOARD OF DIRECTORS AND ADVISORY
         BOARDS

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


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

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development State Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)



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


                                                    Six Months
                                                   Ended June 30,
                                            ----------------------------
                                               2003              2002
                                            -----------      -----------
Net loss as reported                        $(3,734,647)     $(5,569,481)
Total stock-based compensation
  expense determined under fair value
  based method for all awards, net of
  related tax effects                           (94,121)      (1,140,423)
                                            -----------      -----------
Pro forma net loss                          $(3,828,768)     $(6,709,904)
                                            ===========      ===========

Earnings per share - basic and diluted:
   As reported                                   $(0.01)          $(0.01)
                                            ===========      ===========
   Pro forma                                     $(0.01)          $(0.02)
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

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development State Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


NOTE 3.  COMMITMENTS AND CONTINGENCIES (Continued)

         OPTIONS GRANTED TO MEMBERS OF THE BOARD OF DIRECTORS AND ADVISORY BOARDS (Continued)

         GLOBOMAX AGREEMENT (Continued)

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

         DISTRIBUTION AGREEMENTS

         The Company currently is a party to separate agreements with four different entities whereby the Company has granted exclusive rights to distribute Product R in the countries of Canada, China, Japan, Macao, Hong Kong, Taiwan, Mexico, Argentina, Bolivia, Paraguay, Uruguay, Brazil and

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development State Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


NOTE 3.  COMMITMENTS AND CONTINGENCIES (Continued)

         OPTIONS GRANTED TO MEMBERS OF THE BOARD OF DIRECTORS AND ADVISORY BOARDS (Continued)

         DISTRIBUTION AGREEMENTS (Continued)

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

         CONSTRUCTION COMMITMENT

         In November 1999, the Company entered into an agreement with an unaffiliated third party to construct leasehold improvements at an approximate cost of $380,000 for research and development purposes at the Company's Yonkers, New York facilities which has been completed as of June 30, 2001. In October 2000, the Company entered into another agreement with the unaffiliated third party to construct additional leasehold improvements at an approximate cost of $325,000 for research and development purposes at the Company's Yonkers, New York facilities, of which the entire amount has been incurred as of December 31, 2001. During 2002, additional costs were incurred to complete leasehold improvements for research and development purposes of approximately $222,000, of which $182,000 has been paid at June 30, 2003. Additional payments are scheduled through August 2003.

         SETTLED LITIGATION

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

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development State Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


NOTE 3.  COMMITMENTS AND CONTINGENCIES (Continued)

         OPTIONS GRANTED TO MEMBERS OF THE BOARD OF DIRECTORS AND ADVISORY BOARDS (Continued)

         SETTLED LITIGATION (Continued)

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

         During May 2003, the Company entered into a settlement and mutual release agreements with the parties involved in both the Florida and New York litigation, which, among other things, dismissed the lawsuits with prejudice. Pursuant to the agreements, in exchange for release by the parties to the lawsuits of their rights to exercise the warrants issued in the September 2002 financing, the Company issued an aggregate of 947,000 shares of our common stock and agreed to pay an aggregate of $1,047,891 to such parties, of which $855,034 was paid as of June 30, 2003. The balance shall be paid in three equal monthly installments until September 2003.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development State Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


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

         During the second and third quarters of 2002, the Company issued to certain investors an aggregate of $2,000,000 principal amount of its 5% convertible debentures at par in private placements. Under the terms of each 5% convertible debenture, 20% of the original issue is convertible on the original date of issue at a price equal to the closing bid price quoted on the OTC Bulletin Board on the trading day immediately preceding the original issue date (except for the Rushing/Simoni issuance detailed below which had an initial conversion price of $0.11 per share). Thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of (i) 90% of the average closing bid price for the five trading days prior to the conversion date (the "Market Price"); or (ii) ten cents ($0.10) which amount is subject to certain adjustments. The convertible debentures, including interest accrued thereon, are payable by Advanced Viral in shares of common stock and mature two years from the date of issuance. The shares issued upon conversion of the debentures cannot be sold or transferred for a period of one year from the applicable vesting date of the convertible portion of the debentures. The Company issued its 5% convertible debentures as follows:

         o On May 30, 2002, the Company sold to O. Frank Rushing and Justine Simoni, as joint tenants, $500,000 principal amount of its 5% convertible debenture. Based on the terms for conversion associated with this debenture, there was an intrinsic value associated with the beneficial conversion feature of approximately $55,000, which was recorded as deferred interest expense and is presented as a discount on the convertible debenture. This amount will be amortized over an expected holding period of two years. Of this amount, $42,000 has been amortized to interest expense through March 31, 2003. On June 3, 2002, these investors converted the first 20% ($100,000) into 909,091 shares of common stock at a conversion price of $0.11 per share. In January 2003, the holders converted the second 20% ($100,000 plus interest of $3,041) into 1,030,411 shares of common stock at a conversion price of $0.10 per share. In May 2003, the holders converted the third 20% ($100,000 plus interest of $5,000) into 1,050,000 shares of common stock at a conversion price of $0.10 per share.

         o On July 3, 2002, the Company sold to James F. Dicke II, who was then a member of its Board of Directors, $1,000,000 principal amount of its 5% convertible debenture. Based on the terms for conversion associated with this debenture, there was an intrinsic value associated with the beneficial conversion feature of approximately $111,000 which was recorded as deferred interest expense and is presented as a discount on the convertible

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development State Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


NOTE 4.  SECURITIES PURCHASE AGREEMENTS (Continued)

         CONVERTIBLE DEBENTURES AND WARRANTS (Continued)

                  debenture. This amount will be amortized over an expected holding period of two years. Of this amount, $80,000 has been amortized to interest expense through March 31, 2003. On July 3, 2002, Mr. Dicke converted the first 20% of the debenture ($200,000) for 1,299,545 shares of common stock at a conversion price of $0.1539 per share. In January 2003, Mr. Dicke converted the second 20% ($200,000 plus interest of $5,041) of the debenture into 2,050,411 shares of common stock at a conversion price of $0.10 per share. In July 2003, Mr. Dicke converted the third 20% ($200,000 plus interest of $10,000) of the debenture into 2,100,000 shares of common stock at a conversion price of $0.10 per share.

         o On July 15, 2002, the Company sold to Peter Lunder $500,000 principal amount of the Company's 5% convertible debenture. Based on the terms for conversion associated with this debenture, there was an intrinsic value associated with the beneficial conversion feature of approximately $55,000, which was recorded as deferred interest expense and is presented as a discount on the convertible debenture. This amount will be amortized over an expected holding period of two years. Of this amount, $39,000 has been amortized to interest expense through March 31, 2003. In January 2003, Mr. Lunder converted 40% ($200,000 plus interest of $4,822) of the debenture into 1,587,797 shares of common stock, the first 20% of which was converted at a conversion price of $0.1818 per share, and the second 20% of which was converted at a conversion price of $0.10 per share. In July 2003, Mr. Lunder informed the Company that he elected not to convert his third 20% tranche of $100,000.

         o On April 28, 2003 and July 18, 2003 the Company entered into separate securities purchase agreements with Cornell (i) to sell up to $2,500,000 of our 5% convertible debentures, due April 28, 2008, of which $1,000,000 was purchased on April 28, 2003; $500,000 of convertible debentures were purchased in July 2003 immediately following debentures issued pursuant to the filing of the registration statement with the SEC covering the registration of shares underlying the convertible debentures; and $1,000,000 of convertible debentures will be purchased within 20 business days from the date the registration statement is declared effective by the SEC (the "April Agreement"); and (ii) whereby we sold to Cornell an additional $1,000,000 of our 5% convertible debentures due July 18, 2008 for gross cash consideration of $1,000,000 (the "July Agreement"). The Company received net proceeds of $1,312,500 and $869,486 for the April and July Agreements, respectively.

                  Pursuant to the April Agreement and the July Agreement, Cornell or its assignees receive cash compensation equal to 10% of the gross proceeds of the convertible debentures purchased by Cornell, along with warrants to purchase an aggregate of 15,000,000 shares of our common stock at an exercise price of $0.091 commencing on October 28, 2003 through April 28, 2008. In the event the closing bid price of our common stock on the date our registration statement is declared effective by the SEC is less than $0.10, then under the April Agreement, we have the right to redeem the last $1,000,000 convertible debenture at

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development State Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


NOTE 4.  SECURITIES PURCHASE AGREEMENTS (Continued)

         CONVERTIBLE DEBENTURES AND WARRANTS (Continued)

                  the face amount of the convertible debenture within 10 days of the effectiveness of the registration statement. Pursuant to the terms of the April Agreement, commencing July 27, 2003, and in the case of the July Agreement, commencing October 18, 2003, Cornell may convert the debenture plus accrued interest, (which may be taken at Cornell's option in cash or common stock), in shares of our common stock at a conversion price equal to the lesser of (a) $0.08 or (b) 80% of the lowest closing bid price of our common stock for the four trading days immediately preceding the conversion date. No more than $600,000 may be converted in any thirty-day period under both the April and July Agreements Subject to certain exceptions, at our option, we may redeem a portion or the entire outstanding debenture at a price equal to 115% of the amount redeemed plus accrued interest and Cornell will receive a warrant to purchase 1,000,000 shares of our stock for every $100,000 redeemed. The warrant shall be exercisable on a cash basis and have an exercisable price of the higher of 110% of the closing bid price of our common stock on the closing date or $0.08. The warrant shall have "piggy back" registration rights and shall survive for 5 years from the closing date.

                  Our obligations under the convertible debentures and the April and July Agreements are secured by a first priority security interest in substantially all of our assets. This security interest expires upon the earlier to occur of (i) the fiftieth
                  (50th) day following the effectiveness of the registration statement covering the resale of the shares underlying the convertible debentures; (ii) the date we receive, three million dollars ($3,000,000) of capital, in any form other than through the issuance of free-trading shares of the Company's common stock, from sources other than Cornell; or
                  (iii) the satisfaction of our obligations under the April and July Agreements, the convertible debentures and the ancillary documents entered into thereby.

                  The legal expenses associated with these transactions are estimated to be approximately $73,000 which has been paid as of July 2003.

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

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development State Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


NOTE 4.  SECURITIES PURCHASE AGREEMENTS (Continued)

         SECURITIES PURCHASE AGREEMENTS (Continued)

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

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development State Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


NOTE 4.  SECURITIES PURCHASE AGREEMENTS (Continued)

         SECURITIES PURCHASE AGREEMENTS (Continued)

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

         During March 2003, pursuant to a securities purchase agreement with various investors, the Company issued 1,250,000 shares of common stock at $0.08 per share, for a total purchase price of $100,000, along with warrants to purchase 750,000 shares of common stock at an exercise price of $0.12 per share through March 2008. The fair value of all warrants issued under this agreement was estimated to be $46,000 (price per warrant of $0.0572 to $0.0624 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development State Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)



NOTE 4.  SECURITIES PURCHASE AGREEMENTS (Continued)

         SECURITIES PURCHASE AGREEMENTS (Continued)

         Model with the following assumptions: expected volatility of 114%; a risk free interest rate of 3.1% and an expected holding period of five years. In connection with this transaction the Company paid finders' fees to Harbor View consisting of (i) $6,000 and (ii) warrants to purchase 75,000 shares of common stock at an exercise price per share of $0.12 until March 2006.

         In April and May 2003, pursuant to securities purchase agreements with various investors, the Company sold 3,900,000 shares of common stock at a price of $0.08 per share and issued warrants to purchase 2,340,000 shares of common stock at an exercise price per share of $0.12 through April and May 2008, for an aggregate purchase price $312,000. The fair value of all warrants issued under this agreement was estimated to be $153,000 (price per warrant of $0.0545 to $0.00730 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 139%; a risk free interest rate of 2.72% and an expected holding period of five years. In connection with this transaction, the Company paid a finders' fee to Harbor View consisting of (i) $19,000 and (ii) warrants to purchase 234,000 shares of common stock at an exercise price per share of $0.12 through April 2008.

         On April 11, 2003, pursuant to a securities purchase agreement with James F. Dicke II, a former member of the Company's Board of Directors, the Company sold 3,125,000 shares of common stock at $0.08 per share for a total purchase price of $250,000, along with warrants to purchase 1,875,000 shares of common stock at an exercise price per share of $0.12 through April 2008. The fair value of all warrants issued under this agreement was estimated to be $151,000 (price per warrant of $0.0806 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 139%; a risk free interest rate of 2.72% and an expected holding period of five years.

         In June 2003, pursuant to a securities purchase agreement with an investor, the Company sold 1,562,500 shares of common stock at $0.08 per share for a total purchase price of $125,000, along with warrants to purchase 937,500 shares of common stock at an exercise price per share of $0.12 through June 2008. The fair value of all warrants issued under this agreement was estimated to be $58,000 (price per warrant of $0.0538 to $0.0622 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 139%; a risk free interest rate of 2.72% and an expected holding period of five years In July in connection with this transaction, the Company paid a finders' fee to Avix, Inc. consisting of (i) $8,000 and (ii) warrants to purchase 93,750 shares of common stock at an exercise price per share of $0.12 through June 2008. As at June 30, 2003 these shares were not issued and were reflected on the Balance Sheet as Common Stock subscribed but not issued in the amount of $125,000.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development State Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


NOTE 4.  SECURITIES PURCHASE AGREEMENTS (Continued)

         EQUITY LINE OF CREDIT

         On February 9, 2001, the Company entered into an equity line of credit agreement with Cornell to sell up to $50,000,000 of the Company's common stock. The line of credit expires August 14, 2003. Under such agreement, the Company may exercise "put options" to sell shares for certain prices based on certain average trading prices. Upon signing this agreement, the Company issued to its placement agent, May Davis Group, Inc., and certain investors, Class A warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price of $1.00 per share, exercisable in part or whole until February 9, 2006, and Class B warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price equal to the greater of $1.00 or 110% of the bid price on the applicable advance date. Such Class B warrants are exercisable pro rata with respect to the number of warrant shares as determined by the fraction of the advance payable on that date as the numerator and $20,000,000 as the denominator multiplied by 5,000,000 until sixty (60) months from the date of issuance. As of June 30, 2003, the Company has not drawn on the equity line of credit.

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

         On April 28, 2003, the Company entered into an equity line of credit agreement with Cornell. The equity line agreement provides, generally, that Cornell has committed to purchase up to $50 million of the Company's common stock over a three-year period, with the timing and amount of such purchases, if any, at the Company's discretion, provided, however, that the maximum amount of each advance is $500,000, and the date of each advance shall be no less than six trading days after the Company's notification to Cornell of their obligation to purchase. Any shares of common stock sold under the equity line will be priced at the lowest closing bid price of our common stock during the five consecutive trading days following the Company's notification to Cornell requesting an advance under the equity line. However, Cornell's obligation to purchase and the Company's obligation to sell the common stock is conditioned upon the per share purchase price being equal to or greater than a price the Company sets on the advance notice date, the minimum acceptable price, which may not be set any lower than 7.5% percent below the closing bid price of the common stock the day prior to the advance notice date. In addition, there are certain other conditions applicable to the Company's ability to draw down on the equity line including the filing and effectiveness of a registration statement registering the resale of all shares of common stock that may be issued to Cornell under the equity line and the Company's adherence with certain covenants. At the time of each advance, the Company is obligated to pay Cornell a fee equal to five percent of amount of each advance. In connection with this agreement, the Company issued 116,279 shares of our common stock to Katalyst LLC in consideration for its exclusive placement agent services.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


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


                                                                                                      Inception
                                                                                                     (February 20,
                                         Three Months                       Six Months                 1984) to
                                        Ended June 30,                     Ended June 30,              June 30,
                                  ----------------------------      ---------------------------       -----------
                                     2003             2002              2003            2002             2003
                                  -----------      -----------      -----------      -----------      -----------
Revenues                          $        --      $        --      $        --      $        --      $        --
                                  -----------      -----------      -----------      -----------      -----------
Costs and Expenses:
   General and administrative           2,739           39,312            8,430           76,536        1,318,780
   Depreciation                         3,960            5,212            7,921           10,424          279,419
                                  -----------      -----------      -----------      -----------      -----------
                                        6,699           44,524           16,351           86,960        1,598,199
                                  -----------      -----------      -----------      -----------      -----------

Loss from Operations                   (6,699)         (44,524)         (16,351)         (86,960)      (1,598,199)
Other Income                               --               --               --               --            4,655
                                  -----------      -----------      -----------      -----------      -----------

Discontinued operations           $    (6,699)     $   (44,524)     $   (16,351)     $   (86,960)     $(1,593,544)
                                  ===========      ===========      ===========      ===========      ===========


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

         Since our inception in July 1985, we have been engaged primarily in research and development activities. We have not generated significant operating revenues, and as of June 30, 2003 we had incurred a cumulative net loss of $54,872,452. Our ability to generate substantial operating revenue depends upon our success in gaining FDA approval for the commercial use and distribution of Product R. All of our research and development efforts have been devoted to the development of Product R.

         Our operations over the last five years have been limited principally to research, testing and analysis of Product R in the United States, and since November 2002, primarily in Israel, either in vitro (outside the living body in an artificial environment, such as in a test tube), or on animals, and engaging others to perform testing and analysis of Product R on human patients both inside and outside the United States. On July 30, 2001, we submitted an IND application to the FDA to begin Phase 1 clinical trials of Product R as a topical treatment for genital warts caused by the human papilloma virus (HPV) infection. In September 2001, the FDA cleared the IND application to begin Phase 1 clinical trials. Our Phase 1 study was performed in the United States on human volunteers. In March 2002, we completed the Phase 1 trial and submitted to the FDA the results, which indicated that Product R was safe and well tolerated dermatologically in all the doses applied in the study. Currently, we do not have sufficient funds available to pursue the Phase 2 clinical trials of Product R as a topical treatment for genital warts caused by HPV infection.

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

         The Phase I/Phase II Study in cachectic patients needing salvage therapy for AIDS is continuing with 15 patients currently enrolled in this study, five of whom have completed the first dose of Product R required under the study.

         In August 2003, we decided to defer the continuation of, and re-examine the procedures, protocol and objectives of, the two Phase I studies in cachectic patients with solid tumors, leukemia and lymphoma. Because of our limited resources we currently believe it to be in our best interests to focus our clinical efforts on the Phase I/Phase II Study in cachectic patients needing salvage therapy for AIDS.

         Our objective for the three Israeli trials is to determine the safety, tolerance and metabolic characteristics of Product R. Although there can be no assurances, we anticipate that the clinical trials in Israel will help facilitate the planned investigational new drug (IND) application process for injectable Product R with the FDA.

         In September 2002, we entered into a contract with EnviroGene LLC, an affiliate of the Selikoff Center, to conduct, evaluate and maintain the scientific quality for the three clinical studies listed above. Under the terms of this agreement, EnviroGene will (1) finalize all Israeli government and hospital approval documents, (2) complete and organize the three clinical trials including establishing a network of scientists to perform said study/trial and initiate recruitment of patients and (3) perform the studies/trials and evaluate the results. Total costs incurred by EnviroGene LLC in connection with these clinical trials are expected to be $1,551,000, of which approximately $1,223,000 has been expensed and approximately $875,000 of which has been paid during the six months ended June 30, 2003. Approximately $299,000 has been expensed and approximately $50,000 was paid during the three months ended June 30, 2003.

         In the fourth quarter of 2002, the Company entered into various agreements supporting the clinical trials in Israel aggregating approximately $1,000,000 to be paid over a twelve-month period. These services include the monitoring and auditing of the clinical sites, hospital support and laboratory testing. Approximately $82,000 has been expensed and approximately $76,000 has been paid during the six months ended June 30, 2003, and approximately $28,000 has been expensed and $0 was paid during the three months ended June 30, 2003.

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

         During 2002, our Board of Directors approved a plan to sell Advance Viral Research Ltd. (LTD), the Company's Bahamian subsidiary whose substantial asset is the Company's Bahamian manufacturing facility. The decision was based upon the Company completing construction on its facility in Yonkers, New York capable of providing all functions previously provided by the Freeport, Bahamas plant. The assets of LTD have been classified on the Balance Sheet of the Company at June 30, 2003 and December 31, 2002 as Assets Held For Sale. LTD had no liabilities as of June 30, 2003 and December 31, 2002, except inter-company payables which have been eliminated in consolidation. The operations for LTD have been classified in the Consolidated Statements of Operations for the three and six months ended June 30, 2003 and for the years ended December 31, 2002, 2001 and 2000 as Loss from Discontinued Operations.

         In August 2003, our Board of Directors approved a resolution to have a mandatory retirement age of 70 for members, nominees or appointees to the Board of Directors.

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

RESULTS OF OPERATIONS

         For the three and six months ended June 30, 2003, we incurred losses of approximately $1,985,000 and approximately $3,735,000 vs. approximately $2,696,000 and $5,569,000 for the three and six months ended June 30, 2002. Our losses were attributable primarily to:

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses decreased in the three and six months ended June 30, 2003 to approximately $389,000 and approximately $847,000 vs. approximately $878,000 and approximately $2,539,000 during the three and six months ended June 30, 2002. We have reduced our research and development activities to include only research performed in Israel. As such, allocations for research and development related expenses for salaries, benefits, rent and utilities at our headquarters in Yonkers, New York, which were included in research and development for the three and six months ended June 30, 2002, are recorded in general and administrative expense for the three and six months ended June 30, 2003, with the exception that in 2003 our Chief Scientific Officer, who is also our Chief Executive Officer, allocates approximately 30% of his time to research and development vs.50% for the three and six months ended June 30, 2002. Therefore, approximately $25,000 and approximately $56,000 for the three and six months ended June 30, 2003 vs. approximately $46,000 and approximately $93,000 for the three and six months ended June 30, 2002 of his compensation has been allocated to research and development expense. The balance is allocated to general and administrative expense for the three and six months ended June 30, 2003 and 2002.

The decrease in research and development expenses primarily resulted from:

         o allocation of research and development expenditures relating to salaries and benefits excluding our Chief Executive Officer were approximately $442,000 and approximately $887,000 for the three and six months ended June 30, 2002 with no corresponding amounts for the three and six months ended June 30, 2003. Approximately $89,000 and approximately $162,000 for rent and utilities were allocated to research and development expense during the three and six months ended June 30, 2002 with no corresponding amounts allocated to research and development expense for the three and six months ended June 30, 2003;

         o expenditures in connection with Product R research in Israel were approximately $363,000 and approximately $765,000 for the three and six months ended June 30, 2003 vs. approximately $88,000 and approximately $128,000 for the three months and six months ended June 30, 2002. The increase was attributable to expenses for the three and six months ended June 30, 2003 of approximately $299,000 and approximately $598,000 of EnviroGene (consultant), approximately $16,000 and approximately $60,000 of Quintiles Israel Ltd. (consultant) and approximately $40,000 and $0 of the Weizmann Institute of Science (consultant). This compares to expenses for the three and six months ended June 30, 2002 of approximately $87,000 and approximately $127,000 made to EnviroGene and;

         o consulting expenses payable in connection with the preparation and filing with the FDA of the IND for topical Product R were approximately $85,000 and approximately $994,000 for the three and six months ended June 30, 2002, compared to $0 in 2003. As of January 2003, GloboMax LLC is no longer providing services to or on behalf of the Company;

         o expenditures for laboratory supplies were approximately $76,000 and approximately $211,000 for the three and six months ended June 30, 2002. Expenditures for lab supplies of approximately $5,000 and approximately $15,000 for the three and six months ended June 30, 2003 were allocated to General and Administrative expense.Research and Development expenses before allocations were approximately $364,000 and approximately $791,000 for the three and six months ended June 30, 2003 vs. approximately $301,000 and approximately $1,397,000 for the three and six months ended June 30, 2002.

Research and development expenses before allocations increased approximately $364,000 for the three months ended June 30, 2003 compared to approximately $301,000 for the three months ended June 30, 2002. Expenses for the Israeli studies increased by approximately $275,000 offset by lower costs for consultants of approximately $141,000 and lab supplies of approximately $71,000. Research and development expenses before allocations decreased approximately $791,000 for the six months ended June 30, 2003 compared to approximately $1,397,000 for the six months ended June 30, 2002. The decrease was due primarily to lower consulting costs of approximately $1,061,000 and laboratory supplies of approximately $182,000 offset by increased expenditures relating to the Israeli studies.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased for the three and six months ended June 30, 2003 to approximately $805,000 and approximately $1,668,000 vs. approximately $659,000 and approximately $1,350,000 during the three and six months ended June 30, 2002. The increase in general and administrative expenses primarily resulted from:

         o increased professional fees of approximately $193,000 and approximately $505,000 for the three and six months ended June 30, 2003 vs. approximately $103,000 and approximately $293,000 for the three and six months June 30, 2002, which increase was primarily attributable to certain legal fees for litigation (See Note 3) which were approximately $106,000 and approximately $299,000 for the three and six months ended June 30, 2003 vs. approximately $6,000 and approximately $82,000 for the three and six months June 30, 2002;

         o increased payroll and related expenses of approximately $270,000 and approximately $537,000 for the three and six months ended June 30, 2003 vs. approximately $226,000 and approximately $450,000 for the three and six months ended June 30, 2002, which increase is attributable to the allocation of staff expenses from research and development functions. For the three and six months ended June 30, 2003, salaries and benefits were recorded as general and administrative expense with the exception of our Chief Scientific Officer, who is also our Chief Executive Officer, who allocates approximately 30% of his time to research and development of our clinical trials vs. 50% for the three and six months ended June 30, 2002. Approximately $59,000 and approximately $130,000 for the three and six months ended June 30, 2003 vs. approximately $45,000 and approximately $93,000 for the three and six months ended June 30, 2002 of his compensation has been allocated to general and administrative expense.. Payroll and related expenses for the three and six months ended June 30, 2002 before allocation to research and development expense was approximately $715,000 and approximately $1,429,000 Before allocation to general and administrative expense, payroll and related expenses were approximately $295,000 and approximately $593,000 for the three and six months ended June 30, 2003 due to a reduction of personnel during November 2002 from 35 to 10 employees;

         o increased rent and utility expenses of approximately $107,000 and approximately $211,000 for the three and six months ended June 30, 2003 vs. $19,000 and approximately $37,000 for the three and six months ended June 30, 2002, which increase is attributable to the allocation of rent and utilities from research and development expense to general and administrative expense. For the three and six months ended June 30, 2003, all rent and utilities expenses were recorded as general and administrative expense. Rent and utility expenses for the three and six months ended June 30, 2002 before allocation to research and development expense was approximately $108,000 and approximately $199,000, respectively.

General and administrative expenses before allocations decreased to approximately $830,000 and approximately $1,724,000 for the three and six months ended June 30, 2003 vs. approximately $1,236,000 and approximately $2,492,000 for the three and six months ended June 30, 2002. The decrease is primarily attributable to a reduction in staff from 33 to 10 employees during November 2002.

         COMPENSATION EXPENSE FOR OPTIONS AND WARRANTS. Compensation expense was approximately $4,000 for the three and six months ended June 30, 2003 vs. $616,000 for the three and six months ended June 30, 2002. These amounts resulted from the calculation of the fair value of options, using the Black Scholes Pricing Model. During May 2003, we issued of an option to an non-employee for services of approximately ($4,000) For the three and six months ended June 30, 2002 we extended the exercise date of a non-employee's option ($177,000), granted options to members of our advisory board ($247,000) and issued warrants to an outside consultant, Harbor View Group, Inc. ($191,000).

         DEPRECIATION EXPENSE. Depreciation expense increased to approximately $237,000 and approximately $475,000 for the three months and six months ended June 30, 2003 vs. $231,000 and approximately $459,000 for the three and six months ended June 30, 2002, for assets acquired during 2002 which are depreciated over a full year in 2003.


         INTEREST INCOME (EXPENSE). Interest income decreased approximately $2,000 and increased approximately $8,000 for the three and six months ended June 30, 2003 vs. approximately $3,000 and approximately $5,000 for the three months six months ended June 30, 2002 due to fluctuating cash balances invested in money market accounts.

         Our losses during the three and six months ended June 30, 2003 are also due to increased interest expense of approximately $545,000 and approximately $732,000 vs. approximately $270,000 and approximately $523,000 for the three and six months ended June 30, 2002. Included in the interest expense are:

         o the increase in the beneficial conversion feature on certain convertible debentures of approximately $186,000 and approximately $210,000 for the three and six months ended June 30, 2003 vs. approximately $15,000 for the three and six months ended June 30, 2002. This increase was due to the issuance of a $1,000,000 convertible debenture during April 2003;

         o increase interest expense associated with certain convertible debentures of approximately $23,000 and approximately $38,000 for the three and six months ended June 30, 2003 vs. approximately $2,000 for the three and six months ended June 30, 2002;

         o amortization of discount on certain warrants increased approximately $304,000 and decreased approximately $435,000 for the three and six months ended June 30, 2003 vs. approximately $242,000 and approximately $484,000 for the three months and six months ended June 30, 2002; and

         o amortization of loan costs increased approximately $28,000 and approximately $40,000 for the three and six months ended June 30, 2003 vs. $4,000 and approximately $8,000 for the three and six months ended June 30, 2002.

         LOSS FROM CONTINUING OPERATIONS. Losses from continuing operations for the three and six months ended June 30, 2003 were approximately $1,978,000 and approximately $3,718,000 vs. approximately $2,651,000 and approximately $5,483,000 for the three and six months ended June 30, 2002. The decrease resulted primarily from a reduction in expenses associated with a reduction of personnel during 2002 from 33 to 10 employees, conclusion of a consulting contract with Globomax relating to research and development, and concentrating all research and development activities on clinical trials and research in Israel.

         LOSS FROM DISCONTINUED OPERATIONS. Losses from discontinued operations for the three and six ended June 30, 2003 were approximately $7,000 and approximately $16,000 vs. approximately $45,000 and approximately $87,000 for the three and six ended June 30, 2002, which losses resulted from our 99% owned Bahamian subsidiary, Advance Viral Research Ltd. held for sale. During 2002, our Board of Directors approved a plan to sell Advance Viral Research Ltd. ("AVR Ltd."), our Bahamian subsidiary. The decision was based upon the completion of construction on our facility in Yonkers, New York capable of providing all functions previously provided by the Freeport, Bahamas plant. The assets of AVR Ltd. have been classified on our Consolidated Balance Sheet at June 30, 2003 and December 31, 2002 as Assets held for Sale. AVR Ltd. had no liabilities as of June 30, 2003 and December 31, 2002, except inter-company payables which have been eliminated in consolidation. The operations for AVR Ltd. have been classified in the Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002 as Loss from Discontinued Operations.

         REVENUES. We had no revenues for the three months and six ended June 30, 2003 or June 30, 2002.

LIQUIDITY

         As of June 30, 2003, we had current assets of approximately $385,000 compared to approximately $1,770,000 as of December 31, 2002. We had total assets of approximately $3,313,000 and $4,946,000 at June 30, 2003 and December 31, 2002, respectively. The decrease in current and total assets was primarily attributable to less cash on hand resulting from the use of cash for funding operating expenditures. As of June 30, 2003, we had current liabilities of approximately $1,220,000 compared to approximately $685,000 as of December 31, 2002. The increase in current liabilities was primarily attributable to limited funds available to pay our accounts payable.


         During the six months ended June 30, 2003, we used cash of approximately $2,032,000 for operating activities, as compared to approximately $4,985,000 during the six months ended June 30, 2002. During the six months ended June 30, 2003, our expenses included:

         o approximately $593,000 for payroll and related costs primarily for administrative staff, scientific personnel and executive officers;

         o approximately $548,000 for other professional and consulting fees, including $299,000 for legal fees relating to settled litigation. (See "Legal Proceedings");

         o        approximately $199,000 for insurance costs;

         o approximately $211,000 for rent and utilities for our Yonkers facility; and

         o approximately $477,00 for expenditures for Product R research in Israel.

            During the six months ended June 30, 2003, cash flows provided by financing activities was primarily due to the proceeds from the sale of common stock issued of approximately $901,000, the issuance of a convertible debenture of $868,000, offset by the payment under litigation settlement $1,022,000 and principal payments of $81,000 on equipment obligations. During the six months ended June 30, 2003, cash flow used by investing activities reflected the sale of an automobile located at our ADVR LTD facility in the Bahamas.

            In May 2003 we issued options to purchase 100,000 shares of our Company's stock at an exercise price of $0.085 for outside services associated with the maintenance of our facility in the Bahamas. These options are compensation for services rendered and to be rendered from March 2003 to February 2004 the same as the one year exercise period.

           On April 28, 2003, we entered into an equity line of credit agreement with Cornell Capital Partners, L.P. The equity line agreement provides, generally, that Cornell has committed to purchase up to $50 million of our common stock over a three-year period, with the timing and amount of such purchases, if any, at our discretion, provided, however, that the maximum amount of each advance is $500,000, and the date of each advance shall be no less than six trading days after our notification to Cornell of its obligation to purchase shares. Any shares of common stock sold under the equity line will be priced at the lowest closing bid price of our common stock during the five consecutive trading days following our notification to Cornell requesting an advance under the equity line. In addition, at the time of each advance, we are obligated to pay Cornell a fee equal to five percent (5%) of the amount of each advance. However, Cornell's obligation to purchase and our obligation to sell our common stock is conditioned upon the per share purchase price being equal to or greater than a price we set on the advance notice date, the minimum acceptable price, which may not be set any closer than 7.5% percent below the closing bid price of the common stock the day prior to the date we notify Cornell of its obligation to purchase shares. In addition, there are certain other conditions applicable to our ability to draw down on the equity line including the filing and effectiveness of a registration statement registering the resale of all shares of common stock that may be issued to Cornell under the equity line and our adherence with certain covenants. There can be no assurance of the amount of proceeds we will receive, if any, under the equity line of credit with Cornell. In connection with this agreement, we issued 116,279 shares of our common stock to Katalyst LLC in consideration for its exclusive placement agent services.

         We adopted a (401k) plan that allows eligible employees to contribute up to 20% of their salary, subject to annual limits, which were $11,000 in 2002 and $11,000 in 2003. We match 50% of the first 6% of the employee contributions with our common stock and may from time to time, at our discretion, make additional contributions based upon earnings. In May 2002 we funded our matching contribution of approximately $33,000 for the year ended December 31, 2001 by purchasing our common stock in open market transactions. At December 31, 2002 we accrued $40,675 to fund the 401(k) plan representing our match for the plan year 2002 which has been contributed to the 401(k) plan. In March 2003, we amended the terms of the 401(k) plan to terminate our obligation to make matching contributions.

         To reduce operating costs, in November 2002 we reduced our personnel from 33 to 10 employees. This will allow us to focus on our clinical studies and maintain the critical functions and scientific personnel to manage the clinical trials and continue operations. The severance cost for these employees was approximately $54,000 which was expensed during the fourth quarter of 2002.

CAPITAL RESOURCES

         We have been and continue to be dependent upon the proceeds from the continued sale of securities for the funds required to continue operations at present levels and to fund further research and development activities. The following table summarizes sales of our securities over the last two years.

                                                                                          Purchase Price
                                                          Convertible /                   Conversion Price /       Maturity Date/
Date Issued    Gross Proceeds   Security Issued           Exercisable Into                Exercise Price           Expiration Date
-----------    --------------   ---------------           ----------------                --------------           ---------------
Jul-2001       $1,000,000       common stock              3,125,000 shares                $0.32 per share          n/a
Jul-2001       $490,000         common stock              1,225,000 shares                $0.40 per share          n/a
                                warrants                  367,500 shares                  $0.48 per share          7/27/2006
                                                          367,500 shares                  $0.56 per share
Aug-2001       $600,000         common stock              2,000,000 shares                $0.30 per share          n/a
Sep-2001       $1,000,000       common stock              6,666,667 shares                $0.15 per share          n/a
Dec-2001       $2,000,000       common stock              7,407,407 shares                $0.27 per share          n/a
Dec-2001       $410,000         common stock              1,518,519 shares                $0.27 per share          n/a
Dec-2001       $200,000         common stock              740,741 shares                  $0.27 per share          n/a
Feb-2002       $500,000         common stock              3,333,333 shares                $0.15 per share          n/a
Feb-2002       $500,000         common stock              3,333,333 shares                $0.15 per share          n/a
Mar-2002       $500,000         common stock              3,333,333 shares                $0.15 per share          n/a
Apr-2002       $1,939,000       common stock              17,486,491 shares               $0.11089 per share       n/a
May-2002       $500,000         convertible debenture     Approx. 4,412,000 shares        (1)                      5/30/2004
May-2002       consulting       warrants                  1,000,000 shares                $0.18 per share          5/30/2008
               services
Jul-2002       $1,000,000       convertible debenture     Approx. 9,350,000 shares        (2)                      7/3/2004
Jul-2002       $500,000         convertible debenture     Approx. 4,588,000 shares        (3)                      7/15/2004
Sep-2002       $3,010,000       common stock              21,500,000 shares (4)           $0.14 per share          n/a
                                common stock              947,000 shares (5)              $0.08 per share          n/a
Dec-2002 &     $1,100,000       common stock              13,750,000 shares               $0.08 per share           n/a
Mar-2003                        warrants                  9,075,000 shares                $0.12 per share          12/2007 - 3/2008
Apr-May 2003   $587,000         common stock              7, 337,500 shares               $0.08 per share          n/a
                                warrants                  4,652,125 shares                $0.12 per share          4/2004 - 4/2008
Apr-2003       $1,000,000       convertible debenture     Approx. 12,500,000 shares       (6)                      4/2008
                                warrants                  15,000,000 shares               $0.091 per share(7)      4/2008
Jun-2003       $125,000         common stock              1,562,500 shares                $0.08 per share          n/a
                                warrants                  1,031,250 shares                $0.12 per share          6/2008
July 2003      $1,500,000       convertible debentures    18,750,000 shares               (8)                      7/2008

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

(7)      The warrants are exercisable commencing October 28, 2003.

(8) The debentures are convertible commencing October 13, 2002 at a conversion price equal to the lesser of (i) $.08 or (ii) 80% of the lowest closing bid price of our common stock for the four trading days immediately preceding the conversion date. The holder may not convert more than $600,000 in any thirty-day calendar period.

         In March 2000, we filed a shelf registration statement on Form S-3 with the SEC relating to the offering of shares of our common stock to be used in connection with financings. While the shelf registration statement was available for use, we issued and sold approximately 59 million shares of our common stock and received gross proceeds of approximately $11.2 million under the shelf registration statement. The shelf registration statement is no longer available for our use.

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

         During the second quarter of 2002, we issued to certain investors an aggregate of $2,000,000 principal amount of our 5% convertible debentures at par in several private placements. Under the terms of each 5% convertible debenture, 20% of the original issue is convertible on the original date of issue at a price equal to the closing bid price quoted on the OTC Bulletin Board on the trading day immediately preceding the original issue date (except for the $500,000 of the debentures which had an initial conversion price of $0.11 per share). Thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of (i) 90% of the average closing bid price for the five trading days prior to the conversion date; or
(ii) ten cents ($0.10) which amount is subject to certain adjustments. The convertible debentures, including interest accrued thereon, are payable by Advanced Viral in shares of common stock and mature two years from the date of issuance. The shares issued upon conversion of the debentures cannot be sold or transferred for a period of one year from the applicable vesting date of the convertible portion of the debentures. As of June 30, 2003, principal and interest on the debentures in the amount of $917,904 had been converted into 7,927,255 shares of our common stock.

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

         From December 2002 through July 2003, pursuant to securities purchase agreements with various purchasers, we authorized the issuance of and sold 22,650,000 shares of our common stock and warrants to purchase up to 13,590,000 shares of our common stock at $0.08 per share, for an aggregate purchase price of $1,812,000 In connection with the agreement, we paid finders' fees to Harbor View Group, AVIX, Inc and a private investor consisting of (i) approximately $92,220 and (ii) warrants to purchase 1,168,375 shares of our common stock. All of the aforementioned warrants are exercisable at $0.12 per share commencing six months after the closing date of the agreement, for a period of five years. As of the date of this report, none of such warrants had been exercised. As at June 30, 2003 the "June" shares and warrants or 1,562,500 and 1,031,250 respectively, were not issued and are reflected on the Balance Sheet as Common Stock subscribed but not issued in the amount of $125,000.

         On April 28, 2003 and July 18, 2003 we entered into separate securities purchase agreements with Cornell (i) to sell up to $2,500,000 of our 5% convertible debentures, due April 28, 2008, of which $1,000,000 was purchased on April 28, 2003; $500,000 of convertible debentures were purchased in July 2003 immediately following the filing of the registration statement with the SEC covering the registration of shares underlying the convertible debentures; and $1,000,000 of convertible debentures will be purchased within 20 business days from the date the registration statement is declared effective by the SEC (the "April Agreement"); and (ii) whereby we sold to Cornell an additional $1,000,000 of our 5% convertible debentures due July 18, 2008 for gross cash consideration of $1,000,000 (the "July Agreement"). Pursuant to the April Agreement and the July Agreement, Cornell or its assignees receive cash compensation equal to 10% of the gross proceeds of the convertible debentures purchased by Cornell, along with warrants to purchase an aggregate of 15,000,000 shares of our common stock at an exercise price of $0.091 commencing on October 28, 2003 through April 28, 2008. In the event the closing bid price of our common stock on the date our registration statement is declared effective by the SEC is less than $0.10, then under the April Agreement, we have the right to redeem the last $1,000,000 convertible debenture at the face amount of the convertible debenture within 10 days of the effectiveness of the registration statement. Pursuant to the terms of the April Agreement, commencing July 27, 2003, and in the case of the July Agreement, commencing October 18, 2003, Cornell may convert the debenture plus accrued interest, (which may be taken at Cornell's option in cash or common stock), in shares of our common stock at a conversion price equal to the lesser of (a) $0.08 or (b) 80% of the lowest closing bid price of our common stock for the four trading days immediately preceding the conversion date. No more than $600,000 may be converted in any thirty-day period under both the April and July Agreements Subject to certain exceptions, at our option, we may redeem a portion or the entire outstanding debenture at a price equal to 115% of the amount redeemed plus accrued interest and Cornell will receive a warrant to purchase 1,000,000 shares of our stock for every $100,000 redeemed. The warrant shall be exercisable on a cash basis and have an exercisable price of the higher of 110% of the closing bid price of our common stock on the closing date or $0.08. The warrant shall have "piggy back" registration rights and shall survive for 5 years from the closing date.

         Our obligations under the convertible debentures and the April and July Agreements are secured by a first priority security interest in substantially all of our assets. This security interest expires upon the earlier to occur of
(i) the fiftieth (50th) day following the effectiveness of the registration statement covering the resale of the shares underlying the convertible debentures; (ii) the date we receive, three million dollars ($3,000,000) of capital, in any form other than through the issuance of free-trading shares of the Company's common stock, from sources other than Cornell; or (iii) the satisfaction of our obligations under the April and July Agreements, the convertible debentures and the ancillary documents entered into thereby.

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

OUTSTANDING SECURITIES

         As of August 14, 2003, in addition to the 485,047,136 shares of our common stock currently outstanding, we have: (i) outstanding stock options to purchase an aggregate of approximately 62.1 million shares of common stock at exercise prices ranging from $0.08 to $0.36, of which approximately 56.5 million are currently exercisable; (ii) outstanding warrants to purchase an aggregate of approximately 58.7 million shares of common stock at prices ranging from $0.091 to $1.00, of which warrants to purchase 43.7 million shares are currently exercisable; (iii) approximately 40.3 million shares of common stock underlying certain outstanding convertible debentures. The foregoing does not include shares issuable pursuant to the equity line of credit agreements.

         If all of the foregoing were fully issued, exercised and/or converted, as the case may be, we would receive proceeds of approximately $30.4 million, and we would have approximately 646.1 million shares of common stock outstanding. The sale or availability for sale of this number of shares of common stock in the public market could depress the market price of the common stock. Additionally, the sale or availability for sale of this number of shares may lessen the likelihood that additional equity financing will be available to us, on favorable or unfavorable terms. Furthermore, the sale or availability for sale of this number of shares could limit the annual amount of net operating loss carryforwards that could be utilized.

PROJECTED EXPENSES

         During the next 12 months, we expect to incur significant expenditures relating to operating expenses and expenses relating to regulatory filings and clinical trials for Product R. We currently do not have cash available to meet our anticipated expenditures.

         We are currently seeking additional financing. We anticipate that we can continue operations through September 2003 with our current liquid assets, if none of our outstanding options or warrants is exercised or additional securities sold. Any proceeds received from the exercise of outstanding options or warrants will contribute to working capital and increase our budget for research and development and clinical trials and testing, assuming Product R receives subsequent approvals to justify such increased levels of operation. The recent prevailing market price for shares of common stock has from time to time been below the exercise prices of certain of our outstanding options or warrants. As such, recent trading levels may not be sustained nor may any additional options or warrants be exercised. If none of the outstanding options or warrants is exercised, and we obtain no other additional financing, in order for us to achieve the level of operations contemplated by management, management anticipates that we will have to materially limit operations. We anticipate that we will be required to sell additional securities to obtain the funds necessary to continue operations and further our research and development activities. We are currently seeking debt financing, licensing agreements, joint ventures and other sources of financing, but the likelihood of obtaining such financing on favorable terms is uncertain. Management is not certain whether, at present, debt or equity financing will be readily obtainable or whether it will be on favorable terms. Because of the large uncertainties involved in the FDA approval process for commercial drug use on humans, it is possible that we will never be able to sell Product R commercially.

Item 3. Quantitative and Qualitative Disclosures about Market Risk


         Not applicable.

Item 4. Controls and Procedures

         As of a date within 90 days prior to the filing date of this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of June 30, 2003. There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


              PART II. OTHER INFORMATIONPART II. OTHER INFORMATION

Item 1. Legal Proceedings

                  We have no material legal proceedings pending.

Item 2. Changes in Securities and Use of Proceeds

         See Part I, Item 2 of this Report.

Item 3. Defaults upon Senior Securities

         None.

Item 4. Submission of Matters to Vote of Security Holders

         During the quarter ended June 30, 2003, no matters were submitted to a vote of security holders of the Registrant, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits. The following Exhibits are filed with this Report:

                  31.1 Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulations S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulations S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K. None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ADVANCED VIRAL RESEARCH CORP.



Date: August 14, 2003                  By: /s/ Alan V. Gallantar
                                           -------------------------------------
                                           Alan V. Gallantar, Chief Financial
                                           Officer (Principal Financial and
                                           Accounting Officer)




                                       By: /s/ Shalom Z. Hirschman, M.D.
                                           -------------------------------------
                                           Shalom Z. Hirschman, President and
                                           Chief Executive Officer