Form 10-Q
period 2003-09-30
ADVANCED VIRAL RESEARCH CORP
filed 2003-11-14
CIK 786623

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ____________.

                        Commission File Number: 33-2262-A

                          ADVANCED VIRAL RESEARCH CORP.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                         59-2646820
--------------------------------                         ---------------------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification Number)


200 CORPORATE BOULEVARD SOUTH, YONKERS, NEW YORK                  10701
------------------------------------------------                  -----
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

         The number of shares outstanding of the issuer's common stock, par value $0.00001 per share as of November 14, 2003 was 521,921,079.


================================================================================

                          ADVANCED VIRAL RESEARCH CORP.

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003


                                TABLE OF CONTENTS



                                                                                                                 PAGE
                                                                                                                 ----


PART I.   FINANCIAL INFORMATION (UNAUDITED).......................................................................1
   Item 1.    Financial Statements (Unaudited)....................................................................1
   Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..............43
   Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................................59
   Item 4.    Controls and Procedures............................................................................59

PART II.  OTHER INFORMATION......................................................................................60
   Item 1.    Legal Proceedings..................................................................................60
   Item 2.    Changes in Securities and Use of Proceeds..........................................................60
   Item 3.    Defaults Upon Senior Securities....................................................................60
   Item 4.    Submission of Matters to Vote of Security Holders..................................................60
   Item 5.    Other Information..................................................................................60
   Item 6.    Exhibits and Reports On Form 8-K...................................................................61


                    PART I. FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                                                                                                PAGE
                                                                                                                ----


Balance Sheet for the Nine Months Ended September 30, 2003 and the Year Ended and December 31, 2002 ..............2

Statements of Operations for the Three and Nine Months Ended September 30, 2003 and 2002
and from Inception (February 20, 1984) to September 30, 2003 .....................................................3

Statements of Stockholders' Equity from Inception (February 20, 1984) to September 30, 2003.......................5

Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 and from Inception (February 20,
1984) to September 30, 2003 .....................................................................................16

Notes to Consolidated Condensed Financial Statements.............................................................17


                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS



                                                                                        SEPTEMBER 30,    DECEMBER 31,
                                                                                             2003            2002
                                                                                         ------------    ------------
                                                                                         (UNAUDITED)       (AUDITED)
                                                                                                          (RESTATED)
                                ASSETS
Current Assets:
   Cash and cash equivalents                                                             $    938,590    $  1,475,755
   Prepaid insurance                                                                          102,648          86,368
   Assets held for sale                                                                       152,273         172,601
   Other current assets                                                                         5,099          35,527
                                                                                         ------------    ------------
         Total current assets                                                               1,198,610       1,770,251

Property and Equipment, Net                                                                 1,541,002       2,244,118

Other Assets                                                                                1,266,197         931,660
                                                                                         ------------    ------------
         Total assets                                                                    $  4,005,809    $  4,946,029
                                                                                         ============    ============


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                           733,000         417,061
   Accrued liabilities                                                                        134,881         137,646
   Current portion of capital lease obligation                                                 18,389         104,719
   Current portion of note payable                                                              9,660          25,165
                                                                                         ------------    ------------
         Total current liabilities                                                            895,930         684,591
                                                                                         ------------    ------------

Long-Term Debt:
   Convertible debenture, net                                                               2,316,223       1,610,499
   Capital lease obligation                                                                        --           5,834
   Note payable                                                                                    --           4,879
                                                                                         ------------    ------------
        Total long-term debt                                                                2,316,223       1,621,212
                                                                                         ------------    ------------

Common Stock Subscribed but not Issued                                                                        883,900
                                                                                                         ------------

Commitments and Contingencies                                                                      --              --
                                                                                         ------------    ------------

Stockholders' Equity:
   Common stock; 1,000,000,000 shares of $.00001 par value
      authorized,522,918,079 and 455,523,990 shares issued
       and outstanding                                                                          5,229           4,555
   Additional paid-in capital                                                              54,659,037      50,122,024
   Deficit accumulated during the development stage                                       (53,680,991)    (48,333,867)
   Discount on warrants                                                                      (189,618)        (36,386)
                                                                                         ------------    ------------
         Total stockholders' equity                                                           793,657       1,756,326
                                                                                         ------------    ------------
         Total liabilities and stockholders' equity                                      $  4,005,810    $  4,946,029
                                                                                         ============    ============


                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                              THREE MONTHS ENDED                NINE MONTHS ENDED               INCEPTION
                                                  SEPTEMBER 30,                    SEPTEMBER 30,               (FEBRUARY 20,
                                          ------------------------------    ------------------------------        1984) TO
                                                               2002                              2002           SEPTEMBER 30,
                                                2003        (Restated)          2003          (Restated)         2003
                                          -------------    -------------    -------------    -------------    -------------
Revenues                                  $          --    $          --    $          --    $          --    $     231,892
                                          -------------    -------------    -------------    -------------    -------------

Costs and Expenses:
   Research and development                     219,586          978,658        1,066,596        3,517,924       19,382,012
   General and administrative                   873,473          708,133        2,541,689        2,058,352       20,136,166
   Compensation and other expense for
      options and warrants                       20,029          (76,860)          74,368          488,807        3,339,176
   Depreciation                                 228,252          254,045          703,276          713,356        2,870,465
                                          -------------    -------------    -------------    -------------    -------------
                                              1,341,340        1,863,976        4,385,929        6,778,439       45,727,819
                                          -------------    -------------    -------------    -------------    -------------

Loss from Operations                         (1,341,340)      (1,863,976)      (4,385,929)      (6,778,439)     (45,495,927)
                                          -------------    -------------    -------------    -------------    -------------

Other Income (Expense):
   Interest income                                2,811            6,482           10,661           11,305          912,096
   Other income                                      --               --               --               --          120,093
   Interest expense                            (757,420)         (83,543)        (949,260)        (120,980)      (7,314,964)
   Severance expense - former directors              --               --               --               --         (302,500)
                                          -------------    -------------    -------------    -------------    -------------
                                               (754,609)         (77,061)        (938,599)        (109,675)      (6,585,275)
                                          -------------    -------------    -------------    -------------    -------------

Loss from Continuing Operations              (2,095,949)      (1,941,037)      (5,324,528)      (6,888,114)     (52,081,202)
Loss from Discontinued Operations                (6,245)         (42,098)         (22,596)        (129,058)      (1,599,789)
                                          -------------    -------------    -------------    -------------    -------------

Net Loss                                  $  (2,102,194)   $  (1,983,135)   $  (5,347,124)   $  (7,017,172)   $ (53,680,991)
                                          =============    =============    =============    =============    =============

Net Loss Per Common Share
   Basic and Diluted:
      Continuing operations               $       (0.00)   $       (0.00)   $       (0.01)   $       (0.02)
      Discontinued operations                     (0.00)           (0.00)           (0.00)           (0.00)
                                          -------------    -------------    -------------    -------------
      Net loss                            $       (0.00)   $       (0.00)   $       (0.01)   $       (0.02)
                                          =============    =============    =============    =============

Weighted Average Number of
   Common Shares Outstanding                496,522,776      425,952,540      481,941,317      425,952,540
                                          =============    =============    =============    =============



                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2003


                                                                      COMMON STOCK                                   DEFICIT
                                                                       -----------                                 ACCUMULATED
                                                              AMOUNT                                 ADDITIONAL    DURING THE
                                                               PER                                    PAID-IN      DEVELOPMENT
                                                              SHARE        SHARES        AMOUNT       CAPITAL         STAGE
                                                             --------   -----------   -----------    -----------    -----------


Balance, inception (February 20, 1984) as
  previously reported                                                            --   $    1,000     $       --     $    (1,000)

Adjustment for pooling of interests                                              --        (1,000)         1,000             --
                                                                        -----------   -----------    -----------    -----------

Balance, inception, as restated                                                  --            --          1,000         (1,000)

Net loss, period ended December 31, 1984                                         --            --             --        (17,809)
                                                                        -----------   -----------    -----------    -----------

Balance, December 31, 1984                                                       --            --          1,000        (18,809)

Issuance of common stock for cash                            $   0.00   113,846,154         1,138            170             --
Net loss, year ended December 31, 1985                                           --            --             --        (25,459)
                                                                        -----------   -----------    -----------    -----------

Balance, December 31, 1985                                              113,846,154         1,138          1,170        (44,268)

Issuance of common stock - public offering                       0.01    40,000,000           400        399,600             --
Issuance of underwriter's warrants                                               --            --            100             --
Expenses of public offering                                                      --            --       (117,923)            --
Issuance of common stock, exercise of "A" warrants               0.03       819,860             9         24,587             --
Net loss, year ended December 31, 1986                                           --            --             --       (159,674)
                                                                        -----------   -----------    -----------    -----------

Balance, December 31, 1986                                              154,666,014         1,547        307,534       (203,942)
                                                                        -----------   -----------    -----------    -----------




                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2003


                                                               COMMON STOCK                                       DEFICIT
                                                               ------------                                     ACCUMULATED
                                                      AMOUNT                                     ADDITIONAL     DURING THE
                                                       PER                                        PAID-IN       DEVELOPMENT
                                                      SHARE        SHARES            AMOUNT       CAPITAL          STAGE
                                                     --------   -----------       -----------    -----------    -----------

Balance, December 31, 1986                                       154,666,014     $     1,547     $   307,534      $  (203,942)

Issuance of common stock, exercise of "A" warrants   $  0.03      38,622,618             386       1,158,321               --
Expenses of stock issuance                                                --              --         (11,357)              --
Acquisition of subsidiary for cash                                        --              --         (46,000)              --
Cancellation of debt due to stockholders                                  --              --          86,565               --
Net loss, year ended December 31, 1987                                    --              --              --         (258,663)
                                                                 -----------     -----------     -----------      -----------

Balance, December 31, 1987                                       193,288,632           1,933       1,495,063         (462,605)

Net loss, year ended December 31, 1988                                    --              --              --         (199,690)
                                                                 -----------     -----------     -----------      -----------

Balance, December 31, 1988                                       193,288,632           1,933       1,495,063         (662,295)

Net loss, year ended December 31, 1989                                    --              --              --         (270,753)
                                                                 -----------     -----------     -----------      -----------

Balance, December 31, 1989                                       193,288,632           1,933       1,495,063         (933,048)

Issuance of common stock, expiration of redemption      0.05       6,729,850              67         336,475               --
   offer on "B" warrants
Issuance of common stock, exercise of "B" warrants      0.05         268,500               3          13,422               --
Issuance of common stock, exercise of "C" warrants      0.08          12,900              --           1,032               --
Net loss, year ended December 31, 1990                                    --              --              --         (267,867)
                                                                 -----------     -----------     -----------      -----------

Balance, December 31, 1990                                       200,299,882           2,003       1,845,992       (1,200,915)
                                                                 -----------     -----------     -----------      -----------




                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2003


                                                                     COMMON STOCK                                   DEFICIT
                                                                     ------------                                  ACCUMULATED
                                                            AMOUNT                                   ADDITIONAL    DURING THE
                                                             PER                                      PAID-IN      DEVELOPMENT
                                                            SHARE      SHARES           AMOUNT        CAPITAL         STAGE
                                                           --------  -----------      -----------    -----------    -----------

Balance, December 31, 1990                                           200,299,882     $      2,003   $  1,845,992    $ (1,200,915)

Issuance of common stock, exercise of "B" warrants       $  0.05          11,400               --            420              --
Issuance of common stock, exercise of "C" warrants          0.08           2,500               --            200              --
Issuance of common stock, exercise of
  underwriter warrants                                      0.12       3,760,000               38         45,083              --
Net loss, year ended December 31, 1991                                        --               --             --        (249,871)
                                                                    ------------     ------------   ------------    ------------

Balance, December 31, 1991                                           204,073,782            2,041      1,891,695      (1,450,786)

Issuance of common stock, for testing                       0.04      10,000,000              100        404,900              --
Issuance of common stock, for consulting services           0.06         500,000                5         27,495              --
Issuance of common stock, exercise of "B" warrants          0.05       7,458,989               75        372,875              --
Issuance of common stock, exercise of "C" warrants          0.08       5,244,220               52        419,487              --
Expenses of stock issuance                                                    --               --         (7,792)             --
Net loss, year ended December 31, 1992                                        --               --             --        (839,981)
                                                                    ------------     ------------   ------------    ------------

Balance, December 31, 1992                                           227,276,991            2,273      3,108,660      (2,290,767)

Issuance of common stock, for consulting services           0.06         500,000                5         27,495              --
Issuance of common stock, for consulting services           0.03       3,500,000               35        104,965              --
Issuance of common stock, for testing                       0.04       5,000,000               50        174,950              --
Net loss, year ended December 31, 1993                                        --               --             --        (563,309)
                                                                    ------------     ------------   ------------    ------------

Balance, December 31, 1993                                           236,276,991          2,363      3,416,070      (2,854,076)
                                                                    ------------   ------------   ------------    ------------




                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2003



                                                          COMMON STOCK                                       DEFICIT
                                                          ------------                                     ACCUMULATED
                                                   AMOUNT                        ADDITIONAL                DURING THE   DEFERRED
                                                    PER                          PAID-IN   SUBSCRIPTION   DEVELOPMENT COMPENSATION
                                                   SHARE     SHARES     AMOUNT    CAPITAL   RECEIVABLE      STAGE       COST
                                                    -----  -----------  ------   ---------- -----------   ----------- ------------
Balance, December 31, 1993                                 236,276,991  $2,363   $3,416,070     $  --     $(2,854,076)   $  --

Issuance of common stock, for consulting services   $0.05    4,750,000      47      237,453        --              --       --
Issuance of common stock, exercise of options        0.08      400,000       4       31,996        --              --       --
Issuance of common stock, exercise of options        0.10      190,000       2       18,998        --              --       --
Net loss, year ended December 31, 1994                              --      --           --        --        (440,837)      --
                                                           -----------  ------   ----------     -----     -----------    -----

Balance, December 31, 1994                                 241,616,991   2,416    3,704,517        --      (3,294,913)      --
                                                                                                                         -----
Issuance of common stock, exercise of options        0.05    3,333,333      33      166,633        --              --       --
Issuance of common stock, exercise of options        0.08    2,092,850      21      167,407        --              --       --
Issuance of common stock, exercise of options        0.10    2,688,600      27      268,833        --              --       --
Issuance of common stock, for consulting services    0.11    1,150,000      12      126,488        --              --       --
Issuance of common stock, for consulting services    0.14      300,000       3       41,997        --              --       --
Net loss, year ended December 31, 1995                              --      --           --        --        (401,884)      --
                                                           -----------  ------   ----------     -----     -----------    -----

Balance, December 31, 1995                                 251,181,774   2,512    4,475,875        --      (3,696,797)      --
                                                           -----------  ------   ----------     -----     -----------    -----


                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2003


                                               COMMON STOCK                                          DEFICIT
                                               -------------                                        ACCUMULATED
                                       AMOUNT                          ADDITIONAL                   DURING THE      DEFERRED
                                         PER                             PAID-IN    SUBSCRIPTION    DEVELOPMENT   COMPENSATION
                                        SHARE    SHARES        AMOUNT    CAPITAL     RECEIVABLE        STAGE          COST
                                       ------  ------------    ------  ----------   -------------  ------------   --------------
Balance, December 31, 1995                        251,181,774   $2,512   $4,475,875   $     --    $(3,696,797)   $      --

Issuance of common stock, exercise
  of options                         $  0.05        3,333,334       33      166,634         --             --           --
Issuance of common stock, exercise
  of options                            0.08        1,158,850       12       92,696         --             --           --
Issuance of common stock, exercise
  of options                            0.10        7,163,600       72      716,288         --             --           --
Issuance of common stock, exercise
  of options                            0.11          170,000        2       18,698         --             --           --
Issuance of common stock, exercise
  of options                            0.12        1,300,000       13      155,987         --             --           --
Issuance of common stock, exercise
  of options                            0.18        1,400,000       14      251,986         --             --           --
Issuance of common stock, exercise
  of options                            0.19          500,000        5       94,995         --             --           --
Issuance of common stock, exercise
  of options                            0.20          473,500        5       94,695         --             --           --
Issuance of common stock, for
  services rendered                     0.50          350,000        3      174,997         --             --           --
Options granted                                            --       --      760,500         --             --     (473,159)
Subscription receivable                                    --       --           --    (19,000)            --           --
Net loss, year ended December 31, 1996                     --       --           --         --     (1,154,740)          --
                                                  -----------   ------   ----------   --------    -----------    ---------

Balance, December 31, 1996                        267,031,058    2,671    7,003,351    (19,000)    (4,851,537)    (473,159)
                                                  -----------   ------   ----------   --------    -----------    ---------




                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2003


                                             COMMON STOCK                                           DEFICIT
                                             ------------                                         ACCUMULATED
                                   AMOUNT                              ADDITIONAL                 DURING THE        DEFERRED
                                    PER                                 PAID-IN   SUBSCRIPTION    DEVELOPMENT     COMPENSATION
                                   SHARE        SHARES      AMOUNT      CAPITAL    RECEIVABLE        STAGE            COST
                                   ------    -----------  --------    ----------- -------------  ------------   ---------------
Balance, December 31, 1996                   267,031,058   $2,671    $7,003,351   $(19,000)   $(4,851,537)       $(473,159)

Issuance of common stock,
  exercise of options              $0.08       3,333,333       33       247,633         --             --               --
Issuance of common stock,
  conversion of debt                0.20       1,648,352       16       329,984         --             --               --
Issuance of common stock,
  conversion of debt                0.15         894,526        9       133,991         --             --               --
Issuance of common stock,
  conversion of debt                0.12       2,323,580       23       269,977         --             --               --
Issuance of common stock,
  conversion of debt                0.15       1,809,524       18       265,982         --             --               --
Issuance of common stock,
  conversion of debt                0.16         772,201        8       119,992         --             --               --
Issuance of common stock, for
  services rendered                 0.41          50,000       --        20,500         --             --               --
Issuance of common stock, for
  services rendered                 0.24         100,000        1        23,999         --             --               --
Beneficial conversion feature,
  February debenture                                  --       --       413,793         --             --               --
Beneficial conversion feature,
  October debenture                                   --       --     1,350,000         --             --               --
Warrant costs, February debenture                     --       --        37,242         --             --               --
Warrant costs, October debenture                      --       --       291,555         --             --               --
Amortization of deferred
  compensation cost                                   --       --            --         --             --          399,322
Imputed interest on
  convertible debenture                               --       --         4,768         --             --               --
Net loss, year ended
  December 31, 1997                                   --       --            --         --     (4,141,729)              --
                                             -----------   ------   -----------   --------    -----------        ---------

Balance, December 31, 1997                   277,962,574    2,779    10,512,767    (19,000)    (8,993,266)         (73,837)
                                             -----------   ------   -----------   --------    -----------        ---------




                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2003



                                         COMMON STOCK                                         DEFICIT
                                        -------------                                       ACCUMULATED
                                AMOUNT                          ADDITIONAL                  DURING THE       DEFERRED
                                  PER                            PAID-IN      SUBSCRIPTION  DEVELOPMENT    COMPENSATION
                                 SHARE      SHARES     AMOUNT    CAPITAL       RECEIVABLE      STAGE            COST
                                ------   -----------   ------   ------------    --------  -----------      -------------
Balance, December 31, 1997               277,962,574   $2,779    $10,512,767    $(19,000)    $(8,993,266)   $(73,837)

Issuance of common stock,
  exercise of options          $  0.12       295,000        3         35,397          --              --          --
Issuance of common stock,
  exercise of options             0.14       500,000        5         69,995          --              --          --
Issuance of common stock,
  exercise of options             0.16       450,000        5         71,995          --              --          --
Issuance of common stock,
  exercise of options             0.20        10,000       --          2,000          --              --          --
Issuance of common stock,
  exercise of options             0.26       300,000        3         77,997          --              --          --
Issuance of common stock,
  conversion of debt              0.13     1,017,011       10        132,990          --              --          --
Issuance of common stock,
  conversion of debt              0.14     2,512,887       25        341,225          --              --          --
Issuance of common stock,
  conversion of debt              0.15     5,114,218       51        749,949          --              --          --
Issuance of common stock,
  conversion of debt              0.18     1,491,485       15        274,985          --              --          --
Issuance of common stock,
  conversion of debt              0.19     3,299,979       33        619,967          --              --          --
Issuance of common stock,
  conversion of debt              0.22     1,498,884       15        335,735          --              --          --
Issuance of common stock,
  conversion of debt              0.23     1,870,869       19        424,981          --              --          --
Issuance of common stock,
  for services rendered           0.21       100,000        1         20,999          --              --          --
Beneficial conversion feature,
  November debenture                              --       --        625,000          --              --          --
Warrant costs, November
  debenture                                       --       --         48,094          --              --          --
Amortization of deferred
  compensation cost                               --       --             --          --              --      59,068
Write off of subscription
  receivable                                      --       --        (19,000)     19,000              --          --
Net loss, year ended
  December 31, 1998                               --       --             --          --      (4,557,710)         --
                                         -----------   ------   ------------    --------    ------------    --------

Balance, December 31, 1998               296,422,907    2,964     14,325,076          --     (13,550,976)    (14,769)
                                         -----------   ------   ------------    --------    ------------    --------



                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2003


                                                COMMON STOCK                             DEFICIT
                                                ------------                           ACCUMULATED
                                       AMOUNT                          ADDITIONAL       DURING THE      DEFERRED     DISCOUNT
                                         PER                            PAID-IN         DEVELOPMENT   COMPENSATION      ON
                                        SHARE      SHARES     AMOUNT    CAPITAL            STAGE          COST       WARRANTS
                                       ------   -----------   ------   ------------    ------------    --------    ------------
Balance, December 31, 1998                      296,422,907   $2,964    $14,325,076    $(13,550,976)   $(14,769)   $    --

Issuance of common stock, securities
  purchase agreement                   $ 0.16     4,917,276       49        802,451              --          --         --
Issuance of common stock, securities
  purchase agreement                     0.27     1,851,852       18        499,982              --          --         --
Issuance of common stock, for
  services rendered                      0.22       100,000        1         21,999              --          --         --
Issuance of common stock, for
  services rendered                      0.25       180,000        2         44,998              --          --         --
Beneficial conversion feature,
  August debenture                                       --       --        950,036              --          --         --
Beneficial conversion feature,
  December debenture                                     --       --        361,410              --          --         --
Amortization of warrant costs,
  convertible debentures                                 --       --            300              --          --       (300)
Warrant costs, related to
  convertible debentures                                 --       --          2,455
Warrant costs, August debenture                          --       --         49,964              --          --         --
Warrant costs, December debenture                        --       --          4,267              --          --         --
Amortization of warrant costs,
  securities purchase agreement                          --       --             --              --          --
Amortization of deferred
  compensation cost                                      --       --        (14,769)             --      14,769         --
Credit arising from modification
  of option terms                                        --       --        210,144              --          --         --
Net loss, year ended
  December 31, 1999                                      --       --             --      (6,323,431)         --         --
                                                -----------   ------   ------------    ------------    --------    -------

Balance, December 31, 1999 (Restated)           303,472,035    3,034     17,255,858     (19,874,407)         --      2,155
                                                -----------   ------   ------------    ------------    --------    -------




                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2003


                                                    COMMON STOCK                                DEFICIT
                                                    -------------                             ACCUMULATED
                                         AMOUNT                                 ADDITIONAL     DURING THE     DISCOUNT
                                           PER                                   PAID-IN     DEVELOPMENT        ON
                                          SHARE         SHARES       AMOUNT      CAPITAL        STAGE        WARRANTS
                                      -------------   -----------   --------   ------------    ------------  ---------
Balance, December 31, 1999 (Restated)                 303,472,035     $3,034    $17,255,858    $(19,874,407)    $2,155

Issuance of common stock,
  exercise of options                       $0.1400       600,000          6         83,994              --         --
Issuance of common stock,
  exercise of options                        0.1500     1,600,000         16        239,984              --         --
Issuance of common stock,
  exercise of options                        0.1600       650,000          7        103,994              --         --
Issuance of common stock,
  exercise of options                        0.1700       100,000          1         16,999              --         --
Issuance of common stock,
  exercise of options                        0.2100       792,500          8        166,417              --         --
Issuance of common stock,
  exercise of options                        0.2500     1,000,000         10        246,090              --         --
Issuance of common stock,
  exercise of options                        0.2700       281,000          3         75,867              --         --
Issuance of common stock,
  exercise of options                        0.3600       135,000          1         48,599              --         --
Issuance of common stock,
  exercise of warrants                       0.2040       220,589          2         44,998              --         --
Issuance of common stock,
  exercise of warrants                       0.2448       220,589          2         53,998              --         --
Issuance of common stock,
  exercise of warrants                       0.2750        90,909          1         24,999              --         --
Issuance of common stock,
  exercise of warrants                       0.3300        90,909          1         29,999              --         --
Issuance of common stock,
  conversion of debt                         0.1400    35,072,571        351      4,907,146              --         --
Issuance of common stock,
  conversion of debt                         0.1900     1,431,785         14        275,535              --         --
Issuance of common stock,
  conversion of debt                         0.2000     1,887,500         19        377,481              --         --
Issuance of common stock,
  conversion of debt                         0.3600        43,960         --         15,667              --         --
Issuance of common stock,
  cashless exercise of warrants                           563,597          6        326,153              --         --
Issuance of common stock,
  services rendered                          0.4650       100,000          1         46,499              --         --
Private placement of
  common stock                               0.2200    13,636,357        136      2,999,864              --         --
Private placement of
  common stock                               0.3024     4,960,317         50      1,499,950              --         --
Private placement of
  common stock                               0.4000    13,265,000        133      5,305,867              --         --
Cashless exercise of warrants                                  --         --       (326,159)             --         --
Beneficial conversion
  feature, January Debenture                                   --         --        395,236              --         --
Warrant costs, consulting agreement                            --         --        200,249              --         --
Warrant costs, January Debenture                               --         --         13,418              --         --
Warrant costs, related to
  convertible debentures                                       --         --             --              --     (2,454)
Recovery of subscription receivable
  previously written off                                       --         --         19,000              --         --
Credit arising from modification
  of option terms                                              --         --      1,901,927              --         --
Net loss, year ended
  December 31, 2000                                            --         --             --      (8,816,192)        --
                                                      -----------   --------   ------------    ------------    -------

Balance, December 31, 2000 (Restated)                 380,214,618      3,802     36,349,629     (28,690,599)      (299)
                                                      -----------   --------   ------------    ------------    -------




                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2003


                                                 COMMON STOCK
                                                 ------------                                   DEFICIT
                                                                                              ACCUMULATED
                                     AMOUNT                                  ADDITIONAL       DURING THE         DISCOUNT
                                       PER                                    PAID-IN         DEVELOPMENT           ON
                                      SHARE         SHARES         AMOUNT     CAPITAL            STAGE           WARRANTS
                                   ------------   -----------     -------   ------------      ------------     ------------

Balance,  December 31, 2000 (Restated)            380,214,618       3,802     36,349,629       (28,690,599)      (299)

Issuance of common stock,
  exercise of options                   $0.2700        40,000           1         10,799                --         --
Issuance of common stock,
  exercise of options                    0.3600        20,000           1          7,199                --         --
Issuance of common stock,
  cashless exercise of warrants                        76,411           1         77,491                --         --
Issuance of common stock,
  for services rendered                  0.3500       100,000           1         34,999                --         --
Sale of common stock, for cash           0.1500     6,666,667          66        999,933                --         --
Sale of common stock, for cash           0.3000     2,000,000          20        599,980                --         --
Sale of common stock, for cash           0.3200     3,125,000          31        999,969                --         --
Sale of common stock, for cash           0.4000     1,387,500          14        554,986                --         --
Sale of common stock, for cash           0.2700     9,666,667          96      2,609,904                --         --
Cashless exercise of warrants                              --          --        (77,491)               --         --
Credit arising from modification
  of option terms                                          --          --        691,404                --         --
Net loss, year ended
  December 31, 2001                                        --          --             --       (10,729,863)        --
                                                  -----------     -------   ------------      ------------      -----

Balance, December 31, 2001 (Restated)             403,296,863      $4,033    $42,858,802      $(39,420,462)     $(299)
                                                  ===========     =======   ============      ============      =====





                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2003



                                                COMMON STOCK                             DEFICIT
                                               --------------                           ACCUMULATED
                                       AMOUNT                          ADDITIONAL       DURING THE      DISCOUNT
                                         PER                             PAID-IN       DEVELOPMENT        ON
                                        SHARE     SHARES      AMOUNT     CAPITAL          STAGE         WARRANTS
                                       ------   -----------   ------   ------------    ------------    -----------


Balance,  December 31, 2001 (Restated)          403,296,863    4,033     42,858,802     (39,420,462)          (299)

Sale of common stock, for cash        $0.1109    17,486,491      175      1,938,813              --             --
Sale of common stock, for cash         0.1400    22,532,001      225      2,840,575              --             --
Sale of common stock, for cash         0.1500     9,999,999      100      1,499,900              --             --
Issuance of common stock,
  conversion of debt                   0.1100       909,091        9         99,991              --             --
Issuance of common stock,
  conversion of debt                   0.1539     1,299,545       13        199,987              --             --
Warrant costs, termination agreement                     --       --        190,757              --             --
Warrant costs, issued with sale of
  common stock, for cash                                 --       --         36,086              --
Expenses of stock issuance                               --       --        (50,160)             --        (36,087)
Warrants granted for consulting
  services                                               --       --        107,382              --             --
Credit arising from modification
  of option terms                                        --       --        177,963              --             --
Amortization of warrant costs,
  securities purchase agreements                         --       --             --              --
Beneficial conversion feature,
  May debenture                                          --       --         55,413              --             --
Beneficial conversion feature,
  July debentures                                        --       --        166,515              --             --
Net loss, year ended
  December 31, 2002                                      --       --             --      (8,913,405)            --
                                                -----------   ------   ------------    ------------    -----------
Balance, December 31, 2002 (Restated)           455,523,990   $4,555    $50,122,024    $(48,333,867)      $(36,386)
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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2003



                                                  COMMON STOCK                                  DEFICIT
                                                 -------------                                ACCUMULATED
                                       AMOUNT                                  ADDITIONAL      DURING THE       DISCOUNT
                                         PER                                    PAID-IN        DEVELOPMENT         ON
                                        SHARE        SHARES        AMOUNT       CAPITAL           STAGE         WARRANTS
                                       --------   -----------   -----------   ------------    ------------    -----------
Balance, December 31, 2002 (Restated)             455,523,990         4,555     50,122,024     (48,333,867)       (36,386)

Sale of common stock, for cash          $0.0500    21,620,000           216      1,080,784              --             --
Sale of common stock, for cash          $0.0800    22,650,000           226      1,811,774
Issuance of common stock,
  conversion of debt                    $0.0424    14,150,943           142        599,858
Issuance of common stock,
  conversion of debt                     0.1000     7,255,754            73        725,653              --             --
Issuance of common stock,
  conversion of debt                     0.1818       562,865             6        102,323              --             --
Issuance of common stock,
  for services rendered                  0.0790       100,000             1          7,899              --             --
Issuance of common stock,
  for services rendered                  0.0930       107,527             1          9,999              --             --
Warrant costs, issued with
  issue of convertible debenture                           --            --        517,141              --       (517,141)
Expenses of stock issuance                                 --            --       (199,989)             --         36,386
Amortization of warrant costs,
  related to convertible debenture                         --            --             --              --        327,523
Litigation settlement --                                                                                               --
  cash and stock                                           --            --     (1,126,407)             --             --
Litigation settlement stock              0.0800       947,000             9         75,751              --             --
Options issued for services rendered                       --            --         74,368              --             --
Beneficial conversion feature,
  April debenture                                          --            --        482,859              --             --
Beneficial conversion feature,
  July debenture                                                                   375,000
Net loss, Nine Months
  Ended September30, 2003                                  --            --             --      (5,347,124)            --
                                       --------   -----------   -----------   ------------    ------------    -----------

Balance, September 30, 2003
  (unaudited)                                     522,918,079   $     5,229   $ 54,659,037    $(53,680,991)   $  (189,618)
                                       --------   ===========   ===========   ============    ============    ===========




                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                               INCEPTION
                                                                                                             (FEBRUARY 20,
                                                                                   NINE MONTHS ENDED           1984) TO
                                                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                                               --------------------------    ------------
                                                                                                  2002
                                                                                   2003        (Restated)        2003
                                                                               -----------    -----------    ------------
Cash Flows from Operating Activities:
   Net loss                                                                    $(5,347,124)   $(7,017,172)   $(53,680,991)
                                                                               -----------    -----------    ------------
   Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation                                                              715,158        728,817       3,153,821
         Amortization of debt issuance costs                                       105,922         21,224         934,559
         Amortization of deferred interest cost on beneficial
            conversion feature of convertible debenture                            417,145         57,574       4,599,940
         Amortization of discount on warrants                                      327,523             --         957,800
         Amortization of deferred compensation cost                                     --             --         760,500
         Issuance of common stock for debenture interest                            74,493         21,863         194,130
         Issuance of common stock for services                                          --             --       1,586,000
         Compensation expense for options and warrants                              74,368        488,807       3,339,176
         Changes in operating assets and liabilities:
           (Increase) decrease in other current assets                              17,664        (45,452)       (127,647)
            Increase in other assets                                              (117,446)      (112,517)     (1,752,635)
            Increase (decrease) in accounts payable and  accrued liabilities       313,176       (921,847)        874,083
                                                                               -----------    -----------    ------------
                  Total adjustments                                              1,928,003        238,469      14,519,727
                                                                               -----------    -----------    ------------
                  Net cash used by operating activities                         (3,419,121)    (6,778,703)    (39,161,264)
                                                                               -----------    -----------    ------------

Cash Flows from Investing Activities:
   Purchase of investments                                                              --             --      (6,292,979)
   Proceeds from sale of investments                                                    --             --       6,292,979
   Disposal (Acquisition) of property and equipment                                  4,769       (192,755)     (4,318,615)
                                                                               -----------    -----------    ------------
                  Net cash provided (used) by investing activities                   4,769       (192,755)     (4,318,615)
                                                                               -----------    -----------    ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of convertible debt- net of issuance costs             2,186,986      2,000,000      13,686,986
   Proceeds from sale of securities, net of issuance costs                       2,737,298      6,279,788      32,266,984
   Proceeds from common stock subscribed but not issued                           (883,900)            --              --
   Payments under litigation settlement                                         (1,050,649)            --      (1,050,649)
   Payments under capital lease                                                    (92,164)      (109,528)       (402,192)
   Payments on note payable                                                        (20,384)       (17,911)       (101,660)
   Recovery of subscription receivable written off                                      --             --          19,000
                                                                               -----------    -----------    ------------
                  Net cash provided by financing activities                      2,877,187      8,152,349      44,418,469
                                                                               -----------    -----------    ------------

Net Increase (Decrease)  in Cash and Cash Equivalents                             (537,165)     1,180,891         938,590

Cash and Cash Equivalents, Beginning                                             1,475,755      1,499,809              --
                                                                               -----------    -----------    ------------

Cash and Cash Equivalents, Ending                                              $   938,590    $ 2,680,700    $    938,590
                                                                               ===========    ===========    ============

Supplemental Disclosure of Non-Cash Financing Activities:
   Cash paid during the period for interest                                    $    14,177    $    11,305
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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements at September 30, 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position as of September 30, 2003 and results of operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002. All such adjustments are of a normal recurring nature. Certain general and administrative expenses from inception relating to consulting services were reclassified to compensation expense for options and warrants to be consistent with current presentation. The Company has discontinued allocating the majority of its general and administrative expenses to research and development, since, subsequent to December 31, 2002, the Company reduced its research and development activities to include only research performed in Israel. Therefore, the Company's allocation to research and development includes only those direct expenses relating to the research and development activities in Israel and 30% of salaries and payroll taxes for the Company's Chief Scientist, who oversees the clinical trials in Israel and spends approximately 30% of his time in these initiatives.
           This change was necessary to reflect current operating costs relating to the Company's Yonkers, New York facility. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

         During April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (" SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS 149 will not have any impact on the Company's operating results or financial position as the Company does not have any derivative instruments that are affected by SFAS 149 at this time.

             During May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have any impact on the Company's operating results or financial position as the Company does not have any financial instruments with characteristics of both liabilities and equity that are not already classified as liabilities.

                         ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)



NOTE 2.  GOING CONCERN

         As indicated in the accompanying financial statements, the Company has suffered accumulated net losses of $53,680,991 since inception and is dependent upon registration of AVR118 (formerly known as "Product R" until October 2003) for sale before it can begin commercial operations. The Company's cash position is inadequate to pay all the costs associated with operations and the full range of testing and clinical trials required by the FDA. Unless and until AVR118 is approved for sale in the United States or another industrially developed country, the Company will be dependent upon the continued sale of its securities, debt or equity financing for funds to meet its cash requirements. The foregoing issues raise substantial doubt about the Company's ability to continue as a going concern.

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

     ADVANCED VIRAL RESEARCH CORP. (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)



NOTE 3.  RESTATEMENT OF FINANCIAL STATEMENTS

         The accompanying financial statements for the three and nine months ending September 30, 2002 have been restated to reflect changes in accounting for warrants issued in connection with equity transactions as well as options issued to the Board of Directors and employees (on a pro-forma basis only) and its Advisory Boards. The restatement resulted in income which reduced the previously reported net loss for the three and nine months ended September 30, 2002 by approximately $415,000 and $950,000, respectively.

         Basic and diluted net loss per common share on operations remained the same for the nine months ended September 30, 2002 and was reduced by $0.01 to ($0.00) from ($0.01) for the three months ended September 30, 2002. The Company's deficit accumulated during the development stage was reduced by $2,803,938 for the year ended December 31, 2002. The restatement did not impact the Company's net cash in investing and financing activities and net cash used in operating activities remained unchanged, however, certain components within operating activities consisting of amortization of deferred interest cost, discount on warrants and compensation expense for options and warrants, were restated for the nine months ended September 30, 2002.


                                                                              AS OF DECEMBER 31, 2002
                                                                  ----------------------------------------------
                                                                  AS REPORTED       ADJUSTMENTS        RESTATED
                                                                  -----------       ----------       -----------
         ASSETS
         Current Assets                                             1,770,251               --         1,770,251
         Property and Equipment, Net                                2,244,118               --         2,244,118
         Other Assets                                                 931,660               --           931,660
                                                                  -----------       ----------       -----------
                  Total assets                                      4,946,029               --         4,946,029
                                                                  ===========       ==========       ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         Current Liabilities                                          684,591               --           684,591
         Long-Term Debt:
            Convertible debenture, net                              1,658,231          (47,732)        1,610,499
            Capital lease obligation                                    5,834               --             5,834
            Note payable                                                4,879               --             4,879
                                                                  -----------       ----------       -----------
                  Total long-term debt                              1,668,944          (47,732)        1,621,212
                                                                  -----------       ----------       -----------
         Common Stock Subscribed but not Issued                       883,900               --           883,900
                                                                  -----------       ----------       -----------
         Stockholders' Equity:
            Common stock                                                4,555               --             4,555
            Additional paid-in capital                             57,530,605       (7,408,581)       50,122,024
            Deficit accumulated during development
             Stage                                                (51,137,805)       2,803,938       (48,333,867)
            Discount on warrants                                   (4,688,761)       4,652,375           (36,386)
                                                                  -----------       ----------       -----------
                  Total stockholders' equity                        1,708,594           47,732         1,756,326
                                                                  -----------       ----------       -----------
                  Total liabilities and stockholders' equity        4,946,029               --         4,946,029
                                                                  ===========       ==========       ===========


                         ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


NOTE 3.  RESTATEMENT OF FINANCIAL STATEMENTS (Continued)


                                          THREE MONTHS ENDED SEPTEMBER 30, 2002         NINE MONTHS ENDED SEPTEMBER 30, 2002
                                       -------------------------------------------    -------------------------------------------
                                       AS REPORTED    ADJUSTMENTS      RESTATED        AS REPORTED     ADJUSTMENTS      RESTATED
                                      -------------   -----------    -------------    -------------    -----------    -----------
Revenues                              $          --   $        --    $          --    $          --    $        --    $        --
                                      -------------   -----------    -------------    -------------    -----------    -----------
Costs and Expenses:
   Research and development                 978,658            --          978,658        3,517,924             --      3,517,924
   General and administrative               708,133            --          708,133        2,058,352             --      2,058,352
   Compensation and other expense
    for options and warrants                 30,462      (107,322)         (76,860)         646,004       (157,197)       488,807
   Depreciation                             254,045            --          254,045          713,356             --        713,356
                                      -------------   -----------    -------------    -------------    -----------    -----------
                                          1,971,298      (107,322)       1,863,976        6,935,636       (157,197)     6,778,439
                                      -------------   -----------    -------------    -------------    -----------    -----------
Loss from Operations                     (1,971,298)      107,322       (1,863,976)      (6,935,636)       157,197     (6,778,439)
                                      -------------   -----------    -------------    -------------    -----------    -----------
Other Income (Expense):                          --            --               --
   Interest income                            6,482            --            6,482           11,305             --         11,305
   Other income                                  --            --               --
   Interest expense                        (390,830)      307,287          (83,543)        (913,836)       792,856       (120,980)
   Severance expense - former
      directors                                  --            --               --               --             --             --
                                      -------------   -----------    -------------    -------------    -----------    -----------
                                           (384,348)      307,287          (77,061)        (902,531)       792,856       (109,675)
                                      -------------   -----------    -------------    -------------    -----------    -----------
Loss from Continuing Operations          (2,355,646)      414,609       (1,941,037)      (7,838,167)       950,053     (6,888,114)

Loss from Discontinued Operations           (42,098)           --          (42,098)        (129,058)            --       (129,058)
                                      -------------   -----------    -------------    -------------    -----------    -----------
Net Loss                              $  (2,397,744)  $   414,609    $  (1,983,135)   $  (7,967,225)   $   950,053    $(7,017,172)
                                      =============   ===========    =============    =============    ===========    ===========
Net Loss Per Common Share
   Basic and Diluted:
      Continuing operations           $       (0.01)                 $       (0.00)   $       (0.02)                  $     (0.02)
      Discontinued operations                 (0.00)                         (0.00)           (0.00)                        (0.00)
                                      -------------                  -------------    -------------                   -----------
      Net loss                        $       (0.01)                 $       (0.00)   $       (0.02)                  $     (0.02)
                                      =============                  =============    =============                   ===========
  Weighted Average Number of Common
  Shares Outstanding                    425,952,540                    425,952,540      425,952,540                   425,952,540
                                      =============                  =============    =============                   ===========




                         ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


NOTE 4.  COMMITMENTS AND CONTINGENCIES

         GENERAL

         POTENTIAL CLAIM FOR ROYALTIES

         The Company may be subject to claims from certain third parties for royalties due on sales of the Company's product. The Company has not as yet received any notice of claim from such parties.

         PRODUCT LIABILITY

         The Company is unaware of any claims or threatened claims since AVR118 was initially marketed in the 1940's; however, one study noted adverse reactions from highly concentrated doses in guinea pigs. Therefore, the Company could be subjected to claims for adverse reactions resulting from the use of AVR118. In the event any claims for substantial amounts were successful, they could have a material adverse effect on the Company's financial condition and on the marketability of AVR118. During November 2002, the Company secured $3,000,000 of product liability coverage at a cost of approximately $24,000 per annum. In addition, during October 2002, the Company secured $3,000,000 in liability coverage for each of the three clinical trials in Israel at a cost of approximately $16,000. There can be no assurance that the Company will be able to secure additional insurance in adequate amounts or at reasonable premiums if it determined to do so. Should the Company be unable to secure additional product liability insurance, the risk of loss to the Company in the event of claims would be greatly increased and could have a material adverse effect on the Company.

         LACK OF PATENT PROTECTION

         The Company has eight issued U.S. patents, some covering the composition of AVR118 and others covering various uses of the AVR118. The Company has nine pending U.S. patent applications, among which two have been allowed. The Company has seventeen pending foreign patent applications. In addition, the Company has two issued Australian patents and one issued Chinese patent covering several uses of AVR118.

         During April 2002, under the terms of a settlement agreement entered as part of a final judgment on March 25, 2002, the Company was assigned all rights, title and interest in two issued U.S. patents pertaining to Reticulose(R) technology. As patent applications in the United States are maintained in secrecy until published or patents are issued, and as publication of discoveries in the scientific or patent literature often lag behind the actual discoveries, the Company cannot be certain that the Company were the first to make the inventions covered by each of its pending patent applications or that the Company were the first to file patent applications for such inventions. Furthermore, the patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions, and, therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents or their enforceability cannot be predicted. The Company cannot be sure that any additional patents will issue from any of its

                         ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


NOTE 4.  COMMITMENTS AND CONTINGENCIES (Continued)

         GENERAL (Continued)

         LACK OF PATENT PROTECTION (Continued)

         patent applications or, should any patents issue, that the Company will be provided with adequate protection against potentially competitive products. Furthermore, the Company cannot be sure that should patents issue, they will be of commercial value to us, or that private parties, including competitors, will not successfully challenge its patents or circumvent its patent position in the United States or abroad.

         STATUS OF FDA FILINGS

         On July 30, 2001, the Company submitted an Investigational New Drug
         (IND) application to the United States Food and Drug Administration
         (FDA) to begin Phase I clinical trials of AVR118 as a topical treatment for genital warts caused by human papilloma virus (HPV) infection. In September 2001, the FDA cleared the Company's IND application for AVR118 to begin Phase I clinical trials. On April 12, 2002, the Company successfully completed Phase 1 trials. Phase 2 trials are pivotal clinical investigations designed to establish the efficacy and safety of AVR118. Currently, the Company does not have sufficient funds available to pursue the Phase 2 clinical trials of AVR118 as a topical treatment for genital warts caused by HPV infection.

         STATUS OF ISRAEL CLINICAL TRIALS

         In November 2002 the Company began testing injectable AVR118 in the following clinical trials in Israel:

         o PHASE I/PHASE II STUDY IN CACHECTIC PATIENTS NEEDING SALVAGE THERAPY FOR AIDS. These patients have failed highly active anti-retroviral therapy (HAART), remain on HAART, and require salvage therapy. The Company believes that AVR118 may have three major beneficial effects in patients with AIDS. First, its therapeutic effects on body wasting (cachexia) seen in patients with AIDS. Second, the mitigation of the toxicity of drugs included in HAART regimens for the treatment of AIDS. Third, the synergistic activity with drugs used in HAART regimens to suppress the replication of HIV and increase the CD4 and CD8 cell counts in patients with AIDS. The Company believes that AVR118 may prove to be an important "enabler" drug in the treatment of AIDS.

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

                         ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)




NOTE 4.  COMMITMENTS AND CONTINGENCIES (Continued)

         GENERAL (Continued)

         STATUS OF ISRAEL CLINICAL TRIALS (Continued)

         o PHASE I STUDY IN CACHECTIC PATIENTS WITH SOLID TUMORS. Included are patients with solid tumors such as colonic, lung, breast, stomach and kidney cancers.

         The Company's objective for the three Israeli trials is to determine the safety, tolerance and metabolic characteristics of AVR118. Although there can be no assurances, the Company anticipates that the clinical trials in Israel will help facilitate the planned investigational new drug (IND) application process for injectable AVR118 with the FDA.

         The Company's 12-month agreement formalized in April 2001 with the Selikoff Center in Israel to develop clinical trials in Israel using AVR118 has concluded. It is anticipated that these trials will support future FDA applications. The Company paid $242,000 under this agreement.

         In September 2002, the Company entered into a contract with EnviroGene LLC, an affiliate of the Selikoff Center, to conduct, evaluate and maintain the scientific quality for the three clinical studies listed above. Under the terms of this agreement, EnviroGene will (1) finalize all Israeli government and hospital approval documents, (2) complete and organize the three clinical trials including establishing a network of scientists to perform said study/trial and initiate recruitment of patients and (3) perform the studies/trials and evaluate the results. Total costs incurred in connection with EnviroGene's services are expected to be $1,551,000, of which approximately $1,323,000 has been expensed from inception and approximately $875,000 has been paid through September 30, 2003. Approximately $100,000 and $697,000 has been expensed during the three and nine months ended September 30, 2003.

         In the fourth quarter of 2002, the Company entered into various agreements supporting the clinical trials in Israel aggregating approximately $1,000,000 to be paid over a twelve-month period. These services include the monitoring and auditing of the clinical sites, hospital support and laboratory testing. Approximately $210,000 has been expensed and approximately $186,000 has been paid for the nine months ended September 30, 2003, and approximately $60,000 has been expensed and approximately $52,000 was paid during the three months ended September 30, 2003.

         In March 2003, the Company commenced discussions and began to draft protocols to expand the ongoing Israeli clinical trials of AVR118 for the treatment of AIDS patients (who have failed HAART and remain on HAART therapy) into late Phase II blinded, controlled clinical trials.

         In August 2003, the Company decided to defer the continuation of and re-examine the procedures, protocol and objectives of the Phase I study in Israel using AVR118 for cachectic patients with leukemia and lymphoma and a recent Phase I study for cachectic patients with solid tumors. Estimated completion date for such studies is uncertain. Because of its limited

                         ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


NOTE 4.  COMMITMENTS AND CONTINGENCIES (Continued)

         GENERAL (Continued)

         STATUS OF ISRAEL CLINICAL TRIALS (Continued)

         resources, the Company currently believes it to be in its best interests to focus its clinical efforts on the Phase I/Phase II Study in cachectic patients needing salvage therapy for AIDS.

         The Company currently has one ongoing Phase I/II study in Israel of AVR118 for cachectic patients with AIDS. Out of 30 total patients contemplated under the protocol for this study, 15 patients are enrolled, all of whom have completed the first dose of AVR118 required under the study. The estimated completion date of this study is the second quarter of 2004. It is uncertain at this time when cash inflows will result from this study. The completion of the study is dependent upon funds available for research and development and the availability of patients meeting the prescribed protocol and the ability of Israel and its hospitals to meet the requirements of the protocol. From inception of all the clinical studies in Israel the Company have expended approximately $1,550,000. The cost to complete the Phase I/II study in Israel of AVR118 for cachectic patients with AIDS for the additional 15 patients (for a total of 30) is estimated to be $300,000.

         In July 2003 the agreement entered in July 2002 with the Weizmann Institute of Science and Yeda, its developmental arm in Israel, to conduct research on the effects of AVR118 on the immune system, expired in accordance with its terms, and upon such termination the Company retained all rights to the research performed under the agreement. Total costs incurred in connection with this research are expected to be $138,000, of which payments of $40,000 were made in each of July 2002 and November 2002, and an additional $10,000 was paid in October 2003. Final payment has not been made pending review and approval of the final report. The Company has expensed $120,000 since inception of the contract through September 30, 2003.

         CONSULTING AND EMPLOYMENT AGREEMENTS

         HIRSCHMAN AGREEMENT

         In May 1995, the Company entered into a consulting agreement with Shalom Hirschman, M.D., Professor of Medicine of Mt. Sinai School of Medicine, New York, New York and Director of Mt. Sinai's Division of Infectious Diseases, whereby Dr. Hirschman was to provide consulting services to the Company through May 1997. The consulting services included the development and location of pharmacological and biotechnology companies and assisting the Company in seeking joint ventures with and financing of companies in such industries. In connection with the consulting agreement, the Company issued to Dr. Hirschman 1,000,000 shares of the Company's common stock and the option to acquire 5,000,000 shares of the Company's common stock for a period of three years as per the vesting schedule as referred to in the agreement, at a purchase price of $0.18 per share. As of September 30, 2003, 900,000 shares have been issued upon exercise of these options for cash consideration of $162,000 under this Agreement.

                         ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


NOTE 4.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         HIRSCHMAN AGREEMENT (Continued)

         In March 1996, the Company entered into an addendum to the consulting agreement with Dr. Hirschman whereby Dr. Hirschman agreed to provide consulting services to the Company through May 2000 (the "Addendum"). Pursuant to the Addendum, the Company granted to Dr. Hirschman and his designees options to purchase an aggregate of 15,000,000 shares of the Company's common stock for a three year period pursuant to the following schedule: (i) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1996 and ending March 1999 at an exercise price of $0.19 per share; (ii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1997 and ending March 1999 at an exercise price of $0.27 per share; and (iii) options to purchase 5,000,000 shares exercisable at any time and from time to time commencing March 24, 1998 and ending March 1999 at an exercise price of $0.36 per share. In addition, the Company has agreed to cause the shares underlying these options to be registered so long as there is no cost to the Company.

         Dr. Hirschman assigned to third parties unaffiliated with the Company options to acquire an aggregate of three million shares of the Company's common stock, all of which assigned options have expired and are no longer exercisable.

         From October 1996 to August 2003, Dr. Hirschman was the Chief Executive Officer of the Company. In February 1998, the Company granted to Dr. Hirschman options to purchase 23,000,000 shares of the Company's common stock at an exercise price of $0.27 from time to time until February 2008. These options vested upon the Company's filing an IND application with the FDA. In February 1998, the Company extended the expiration date of the following options previously granted to Dr. Hirschman from March 1999 to February 2008: (i) options to purchase 4,100,000 shares at $0.18 per share; (ii) options to purchase 4,000,000 shares at $0.19 per share; (iii) options to purchase 4,000,000 shares at $0.27 per share; and (iv) options to purchase 4,000,000 shares at $0.36 per share. The fair value of these options was estimated to be $867,100 ($0.0377 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; a risk free interest rate of 6% and an expected life of 32 months.

         In May 2000, the Company and Dr. Hirschman entered into a second amended and restated employment agreement (the "Agreement") which superseded in its entirety the July 1998 Employment Agreement. Pursuant to this Agreement, Dr. Hirschman was employed to serve as Chief Executive Officer and President of the Company until December 31, 2002, provided, however, the Agreement is extended automatically by one year, each year, unless notice of termination has been given by either Dr. Hirschman or the Company. The Agreement provided for Dr. Hirschman to receive an annual base salary of $361,000 (effective January 1, 2000), use

                         ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


NOTE 4.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         HIRSCHMAN AGREEMENT (Continued)

         of an automobile, major medical, disability, dental and term life insurance benefits for the term of his employment and for the payment of $100,000 to Dr. Hirschman on the earlier to occur of (i) the date an IND number is obtained from and approved by the FDA so that human research may be conducted using AVR118; or (ii) the execution of an agreement relating to co-marketing pursuant to which one or more third parties commit to make payments to the Company of at least $15 million. On September 4, 2001, the Company received an IND number from the FDA. Therefore, of the $100,000 described above, $25,000 was paid as of December 31, 2001 with an additional $25,000 paid through December 31, 2002. No further payments have been made to date. The Agreement also provides for previously issued options to acquire 23,000,000 shares of common stock at $0.27 per option share to be immediately vested as of the date of this agreement and are exercisable until February 17, 2008.

         Dr. Hirschman, M.D. resigned in August 2003 from his position as President, Chief Executive Officer and Chief Scientific Officer and a director of Advanced Viral in order to devote his full efforts to his position as Chief Scientist with responsibilities assigned by the Board pursuant to a Third Amended and Restated Employment Agreement dated August 26, 2003. Pursuant to the Third Amended and Restated Employment Agreement, stock options currently held by Dr. Hirschman shall expire on February 17, 2008; provided, however, that the options shall expire either 90 days after Dr. Hirschman terminates his employment without good reason, or the Company terminates him for cause. Pursuant to the agreement, Dr. Hirschman may exercise the options upon the occurrence of a change of control until the expiration date. Furthermore, the agreement provides that, in the event that Dr. Hirschman has unexercised options outstanding on February 17, 2008, and the common stock of the Company has a trading price of less than $1, then the expiration of options to acquire 10 million shares (or such lesser number then outstanding) shall be extended for an additional 2 years until February 17, 2010 at an exercise price of $0.50 per share. Pursuant to the agreement, the Company acknowledge that the options are fully vested, that the shares underlying the options have been registered, and agreed to use its best efforts to cause such shares to be registered or to have the registration of such shares to continue to be effective in order that the shares may be resold without a restrictive legend.

                         ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


NOTE 4.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

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

         In May 2003, the Company issued options to purchase 100,000 shares of the Company's stock at an exercise price of $0.085 per share for outside services associated with the maintenance of its facility in the Bahamas. These options are compensation for services rendered from March 2003 to February 2004 with an expiration date of February 28, 2004. The fair value of this option was estimated to be $4,250 (price per option of $0.0425) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 139%; a risk free interest rate of 2.72%.

         In August 2003, the Company granted an aggregate of 3,010,000 options to purchase shares of the Company's Common stock to certain employees. The options are exercisable at $0.052 per

                         ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


NOTE 4.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         OTHER EMPLOYEES (Continued)

         share through August 26, 2008, and vest in 20 equal installments each quarter over five years. The fair value of the options was estimated to be $147,177 ($0.049 per option) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 128%; a risk free interest rate of 3.99% and an expected holding period of 8 years.

         OPTIONS GRANTED TO MEMBERS OF THE BOARD OF DIRECTORS AND ADVISORY
         BOARDS

         MEMBERS OF ADVISORY BOARDS

         The Company values these options based upon a measurement date consistent with the vesting schedule of the options.

         In May 2002, the Company granted to members of its of the Scientific Advisory Board and Business Advisory Board options to purchase an aggregate of 2,250,000 shares of common stock at an exercise price of $0.12 per share, which options are exercisable 25% immediately, 25% on June 20, 2002, 25% on September 20, 2002 and 25% on December 20, 2002 through May 5, 2010. Compensation expense for the year ended December 31, 2002 was $100,944. There was no compensation expense for the nine months ended September 30, 2003.

         In September 2002, the Company granted to Sidney Pestka, M.D., a member of the Scientific Advisory Board, options to purchase 250,000 shares of common stock at an exercise price of $0.14 per share, which options are exercisable 25% immediately, 25% on December 18, 2002, 25% on March 18. 2003 and 25% on June 18, 2003 through September 17, 2010. Compensation expense for the year ended December 31, 2002 was $6,438. Compensation expense for the three and nine months ended September 30, 2003 was $7,188.

         In December 2002, the Company granted to members of its Scientific Advisory Board options to purchase an additional 1,500,000 shares of common stock at an exercise price of $0.075 per share, which options are exercisable 25% on March 20, 2003, 25% on June 20, 2003, 25% on September 20, 2003 and 25% on December 20, 2003 through December 20, 2010. Compensation expense for the three and nine months ended September 30, 2003 was $20,029 and $62,929.

                         ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)




NOTE 4.  COMMITMENTS AND CONTINGENCIES (Continued)

         OPTIONS GRANTED TO MEMBERS OF THE BOARD OF DIRECTORS AND ADVISORY BOARDS (Continued)

         BOARD OF DIRECTORS

         In May 2002, the Company granted an aggregate of 4,150,000 options to purchase shares of the Company's Common stock to certain members of the Board of Directors and various committees of the Board of Directors. The exercise price was $0.12 per share exercisable 25% immediately, 25% on June 20, 2002, 25% on September 20, 2002 and 25% on December 20, 2002 through May 5, 2010. This amount represents a pro rata share of options issued to members of the Board of Directors during 2002. The fair value of the these options was estimated to be $455,249 ($0.1097 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 115%; a risk free interest rate of 4.88% and an expected life of eight years.

         In June 2002, the Company granted to Roy S. Walzer, a member of the Board of Directors and member of various committees of the Board, options to purchase 528,800 shares of common stock at an exercise price of $0.295 per share, which options are exercisable 25% immediately, 25% on September 10, 2002, 25% on December 10, 2002 and 25% on March 10, 2003 through June 9, 2010. This amount represents a pro rata share of options issued to members of the Board of Directors during 2002. The fair value of the these options was estimated to be $140,344 ($0.2659 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 115%; a risk free interest rate of 4.88% and an expected life of eight years.

         In July 2002, the Company granted to Paul Bishop, a member of the Board of Directors, options to purchase 238,356 shares of common stock at an exercise price of $0.17 per share, which options are exercisable 25% immediately, 25% on October 29, 2002, 25% on January 29, 2003 and 25% on April 29, 2003 through July 28, 2010. This amount represents a pro rata share of options issued to members of the Board of Directors during 2002. The fair value of the these options was estimated to be $38,509 ($0.1616 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 133%; a risk free interest rate of 4.38% and an expected life of eight years.

         In September 2002, the Company granted to Richard Kent, a member of the Board of Directors, and member of various committees of the Board options to purchase 241,096 shares of common stock at an exercise price of $0.14 per share, which options are exercisable 25% immediately, 25% on December 24, 2002, 25% on March 24, 2003 and 25% on June 24 2003
         through September 23, 2010. This amount represents a pro rata share of options issued to members of the Board of Directors during 2002. The fair value of the these options was estimated to be $29,377 ($0.1218 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 127%; a risk free interest rate of 4.38% and an expected life of eight years. In December 2002, Mr. Kent was granted options to purchase 1,700,000 share of common stock. During February 2003, Richard S. Kent resigned from the Company's Board of Directors. Under the terms of his option agreements, out of the original 1,941,096 options to purchase common stock, he is entitled to exercise options to purchase 431,271 shares of common stock until February 2006.

                         ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


NOTE 4.  COMMITMENTS AND CONTINGENCIES (Continued)

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

         In August 2003, the Company granted an aggregate of 22,500,000 options to purchase shares of the Company's Common stock to certain members of the Board of Directors. Options to purchase 17,500,000 shares are exercisable at $0.052 per share through August 26, 2013. Options to purchase 5,000,000 shares are exercisable at $0.063 per share through August 26, 2013. The fair value of the options was estimated to be $1,129,017 ($0.05 per option) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 128%; a risk free interest rate of 4.47% and an expected holding period of 10 years.

         Upon resignation, directors no longer provide services to the Company and there are no modifications to the terms of their options.

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

         No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                         ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


NOTE 4.  COMMITMENTS AND CONTINGENCIES (Continued)

         OPTIONS GRANTED TO MEMBERS OF THE BOARD OF DIRECTORS AND ADVISORY BOARDS (Continued)

         BOARD OF DIRECTORS (Continued)


                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                ------------------------------------------------
                                                                                     2002              2002
                                                                   2003            (REPORTED)       (RESTATED)
                                                                ------------     -------------    --------------
         Net loss                                               $(5,347,124)      $(7,967,225)      $(7,017,172)
         Total stock-based compensation expense determined
         under fair value based method for all awards, net
         of related tax effects                                 $(1,692,293)      $(1,725,185)      $  (439,291)
                                                                -----------       -----------       -----------

         Pro forma net loss                                     $(7,039,417)      $(9,692,410)      $(7,456,463)
                                                                ===========       ===========       ===========
         Earnings per share - basic and diluted:
            As reported                                              ($0.01)           ($0.02)           ($0.02)
                                                                ===========       ===========       ===========
            Pro forma                                                ($0.01)           ($0.02)           ($0.02)
                                                                ===========       ===========       ===========

         There were no other options outstanding that would require pro forma presentation.


         GLOBOMAX AGREEMENT

         On January 18, 1999, the Company entered into a consulting agreement with GloboMax LLC to provide services at hourly rates established by the contract to the Company's Investigational New Drug application submission and to perform all work that is necessary to obtain FDA approval. In addition, GloboMax and its subcontractors are assisting the Company in conducting Phase I clinical trials for AVR118. The contract was extended by mutual consent of both parties. The Company has paid approximately $5,031,000 for services rendered and reimbursement of expenses by GloboMax and its subcontractors through December 31, 2002. GloboMax is no longer providing services or representing the Company.

                         ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


NOTE 4.  COMMITMENTS AND CONTINGENCIES (Continued)

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

         DISTRIBUTION AGREEMENTS

         The Company currently is a party to separate agreements with four different entities whereby the Company has granted exclusive rights to distribute AVR118 in the countries of Canada, China, Japan, Macao, Hong Kong, Taiwan, Mexico, Argentina, Bolivia, Paraguay, Uruguay, Brazil and Chile. Pursuant to these agreements, distributors are obligated to cause AVR118 to be approved for commercial sale in such countries and, upon such approval, to purchase from the Company certain minimum quantities of AVR118 to maintain the exclusive distribution rights. Leonard Cohen, a former consultant to the Company, has informed the Company that he is an affiliate of two of these entities. To date, the Company has recorded revenue classified as other income for the sale of territorial rights under the distribution agreements. The Company has made no sales under the distribution agreements other than for testing purposes.

                         ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


NOTE 4.  COMMITMENTS AND CONTINGENCIES (Continued)

         CONSTRUCTION COMMITMENT

         In November 1999, the Company entered into an agreement with an unaffiliated third party to construct leasehold improvements at an approximate cost of $380,000 for research and development purposes at the Company's Yonkers, New York facilities which has been completed as of June 30, 2001. In October 2000, the Company entered into another agreement with the unaffiliated third party to construct additional leasehold improvements at an approximate cost of $325,000 for research and development purposes at the Company's Yonkers, New York facilities, of which the entire amount has been incurred as of December 31, 2001. During 2002, additional costs were incurred to complete leasehold improvements for research and development purposes of approximately $222,000 and were paid during 2003.

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

         Also named as a plaintiff in the case is William B. Bregman, a resident of Miami-Dade County, Florida and one of the largest shareholders of the Company. The complaint alleged that Mr. Bregman suffered losses of approximately $3.9 million as a result of the stock manipulation scheme.

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


NOTE 4.  COMMITMENTS AND CONTINGENCIES (Continued)

         SETTLED LITIGATION (Continued)

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

         During May 2003, the Company entered into a settlement and mutual release agreements with the parties involved in both the Florida and New York litigation, which, among other things, dismissed the lawsuits with prejudice. Pursuant to the agreements, in exchange for release by the parties to the lawsuits of their rights to exercise the warrants issued in the September 2002 financing, the Company issued an aggregate of 947,000 shares of common stock and agreed to pay an aggregate of $1,047,891 to such parties was paid as of September 30, 2003.

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

         During the second and third quarters of 2002, the Company issued to certain investors an aggregate of $2,000,000 principal amount of its 5% convertible debentures at par in private placements. Under the terms of each 5% convertible debenture, 20% of the original issue is convertible on the original date of issue at a price equal to the closing bid price quoted on the OTC Bulletin Board on the trading day immediately preceding the original issue date (except for the Rushing/Simoni issuance detailed below which had an initial conversion price of $0.11 per share). Thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of (i) 90% of the average closing bid price for the five trading days prior to the conversion date (the "Market Price"); or (ii) ten cents ($0.10) which

                         ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


NOTE 5.  SECURITIES PURCHASE AGREEMENTS

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

         o On May 30, 2002, the Company sold to O. Frank Rushing and Justine Simoni, as joint tenants, $500,000 principal amount of its 5% convertible debenture. Based on the terms for conversion associated with this debenture, there was an intrinsic value associated with the beneficial conversion feature, which was recorded as deferred interest expense and is presented as a discount on the convertible debenture. On June 3, 2002, these investors converted the first 20% ($100,000) into 909,091 shares of common stock at a conversion price of $0.11 per share. In January 2003, the holders converted the second 20% ($100,000 plus interest of $3,041) into 1,030,411 shares of common stock at a conversion price of $0.10 per share. In May 2003, the holders converted the third 20% ($100,000 plus interest of $5,000) into 1,050,000 shares of common stock at a conversion price of $0.10 per share.

         o On July 3, 2002, the Company sold to James F. Dicke II, who was then a member of its Board of Directors, $1,000,000 principal amount of its 5% convertible debenture. Based on the terms for conversion associated with this debenture, there was an intrinsic value associated with the beneficial conversion feature which was recorded as deferred interest expense and is presented as a discount on the convertible debenture. On July 3, 2002, Mr. Dicke converted the first 20% of the debenture ($200,000) for 1,299,545 shares of common stock at a conversion price of $0.1539 per share. In January 2003, Mr. Dicke converted the second 20% ($200,000 plus interest of $5,041) of the debenture into 2,050,411 shares of common stock at a conversion price of $0.10 per share. In July 2003, Mr. Dicke converted the third 20% ($200,000 plus interest of $10,000) of the debenture into 2,100,000 shares of common stock at a conversion price of $0.10 per share.

         o On July 15, 2002, the Company sold to Peter Lunder $500,000 principal amount of the Company's 5% convertible debenture. Based on the terms for conversion associated with this debenture, there was an intrinsic value associated with the beneficial conversion feature which was recorded as deferred interest expense and is presented as a discount on the convertible debenture. In January 2003, Mr. Lunder converted 40% ($200,000 plus interest of $4,822) of the debenture into 1,587,797 shares of common stock, the first 20% of which was converted at a conversion price of $0.1818 per share, and the second 20% of which was converted at a conversion price of $0.10 per share. In July 2003, Mr. Lunder informed the Company that he elected not to convert his third 20% tranche of $100,000.

                         ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)



NOTE 5.  SECURITIES PURCHASE AGREEMENTS (Continued)

         CONVERTIBLE DEBENTURES AND WARRANTS (Continued)

         o On April 28, 2003 and July 18, 2003 the Company entered into separate securities purchase agreements with Cornell (i) to sell up to $2,500,000 of the Company's 5% convertible debentures, due April 28, 2008, $1,000,000 of which was purchased on April 28, 2003; $500,000 of which was purchased on July 18, 2003; and $1,000,000 of convertible debentures will be purchased within 20 business days from the date the registration statement is declared effective by the SEC (the "April Agreement"); and (ii) whereby the Company sold to Cornell an additional $1,000,000 of the Company's 5% convertible debentures due July 18, 2008 for gross cash consideration of $1 million (the "July Agreement"). Interest is payable in cash or common stock at the option of Cornell. The Company received net proceeds of $1,312,500 and $869,486 for the April and July debentures respectively. On September 10, 2003, Cornell converted $600,000 principal amount of the convertible debenture into 14,150,943 shares of the Company's common stock at a conversion price of $0.0424 per share. On November 6, 2003, Cornell converted $600,000 principal amount of the convertible debentures into 12,500,000 shares of common stock at a conversion price of $0.048 per share.

         Pursuant to the April Agreement and the July Agreement, Cornell or its assignees receive cash compensation equal to 10% of the gross proceeds of the convertible debentures purchased by Cornell, along with warrants to purchase an aggregate of 15,000,000 shares of common stock at an exercise price of $0.091 commencing on October 28, 2003 through April 28, 2008. In the event the closing bid price of common stock on the date the Company's registration statement is declared effective by the SEC is less than $0.10, then under the April Agreement, the Company have the right to redeem the last $1,000,000 convertible debenture at the face amount of the convertible debenture within 10 days of the effectiveness of the registration statement. Pursuant to the terms of the April Agreement, commencing July 27, 2003, and in the case of the July Agreement, commencing October 18, 2003, Cornell may convert the debenture plus accrued interest, (which may be taken at Cornell's option in cash or common stock), in shares of common stock at a conversion price equal to the lesser of (a) $0.08 or (b) 80% of the lowest closing bid price of common stock for the four trading days immediately preceding the conversion date. No more than $600,000 may be converted in any thirty-day period under both the April and July Agreements Subject to certain exceptions, at its option, the Company may redeem a portion or the entire outstanding debenture at a price equal to 115% of the amount redeemed plus accrued interest and Cornell will receive a warrant to purchase 1,000,000 shares of common stock for every $100,000 redeemed. The warrant shall be exercisable on a cash basis and have an exercisable price of the higher of 110% of the closing bid price of common stock on the closing date or $0.08. The warrant shall have "piggy back" registration rights and shall survive for 5 years from the closing date.

                         ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


NOTE 5.  SECURITIES PURCHASE AGREEMENTS (Continued)

         CONVERTIBLE DEBENTURES AND WARRANTS (Continued)


         The Company's obligations under the convertible debentures and the April and July Agreements are secured by a first priority security interest in substantially all of its assets. This security interest expires upon the earlier to occur of (i) the fiftieth (50th) day following the effectiveness of the registration statement covering the resale of the shares underlying the convertible debentures; (ii) the date the Company receive, three million dollars ($3,000,000) of capital, in any form other than through the issuance of free-trading shares of the Company's common stock, from sources other than Cornell; or (iii) the satisfaction of the Company's obligations under the April and July Agreements, the convertible debentures and the ancillary documents entered into thereby.

         The legal expenses associated with these transactions were approximately $73,000 and were paid as of September 2003.

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

         On September 10, 2002, the Company issued and sold an aggregate of 21,500,000 shares of its common stock pursuant to a securities purchase agreement with certain institutional investors for total proceeds of approximately $3,010,000, or $0.14 per share, along with warrants to purchase 16,125,000 shares of the Company's common stock at an exercise price of $0.25 per share, subject to adjustment, as described below. In addition, pursuant to a placement agent agreement with H. C. Wainwright & Co., Inc. ("HCW"), the Company paid HCW a placement fee of $150,500 cash and issued to HCW 1,032,000 shares of its common stock. An adjustment provision in the warrants provides that at 60 and 120 trading days following the original issue date of the Warrants, a certain number of warrants shall become exercisable at $0.001. The number of shares for which the warrants are exercisable at $0.001 per share is equal to the positive difference, if any, between (i) $3,010,000 divided by the volume weighted average price ("VWAP") of the Company's common stock for the 60 trading days preceding the First Determination Date and (ii) 21,500,000; provided however, that no adjustment will be made in the event that the VWAP for the 60 trading day period preceding the applicable determination date is $0.14 or greater. In December 2002, the Company filed suite against certain of the investors in connection with the warrant repricing provisions of the agreement (see Note 4 "SETTLED LITIGATION"). During May 2003, the Company entered into a settlement and mutual release agreements with the parties involved in both the Florida and New York litigation, which, among other things, dismissed the lawsuits with prejudice. Pursuant to the agreements, in exchange for release by the parties to the lawsuits of their rights to exercise the warrants issued in the September 2002 financing, the Company issued an aggregate of 947,000 shares of common stock and agreed to pay an aggregate of $1,047,891 to such parties, of which $25,000 was paid as of March 31, 2003, $701,463 was paid subsequent to quarter end, and of which $321,428 shall be paid in five equal monthly installments until September 2003. The Company recorded a settlement of litigation liability at March 31, 2003 of $1,098,812 which represents cash to be paid to litigants of $1,022,891 and 947,000 shares of common stock to be issued at $0.08 per share totaling $75,921. (See Note 4 "SETTLED LITIGATION").

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

                         ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


NOTE 5.  SECURITIES PURCHASE AGREEMENTS (Continued)

         SECURITIES PURCHASE AGREEMENTS (Continued)

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

         In April and May 2003, pursuant to securities purchase agreements with various investors, the Company sold 3,900,000 shares of common stock at a price of $0.08 per share and issued warrants to purchase 2,340,000 shares of common stock at an exercise price per share of $0.12 through April and May 2008, for an aggregate purchase price $312,000. In connection with this transaction, the Company paid a finders' fee to Harbor View consisting of (i) $18,720 and (ii) warrants to purchase 234,000 shares of common stock at an exercise price per share of $0.12 through April 2008.

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

                         ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


NOTE 5.  SECURITIES PURCHASE AGREEMENTS (Continued)

         SECURITIES PURCHASE AGREEMENTS (Continued)

         On April 28, 2003 pursuant to a securities purchase agreement with David Provence in a private offering transaction pursuant to Section 4(2) of the Securities Act, the Company sold 312,500 shares of common stock and warrants to purchase 187,500 shares of common stock at an exercise price of $0.12 per share through April 2008, for an aggregate purchase price of $25,000. In connection with the transaction, the Company paid a finders' fee to Diego Vallone consisting of warrants to purchase 15,625 shares of common stock at an exercise price per share of $0.12 until April 2008.

         In June 2003, pursuant to a securities purchase agreement with an investor, the Company sold 1,562,500 shares of common stock at $0.08 per share for a total purchase price of $125,000, along with warrants to purchase 937,500 shares of common stock at an exercise price per share of $0.12 through June 2008. In July in connection with this transaction, the Company paid finders' fees to Avix, Inc. and Robert Nowinski consisting of an aggregate of $13,375 and warrants to purchase 171,875 shares of common stock at an exercise price per share of $0.12 through June 2008.

         In September 2003, in connection with a private offering transaction pursuant to Section 4(2) of the Securities Act, the Company authorized the issuance of and sold 21,620,000 shares of common stock and warrants to purchase up to 10,810,000 shares of common stock, for an aggregate purchase price of $1,081,000, or $0.05 per share, pursuant to securities purchase agreements with various purchasers. The warrants are exercisable at $0.10 per share. In connection with the agreements, the Company paid finders' fees to Harbor View Group, AVIX, Inc and Robert Nowinski consisting in the aggregate of (i) approximately $64,860 and (ii) warrants to purchase 1,297,200 shares of common stock. All of the aforementioned warrants are exercisable at $0.10 per share commencing six months after the issuance date, for a period of five years.

         EQUITY LINE OF CREDIT

         On February 9, 2001, the Company entered into an equity line of credit agreement with Cornell to sell up to $50,000,000 of the Company's common stock. The line of credit expires August 14, 2003. Under such agreement, the Company may exercise "put options" to sell shares for certain prices based on certain average trading prices. Upon signing this agreement, the Company issued to its placement agent, May Davis Group, Inc., and certain investors, Class A warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price of $1.00 per share, exercisable in part or whole until February 9, 2006, and Class B warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price equal to the greater of $1.00 or 110% of the bid price on the applicable advance date. Such Class B warrants are exercisable pro rata with respect to the number of warrant shares as determined by the fraction of the advance payable on that date as the numerator and $20,000,000 as the denominator multiplied by

                         ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


NOTE 5.  SECURITIES PURCHASE AGREEMENTS (Continued)

         EQUITY LINE OF CREDIT (Continued)

         5,000,000 until sixty (60) months from the date of issuance. As of September 30, 2003, the Company has not drawn on the equity line of credit. The Company has not issued any shares under this equity line, which expired in August 2003. The Class B Warrants have expired by their terms. There is no financial statement impact for the Class A and Class B Warrants issued under this equity line.

         On April 28, 2003, the Company entered into an equity line of credit agreement with Cornell. The equity line agreement provides, generally, that Cornell has committed to purchase up to $50 million of the Company's common stock over a three-year period, with the timing and amount of such purchases, if any, at the Company's discretion, provided, however, that the maximum amount of each advance is $500,000, and the date of each advance shall be no less than six trading days after the Company's notification to Cornell of their obligation to purchase. Any shares of common stock sold under the equity line will be priced at the lowest closing bid price of common stock during the five consecutive trading days following the Company's notification to Cornell requesting an advance under the equity line. However, Cornell's obligation to purchase and the Company's obligation to sell the common stock is conditioned upon the per share purchase price being equal to or greater than a price the Company sets on the advance notice date, the minimum acceptable price, which may not be set any lower than 7.5% percent below the closing bid price of the common stock the day prior to the advance notice date. In addition, there are certain other conditions applicable to the Company's ability to draw down on the equity line including the filing and effectiveness of a registration statement registering the resale of all shares of common stock that may be issued to Cornell under the equity line and the Company's adherence with certain covenants. At the time of each advance, the Company is obligated to pay Cornell a fee equal to five percent of amount of each advance. In connection with this agreement, the Company issued 107,527 shares of common stock to Katalyst LLC in consideration for its exclusive placement agent services.

                         ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)


NOTE 6.  DISCONTINUED OPERATIONS

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

                                                                                                    INCEPTION
                                                                                                  (FEBRUARY 20,
                                        THREE MONTHS                     NINE MONTHS                 1984) TO
                                     ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,           SEPTEMBER 30,
                                   -----------------------       ---------------------------       -----------
                                      2003           2002          2003              2002              2003
                                   --------       --------       ---------       -----------       -----------
Revenues                           $     --       $     --       $      --       $        --       $        --
                                   --------       --------       ---------       -----------       -----------

Costs and Expenses:
   General and administrative         2,284         37,317          10,714           113,853         1,321,064
   Depreciation                       3,961          5,037          11,882            15,461           283,380
                                   --------       --------       ---------       -----------       -----------
                                      6,245         42,354          22,596           129,314         1,604,444
                                   --------       --------       ---------       -----------       -----------

Loss from Operations                 (6,245)       (42,354)        (22,596)         (129,314)       (1,604,444)
                                   --------       --------       ---------       -----------       -----------
Other Income                             --            256              --               256             4,655
                                   --------       --------       ---------       -----------       -----------

Discontinued operations             $(6,245)      $(42,098)       $(22,596)        $(129,058)      $(1,599,789)
                                   --------       --------       ---------       -----------       -----------



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

OVERVIEW

         Advanced Viral Research Corp. was formed in July 1985 to engage in the production and marketing, promotion and sale of a pharmaceutical drug known by the trademark Reticulose(R). The current formulation of Reticulose until recently was known as "Product R", but was renamed "AVR118" in October 2003.
We believe AVR118 may be employed in the treatment of certain viral and autoimmune diseases such as:

         o Human immunodeficiency virus, or HIV, including acquired immune deficiency syndrome, or AIDS;

         o Human papilloma virus, or HPV, which causes genital warts and may lead to cervical cancer;

         o Cachexia (body wasting) in patients with solid cancers, leukemias and lymphomas; and

         o  Rheumatoid arthritis.

         Since 1962, when Reticulose was reclassified as a "new drug" by the Food and Drug Administration, or FDA, the FDA has not permitted Reticulose to be marketed in the United States. A forfeiture action was instituted in 1962 by the FDA against Reticulose, and it was withdrawn from the United States market. The injunction obtained by the FDA prohibits, among other things, any shipment of AVR118 except in compliance with FDA rules and regulations, which may include approval by the FDA of a new drug application, or NDA. FDA approval of an NDA first requires clinical testing of AVR118 in human trials, which cannot be conducted until we first satisfy the regulatory protocols and the substantial pre-approval requirements imposed by the FDA upon the introduction of any new or unapproved drug product pursuant to an investigational new drug application, or IND.

         Since our inception in July 1985, we have been engaged primarily in research and development activities. We have not generated significant operating revenues, and as of September 30, 2003 we had incurred a cumulative net loss of $53,680,991. Our ability to generate substantial operating revenue depends upon our success in gaining FDA approval for the commercial use and distribution of AVR118. All of our research and development efforts have been devoted to the development of AVR118.

         Our operations over the last five years have been limited principally to research, testing and analysis of AVR118 in the United States, and since November 2002, primarily in Israel, either in vitro (outside the living body in an artificial environment, such as in a test tube), or on animals, and engaging others to perform testing and analysis of AVR118 on human patients both inside and outside the United States. On July 30, 2001, we submitted an IND application to the FDA to begin Phase 1 clinical trials of AVR118 as a topical treatment for genital warts caused by the human papilloma virus (HPV) infection. In September 2001, the FDA cleared the IND application to begin Phase 1 clinical trials. Our Phase 1 study was performed in the United States on human volunteers. In March 2002, we completed the Phase 1 trial and submitted to the FDA the results, which indicated that AVR118 was safe and well tolerated dermatologically in all the doses applied in the study. Currently, we do not have sufficient funds available to pursue the Phase 2 clinical trials of AVR118 as a topical treatment for genital warts caused by HPV infection.

         In November 2002 we began testing injectable AVR118 in the following clinical trials in Israel:

         o PHASE I/PHASE II STUDY IN CACHECTIC PATIENTS NEEDING SALVAGE THERAPY FOR AIDS. These patients have failed highly active anti-retroviral therapy (HAART), remain on HAART, and require salvage therapy. We believe that AVR118 may have three major beneficial effects in patients with AIDS. First, its therapeutic effects on body wasting (cachexia) seen in patients with AIDS. Second, the mitigation of the toxicity of drugs included in HAART regimens for the treatment of AIDS. Third, the synergistic activity with drugs used in HAART regimens to suppress the replication of HIV and increase the CD4 and CD8 cell counts in patients with AIDS. Thus, we believe that AVR118 may prove to be an important "enabler" drug in the treatment of AIDS.

         o PHASE I STUDY IN CACHECTIC PATIENTS WITH LEUKEMIA AND LYMPHOMA. Included are patients with acute lymphocytic leukemia, multiple Myeloma, Hodgkin's disease and non-Hodgkin's lymphoma.

         o PHASE I STUDY IN CACHECTIC PATIENTS WITH SOLID TUMORS. Included are patients with solid tumors such as colonic, lung, breast, stomach and kidney cancers.

         Our objective for the three Israeli trials is to determine the safety, tolerance and metabolic characteristics of AVR118. Although there can be no assurances, we anticipate that the clinical trials in Israel will help facilitate the planned investigational new drug (IND) application process for injectable AVR118 with the FDA.

         During 2002, the Board of Directors approved a plan to sell Advance Viral Research Ltd. (LTD), our Bahamian subsidiary whose substantial asset is our Bahamian manufacturing facility. The facility being sold produced topical AVR118 which is no longer being produced by Advanced Viral. The assets of LTD have been classified on our Balance Sheet at September 30, 2003, December 31, 2002 and 2001 as Assets held for Sale. LTD had no liabilities as of September 30, 2003 and December 31, 2002, except inter-company payables which have been eliminated in consolidation. The operations for LTD have been classified in the Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and for the years ended December 31, 2002, 2001 and 2000 as Loss from Discontinued Operations.

         The independent certified public accountants' report on our consolidated financial statements for the fiscal year ended December 31, 2002, includes an explanatory paragraph regarding our ability to continue as a going concern. Note 2 to the consolidated financial statements states that our ability to continue operations is dependent upon the continued sale of our securities and debt financing for funds to meet our cash requirements, which raise substantial doubt about our ability to continue as a going concern. Further, the accountants' report states that the financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are currently seeking additional financing. We anticipate that we can continue operations through December 2003 with our current liquid assets, if none of our outstanding options or warrants are exercised or additional securities sold. However, there can be no assurance that these actions will result in sufficient funds to finance operations. If we do not raise sufficient cash from external sources to satisfy our on-going expenditures, we will be required to reduce certain discretionary spending. Failure to raise additional capital and reduce certain discretionary spending could have a material adverse effect on our operations. This raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         We have incurred substantial losses since our inception, and anticipate incurring substantial losses for the foreseeable future. We incurred net losses of $5,347,124 for the nine months ended September 30, 2003, and $8,913,405, $10,729,863, and $8,816,192 for the years ended December 31, 2002, 2001 and
2000, respectively. Our accumulated deficits were $53,680,991, $48,333,867 and $39,420,462 as of as of September 30, 2003, December 31, 2002 and December 31, 2001, respectively. We had stockholders' equity (deficit) of $793,657, $1,756,326 and $3,442,074 at September 30, 2003, December 31, 2002 and December
31, 2001, respectively.

         In August 2003, we decided to defer the continuation of and re-examine the procedures, protocol and objectives of the Phase I study in Israel using AVR118 for cachectic patients with leukemia and lymphoma and a recent Phase I study for cachectic patients with solid tumors. The date of completion of these studies is uncertain.

         Because of our limited personnel, we believe it to be in our best interests to focus our clinical efforts on our one ongoing Phase I/Phase II open-label dose escalation clinical trial being conducted at The Kaplan Medical Center in Rehovot, Israel of AVR118 for cachectic patients with AIDS. The primary indication of the trial is the treatment of cachexia. Out of 30 total patients contemplated under the protocol for this study, 15 patients are enrolled, all of whom have completed the first dose of AVR118 required under the study. Results from the first 15 patients showed improvement in appetite, weight gain or stability, and enhanced quality of life in all the patients. None of the 15 patients reported any significant side effects from AVR118 therapy.

         We estimate completion of this study during the second quarter of 2004. It is uncertain at this time when cash inflows will result from this study. The completion of the study is dependent upon funds available for research and development and the availability of patients meeting the prescribed protocol and the ability of Israel and its hospitals to meet the requirements of the protocol. From inception of all the clinical studies in Israel we have expended approximately $1,550,000. The cost to complete the Phase I/II study in Israel of AVR118 for cachectic patients with AIDS for the additional 15 patients (for a total of 30) is estimated to be $300,000.

         Researchers at the Weizmann Institute of Science in Israel tested the efficacy of AVR 118 injected in rats with adjuvant arthritis and allergic encephalitis. Results demonstrated that in both groups AVR 118 inhibited the progress of the disease in these rats. A third test was done by the Weizmann Institute to assess the efficacy of oral AVR 118 in mice with an induced immune skin reaction. AVR 118 did not inhibit the appearance of this immune skin reaction.

         In August 2003 we retained Oxford Pharmaceutical Resources, Inc. a firm owned and controlled by Richard Guarino, MD, to assist us in conducting and evaluating our clinical trials and in meeting federal FDA and foreign regulatory requirements. Oxford Pharmaceutical bills us on an hourly basis, and we expensed $25,192 during the quarter ended September 30, 2003 for such services.

         The costs relating to the three Israeli clinical studies incurred during 2002 and 2003 to date, as well as the estimated costs for completion, are presented below:


                                                            COSTS
                    1ST Q     2ND Q     3RD Q      4TH Q    THROUGH    1ST Q     2ND Q                             COST TO
COST CATEGORY        2002      2002      2002       2002    12/31/02    2003      2003     3RD Q 2003   TO DATE    COMPLETE
-------------        ----      ----      ----       ----    --------    ----      ----     ----------   -------    --------
Envirogene               --        --   $127,820  $498,018  $625,840  $298,809   $298,809     $99,603  $1,323,059    227,663
.................... ........ ......... .......... ......... ......... ......... .......... ........... ........... ..........
Quintiles                --        --         --   $52,226   $52,226   $44,061    $15,877     $14,331    $126,495    126,505
.................... ........ ......... .......... ......... ......... ......... .......... ........... ........... ..........
Insurance Cost           --        --         --    $3,359    $3,359   $10,076    $10,076     $10,076     $33,587      2,717
.................... ........ ......... .......... ......... ......... ......... .......... ........... ........... ..........
Lab Costs                --        --         --      $500      $500    $9,227    $12,621      $9,772     $32,120     67,977
.................... ........ ......... .......... ......... ......... ......... .......... ........... ........... ..........
Yeda Research       $40,000  $(40,000)   $40,000   $40,000   $80,000   $40,000         --          --    $120,000     18,000
.................... ........ ......... .......... ......... ......... ......... .......... ........... ........... ..........
Kaplan AIDS- Study       --        --         --        --        --        --    $25,875     $25,875     $51,750    120,750
.................... ........ ......... .......... ......... ......... ......... .......... ........... ........... ..........
Phase I                  --        --         --        --        --        --         --          --          --   $210,000
(leukemia/
lymphoma study)
.................... ........ ......... .......... ......... ......... ......... .......... ........... ........... ..........
Phase I  (solid          --        --         --        --        --        --         --          --          --   $219,000
tumor study)
.................... ........ ......... .......... ......... ......... ......... .......... ........... ........... ..........


         Our offices are located at 200 Corporate Boulevard South, Yonkers, New York 10701. Our telephone number is (914) 376-7383. We have also established a website: WWW.ADVIRAL.COM. Information contained on our website is not a part of this report.

RESULTS OF OPERATIONS

         The accompanying financial statements for the three and nine months ending September 30, 2002 have been restated to reflect changes in accounting for warrants issued in connection with equity transactions as well as options issued to the Board of Directors and employees (on a pro-forma basis only) and its Advisory Boards. The restatement resulted in income which reduced the previously reported net loss for the three and nine months ended September 30, 2002 by approximately $415,000 and $950,000, respectively. Basic and diluted net loss per common share on operations remained the same for the nine months ended September 30, 2002 and was reduced by $0.01 to ($0.00) from ($0.01) for the three months ended September 30, 2002. Our accumulated deficit was reduced by $2,325,061 and $2,803,938 during three and nine months ended September 30, 2003. The restatement did not impact the Company's net cash in investing and financing activities and net cash used in operating activities remained unchanged However, certain components within operating activities consisting of amortization of deferred interest cost, discount on warrants and compensation expense for options and warrants, were restated.

         For the three and nine months ended September 30, 2003, we incurred losses of approximately $2,102,000 and $5,347,000 vs. approximately $1,983,000 and $7,017,000 for the three and nine months ended September 30, 2002. Our losses were attributable primarily to:

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses decreased in the three and nine months ended September 30, 2003 to approximately $220,000 and $1,067,000 vs. approximately $979,000 and $3,518,000 during the three and nine months ended September 30, 2002. We have reduced our research and development activities to include only research performed in Israel. As such, allocations for research and development related expenses for salaries, benefits, rent and utilities at our headquarters in Yonkers, New York, which were included in research and development for the three and nine months ended September 30, 2002, are recorded in general and administrative expense for the three and nine months ended September 30, 2003, with the exception that in 2003, Dr. Hirschman, who was our Chief Scientific Officer and our Chief Executive Officer until August 2003, allocated approximately 30% of his time to research and development during 2003 vs. 50% for the three and nine months ended September 30, 2002. Therefore, approximately $25,000 and $81,000 for the three and nine months ended September 30, 2003 vs. approximately $46,000 and $139,000 for the three and nine months ended September 30, 2002 of his compensation has been allocated to research and development expense. The balance is allocated to general and administrative expense for the three and nine months ended September 30, 2003 and 2002.

         The decrease in research and development expenses primarily resulted from:

         o allocation of research and development expenditures relating to salaries and benefits excluding Dr. Hirschman were approximately $433,000 and $1,320,000 for the three and nine months ended September 30, 2002 with no corresponding amounts for the three and nine months ended September 30, 2003. Approximately $91,000 and $253,000 for rent and utilities were allocated to research and development expense during the three and nine months ended September 30, 2002 with no corresponding amounts allocated to research and development expense for the three and nine months ended September 30, 2003;

         o expenditures in connection with AVR118 research in Israel were approximately $160,000 and $925,000 for the three and nine months ended September 30, 2003 vs. approximately $168,000 for the three months and nine months ended September 30, 2002. The increase was attributable to expenses for the three and nine months ended September 30, 2003 of approximately $100,000 and $697,000 relating to EnviroGene (consultant), approximately $14,000 and $74,000 relating to Quintiles Israel Ltd. (consultant), approximately $26,000 and $52,000 relating to Kaplan Medical Center (AIDS clinical trial site in Israel) and approximately $0 and $40,000 relating to the Weizmann Institute of Science (consultant). This compares to expenses for the three and nine months ended September 30, 2002 of approximately $128,000 relating to EnviroGene, and approximately $40,000 relating to the Weizmann Institute of Science (consultant);

         o consulting expenses payable in connection with the preparation and filing with the FDA of the IND for topical AVR118 were approximately $42,000 and $1,036,000 for the three and nine months ended September 30, 2002, compared to $0 in 2003. As of January 2003, GloboMax LLC is no longer providing services to or on behalf of Advanced Viral; and

         o expenditures for laboratory supplies were approximately $67,000 and $275,000 for the three and nine months ended September 30, 2002. Expenditures for lab supplies of approximately $4,000 and $20,000 for the three and nine months ended September 30, 2003 were allocated to General and Administrative expense. Research and Development expenses before allocations were approximately $195,000 and $986,000 for the three and nine months ended September 30, 2003 vs. approximately $409,000 and $1,806,000 for the three and nine months ended September 30, 2002.

         Research and development expenses before allocations decreased by $214,000 for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Expenses for the Israeli studies decreased by approximately $98,000 due to lower consulting costs of approximately $16,000, lab supplies of approximately $63,000 and university studies of approximately $35,000. Research and development expenses before allocations were approximately $986,000 for the nine months ended September 30, 2003 compared to approximately $1,806,000 for the nine months ended September 30, 2002. The decrease was due primarily to lower consulting costs of approximately $1,078,000 and laboratory supplies of approximately $275,000 and lab processing costs of approximately $91,000 offset by increased expenditures relating to the Israeli studies.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased for the three and nine months ended September 30, 2003 to approximately $873,000 and $2,542,000 vs. approximately $708,000 and $2,058,000 during the three and nine months ended September 30, 2002. The increase in general and administrative expenses primarily resulted from:

         o increased professional fees of approximately $185,000 and $689,000 for the three and nine months ended September 30, 2003 vs. approximately $109,000 and $402,000 for the three and nine months September 30, 2002, which increase was primarily attributable to certain legal fees for litigation (See Note 3) which were approximately $3,000 and $302,000 for the three and nine months ended September 30, 2003 vs. approximately $0 and $7,000 for the three and nine months September 30, 2002;

         o increased payroll and related expenses of approximately $259,000 and $797,000 for the three and nine months ended September 30, 2003 vs. approximately $238,000 and $687,000 for the three and nine months ended September 30, 2002, which increase is attributable to the allocation of staff expenses from research and development functions. For the three and nine months ended September 30, 2003, salaries and benefits were recorded as general and administrative expense with the exception of Dr. Hirschman, who was our Chief Scientific Officer and our Chief Executive Officer until August 2003, who allocated approximately 30% of his time to research and development of our clinical trials in 2003 vs. 50% for the three and nine months ended September 30, 2002. Approximately $58,000 and $185,000 for the three and nine months ended September 30, 2003 vs. approximately $46,000 and $139,000_for the three and nine months ended September 30, 2002 of his compensation has been allocated to general and administrative expense. Payroll and related expenses for the three and nine months ended September 30, 2002 before allocation to research and development expense was approximately $717,000 and $2,146,000. Before allocation to general and administrative expense, payroll and related expenses were approximately $284,000 and $877,000 for the three and nine months ended September 30, 2003 due to a reduction of personnel during November 2002 from 33 to 10 employees;

         o increased rent and utility expenses of approximately $136,000 and $347,000 for the three and nine months ended September 30, 2003 vs. $22,000 and $60,000 for the three and nine months ended September 30, 2002, which increase is attributable to the allocation of rent and utilities from research and development expense to general and administrative expense. For the three and nine months ended September 30, 2003, all rent and utilities expenses were recorded as general and administrative expense. Rent and utility expenses for the three and nine months ended September 30, 2002 before allocation to research and development expense was approximately $113,000 and $313,000, respectively.

         General and administrative expenses before allocations decreased to approximately $899,000 and $2,623,000 for the three and nine months ended September 30, 2003 vs. approximately $1,278,000 and $3,770,000 for the three and nine months ended September 30, 2002. The decrease is primarily attributable to a reduction in staff from 33 to 10 employees during November 2002.

         COMPENSATION AND OTHER EXPENSE FOR OPTIONS AND WARRANTS. Compensation expense was approximately $20,000 and $74,000 for the three and nine months ended September 30, 2003 vs. $(77,000) and $489,000 for the three and nine months ended September 30, 2002, which amounts are based on the fair value of options using the Black-Scholes Pricing Model. During May 2003, we issued an option to a non-employee for services with a fair value of approximately $4,000 using the Black-Scholes Pricing Model. In addition, we had compensation expense of approximately $20,000 and $70,000 for the three and nine months ended September 30, 2003 representing the fair value of options issued to advisory board members using the Black-Scholes Pricing Model. For the three months ended September 30, 2002, we revised the Black-Scholes valuation of option grants to members of our advisory board by $(77,000). For the nine months ended September 30, 2002 we extended the exercise date of a non-employee's option, $178,000, granted options to members of our advisory board, $120,000, and issued warrants to an outside consultant, Harbor View Group, Inc., $191,000.

            DEPRECIATION EXPENSE. Depreciation expense increased to approximately $228,000 and $703,000 for the three months and nine months ended September 30, 2003 vs. $254,000 and $713,000 for the three and nine months ended September 30, 2002, for assets acquired during 2002 which were fully depreciated in 2003.

            INTEREST INCOME (EXPENSE). Interest income decreased approximately $2,800 and increased approximately $11,000 for the three and nine months ended September 30, 2003 vs. approximately $6,500 and $11,000 for the three months nine months ended September 30, 2002 due to fluctuating cash balances invested in money market accounts.

         Our losses during the three and nine months ended September 30, 2003 are also due to increased interest expense of approximately $757,000 and $949,000 vs. approximately $84,000 and $121,000 for the three and nine months ended September 30, 2002. Included in the interest expense are:

         o the increase in the beneficial conversion feature on certain convertible debentures of approximately $329,000 and $417,000 for the three and nine months ended September 30, 2003 vs. approximately $45,000 and $58,000 for the three and nine months ended September 30, 2002. This increase was due to the issuance of a $1,000,000 convertible debenture during April 2003;

         o increase interest expense associated with certain convertible debentures of approximately $37,000 and $74,000 for the three and nine months ended September 30, 2003 vs. approximately $20,000 and $22,000 for the three and nine months ended September 30, 2002;

         o amortization of discount on certain warrants increased approximately $310,000 and approximately $328,000 for the three and nine months ended September 30, 2003 vs. $0 for the three months and nine months ended September 30, 2002; and

         o amortization of loan costs increased approximately $75,000 and $116,000 for the three and nine months ended September 30, 2003 vs. $13,000 and $21,000 for the three and nine months ended September 30, 2002.

         LOSS FROM CONTINUING OPERATIONS. Losses from continuing operations for the three and nine months ended September 30, 2003 were approximately $(2,096,000) and $(5,325,000) vs. approximately $(1,941,000) and $(6,888,000)
for the three and nine months ended September 30, 2002. The decrease resulted primarily from a reduction in expenses associated with a reduction of personnel during 2002 from 33 to 10 employees, conclusion of a consulting contract with GloboMax relating to research and development, and concentrating all research and development activities on clinical trials and research in Israel.

         LOSS FROM DISCONTINUED OPERATIONS. Losses from discontinued operations for the three and nine months ended September 30, 2003 were approximately $(6,000) and $(23,000) vs. approximately $(42,000) and $(129,000) for the three and nine months ended September 30, 2002, which losses resulted from our 99% owned Bahamian subsidiary, Advance Viral Research Ltd. held for sale. During 2002, our Board of Directors approved a plan to sell Advance Viral Research Ltd. ("AVR Ltd."), our Bahamian subsidiary. The facility being sold produced topical AVR118 which is no longer being produced by Advanced Viral. The assets of AVR Ltd. have been classified on our Consolidated Balance Sheet at September 30, 2003 and December 31, 2002 as Assets held for Sale. AVR Ltd. had no liabilities as of September 30, 2003 and December 31, 2002, except inter-company payables which have been eliminated in consolidation. The operations for AVR Ltd. have been classified in the Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002 as Loss from Discontinued Operations.

         REVENUES. We had no revenues for the three months and nine months ended September 30, 2003 or September 30, 2002.

         In November 2002, we reduced our staff from 33 to 10 employees. Of the 23 terminated employees, 18 were directly involved in our research and development efforts and 5 were performing administrative functions. Specifically, the following positions were eliminated:

POSITION ELIMINATED             CURRENT EMPLOYEE RESPONSIBILITY
-------------------             -------------------------------
VP drug development             Chief Scientist
VP QA, QC .Mfg                  Manager of Research and Quality
QC Manager                      Manager of Research and Quality
Research Assistants (10)        Scientist
Group Leader                    No longer necessary due to staff reduction
Scientists (4)                  Scientist
UNIX administrator              Director of MIS
Purchasing agent                Asst. Controller
Secretaries (3)                 No longer necessary due to staff reduction

         We believe we can sustain operations to carry out the research and development project in Israel with our current staff of 10 employees as follows:

                  Interim Chief Executive Officer
                  Chief Financial Officer
                  Chief Scientist
                  Asst. Controller
                  Director of MIS
                  Manager of Research and Quality
                  Manager of Manufacturing
                  Receptionist
                  Office Manager
                  Scientist


LIQUIDITY

         As of September 30, 2003, we had current assets of approximately $1,199,000 compared to approximately $1,770,000 as of December 31, 2002. We had total assets of approximately $4,006,000 and $4,946,000 at September 30, 2003 and December 31, 2002, respectively. The decrease in current and total assets was primarily attributable to less cash on hand resulting from the use of cash for funding operating expenditures. As of September 30, 2003, we had current liabilities of approximately $896,000 compared to approximately $685,000 as of December 31, 2002. The increase in current liabilities was primarily attributable to limited funds available to pay our accounts payable.

         During the nine months ended September 30, 2003, we used cash of approximately $3,419,000 for operating activities, as compared to approximately $6,779,000 during the nine months ended September 30, 2002. During the nine months ended September 30, 2003, our expenses included:

         o approximately $877,,000 for payroll and related costs primarily for administrative staff, scientific personnel and executive officers;

         o approximately $799,000 for other professional and consulting fees, including $302,000 for legal fees relating to settled litigation. (See "Legal Proceedings");

         o  approximately $312,000 for insurance costs;

         o approximately $347,000 for rent and utilities for our Yonkers facility; and

         o approximately $1,067,000 for expenditures for AVR118 research in Israel.

         During the nine months ended September 30, 2003, cash flows provided by financing activities was primarily due to the proceeds from the sale of common stock issued of approximately $1,853,000, the issuance of convertible debentures of $2,187,000, offset by the payment under litigation settlement $1,051,000 and principal payments of $112,000 on equipment obligations. During the nine months ended September 30, 2003, cash flow used by investing activities reflected the sale of an automobile located at our facility in the Bahamas.

         In May 2003 we issued options to purchase 100,000 shares of our Company's stock at an exercise price of $0.085 for outside services associated with the maintenance of our facility in the Bahamas. These options are compensation for services rendered and to be rendered from March 2003 to February 2004 the same as the one year exercise period.

         On April 28, 2003, we entered into an Equity Line of Credit with Cornell Capital. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically sell to Cornell Capital shares of common stock for a total purchase price of up to $50.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital will pay 100% of the lowest closing bid price of our common stock on the OTC Bulletin Board or other principal market on which our common stock is traded for the five trading days immediately following the notice date. Cornell Capital is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Further, Cornell Capital will retain 5% of each advance under the Equity Line of Credit. Our obligation to sell our common stock is conditioned upon the per share purchase price being equal to or greater than a minimum acceptable price, set by us on the advance notice date, which may not be set any closer than 7.5% below the closing bid price of our common stock the day prior to the notice date. For each day during the five days after the notice date that the closing bid price for our common stock is below the Minimum Acceptable Price, the amount of the advance shall decrease by twenty percent (20%) of the amount requested.

         In addition, we engaged Katalyst Securities LLC, an unaffiliated registered broker-dealer, to advise us in connection with the Equity Line of Credit. For its services as placement agent, Katalyst Securities LLC received 107,527 shares of our common stock, which was valued at $10,000. Katalyst Securities may be deemed to be an underwriter in connection with the sale of common stock under the Equity Line of Credit. The effectiveness of the sale of the shares under the Equity Line of Credit is conditioned upon us registering the shares of common stock with the Securities and Exchange Commission. The costs associated with this registration statement will be borne by us.

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

We have no off-balance sheet transactions.

         The following table shows total contractual payment obligations as of September 30, 2003.

                      TOTAL CONTRACTUAL OBLIGATIONS TABLE:

                                                                    PAYMENTS DUE BY PERIOD
                                                  ------------------------------------------------------
                                                   LESS THAN                                  MORE THAN
    CONTRACTUAL OBLIGATIONS           TOTAL         1 YEAR       1-3 YEARS     3-5 YEARS       5 YEARS
    -----------------------           -----        ---------     ---------     ---------      ---------
Long-Term Debt Obligations            $2,316,223    $1,518,469            $0     $797,754       $0
Capital Lease Obligations                $18,389       $18,389            $0           $0       $0
Operating Lease Obligations             $482,000      $299,000      $183,000           $0       $0
Purchase Obligations                          $0            $0            $0           $0       $0
Other Long-Term Liabilities                   $0            $0            $0           $0       $0
Reflected on the Registrant's
Balance Sheet under GAAP
Total                                 $2,816,612    $1,835,858      $183,000     $797,754       $0


CAPITAL RESOURCES

         We have and continue to be dependent upon the proceeds from the continued sale of securities for the funds required to continue operations at present levels and to fund further research and development activities. The following table summarizes sales of our securities over the last two years.

                                                                                            PURCHASE PRICE/
                                                                                               CONVERSION
                      GROSS                                           CONVERTIBLE/               PRICE/        EXPIRATION
DATE ISSUED         PROCEEDS     SECURITY ISSUED                    EXERCISABLE INTO         EXERCISE PRICE       DATE
-----------         --------     ---------------                    ----------------         --------------    -----------

Dec-2001             $2,000,000  Common stock                       7,407,407 shares        $0.27 per share        n/a
Dec-2001               $410,000  Common stock                       1,518,519 shares        $0.27 per share        n/a
Dec-2001               $200,000  Common stock                        740,741 shares         $0.27 per share        n/a
Feb-2002               $500,000  Common stock                       3,333,333 shares        $0.15 per share        n/a
Feb-2002               $500,000  Common stock                       3,333,333 shares        $0.15 per share        n/a
Mar-2002               $500,000  Common stock                       3,333,333 shares        $0.15 per share        n/a
Apr-2002             $1,939,000  Common stock                      17,486,491 shares          $0.11089 per         n/a
                                                                                                 share


                                                                                            PURCHASE PRICE/
                                                                                               CONVERSION
                      GROSS                                           CONVERTIBLE/               PRICE/        EXPIRATION
DATE ISSUED         PROCEEDS     SECURITY ISSUED                    EXERCISABLE INTO         EXERCISE PRICE       DATE
-----------         --------     ---------------                    ----------------         --------------    -----------

May-2002               $500,000  Convertible debenture        Approx. 4,412,000 shares (1)                      5/30/2004
May-2002             consulting  Warrants                           1,000,000 shares        $0.18 per share     5/30/2008
                       services
Jul-2002             $1,000,000  Convertible debenture        Approx. 9,350,000 shares (2)                      7/3/2004
Jul-2002               $500,000  Convertible debenture        Approx. 4,588,000 shares (3)                      7/15/2004
Sep-2002             $3,010,000  Common stock                    21,500,000 shares (4)      $0.14 per share        n/a
                                 Common stock                      947,000 shares (5)       $0.08 per share        n/a
Dec-2002 &           $1,100,000  Common stock                      13,750,000 shares        $0.08 per share        n/a
Mar-2003
                                 Warrants                           9,075,000 shares        $0.12 per share     12/2007 -
                                                                                                                 3/2008
Apr-May 2003           $562,000  Common stock                       7,337,500 shares        $0.08 per share        n/a
                                 Warrants                           4,652,125 shares        $0.12 per share     4/2004 -
                                                                                                                 4/2008
Apr-2003             $1,000,000  Convertible debenture        Approx. 15,625,000(6) shares                       4/2008
                                 Warrants                          15,000,000 shares        $0.091 per share    4/2008(7)
June 2003              $125,000  Common stock                       1,562,500 shares        $0.08 per share        n/a
                                 Warrants                           1,109,375 shares        $0.12 per share      6/2008
July 2003            $1,500,000  Convertible debentures            18,750,000 shares              (8)            7/2008
Sep 2003             $1,081,000  Common stock                      21,620,000 shares         $0.05 per shre        n/a
                                 Warrants                          13,188,200 shares        $0.10 per share      9/2008


---------------

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

(5) Represents shares issued in connection with certain settlement and mutual release agreements entered in May 2003, pursuant to which, among other things, warrants to purchase 16,125,000 shares of our common stock were cancelled, we will issue an aggregate of 947,000 shares of our common stock and agreed to pay an aggregate of $1,047,891 to such parties, of which $790,748 has been paid to date, and of which $257,143 shall be paid in four equal monthly installments until September 2003. See "Legal Proceedings."

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

         On March 31, 2000, we filed a shelf registration statement on Form S-3 with the SEC relating to the offering of shares of our common stock to be used in connection with financings. As of September 30, 2003, we had issued and sold approximately 59 million shares of our common stock and received gross proceeds of approximately $11.2 million under the shelf registration statement. The shelf registration statement is no longer available for our use.

         On July 27, 2001, pursuant to a securities purchase agreement with unaffiliated accredited purchasers, we authorized the issuance of and sold 1,225,000 shares of our common stock and warrants to purchase an aggregate of 735,000 shares of common stock in a private offering transaction pursuant to
Section 4(2) of the Securities Act for a purchase price of $0.40 per share, for an aggregate purchase price of $490,000. Half of the warrants are exercisable at

$0.48 per share, and half of the warrants are exercisable at $0.56 per share, until July 27, 2006. Each warrant contains anti-dilution provisions, which provide for the adjustment of warrant price and warrant shares. With certain exceptions, the warrant exercise price and the number of shares of common stock issuable upon exercise of such warrants shall be adjusted from time to time upon
(i) the issuance of common stock without consideration, (ii) a stock split, reverse stock split or a stock dividend; (iii) a reorganization or reclassification; or (iv) a liquidation, dissolution or distribution. As of the date hereof, none of the warrants had been exercised.

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

         During the second quarter of 2002, we issued to James Dicke II, a former director, Peter Lunder, a former advisory board member, and O. Frank Rushing and Justine Simoni an aggregate of $2,000,000 principal amount of our 5% convertible debentures at par in several private placements pursuant to Section 4(2) of the Securities Act. Under the terms of each 5% convertible debenture, 20% of the original issue is convertible on the original date of issue at a price equal to the closing bid price quoted on the OTC Bulletin Board on the trading day immediately preceding the original issue date (except for the $500,000 of the debentures which had an initial conversion price of $0.11 per share). Thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of (i) 90% of the average closing bid price for the five trading days prior to the conversion date; or
(ii) ten cents ($0.10) which amount is subject to certain adjustments. The convertible debentures, including interest accrued thereon, are payable by Advanced Viral in shares of common stock and mature two years from the date of issuance. The shares issued upon conversion of the debentures cannot be sold or transferred for a period of one year from the applicable vesting date of the convertible portion of the debentures. As of September 30, 2003, principal and interest on the debentures in the amount of $1,127,904 had been converted into 10,027,255 shares of our common stock.

         On September 10, 2002, we issued and sold an aggregate of 21,500,000 shares of our common stock pursuant to a securities purchase agreement with the investors listed below for total proceeds of approximately $3,010,000, or $0.14 per share, along with warrants to purchase 16,125,000 shares of our common stock at an exercise price of $0.25 per share, subject to adjustment, as described below, in a private offering transaction pursuant to Section 4(2) of the Securities Act.


           INVESTOR NAME                             PURCHASE PRICE               SHARES             WARRANTS
           -------------                             --------------               ------             --------
           SDS Merchant Fund, LP                           $900,000            6,428,571            4,821,429
           Stonestreet Limited Partnership                  750,000            5,357,143            4,017,857
           01144 Ltd.                                       100,000              714,286              535,714
           Bristol Investment Fund Ltd.                     400,000            2,857,143            2,142,857
           Alpha Capital                                    500,000            3,571,429            2,678,571
           Xmark Fund, Ltd.                                 154,000            1,100,000              825,000
           Xmark Fund, L.P.                                  56,000              400,000              300,000
           RIG MicroCap Fund LP                             100,000              714,286              535,714
           Richard Melnick                                   50,000              357,143              267,857
                                                         $3,010,000           21,500,000           16,125,000

         In addition, pursuant to a placement agent agreement with H.C. Wainwright & Co., Inc. ("HCW"), we paid HCW a placement fee of $150,500 cash and issued to HCW 1,032,000 shares of our common stock. An adjustment provision in the warrants provided that at 60 and 120 trading days following the original issue date of the warrants, a certain number of warrants shall become exercisable at $0.001. The number of shares for which the warrants are exercisable at $0.001 per share is equal to the positive difference, if any, between (i) $3,010,000 divided by the volume weighted average price ("VWAP") of our common stock for the 60 trading days preceding the applicable determination date and (ii) 21,500,000, provided however, that no adjustment will be made in the event that the VWAP for the 60 trading day period preceding the applicable determination date is $0.14 or greater. In December 2002 we filed suit against certain of the investors in connection with the warrant repricing provisions of the agreement, and during May 2003, we entered into settlement and mutual release agreements with the parties involved in both the Florida and New York litigation, which, among other things, dismissed the lawsuits with prejudice, and Alpha Capital separately dismissed its lawsuit with prejudice. Pursuant to the agreements, in exchange for release by the parties to the lawsuits and certain parties to the September 2002 financing of their right to exercise the warrants issued in the September 2002 financing, we issued an aggregate of 947,000 shares of our common stock and agreed to pay an aggregate of $1,047,891 to such parties, of which $790,748 has been paid to date, and of which $257,143 shall be paid in four equal monthly installments until September 2003. 680,000 of the shares issued are subject to a 145-day lock-up agreement. (See "Legal Proceedings").

         From December 2002 through June 2003, we authorized the issuance of and sold 22,650,000 shares of our common stock and warrants to purchase up to 13,590,000 shares of our common stock at $0.08 per share, for an aggregate purchase price of $1,812,000 pursuant to securities purchase agreements with the purchasers listed below, in the following amounts in a private offering transaction pursuant to Section 4(2) of the Securities Act. In connection with the agreement, we paid finders' fees to Harbor View Group, AVIX, Inc. and Robert Nowinski consisting in the aggregate of (i) approximately $98,095 and (ii) warrants to purchase 1,246,500 shares of our common stock. All of the aforementioned warrants are exercisable at $0.12 per share commencing six months after the closing date of the agreement, for a period of five years. As of the date hereof, none of such warrants had been exercised.


        INVESTOR NAME                            PURCHASE PRICE             SHARES       WARRANTS
        -------------                            --------------             ------       --------
        Frank Vigliarolo                             $50,000               625,000        375,000
        Keith Leonard                                $50,000               625,000        375,000
        Edward & Linda Gorkes                       $200,000             2,500,000      1,500,000
        Russell Kuhn (Parkside)                     $100,000             1,250,000        750,000
        Larry Pomerantz                              $50,000               625,000        375,000
        Michael Berman                               $50,000               625,000        375,000
        Ira Kent                                      $8,000               100,000         60,000
        Frederick Cohen                               $8,000               100,000         60,000
        Gerald Director                               $8,000               100,000         60,000
        Allen & Barbara Ross                          $8,000               100,000         60,000
        Alan Halpert                                 $16,000               200,000        120,000
        Leonard Cohen                                $24,000               300,000        180,000
        Barry L. Johnston TR                         $24,000               300,000        180,000
        Todd & Lynda Cohen                           $40,000               500,000        300,000
        Henry E. & Dixie Cartwright                  $40,000               500,000        300,000
        Benjamin H. Kirsch                          $150,000             1,875,000      1,125,000
        Gene Cartwright                              $60,000               750,000        450,000
        Beth & Elliot Bauer                          $74,000               925,000        555,000
        Gerald Smallberg                             $16,000               200,000        120,000
        Leonard Cohen                                $32,000               400,000        240,000
        David Sass                                   $50,000               625,000        375,000
        Beth and Elliot Bauer                        $42,000               525,000        315,000
        Larry Pomerantz                              $50,000               625,000        375,000
        Frank Smith                                  $25,000               312,500        187,500
        Russell & Jean Kuhn                          $25,000               312,500        187,500
        Charles & Janet Ernst                        $25,000               312,500        187,500
        Dorothy Christofides                         $32,000               400,000        240,000
        Edward & Linda Gorkes                        $50,000               625,000        375,000
        Pomerantz Trust                              $30,000               375,000        225,000



        INVESTOR NAME                            PURCHASE PRICE             SHARES       WARRANTS
        -------------                            --------------             ------       --------
        Russell Kuhn                                   $50,000             625,000        375,000
        Frederick Lutz                                 $25,000             312,500        187,500
        Dean Skillman                                  $50,000             625,000        375,000
        Harbor View Group                              $25,000             312,500        187,500
        Phillip Brennan                                $25,000             312,500        187,500
        Eric Goldstein                                 $12,500             156,250         93,750
        Michael Rapf                                   $12,500             156,250         93,750
                                                  ------------        ------------   ------------
        TOTAL                                       $1,812,000          22,650,000     13,590,000

         On April 11, 2003 pursuant to a securities purchase agreement with James F. Dicke II, a former member of our Board of Directors, we sold 3,125,000 shares of common stock and warrants to purchase 1,875,000 shares of common stock at an exercise price of $0.12 per share through April 2007, for an aggregate purchase price of $250,000 in a private offering transaction pursuant to Section 4(2) of the Securities Act.

         On April 28, 2003 pursuant to a securities purchase agreement with David Provence in a private offering transaction pursuant to Section 4(2) of the Securities Act, we sold 312,500 shares of common stock and warrants to purchase 187,500 shares of common stock at an exercise price of $0.12 per share through April 2008, for an aggregate purchase price of $25,000. In connection with the transaction, we paid a finders' fee to Diego Vallone consisting of warrants to purchase 15,625 shares of our common stock at an exercise price per share of $0.12 until April 2008.

         On April 28, 2003 we entered into a securities purchase agreement with Cornell Capital, in a private offering transaction pursuant to Section 4(2) of the Securities Act, to sell up to $2,500,000 of our 5% convertible debentures, due April 28, 2008, of which $1,000,000 was purchased on April 28, 2003; $500,000 of which was purchased on July 18, 2003; and $1,000,000 of which will be purchased within 20 business days from the date the registration statement is declared effective by the SEC. Interest is payable in cash or common stock at the option of Cornell. Pursuant to the agreement, Cornell Capital received a 10% discount to the purchase price of the convertible debentures purchased , along with warrants to purchase an aggregate of 15,000,000 shares of our common stock at an exercise price of $0.091 commencing on October 28, 2003 through April 28, 2008. Pursuant to the terms of the agreement, commencing July 27, 2003, Cornell Capital may convert the debenture plus accrued interest, (which may be taken at Cornell Capital's option in cash or common stock), in shares of our common stock at a conversion price equal to the lesser of (a) $0.08 or (b) 80% of the lowest closing bid price of our common stock for the four trading days immediately preceding the conversion date. No more than $600,000 may be converted in any thirty-day period. Advanced Viral has redemption rights. If Advanced Viral exercises certain of these redemption rights, Advanced Viral may redeem a portion or the entire outstanding debenture at a price equal to 115% of the amount redeemed plus accrued interest and Cornell Capital will receive a warrant to purchase 1,000,000 shares of our stock for every $100,000 redeemed. The warrant shall be exercisable on a cash basis and have an exercisable price of the higher of 110% of the closing bid price of our common stock on the closing date or $0.08. The warrant shall have "piggy back" registration rights and shall survive for 5 years from the closing date. In addition, in connection with the securities purchase agreement, we issued to Cornell Capital a warrant to purchase 15,000,000 shares of our common stock exercisable for 5 years at an exercise price of $0.091. The warrant is not exercisable prior to October 28, 2003. As of September 30, 2003, principal on the debentures in the amount of $600,000 had been converted into 14,150,943 shares of common stock. On November 6, 2003, Cornell converted $600,000 principal amount of the convertible debentures into 12,500,000 shares of common stock at a conversion price of $0.048 per share.

         On April 28, 2003, we entered into an equity line of credit agreement with Cornell in a private offering transaction pursuant to Section 4(2) of the

Securities Act. The equity line agreement provides, generally, that Cornell has committed to purchase up to $50 million of our common stock over a three-year period, with the timing and amount of such purchases, if any, at our discretion, provided, however, that the maximum amount of each advance is $500,000, and the date of each advance shall be no less than six trading days after our notification to Cornell of its obligation to purchase shares. Any shares of common stock sold under the equity line will be priced at the lowest closing bid price of our common stock during the five consecutive trading days following our notification to Cornell requesting an advance under the equity line. In addition, at the time of each advance, we are obligated to pay Cornell a fee equal to five percent (5%) of the amount of each advance. However, Cornell's obligation to purchase and our obligation to sell our common stock is conditioned upon the per share purchase price being equal to or greater than a price we set on the advance notice date, the minimum acceptable price, which may not be set any closer than 7.5% percent below the closing bid price of the common stock the day prior to the date we notify Cornell of its obligation to purchase shares. In addition, there are certain other conditions applicable to our ability to draw down on the equity line including the filing and effectiveness of a registration statement registering the resale of all shares of common stock that may be issued to Cornell under the equity line and our adherence with certain covenants. There can be no assurance of the amount of proceeds we will receive, if any, under the equity line of credit with Cornell. In connection with this agreement, we issued 107,527 shares of our common stock to Katalyst LLC in consideration for its exclusive placement agent services.

         On July 18, 2003 we entered into an additional securities purchase agreement with Cornell Capital, in a private offering transaction pursuant to
Section 4(2) of the Securities Act, whereby Cornell Capital purchased $1,000,000 of our 5% secured convertible debentures, due July 17, 2008. Pursuant to the agreement, Cornell Capital received a 10% discount to the purchase price of the convertible debentures purchased. The convertible debentures are secured by the assets of Advanced Viral until 50 days after the effectiveness of the registration statement covering the resale of the underlying shares. Pursuant to the terms of the agreement, commencing October 18, 2003, Cornell Capital may convert the debenture plus accrued interest, (which may be taken at Cornell Capital's option in cash or common stock), in shares of our common stock at a conversion price equal to the lesser of (a) $0.08 or (b) 80% of the lowest closing bid price of our common stock for the four trading days immediately preceding the conversion date. No more than $600,000 may be converted in any thirty-day period. Subject to certain exceptions, at our option, we may redeem a portion or the entire outstanding debenture at a price equal to 115% of the amount redeemed plus accrued interest and Cornell Capital will receive warrants to purchase 1,000,000 shares of our stock for every $100,000 redeemed. The warrant shall be exercisable on a cash basis and have an exercisable price of the higher of 110% of the closing bid price of our common stock on the closing date or $0.08. The warrant shall have "piggy back" registration rights and shall survive for 5 years from the closing date.

         In September 2003, in connection with a private offering transaction pursuant to Section 4(2) of the Securities Act, we authorized the issuance of and sold 21,620,000 shares of our common stock and warrants to purchase up to 10,810,000 shares of our common stock, for an aggregate purchase price of $1,081,000, or $0.05 per share, pursuant to securities purchase agreements with the purchasers listed below, in the amounts listed below. The warrants are exercisable at $0.10 per share. In connection with the agreements, we paid finders' fees to Harbor View Group, AVIX, Inc and Robert Nowinski consisting in the aggregate of (i) approximately $115,667 and (ii) warrants to purchase 2,378,200 shares of our common stock. All of the aforementioned warrants are exercisable at $0.10 per share commencing six months after the issuance date, for a period of five years. As of the date hereof, none of such warrants had been exercised.


       INVESTOR NAME                             PURCHASE PRICE           SHARES        WARRANTS
       -------------                             --------------           ------        --------
       Angela Amato                                     $16,000          320,000         160,000
       Ralph Albergo                                    $10,000          200,000         100,000
       Beth & Elliot Bauer                              $25,000          500,000         250,000
       John Billard                                     $50,000        1,000,000         500,000
       Philip Brennan                                   $45,000          900,000         450,000
       Dorothy Christofides                             $25,000          500,000         250,000
       Michael Contillo                                 $25,000          500,000         250,000
       Joseph Deglomini                                 $25,000          500,000         250,000
       Edward Gorkes                                    $50,000        1,000,000         500,000
       Harborview Group                                $175,000        3,500,000       1,750,000
       Benjamin Kirsch                                  $25,000          500,000         250,000
       Russell W. Kuhn                                 $200,000        4,000,000       2,000,000
       Mark Levine                                      $60,000        1,200,000         600,000
       Steven or Wendi Levitt                           $25,000          500,000         250,000
       Barry & Marci Mainzer                            $15,000          300,000         150,000
       Gerald S. Schuster                               $40,000          800,000         400,000
       Roberta Schwartz                                 $25,000          500,000         250,000
       Avraham Sibony                                   $50,000        1,000,000         500,000
       R. Frank Smith                                   $30,000          600,000         300,000
       Michael Tannenhauser                             $15,000          300,000         150,000
       Frank Vigliarolo                                 $75,000        1,500,000         750,000
       Michael Villani                                  $25,000          500,000         250,000
       Scott Weil                                       $30,000          600,000         300,000
       Mike Weiner                                      $20,000          400,000         200,000
                                                   ------------     ------------    ------------
       TOTAL                                         $1,081,000       21,620,000      10,810,000


OUTSTANDING SECURITIES

         As of the date hereof, in addition to the 521,921,079 shares of our common stock currently outstanding, we have: (i) outstanding stock options to purchase an aggregate of approximately 87.7 million shares of common stock at exercise prices ranging from $0.052 to $0.36, of which approximately 81.7 million are currently exercisable; (ii) outstanding warrants to purchase an aggregate of approximately 72.0 million shares of common stock at prices ranging from $0.091 to $1.00, all of which warrants are currently exercisable; (iii) approximately 40.3 million shares of common stock underlying certain outstanding convertible debentures. The foregoing does not include shares issuable pursuant to the equity line of credit agreement.

         If all of the foregoing were fully issued, exercised and/or converted, as the case may be, we would receive proceeds of approximately $33.0 million, and we would have approximately 722.9 million shares of common stock outstanding. The sale or availability for sale of this number of shares of common stock in the public market could depress the market price of the common stock. Additionally, the sale or availability for sale of this number of shares may lessen the likelihood that additional equity financing will be available to us, on favorable or unfavorable terms. Furthermore, the sale or availability for sale of this number of shares could limit the annual amount of net operating loss carryforwards that could be utilized.

PROJECTED EXPENSES

         During the next 12 months, we expect to incur significant expenditures relating to operating expenses and expenses relating to regulatory filings and clinical trials for AVR118. We currently do not have cash available to meet our anticipated expenditures.

         We are currently seeking additional financing. We anticipate that we can continue operations through December 2003 with our current liquid assets, if none of our outstanding options or warrants is exercised or additional securities sold. Any proceeds received from the exercise of outstanding options or warrants will contribute to working capital and increase our budget for research and development and clinical trials and testing, assuming AVR118 receives subsequent approvals to justify such increased levels of operation. The recent prevailing market price for shares of common stock has from time to time been below the exercise prices of certain of our outstanding options or warrants. As such, recent trading levels may not be sustained nor may any additional options or warrants be exercised. If none of the outstanding options or warrants is exercised, and we obtain no other additional financing, in order for us to achieve the level of operations contemplated by management, management anticipates that we will have to materially limit or suspend operations. We anticipate that we will be required to sell additional securities to obtain the funds necessary to continue operations and further our research and development activities. We are currently seeking debt financing, licensing agreements, joint ventures and other sources of financing, but the likelihood of obtaining such financing on favorable terms is uncertain. Management is not certain whether, at present, debt or equity financing will be readily obtainable or whether it will be on favorable terms. Because of the large uncertainties involved in the FDA approval process for commercial drug use on humans, it is possible that we will never be able to sell AVR118 commercially.


GOING CONCERN


         The independent certified public accountants' reports on our consolidated financial statements for the fiscal year ended December 31, 2002 includes an explanatory paragraph regarding our ability to continue as a going concern. Note 2 to the consolidated financial statements states that our ability to continue operations is dependent upon the continued sale of our securities and debt financing for funds to meet our cash requirements, which raise substantial doubt about our ability to continue as a going concern. Further, the accountants' report states that the financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are currently seeking additional financing and do not have cash available to meet our anticipated expenditures. We anticipate that we can continue operations through December 2003 with our current liquid assets, if none of our outstanding options or warrants are exercised or additional securities sold. However, there can be no assurance that these actions will result in sufficient funds to finance operations. If we do not raise sufficient cash from external sources to satisfy our on-going expenditures, we will be required to materially limit or suspend our operations. Failure to raise additional capital and materially limit our operations could have a material adverse effect on our operations. This raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

         As of a date within 90 days prior to the filing date of this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms as of September 30, 2003. There was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

                  See Part I, Item 2 of this Report.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                  During the quarter ended September 30, 2003, no matters were submitted to a vote of security holders of the Registrant, through the solicitation of proxies or otherwise.

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

    (b)  REPORTS ON FORM 8-K.

                  Current Report on Form 8-K dated August 27, 2003 with respect to Item 5.



                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ADVANCED VIRAL RESEARCH CORP.

Date: November 14, 2003         By: /s/ ELI WILNER
                                    -------------------------------------------
                                    Eli Wilner, President and Chief
                                    Executive Officer


                                By: /s/ ALAN V. GALLANTAR
                                    -------------------------------------------
                                    Alan V. Gallantar, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)