Form 10-K/A
period 2002-12-31
ADVANCED VIRAL RESEARCH CORP
filed 2003-12-19
CIK 786623

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                                [X] ANNUAL REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                            For the Fiscal Year Ended
                                DECEMBER 31, 2002

                                       OR

                              [ ] TRANSITION REPORT

 Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee
                                    required]

                        Commission File Number 33-2262-A

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

                                 (914) 376-7383
                                 --------------
              (Registrant's telephone number, including area code)

       Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The estimated aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of June 28, 2002, was approximately $75.3 million.

As of March 28, 2003, the Registrant had 472,792,609 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

                          ADVANCED VIRAL RESEARCH CORP.
                                   FORM 10-K/A

                                DECEMBER 31, 2002

                                EXPLANATORY NOTE

Advanced Viral Research Corp. is filing this Annual Report on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2002 which was originally filed with the Securities and Exchange Commission (the "SEC") on March 31, 2003. This Annual Report on Form 10-K/A amends Part II, Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 8. "Financial Statements and Supplementary Data", and Part IV,
Item 15. "Consolidated Financial Statements", of the original Annual Report.

The Company is filing this Annual Report on Form 10-K/A in response to comments received from the Securities and Exchange Commission relating to the Company's Registration Statement on Form S-1 (File No. 333-107178), which included certain of the information included in the original Annual Report on Form 10-K. The financial statements included in the Annual Report on Form 10-K/A have been restated to reflect changes in accounting for warrants issued in connection with equity transactions as well as options issued to the Company's Board of Directors, employees (on a pro-forma basis only) and our advisory board. The restatement does not impact the Company's net cash in investing and financing activities or net cash used in operating activities. However, certain components within operating activities, specifically, amortization of deferred interest cost, discount on warrants and compensation expense for options and warrants, are being restated. Unless otherwise stated, all information contained in this amendment is as of March 31, 2003, the filing date of the original Annual Report on Form 10-K for the period ended December 31, 2002.

This Form 10-K/A is hereby amended as described above, and for convenience of reference is restated in its entirety as set forth herein (except that exhibits previously filed with the Form 10-K are not being refiled in this Form 10-K/A).

                                TABLE OF CONTENTS

PART I.............................................................................................................       1
   ITEM 1.        BUSINESS.........................................................................................       1
   ITEM 2.        DESCRIPTION OF PROPERTY..........................................................................      10
   ITEM 3.        LEGAL PROCEEDINGS................................................................................      10
   ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................      11

PART II............................................................................................................      11
   ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............................      11
   ITEM 6.        SELECTED FINANCIAL DATA..........................................................................      12
   ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............      14
   ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK........................................      21
   ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................      21
   ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.............      21

PART III...........................................................................................................      22
   ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................................      22
   ITEM 11.       EXECUTIVE COMPENSATION...........................................................................      23
   ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS...      29
   ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................      30
   ITEM 14.       CONTROLS AND PROCEDURES..........................................................................      30

PART IV............................................................................................................      31
   ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..................................      31
   ITEM 16.       PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................................................      34

SIGNATURES.........................................................................................................      36

                           FORWARD-LOOKING STATEMENTS

         Advanced Viral cautions readers that some of the information in this report contains forward-looking statements within the meaning of the federal securities laws. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements typically are identified by use of terms like "may," "will," "expect," "anticipate," "estimate", "believe", "intend", "could", "would" and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including our limited operating history and substantial operating losses, availability of capital resources, ability to effectively compete, economic conditions, unanticipated difficulties in pharmaceutical research and development, ability to continue research and development, ability to gain governmental approvals, uncertainty relating to timing of governmental approval process, dependence on equity and debt financing for continued operations, dependence on third party distributors and consultants, dependence on our key personnel, ability to protect our intellectual property and the impact of future government regulation on our business. You should also consider carefully the risks described in this report or detailed from time to time in our filings with the Securities and Exchange Commission (the "SEC").

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

                                     PART I

ITEM 1.           BUSINESS

OVERVIEW

         Advanced Viral Research Corp. was formed in July 1985 to engage in the production and marketing, promotion and sale of a pharmaceutical drug known by the trademark Reticulose(R). The current formulation of Reticulose is currently known as "Product R." We believe Product R may be employed in the treatment of certain viral and autoimmune diseases such as:

         - Human immunodeficiency virus, or HIV, including acquired immune deficiency syndrome, or AIDS;

         - Human papilloma virus, or HPV, which causes genital warts and may lead to cervical cancer;

         - Cachexia (body wasting) in patients with solid cancers, leukemias and lymphomas; and

         -   Rheumatoid arthritis.

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

         In June 2002 the Israeli Ministry of Health approved the testing of Product R in the following clinical trials using injectable Product R, which began during November 2002:

             - Phase I/Phase II Study in Cachectic Patients Needing Salvage Therapy for AIDS. These patients have failed highly active anti-retroviral therapy (HAART), remain on HAART, and require salvage therapy. We believe that Product R may have three major beneficial effects in patients with AIDS:

                      - First, its therapeutic effects on body wasting (cachexia) seen in patients with AIDS;

                      - Second, the mitigation of the toxicity of drugs included in HAART regimens for the treatment of AIDS;

                      - Third, the synergistic activity with drugs used in HAART regimens to suppress the replication of HIV and increase the CD4 and CD8 cell counts in patients with AIDS.

                          Thus, we believe that Product R may prove to be an important "enabler" drug in the treatment of AIDS.

                      - Phase I Study in Cachectic Patients with Leukemia and Lymphoma. Included are patients with acute lymphocytic leukemia, multiple Myeloma, Hodgkin's disease and non-Hodgkin's lymphoma.

                      - Phase I Study in Cachectic Patients with Solid Tumors. Included are patients with solid tumors such as colonic, lung, breast, stomach and kidney cancers.

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

RESEARCH, DEVELOPMENT AND TESTING

         For the period from inception (February 20, 1984) through December 31, 2002 we expended approximately $18,315,000 on testing and research and development activities either in our laboratories or pursuant to various testing agreements with both domestic and foreign companies. We currently are funding research and testing at several institutes and medical centers in Israel to:

             - determine the safety and efficacy of Product R on animals and cultured human cells;

             - determine the effectiveness of Product R in the treatment of cachexia (body wasting) in patients with AIDS taking a multi-drug cocktail (highly active anti-retroviral therapy (HAART));

             - determine the effectiveness of Product R in the treatment of cachexia in patients with solid cancers;

             - determine the effectiveness of Product R in the treatment of cachexia in patients with leukemias and lymphomas;

             - study the effects of Product R in mitigating the toxic effects of other drugs used to treat HIV infections, such as nucleoside analogues, protease inhibitors and non-nucleoside reverse transcriptase inhibitors;

             - study the effects of Product R in mitigating the toxic effects of drugs used in the chemotherapy of cancers; and

             - assess the direct inhibitory and therapeutic effects of Product R on neoplasias, including lymphomas and lymphocytic leukemia.

         In June 2002 the Israeli Ministry of Health approved the testing of Product R in the following clinical trials using injectable Product R, which began during November 2002:

             - Phase I/Phase II Study in Cachectic Patients Needing Salvage Therapy for AIDS. These patients have failed highly active anti-retroviral therapy (HAART), remain on HAART, and require salvage therapy. We believe that Product R may have three major beneficial effects in patients with AIDS:

                      - First, its therapeutic effects on body wasting (cachexia) seen in patients with AIDS:

                      - Second, the mitigation of the toxicity of drugs included in HAART regimens for the treatment of AIDS:

                      - Third, the synergistic activity with drugs used in HAART regimens to suppress the replication of HIV and increase the CD4 and CD8 cell counts in patients with
                         AIDS:

                 Thus, we believe that Product R may prove to be an important "enabler" drug in the treatment of AIDS.

             - Phase I Study in Cachectic Patients with Leukemia and Lymphoma. Included are patients with acute lymphocytic leukemia, multiple Myeloma, Hodgkin's disease and non-Hodgkin's lymphoma.

             - Phase I Study in Cachectic Patients with Solid Tumors. Included are patients with solid tumors such as colonic, lung, breast, stomach and kidney cancers.

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

         In March 2003, we commenced discussions and began to draft protocols to expand the ongoing Israeli clinical trials of Product R for the treatment of AIDS patients on (who have failed HAART and remain on HAART therapy) into late Phase II blinded, controlled clinical trials.

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

SCIENTIFIC ADVISORY BOARD

         In January 2002, we formed a Scientific Advisory Board currently consisting of six people with experience in oncology, hematology, women's health and related fields for the purpose of having access to additional expertise and counsel to support the development of Product R in connection with the rigorous clinical trials required by the FDA's regulatory approval process. The current members of the Scientific Advisory Board are:

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

COMPETITION

     The pharmaceutical drug industry is highly competitive and rapidly changing. If we ever successfully develop Product R, it will compete with numerous existing therapies. In addition, many companies are pursuing novel drugs that target the same diseases we are targeting with Product R. We believe that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV, HPV, other viruses, cachexia (body wasting) and rheumatoid arthritis. We anticipate that we will face intense and increasing competition as new products enter the market and advanced technologies become available. Our competitors' products may be more effective, or more effectively marketed and sold, than Product R. Competitive products may render Product R obsolete or noncompetitive before we can recover the expenses of developing and commercializing Product R. Furthermore, the development of a cure or new treatment methods for the diseases we are targeting could render Product R noncompetitive, obsolete or uneconomical. Many of our competitors:

             - have significantly greater financial, technical and human resources than we have and may be better equipped to develop, manufacture and market products;

             - have extensive experience in preclinical testing and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products; and

             - have products that have been approved or are in late stage development and operate large, well-funded research and development programs.

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

         Following the initiation of Advanced Viral's lawsuit in Florida, three of the purchasers in the September financing (Alpha Capital, A.G., Bristol Investment Fund, Ltd. and Stonestreet Limited Partnership (the "Alpha Plaintiffs") filed separate lawsuits in the U.S. District Court for the Southern District of New York. The suits sought a preliminary injunction and other relief for breach of contract. The District Court entered an order on February 11, 2003 upon a motion of the Alpha Plaintiffs, that required that (i) we deliver to the Alpha Plaintiffs the shares of Company common stock issuable upon exercise of the warrants; (ii) the Alpha Plaintiffs post a bond of either $100,000 or the market value of the warrant shares, whichever is higher for each group of warrants as of the first and second determination dates; and (iii) all the proceeds from the sale of the warrant shares be placed in escrow pending final resolution of the litigation. Within ten days of the entry of the order, we moved to alter/amend the judgment and/or reconsideration of the Court's order requesting relief from the Court's order. The Court denied this motion and ordered Advanced Viral to immediately deliver the warrant shares to the Alpha Plaintiffs upon their payment of the exercise price and posting of a bond, without further delay and no later than April 8, 2003. We have appealed the order denying the motion for reconsideration. We continue to consider and pursue all of our options relating to the litigation, including resolution through settlement.

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

                                                              Low Bid          High Bid
                                                              -------          --------
First Quarter 2001.........................................    0.285            0.410
Second Quarter 2001........................................    0.265            0.495
Third Quarter 2001.........................................    0.171            0.395
Fourth Quarter 2001........................................    0.179            0.400

First Quarter 2002.........................................    0.158            0.285
Second Quarter 2002........................................    0.096            0.300
Third Quarter 2002.........................................    0.112            0.220
Fourth Quarter 2002........................................    0.065            0.119

First Quarter 2003 through March 28, 2003..................    0.054            0.085

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

                      SELECTED STATEMENT OF OPERATIONS DATA

                                                                            YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------------------
                                                       2002            2001            2000           1999
                                                     RESTATED        RESTATED        RESTATED        RESTATED         1998
                                                   ------------    ------------    ------------    ------------    ------------
Revenues                                           $          0    $     17,601    $      8,363    $     10,953    $        656
  Costs and Expenses:
  Research and development                            4,439,592       5,150,869       3,192,551       1,948,937       1,659,456
  General and administrative                          2,654,296       4,063,022       2,413,601       1,831,061       1,420,427
  Compensation and other expense for options and
    warrants                                            883,762       1,048,108       1,901,927         195,375             ---
  Depreciation                                          977,746         511,216         346,227         230,785         110,120
                                                   ------------    ------------    ------------    ------------    ------------
                                                      8,955,396      10,773,215       7,854,306       4,206,158       3,190,003
                                                   ------------    ------------    ------------    ------------    ------------
Loss from Operations                                 (8,955,396)    (10,755,614)     (7,845,943)     (4,195,205)     (3,189,347)
                                                   ------------    ------------    ------------    ------------    ------------
Other Income (Expense):
  Interest income                                        27,659         113,812         161,832          42,744         102,043
  Other income                                              ---             ---             ---             ---             293
  Interest expense                                     (192,174)        116,849        (908,220)     (2,170,970)     (1,470,699)
  Severance expense - former directors                      ---        (302,500)            ---             ---             ---
                                                   ------------    ------------    ------------    ------------    ------------
                                                       (164,515)        (71,839)       (746,388)     (2,128,226)     (1,368,363)
                                                   ------------    ------------    ------------    ------------    ------------
Loss from continuing operations                      (9,119,911)    (10,827,453)     (8,592,331)     (6,323,431)     (4,557,710)
Loss from discontinued operations                      (201,154)       (259,114)       (223,861)            n/a             n/a
                                                   ------------    ------------    ------------    ------------    ------------
Net Loss                                           $ (9,321,065)   $(11,086,567)   $ (8,816,192)   $ (6,323,431)   $ (4,557,710)
                                                   ============    ============    ============    ============    ============
Net Loss Per Share of Common
  Stock - Basic and Diluted
    Continuing operations                          $      (0.02)   $      (0.03)   $      (0.02)   $      (0.02)   $      (0.02)
                                                   ============    ============    ============    ============    ============
    Discontinued operations                        $      (0.00)   $      (0.00)   $      (0.00)            n/a             n/a
                                                   ============    ============    ============    ============    ============

--------------------------
See notes to consolidated financial statements.

                           SELECTED BALANCE SHEET DATA

                                                                                  AS OF DECEMBER 31,
                                                 ---------------------------------------------------------------------------------
                                                     2002             2001              2000            1999
                                                   RESTATED         RESTATED          RESTATED        RESTATED           1998
                                                   --------         --------          --------        --------           ----
ASSETS
Current Assets:
  Cash and cash equivalents                      $   1,475,755    $   1,499,809    $   5,962,633    $     836,876    $     924,420
  Investments                                               --               --               --               --          821,047
  Assets held for sale                                 172,601          188,999          179,622          178,182               --
  Inventory                                                 --               --           19,729           19,729           19,729
  Other current assets                                 121,895           63,162           34,804           59,734           29,818
                                                 -------------    -------------    -------------    -------------    -------------
    Total current assets                             1,770,251        1,751,970        6,196,788        1,094,521        1,795,014
                                                 -------------    -------------    -------------    -------------    -------------
Property and Equipment, Net                          2,244,118        2,818,045        1,771,038        1,204,202        1,049,593

Other Assets                                           931,660          878,776          840,888          562,851          460,346
                                                 -------------    -------------    -------------    -------------    -------------
  Total assets                                   $   4,946,029    $   5,448,791    $   8,808,714    $   2,861,574    $   3,304,953
                                                 =============    =============    =============    =============    =============
LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIENCY)
  Current Liabilities:
  Litigation settlement                                     --               --               --               --               --
  Accounts payable and accrued liabilities       $     554,707    $   1,843,706    $     902,961    $     728,872    $     279,024
  Current portion of capital lease obligation          104,719           64,197           58,690           50,315    $      38,335
  Current portion of note payable                       25,165           24,246           21,517           19,095               --
                                                 -------------    -------------    -------------    -------------    -------------
    Total current liabilities                          684,591        1,932,149          983,168          798,282          317,359
                                                 -------------    -------------    -------------    -------------    -------------
Long-Term Debt:
  Convertible debentures, net                        1,610,499               --               --        4,446,629        1,457,919
  Capital lease obligation - long term portion           5,834           42,370          106,567          152,059          167,380
  Note payable - long term portion                       4,879           32,198           56,446           77,964               --
                                                 -------------    -------------    -------------    -------------    -------------
    Total long-term debt                             1,621,212           74,568          163,013        4,676,652        1,625,299
                                                 -------------    -------------    -------------    -------------    -------------
  Deposit on Securities Purchase Agreement                  --               --               --               --          600,000
  Common Stock Subscribed but not Issued               883,900               --               --               --               --
Stockholders' Equity (Deficiency):
  Common stock: 1,000,000,000 shares of
    $.00001 par value authorized                         4,555            4,033            3,802            3,034            2,964
  Additional paid-in capital                        51,141,177       43,877,955       36,349,629       17,255,858       14,325,076
  Deficit accumulated during development stage     (49,098,231)     (39,777,166)     (28,690,599)     (19,874,407)     (13,550,976)
  Deferred compensation cost                                --               --               --               --          (14,769)
  Discount on warrants                                (291,175)        (662,748)            (299)           2,155               --
                                                 -------------    -------------    -------------    -------------    -------------
    Total stockholders' equity (deficiency)          1,756,326        3,442,074        7,662,533       (2,613,360)         762,295
                                                 -------------    -------------    -------------    -------------    -------------
    Total liabilities and stockholders' equity   $   4,946,029    $   5,448,791    $   8,808,714    $   2,861,574    $   3,304,953
                                                 =============    =============    =============    =============    =============
    Shares outstanding at period end               455,523,990      403,296,863      380,214,618      303,472,035      296,422,907
                                                 =============    =============    =============    =============    =============

-------------------
See notes to consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the results of operations and the financial condition of Advanced Viral should be read in conjunction with Advanced Viral's Consolidated Financial Statements and Notes thereto included elsewhere in this report.

OVERVIEW

         Since our inception in July 1985, Advanced Viral has been engaged primarily in research and development activities. We have not generated significant operating revenues, and as of December 31, 2002 we had incurred a cumulative net loss of $49,098,231. Our ability to generate substantial operating revenue depends upon our success in gaining FDA approval for the commercial use and distribution of Product R. All of our research and development efforts have been devoted to the development of Product R.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

         The accompanying financial statements for the years ended December 31, 2002, 2001 and 2000 have been restated to reflect changes in accounting for warrants issued in connection with equity transactions as well as options issued to the Board of Directors and employees (on a pro-forma basis only) and our advisory board. The restatement resulted in income which reduced the previously reported net loss for 2002, 2001 and 2000 by approximately $1,021,000, $629,000, and $538,000, respectively.

         Basic and diluted net loss per common share on operations remained the same for the years ended December 31, 2002 and 2001. Our deficit accumulated during the development stage was reduced by $2,039,574, $1,018,304, and $389,303 at December 31, 2002, 2001 and 2000, respectively. The restatement did not impact our net cash in investing and financing activities and net cash used in operating activities remained unchanged However, certain components within operating activities consisting of amortization of deferred interest cost, discount on warrants and compensation expense for options and warrants, were restated.

         YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

         During the years ended December 31, 2002, 2001 and 2000 we incurred losses from continuing operations of approximately $9,119,911, $10,827,453 and $8,592,331, respectively. Our losses for the years ended December 31, 2002, 2001 and 2000 were attributable primarily to:

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were approximately $2,654,000, $4,063,000 and $2,414,000 in 2002, 2001
and 2000, respectively. General and administrative expenses decreased by approximately $1,409,000 in 2002 vs.2001 and increased by $1,649,000 in 2001 vs.2000, resulting primarily from:

             - decreased payroll and related expenses (approximately $866,000 in 2002 vs. increases of $1,039,000 in 2001 and $717,000 in
                 2000) The decrease in 2002 was primarily attributable to a reduction in personnel from 33 to 10 employees as a cost cutting measure. The increase in 2001 and 2000 was primarily attributable to increased employee and officer salaries and the addition of two vice presidents for drug development and quality assurance in 2001;

             - increased insurance costs (approximately $564,000 in 2002 vs. $412,000in 2001 and $299,000 in 2000) representing increased premiums for employee medical insurance and additional corporate liability insurance including directors and officers liability coverage; and

             - decreased professional fees (approximately $501,000 in 2002 vs. $1,431,000 in 2001, compared to $385,000 in 2000). The increase in 2001 is primarily attributable to certain legal proceedings the cost of which was approximately $953,000 in 2001 vs. $61,000 in 2002; and

             - decreased consulting fees (approximately $34,000 in 2002 vs. $212,000 in 2001 and $305,000 in 2000). This decrease is primarily due to lower outside computer consultant costs; and

             - decreased recruiting expenses (approximately $7,000 in 2002 vs. $135,000 in 2001 vs. $12,000 in 2000). The 2001 expense was for the hiring of new employees.

         COMPENSATION AND OTHER EXPENSE FOR OPTIONS AND WARRANTS. Compensation expense was approximately $884,000 in 2002, compared to $1,048,000 in 2001 and 1,902,000 in 2000. These amounts are the result of the calculation of the fair value of options, using the Black-Scholes Pricing Model, resulting from extending the exercise date of various non-employee options outstanding of $476,000, $691,000 and 1,902,000, respectively, and the amortization of warrant costs relating to private equity line of credit issued in 2001 using the Black-Scholes Pricing Model of $408,000 and $357,000, respectively.

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

         INTEREST EXPENSE. Interest expense for the years ended 2002, 2001 and 2000 was approximately $192,000, $117,000 and $908,000, respectively. Included in interest expense for these periods was:

                 - the beneficial conversion feature on certain convertible debentures of approximately $89,000, $0, and $387,000 for the years ended 2002, 2001 and 2000, respectively;

                 - interest expense associated with certain convertible debentures of approximately $43,000, $0 and $76,000 for the years ended 2002, 2001 and 2000, respectively;

                 - amortization of loan costs of approximately $34,000, $15,000 and $106,000 for the years ended 2002, 2001 and
                       2000, respectively;

                 - fees of approximately $265,000 in connection with the November 2000 securities purchase agreement with various investors;

                 - additional financing costs related to effective date of certain registration statements of approximately $286,000 in 1999 (of which approximately $156,000 was reversed in 2001).

         SEVERANCE EXPENSE. Severance expense for the year ended December 31, 2001 was approximately $303,000, paid under severance agreements entered into between the retiring directors and the Company.

         LOSS FROM CONTINUING OPERATIONS. Losses from continuing operations for the years ended 2002, 2001 and 2000 was approximately $9,120,000, $10,827,000 and $8,592,000, respectively. The decrease from 2002 to 2001 resulted primarily from a reduction in general and administrative expenses due to a reduction in legal fees due to the settlement of litigation during 2001 and a reduction of personnel during 2002 from 33 to 10 employees.

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

         During 2002, we used cash of approximately $8,701,000 for operating activities, as compared to approximately $8,577,000 in 2001. During 2002, we incurred expenses of:

             - approximately $2,809,000 for payroll and related costs primarily for administrative staff, scientific personnel and executive officers;

             - approximately $904,000 in consulting fees to GloboMax and its subcontractors;

             - approximately $395,000 for rent and utilities for our Yonkers facility;

             -   approximately $295,000 for laboratory supplies;

             - approximately $986,000 in expenditures on Product R research in Israel;

             - approximately $573,000 for insurance costs and approximately $501,000 for other professional fees.

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

                                                                                  PURCHASE PRICE
                                                           CONVERTIBLE /        CONVERSION PRICE /  MATURITY DATE /
DATE ISSUED       GROSS PROCEEDS   SECURITY ISSUED       EXERCISABLE INTO         EXERCISE PRICE    EXPIRATION DATE
-----------       --------------   ---------------       ----------------       ------------------  ---------------
 Feb-2001           equity line        warrants       10,000,000 shares (1)      $1.00 per share        2/9/2006
 Jul-2001          $  1,000,000      common stock     3,125,000 shares           $0.32 per share           n/a
 Jul-2001          $    490,000      common stock     1,225,000 shares           $0.40 per share           n/a
                                       warrants       367,500 shares             $0.48 per share        7/27/2006
                                                      367,500 shares             $0.56 per share
 Aug-2001          $    600,000      common stock     2,000,000 shares           $0.30 per share           n/a
 Sep-2001          $  1,000,000      common stock     6,666,667 shares           $0.15 per share           n/a
 Dec-2001          $  2,000,000      common stock     7,407,407 shares           $0.27 per share           n/a
 Dec-2001          $    410,000      common stock     1,518,519 shares           $0.27 per share           n/a
 Dec-2001          $    200,000      common stock     740,741 shares             $0.27 per share           n/a
 Feb-2002          $    500,000      common stock     3,333,333 shares           $0.15 per share           n/a
 Feb-2002          $    500,000      common stock     3,333,333 shares           $0.15 per share           n/a
 Mar-2002          $    500,000      common stock     3,333,333 shares           $0.15 per share           n/a
 Apr-2002          $  1,939,000      common stock     17,486,491 shares          $0.11089 per share        n/a
 May-2002          $    500,000      convertible
                                      debenture       Approx. 4,412,000 shares    (2)                   5/30/2004
 May-2002           consulting        warrants        1,000,000 shares           $0.18 per share        5/30/2008
                    services
 Jul-2002          $  1,000,000      convertible
                                      debenture       Approx. 9,350,000 shares    (3)                   7/3/2004
 Jul-2002          $    500,000      convertible
                                      debenture       Approx. 4,588,000 shares    (4)                   7/15/2004
 Sep-2002          $  3,010,000      common stock     21,500,000 shares (5)      $0.14 per share           n/a
                                      warrants        16,125,000 shares          $0.001 per share       9/9/2007
                                                                                  (6)
 Dec-2002 &        $  1,100,000      common stock     13,750,000 shares          $0.08 per share           n/a
  Mar-2003                              warrants       9,075,000 shares           $0.12 per share    12/2007 - 3/2008

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

         The fair value of the Class A Warrants is estimated to be $1,019,153 ($0.204 per warrant share) based in a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; risk free interest rate of 6% and an expected holding period of five years. This amount is being amortized to compensation and other expense for options and warrants over the life of the equity line of credit (30 months).

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

                  BNC BACH INTERNATIONAL. During 2001, we entered into several stock purchase agreements with BNC Bach International, Ltd., a British Virgin Islands corporation, as follows:

                       - On July 19, 2001, we entered into a stock purchase agreement with BNC Bach pursuant to which we issued and sold to BNC Bach 3,125,000 shares of our common stock at $0.32 per share for an aggregate purchase price of $1,000,000.

                       - On August 20, 2001, we entered into a stock purchase agreement with BNC Bach pursuant to which we issued and sold to BNC Bach 2,000,000 shares of our common stock at $0.30 per share for an aggregate purchase price of $600,000.

                       - On December 18, 2001, we entered into a Stock purchase agreement with BNC Bach pursuant to which we issued and sold to BNC Bach 7,407,407 shares of our common stock at a negotiated price of $0.27 per share, for a total purchase price of $2,000,000.

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

                  ROSEWORTH GROUP. During the first quarter of 2002, we entered into the following stock purchase agreements with Roseworth Group Limited, a British Virgin Islands corporation wholly-owned subsidiary of Creon Management, S.A., a British Virgin Islands corporation whose wholly-owned subsidiary, Cambois Finance, Ltd., is discussed above:

                       - On February 7, 2002, we entered into a Stock purchase agreement with Roseworth Group pursuant to which we issued and sold to Roseworth Group 3,333,333 shares of our common stock at a negotiated price of $0.15 per share, for a total purchase price of $500,000.

                       - On February 21, 2002, we entered into a Stock purchase agreement with Roseworth Group pursuant to which we issued and sold to Roseworth Group 3,333,333 shares of our common stock at a negotiated price of $0.15 per share, for a total purchase price of $500,000.

                       - On March 22, 2002, we entered into a Stock purchase agreement with Roseworth Group pursuant to which we issued and sold to Roseworth Group 3,333,333 shares of our common stock at a negotiated price of $0.15 per share, for a total purchase price of $500,000.

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

         CONVERTIBLE DEBENTURES. During the second quarter of 2002, we issued to certain investors an aggregate of $2,000,000 principal amount of our 5% convertible debentures at par in several private placements. Under the terms of each 5% convertible debenture, 20% of the original issue is convertible on the original date of issue at a price equal to the closing bid price quoted on the OTC Bulletin Board on the preceding trading day (except for the Rushing/Simoni issuance which had an initial conversion price of $0.11 per share). Thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of (i) 90% of the average closing bid price for the five trading days prior to the conversion date (the "Market Price"); or
(ii) ten cents ($0.10) which amount is subject to certain adjustments. The convertible debentures, including interest accrued thereon, are payable by Advanced Viral in shares of common stock and mature two years from the date of issuance. The shares issued upon conversion of the debentures cannot be sold or transferred for a period of one year from the applicable vesting date of the convertible portion of the debentures. We issued our 5% convertible debentures as follows:

             - On May 30, 2002, we sold to O. Frank Rushing and Justine Simoni $500,000 principal amount of our 5% convertible debenture. On June 3, 2002, the holder converted the first 20% ($100,000) of the debenture into 909,091 shares of common stock at a conversion price of $0.11 per share. In January 2003, the holder converted the second 20% ($100,000 plus interest of $3,041) into 1,030,411 shares of common stock at a conversion price of $.10 per share.

             - On July 3, 2002, we sold to James F. Dicke II, a member of our Board of Directors, $1,000,000 principal amount of our 5% convertible debenture. On July 3, 2002, Mr. Dicke converted the first 20% ($200,000) of the debenture for 1,299,545 shares of common stock at a conversion price of $0.1539 per share. In January 2003, the holder converted the second 20% ($200,000 plus interest of $5,041) of the debenture into 2,050,411 shares of common stock at a conversion price of $.10 per share.

             - On July 15, 2002, we sold to Peter Lunder $500,000 principal amount of our 5% convertible debenture. In January 2003, the holder converted 40% ($200,000 plus interest of $4,822) of the debenture into 1,587,797 shares of common stock, the first 20% of which was converted at a conversion price of $.1818 per share, and the second 20% of which was converted at a conversion price of $.10 per share.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

         Our directors and executive officers and further information concerning them are as follows:

NAME                                   AGE                      POSITION
----                                   ---                      --------
                                               President, Chief Executive Officer, Chief Scientific Officer
Shalom Z. Hirschman, MD (1)             66     Director
Eli Wilner (1,2,3)                      47     Secretary, Chairman of the Board
Alan V. Gallantar                       45     Chief Financial Officer, Treasurer
David Seligman (1,2,3)                  64     Director
Nancy J. Van Sant (3)                   53     Director
Roy S. Walzer (2,3,4)                   55     Director

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

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG TERM
                                          ANNUAL COMPENSATION                          COMPENSATION AWARDS
                                          -------------------                          -------------------
           NAME AND                                           OTHER ANNUAL    SECURITIES UNDERLYING      ALL OTHER
      PRINCIPAL POSITION       YEAR    SALARY   BONUS (1)    COMPENSATION (2)    OPTIONS/SARS (3)     COMPENSATION (4)
      ------------------       ----    ------   ---------    ----------------    ----------------     ----------------
Shalom Z. Hirschman, MD,       2002   $361,000   $25,000        $26,800                                  $ 17,865
Chairman December 2001 to May  2001   $361,000   $25,000        $30,192               ---                $ 21,270
2002, President, Chief         2000   $361,000   $     0        $30,775               ---                $  4,540
Executive Officer and Chief
Scientific Officer since
October 1996 and consultant
from May 24, 1995 until
October 1996.

Alan V. Gallantar,             2002   $223,000   $22,500        $ 6,000               ---                     ---
Chief Financial Officer since  2001   $225,000   $25,000        $ 6,000               ---                     ---
October 1999; Treasurer since  2000   $200,000   $25,000        $21,000               ---                     ---
December 2001.

William Bregman,               2002       n/a        n/a            n/a               n/a                     n/a
Secretary and director from    2001   $70,000        ---            ---               ---                $150,000 (5)
1985 until December 2001,      2000   $60,000        ---            ---               ---                $  2,500 (4)
treasurer from 1985 to 1999.

Bernard Friedland,             2002       n/a        n/a            n/a               n/a                     n/a
Chairman of Advanced Viral     2001   $70,000        ---            ---               ---                $150,000 (5)
and President of subsidiary    2000   $60,000        ---            ---               ---                $  1,800 (4)
Advance Viral Research Ltd.
from 1985 to December 2001.

----------------------
(1) With respect to Dr. Hirschman, represents portion of bonus paid to Dr. Hirschman pursuant to the terms of his employment agreement in connection with the IND number granted by the FDA. The remaining $50,000 due has been accrued as of December 31, 2002.

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

                         AGGREGATED OPTION EXERCISES IN
                   LAST FISCAL YEAR AND YEAR-END OPTION VALUES

                                                               NUMBER OF SECURITIES      VALUE OF UNEXERCISED IN-THE-
                                SHARES                        UNDERLYING UNEXERCISED           MONEY OPTIONS AT
                             ACQUIRED ON        VALUE       OPTIONS AT FISCAL YEAR-END          FISCAL YEAR-END
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

-------------------------

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

         Pursuant to the agreement, Dr. Hirschman receives an annual salary of $361,000, payable in equal biweekly installments. The agreement also entitles Dr. Hirschman to a major medical insurance policy, disability policy and dental policy insurance to Dr. Hirschman and his dependents that is reasonably acceptable to the parties, and a term life insurance policy at least in the amount of $1,000,000, with a beneficiary to be designated by Dr. Hirschman. The agreement further provides that we shall:

             - take such action as may be necessary to permit Dr. Hirschman to be entitled to participate in stock option, stock bonus or similar plans (including plans for SARs) as are established by us;

             - lease or purchase for Dr. Hirschman, at his discretion, an automobile selected and to be used by him, having a list price not in excess of $40,000, and pay for all gas, oil, repairs and maintenance, as well as the lease or purchase payments, as applicable, in connection with the automobile;

             - reimburse Dr. Hirschman for all of his proven expenses incurred in and about the course of his employment that are deductible under the current tax law, including, among other expenses, his license fees, membership dues in professional organizations, subscriptions to professional journals, necessary travel, hotel and entertainment expenses incurred in connection with overnight, out-of-town trips that contribute to the benefit of us in the reasonable determination of Dr. Hirschman, and all other expenses that may be pre-approved by our board of directors; and

             - provide not less than four weeks paid vacation annually and such paid sick or other leave as we provide to all of our employees.

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

         In connection with their resignation, we paid $150,000 in one lump sum to each of Messrs. Bregman and Friedland, and $2,500 to Mr. Silver. In addition, the Severance Agreements provide as follows:

             - That Messrs. Bregman and Friedland shall have the combined right until November 29, 2003 to appoint one additional member to the Board of Directors of Advanced Viral reasonably acceptable to Advanced Viral, so long as both Messrs. Bregman and Friedland own shares of Advanced Viral. The Bregman/Friedland designee, if appointed, shall serve on Advanced Viral's Board of Directors until his successor is duly elected and qualified, and may be removed as a member of the Board of Directors of Advanced Viral, with or without cause, by the affirmative vote of the members of

                 Advanced Viral's then Board of Directors at any time following the date which is the earlier to occur of: (i) November 29, 2003 or (ii) the complete divestiture of both Messrs. Bregman's and Friedland's ownership in Advanced Viral.

             - All agreements regarding the voting or disposition of shares of common stock of Advanced Viral held by each of Messrs. Bregman and Friedland are terminated.

             - Advanced Viral shall have a right of first refusal to purchase shares of common stock owned by Messrs. Bregman and Friedland upon the receipt by Messrs. Bregman or Friedland, as the case may be, of a bona fide offer from an unrelated third party to purchase such shares in an "on-the-market" or "off-the-market" transaction, upon the terms set forth in the Severance Agreements.

             - With respect to the election of directors and compensation packages for directors of Advanced Viral, each of Messrs. Bregman and Friedland agreed to grant Advanced Viral an irrevocable proxy to vote all the shares of its common stock they beneficially own at any annual, special or adjourned meeting of the stockholders of Advanced Viral until the earlier to occur of November 29, 2003 or, as to those shares sold, the date of the sale of such shares by Messrs. Bregman or Friedland, as the case may be, to one or more unrelated third parties in a bona fide sale after Messrs. Bregman or Friedland, as the case may be, shall have first complied with Advanced Viral's right of first refusal described in the Severance Agreements.

             - Advanced Viral agreed, to the fullest extent permitted by Delaware law and its charter documents, to indemnify each of Messrs. Bregman, Friedland and Silver for all amounts (including reasonable attorneys' fees) incurred or paid in connection with any action, proceeding, suit or investigation arising out of or relating to their performance of services for Advanced Viral.

             - Advanced Viral agreed to continue the directors' and officers' liability insurance for each of Messrs. Bregman, Friedland and Silver until November 29, 2007.

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

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
      AMONG ADVANCED VIRAL RESH CORP., THE DOW JONES US TOTAL MARKET INDEX
                   AND THE DOW JONES US PHARMACEUTICALS INDEX

              [COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN GRAPH]

* $100 invested on 12/31/97 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

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

NAME OF BENEFICIAL OWNER                                             NUMBER OF SHARES (1)       PERCENTAGE OWNERSHIP
------------------------                                             --------------------       --------------------
   Bernard Friedland(2, 3)                                                32,541,730                    6.9%
   William Bregman (2, 4)                                                 38,146,988                    8.1%
   Shalom Z. Hirschman, MD(5)                                             39,100,000                    7.6%
   Eli Wilner(7)                                                           4,533,900                     *
   Alan V. Gallantar(6)                                                    4,547,880                     *
   David Seligman(8)                                                       1,887.500                     *
   Nancy J. Van Sant(8)                                                      937,500                     *
   Roy Walzer(8)                                                           1,041,300                     *
ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (6 PERSONS)               52,048,080                    9.9%

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

         In November 2002, we retained Sacher, Zelman, Van Sant, Paul, Beiley, Hartman, Terzo & Waldman, P.A., a law firm of which Ms. Van Sant is a partner, to provide legal services in connection with certain legal proceedings. For the fiscal year ended December 2002 we were billed approximately $69,000 and have paid approximately $40,000 to date. From January through March 24, 2003, we were billed approximately $109,000 and have paid approximately $55,000 to date.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Within 90 days prior to March 27, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. Based on the foregoing, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the evaluation date.

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

                                     PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

         (a) EXHIBITS. The following Exhibits are filed with this Report:

         1.       Financial Statements (see page F-1)

         2. Exhibits: The Exhibits listed below are filed or incorporated by reference as part of this report.

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
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

4.19       Form of 7% Convertible Debenture dated August 3, 1999. (15)

4.20 Form of Warrant dated August 3, 1999 to purchase 50,000 shares of common stock at $0.2461 per share. (15)

4.21 Securities Purchase Agreement dated December 28, 1999 between ADVR and Endeavour Capital Fund S.A. (16)

4.22       Form of 7% Convertible Debenture dated December 28, 1999. (16)

4.23 Form of Warrant dated December 28, 1999 to purchase shares of common stock at $0.19916667 per share. (16)

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
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

10.4 Agreement dated August 20, 1991 between TRM Management Corp. and ADVR. (11)(a)

10.5       Lease dated December 18, 1991 between Bayview Associates, Inc. and
           ADVR. (4)

10.6 Lease Agreement, dated February 16, 1993 between Stortford Brickell Inc. and ADVR. (7)

10.7 Consulting Agreement dated February 28, 1993 between Leonard Cohen and ADVR. (8)

10.8 Medical Advisor Agreement, dated as of September 14, 1993, between Lionel Resnick, MD and ADVR. (11)(b)

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

10.30      Agreement between ADVR and Angelo Chinnici, MD dated July 1, 1999.
           (14)

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

10.34 Registration Rights Agreement dated December 28, 1999 between ADVR and Endeavour Capital Fund, S.A. (16)

10.35 Consulting Agreement dated February 7, 2000 between ADVR and Harbor View Group, Inc.(17)

10.36 Securities Purchase Agreement dated February 16, 2000 between ADVR and Harbor View Group, Inc. (17)

10.37 Letter Agreement dated November 16, 1999 between ADVR and Bratskeir & Company. (18)

10.38 Amended and Restated Employment Agreement dated May 12, 2000 between ADVR and Shalom Z. Hirschman, MD (18)

10.39 Equity Line of Credit Agreement dated as of September 18, 2000 between ADVR and Spinneret Financial Systems, Inc.(19)

10.40 Registration Rights Agreement dated as of September 18, 2000 between ADVR and Spinneret Financial Systems, Inc. (19)

10.41 Registration Rights Agreement dated as of September 18, 2000 between ADVR and May Davis Group, Inc.(19)

10.42 Placement Agent Agreement dated September 18, 2000 between ADVR and May Davis Group, Inc.(19)

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
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

10.53 Securities Purchase Agreement dated July 27, 2001 by and between ADVR and various investors. (23)

10.54 Severance Agreement dated November 29, 2001 by and between ADVR and William Bregman. (11)(p)

10.55 Severance Agreement dated November 29, 2001 by and between ADVR and Bernard Friedland. (11)(p)

10.56 Severance Agreement dated November 29, 2001 by and between ADVR and Louis Silver. (11)(p)

10.57 Promissory Note and Guaranty in favor of Alan V. Gallantar dated November 29, 2001 by ADVR. (11)(p)

10.58 Settlement Agreement dated March 20, 2002 by and among ADVR, Immune Modulation Maximum Corporation, Commonwealth Pharmaceuticals, Ltd, and Charles E. Miller. (24)

10.59 Termination Agreement dated May 30, 2002 between ADVR and Harbor View Group, Inc. (25)

10.60 Securities Purchase Agreement dated May 30, 2002 between ADVR and O. Frank Rushing and Justine Simoni, as joint tenants. (25)

10.61 Securities Purchase Agreement dated July 3, 2002 between ADVR and James F. Dicke III. (25)

10.62 Securities Purchase Agreement dated July 15, 2002 between ADVR and Peter Lunder. (25)

10.63 Securities Purchase Agreement dated September 9, 2002 between ADVR and various investors. 11(q)

10.64 Form of Warrant dated September 9, 2002 between ADVR and various investors. 11(q)

10.65 Registration Rights Agreement dated September 9, 2002 between ADVR and various investors. 11(q)

10.66 Agreement dated May 1, 2002 (effective September 2002) between Advanced Viral Research Corp. and EnviroGene LLC. (26)

10.67 Agreement dated October 8, 2002 between Advanced Viral Research Corp. and Quintiles Israel Ltd. (26)

21.1 Subsidiaries of Registrant: Advance Viral Research Ltd., a Bahamian corporation.

31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

---------------------------
*      Filed herewith.

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

Date: December 18, 2003             ADVANCED VIRAL RESEARCH CORP. (REGISTRANT)

                                    By: /s/ Eli Wilner
                                        --------------
                                         Eli Wilner
                                         President, Chief Executive Officer,
                                           Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: December 18, 2003             By:  /s/ Alan V. Gallantar
                                         -------------------------------------
                                         Alan V. Gallantar,
                                         Principal Financial and Accounting
                                         Officer

Date: December 18, 2003             By:  /s/ David Seligman
                                         -------------------------------------
                                         David Seligman, Director

Date: December 18, 2003             By:  /s/ Nancy Van Sant
                                         -------------------------------------
                                         Nancy Van Sant, Director

Date: December 18, 2003             By:  /s/ Roy Walzer
                                         -------------------------------------
                                         Roy Walzer, Director

Date:                               By:
                                         -------------------------------------
                                             Elma Hawkins, Director

                               INDEX OF EXHIBITS

Exhibit No.                                Description
-----------                                -----------
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

As discussed in Note 3 to the Company's financial statements, errors in the valuation of certain options and warrants which resulted in an overstatement of previously reported expenses for the years ended December 31, 2002, 2001 and 2000 were discovered by the Company's management. Accordingly, the financial statements for the years ended December 31, 2002, 2001 and 2000 have been restated to correctly reflect the valuations of such options and warrants.

                            RACHLIN COHEN & HOLTZ LLP

Miami, Florida
February 21, 2003
Except for Note 3, as to which the date is December 18, 2003

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001

                                                                  2002             2001
                                                               (Restated)        (Restated)
                                                               ------------     ------------
                       ASSETS
Current Assets:
   Cash and cash equivalents                                   $  1,475,755     $  1,499,809
   Prepaid insurance                                                 86,368           51,702
   Assets held for sale                                             172,601          188,999
   Other current assets                                              35,527           11,460
                                                               ------------     ------------
         Total current assets                                     1,770,251        1,751,970

Property and Equipment, Net                                       2,244,118        2,818,045

Other Assets                                                        931,660          878,776
                                                               ------------     ------------
         Total assets                                          $  4,946,029     $  5,448,791
                                                               ============     ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                            $    417,061     $  1,620,150
   Accrued liabilities                                              137,646          223,556
   Current portion of capital lease obligation                      104,719           64,197
   Current portion of note payable                                   25,165           24,246
                                                               ------------     ------------
         Total current liabilities                                  684,591        1,932,149
                                                               ------------     ------------

Long-Term Debt:
   Convertible debenture, net                                     1,610,499                -
   Capital lease obligation                                           5,834           42,370
   Note payable                                                       4,879           32,198
                                                               ------------     ------------
         Total long-term debt                                     1,621,212           74,568
                                                               ------------     ------------

Common Stock Subscribed but not Issued                              883,900                -
                                                               ------------     ------------

Commitments, Contingencies and Subsequent Events                          -                -
                                                               ------------     ------------

Stockholders' Equity:

   Common stock; 1,000,000,000 shares of $.00001 par value
      authorized, 455,523,990 and 403,296,863 shares issued
       and outstanding                                                4,555            4,033
   Additional paid-in capital                                    51,141,177       43,877,955
   Deficit accumulated during the development stage             (49,098,231)     (39,777,166)
   Discount on warrants                                            (291,175)        (662,748)
                                                               ------------     ------------
         Total stockholders' equity                               1,756,326        3,442,074
                                                               ------------     ------------
         Total liabilities and stockholders' equity            $  4,946,029     $  5,448,791
                                                               ============     ============


                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                   Inception
                                                                                                 (February 20,
                                                        Year Ended December 31,                     1984) to
                                                        -----------------------                   December 31,
                                               2002               2001             2000               2002
                                               ----               ----             ----               ----
                                            (Restated)         (Restated)       (Restated)
                                           -------------     -------------     -------------
Revenues                                   $           -     $      17,601     $       8,363     $     231,892
                                           -------------     -------------     -------------     -------------

Costs and Expenses:
   Research and development                    4,439,592         5,150,869         3,192,551        18,315,416
   General and administrative                  2,654,296         4,063,022         2,413,601        17,594,477
   Compensation and other expense for
      options and warrants                       883,762         1,048,108         1,901,927         3,558,872
   Depreciation                                  977,746           511,216           346,227         1,873,125
                                           -------------     -------------     -------------     -------------
                                               8,955,396        10,773,215         7,854,306        41,341,890
                                           -------------     -------------     -------------     -------------

Loss from Operations                          (8,955,396)      (10,755,614)       (7,845,943)      (41,109,998)
                                           -------------     -------------     -------------     -------------

Other Income (Expense):
   Interest income                                27,659           113,812           161,832           901,435
   Other income                                        -                 -                 -           120,093
   Interest expense                             (192,174)          116,849          (908,220)       (7,130,068)
   Severance expense - former directors                -          (302,500)                -          (302,500)
                                           -------------     -------------     -------------     -------------
                                                (164,515)          (71,839)         (746,388)       (6,411,040)
                                           -------------     -------------     -------------     -------------

Loss from Continuing Operations               (9,119,911)      (10,827,453)       (8,592,331)      (47,521,038)
Loss from Discontinued Operations               (201,154)         (259,114)         (223,861)       (1,577,193)
                                           -------------     -------------     -------------     -------------

Net Loss                                   $  (9,321,065)    $ (11,086,567)    $  (8,816,192)    $ (49,098,231)
                                           =============     =============     =============     =============

Net Loss Per Common Share
   Basic and Diluted:
      Continuing operations                $       (0.02)    $       (0.03)    $       (0.02)
      Discontinued operations                      (0.00)            (0.00)            (0.00)
                                           -------------     -------------     -------------
      Net loss                             $       (0.02)    $       (0.03)    $       (0.02)
                                           =============     =============     =============

Weighted Average Number of
   Common Shares Outstanding                 439,009,322       389,435,324       362,549,690
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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2002

                                                                            Common Stock                           Deficit
                                                                            ------------                         Accumulated
                                                                    Amount                           Additional   during the
                                                                      Per                             Paid-In     Development
                                                                    Share      Shares      Amount     Capital       Stage
                                                                    -----      ------     ------      -------    ------------
Balance, inception (February 20, 1984) as previously reported                         -  $  1,000    $        -   $  (1,000)

Adjustment for pooling of interests                                                   -    (1,000)        1,000           -
                                                                            -----------  --------    ----------   ---------
Balance, inception, as restated                                                       -         -         1,000      (1,000)

Net loss, period ended December 31, 1984                                              -         -             -     (17,809)
                                                                            -----------  --------    ----------   ---------

Balance, December 31, 1984                                                            -         -         1,000     (18,809)

Issuance of common stock for cash                                    $0.00  113,846,154     1,138           170           -
Net loss, year ended December 31, 1985                                                -         -             -     (25,459)
                                                                            -----------  --------    ----------   ---------

Balance, December 31, 1985                                                  113,846,154     1,138         1,170     (44,268)

Issuance of common stock - public offering                            0.01   40,000,000       400       399,600           -
Issuance of underwriter's warrants                                                    -         -           100           -
Expenses of public offering                                                           -         -      (117,923)          -
Issuance of common stock, exercise of "A" warrants                    0.03      819,860         9        24,587           -
Net loss, year ended December 31, 1986                                                -         -             -    (159,674)
                                                                            -----------  --------    ----------   ---------

Balance, December 31, 1986                                                  154,666,014     1,547       307,534    (203,942)
                                                                            -----------  --------    ----------   ---------

                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2002

                                                                    Common Stock                                     Deficit
                                                                    ------------                                   Accumulated
                                                           Amount                                   Additional      during the
                                                            Per                                      Paid-In        Development
                                                           Share       Shares          Amount        Capital          Stage
                                                           -----       ------          ------       ----------     ------------
Balance, December 31, 1986                                           154,666,014    $     1,547     $  307,534      $ (203,942)

Issuance of common stock, exercise of "A" warrants       $   0.03     38,622,618            386      1,158,321               -
Expenses of stock issuance                                                     -              -        (11,357)              -
Acquisition of subsidiary for cash                                             -              -        (46,000)              -
Cancellation of debt due to stockholders                                       -              -         86,565               -
Net loss, year ended December 31, 1987                                         -              -              -        (258,663)
                                                                     -----------    -----------     ----------      ----------

Balance, December 31, 1987                                           193,288,632          1,933      1,495,063        (462,605)

Net loss, year ended December 31, 1988                                         -              -              -        (199,690)
                                                                     -----------    -----------     ----------      ----------

Balance, December 31, 1988                                           193,288,632          1,933      1,495,063        (662,295)

Net loss, year ended December 31, 1989                                         -              -              -        (270,753)
                                                                     -----------    -----------     ----------      ----------

Balance, December 31, 1989                                           193,288,632          1,933      1,495,063        (933,048)

Issuance of common stock, expiration of redemption
   offer on "B" warrants                                     0.05      6,729,850             67        336,475               -
Issuance of common stock, exercise of "B" warrants           0.05        268,500              3         13,422               -
Issuance of common stock, exercise of "C" warrants           0.08         12,900              -          1,032               -
Net loss, year ended December 31, 1990                                         -              -              -        (267,867)
                                                                     -----------    -----------     ----------      ----------

Balance, December 31, 1990                                           200,299,882          2,003      1,845,992      (1,200,915)
                                                                     -----------    -----------     ----------      ----------

                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2002

                                                                     Common Stock                                 Deficit
                                                                     ------------                               Accumulated
                                                             Amount                               Additional     during the
                                                              Per                                   Paid-In     Development
                                                             Share       Shares        Amount      Capital        Stage
                                                             -----       ------        ------      -------     -----------
Balance, December 31, 1990                                            200,299,882    $    2,003  $ 1,845,992  $ (1,200,915)

Issuance of common stock, exercise of "B" warrants          $  0.05        11,400             -          420             -
Issuance of common stock, exercise of "C" warrants             0.08         2,500             -          200             -
Issuance of common stock, exercise of underwriter warrants     0.12     3,760,000            38       45,083             -
Net loss, year ended December 31, 1991                                          -             -            -      (249,871)
                                                                      -----------    ----------  -----------  ------------

Balance, December 31, 1991                                            204,073,782         2,041    1,891,695    (1,450,786)

Issuance of common stock, for testing                          0.04    10,000,000           100      404,900             -
Issuance of common stock, for consulting services              0.06       500,000             5       27,495             -
Issuance of common stock, exercise of "B" warrants             0.05     7,458,989            75      372,875             -
Issuance of common stock, exercise of "C" warrants             0.08     5,244,220            52      419,487             -
Expenses of stock issuance                                                                            (7,792)
Net loss, year ended December 31, 1992                                          -             -            -      (839,981)
                                                                      -----------    ----------  -----------  ------------

Balance, December 31, 1992                                            227,276,991         2,273    3,108,660    (2,290,767)

Issuance of common stock, for consulting services              0.06       500,000             5       27,495             -
Issuance of common stock, for consulting services              0.03     3,500,000            35      104,965             -
Issuance of common stock, for testing                          0.04     5,000,000            50      174,950             -
Net loss, year ended December 31, 1993                                          -             -            -      (563,309)
                                                                      -----------    ----------  -----------  ------------

Balance, December 31, 1993                                            236,276,991         2,363    3,416,070    (2,854,076)
                                                                      -----------    ----------  -----------  ------------

                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2002

                                                               Common Stock
                                                               ------------
                                                      Amount                               Additional
                                                       Per                                  Paid-In    Subscription
                                                      Share       Shares        Amount      Capital     Receivable
                                                      -----       ------        ------    -----------  -----------
Balance, December 31, 1993                                      236,276,991    $ 2,363    $ 3,416,070  $      --

Issuance of common stock, for consulting services    $  0.05      4,750,000         47        237,453         --
Issuance of common stock, exercise of options           0.08        400,000          4         31,996         --
Issuance of common stock, exercise of options           0.10        190,000          2         18,998         --
Net loss, year ended December 31, 1994                                   --         --             --         --
                                                                -----------    -------    -----------  ---------

Balance, December 31, 1994                                      241,616,991      2,416      3,704,517         --

Issuance of common stock, exercise of options           0.05      3,333,333         33        166,633         --
Issuance of common stock, exercise of options           0.08      2,092,850         21        167,407         --
Issuance of common stock, exercise of options           0.10      2,688,600         27        268,833         --
Issuance of common stock, for consulting services       0.11      1,150,000         12        126,488         --
Issuance of common stock, for consulting services       0.14        300,000          3         41,997         --
Net loss, year ended December 31, 1995                                   --         --             --         --
                                                                -----------    -------    -----------  ---------

Balance, December 31, 1995                                      251,181,774      2,512      4,475,875         --
                                                                -----------    -------    -----------  ---------

                                                           Deficit
                                                         Accumulated
                                                           during the   Deferred
                                                          Development  Compensation
                                                            Stage         Cost
                                                        -------------  ------------
Balance, December 31, 1993                              $ (2,854,076)    $  --

Issuance of common stock, for consulting services                 --        --
Issuance of common stock, exercise of options                     --        --
Issuance of common stock, exercise of options                     --        --
Net loss, year ended December 31, 1994                      (440,837)       --
                                                        ------------     -----

Balance, December 31, 1994                                (3,294,913)       --

Issuance of common stock, exercise of options                     --        --
Issuance of common stock, exercise of options                     --        --
Issuance of common stock, exercise of options                     --        --
Issuance of common stock, for consulting services                 --        --
Issuance of common stock, for consulting services                 --        --
Net loss, year ended December 31, 1995                      (401,884)       --
                                                        ------------     -----

Balance, December 31, 1995                                (3,696,797)       --
                                                        ------------     -----

                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.

                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2002

                                                        Common Stock                                      Deficit
                                                        ------------                                     Accumulated
                                                 Amount                       Additional                  during the     Deferred
                                                  Per                          Paid-In     Subscription   Development  Compensation
                                                 Share     Shares    Amount    Capital      Receivable      Stage          Cost
                                                 -----     ------    ------  -----------   ------------  ------------  ------------
Balance, December 31, 1995                              251,181,774  $2,512  $ 4,475,875     $      -    $(3,696,797)  $        -

Issuance of common stock, exercise of options    $0.05    3,333,334      33      166,634            -              -            -
Issuance of common stock, exercise of options     0.08    1,158,850      12       92,696            -              -            -
Issuance of common stock, exercise of options     0.10    7,163,600      72      716,288            -              -            -
Issuance of common stock, exercise of options     0.11      170,000       2       18,698            -              -            -
Issuance of common stock, exercise of options     0.12    1,300,000      13      155,987            -              -            -
Issuance of common stock, exercise of options     0.18    1,400,000      14      251,986            -              -            -
Issuance of common stock, exercise of options     0.19      500,000       5       94,995            -              -            -
Issuance of common stock, exercise of options     0.20      473,500       5       94,695            -              -            -
Issuance of common stock, for services rendered   0.50      350,000       3      174,997            -              -            -
Options granted                                                   -       -      760,500            -              -     (473,159)
Subscription receivable                                           -       -            -      (19,000)             -            -
Net loss, year ended December 31, 1996                            -       -            -            -     (1,154,740)           -
                                                        -----------  ------  -----------     --------    -----------   ----------

Balance, December 31, 1996                              267,031,058   2,671    7,003,351      (19,000)    (4,851,537)    (473,159)
                                                        -----------  ------  -----------     --------    -----------   ----------

                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2002

                                                           Common Stock
                                                           ------------
                                                   Amount                        Additional
                                                    Per                            Paid-In    Subscription
                                                   Share     Shares      Amount    Capital     Receivable
                                                   -----     ------      ------  -----------  ------------
Balance, December 31, 1996                                 267,031,058   $2,671  $ 7,003,351    $(19,000)

Issuance of common stock, exercise of options     $  0.08    3,333,333       33      247,633           -
Issuance of common stock, conversion of debt         0.20    1,648,352       16      329,984           -
Issuance of common stock, conversion of debt         0.15      894,526        9      133,991           -
Issuance of common stock, conversion of debt         0.12    2,323,580       23      269,977           -
Issuance of common stock, conversion of debt         0.15    1,809,524       18      265,982           -
Issuance of common stock, conversion of debt         0.16      772,201        8      119,992           -
Issuance of common stock, for services rendered      0.41       50,000        -       20,500           -
Issuance of common stock, for services rendered      0.24      100,000        1       23,999           -
Beneficial conversion feature, February debenture                    -        -      413,793           -
Beneficial conversion feature, October debenture                     -        -    1,350,000           -
Warrant costs, February debenture                                    -        -       37,242           -
Warrant costs, October debenture                                     -        -      291,555           -
Amortization of deferred compensation cost                           -        -            -           -
Imputed interest on convertible debenture                            -        -        4,768           -
Net loss, year ended December 31, 1997                               -        -            -           -
                                                           -----------   ------  -----------    --------

Balance, December 31, 1997                                 277,962,574    2,779   10,512,767     (19,000)
                                                           -----------   ------  -----------    --------

                                                     Deficit
                                                   Accumulated
                                                    during the     Deferred
                                                    Development  Compensation
                                                      Stage          Cost
                                                   ------------  ------------
Balance, December 31, 1996                         $(4,851,537)   $(473,159)

Issuance of common stock, exercise of options                -            -
Issuance of common stock, conversion of debt                 -            -
Issuance of common stock, conversion of debt                 -            -
Issuance of common stock, conversion of debt                 -            -
Issuance of common stock, conversion of debt                 -            -
Issuance of common stock, conversion of debt                 -            -
Issuance of common stock, for services rendered              -            -
Issuance of common stock, for services rendered              -            -
Beneficial conversion feature, February debenture            -            -
Beneficial conversion feature, October debenture             -            -
Warrant costs, February debenture                            -            -
Warrant costs, October debenture                             -            -
Amortization of deferred compensation cost                   -      399,322
Imputed interest on convertible debenture                    -            -
Net loss, year ended December 31, 1997              (4,141,729)           -
                                                   -----------    ---------

Balance, December 31, 1997                          (8,993,266)     (73,837)
                                                   -----------    ---------

                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2002

                                                          Common Stock
                                                          ------------
                                                   Amount                         Additional
                                                    Per                            Paid-In    Subscription
                                                   Share      Shares     Amount    Capital     Receivable
                                                   -----      ------    -------   ----------  ------------
Balance, December 31, 1997                                 277,962,574  $ 2,779  $10,512,767   $(19,000)

Issuance of common stock, exercise of options      $ 0.12      295,000        3       35,397          -
Issuance of common stock, exercise of options        0.14      500,000        5       69,995          -
Issuance of common stock, exercise of options        0.16      450,000        5       71,995          -
Issuance of common stock, exercise of options        0.20       10,000        -        2,000          -
Issuance of common stock, exercise of options        0.26      300,000        3       77,997          -
Issuance of common stock, conversion of debt         0.13    1,017,011       10      132,990          -
Issuance of common stock, conversion of debt         0.14    2,512,887       25      341,225          -
Issuance of common stock, conversion of debt         0.15    5,114,218       51      749,949          -
Issuance of common stock, conversion of debt         0.18    1,491,485       15      274,985          -
Issuance of common stock, conversion of debt         0.19    3,299,979       33      619,967          -
Issuance of common stock, conversion of debt         0.22    1,498,884       15      335,735          -
Issuance of common stock, conversion of debt         0.23    1,870,869       19      424,981          -
Issuance of common stock, for services rendered      0.21      100,000        1       20,999          -
Beneficial conversion feature, November debenture                    -        -      625,000          -
Warrant costs, November debenture                                    -        -       48,094          -
Amortization of deferred compensation cost                           -        -            -          -
Write off of subscription receivable                                 -        -      (19,000)    19,000
Net loss, year ended December 31, 1998                               -        -            -          -
                                                           -----------  -------  -----------   --------

Balance, December 31, 1998                                 296,422,907    2,964   14,325,076          -
                                                           -----------  -------  -----------   --------

                                                      Deficit
                                                    Accumulated
                                                     during the    Deferred
                                                    Development  Compensation
                                                       Stage         Cost
                                                   ------------  ------------
Balance, December 31, 1997                         $ (8,993,266)   $(73,837)

Issuance of common stock, exercise of options                 -           -
Issuance of common stock, exercise of options                 -           -
Issuance of common stock, exercise of options                 -           -
Issuance of common stock, exercise of options                 -           -
Issuance of common stock, exercise of options                 -           -
Issuance of common stock, conversion of debt                  -           -
Issuance of common stock, conversion of debt                  -           -
Issuance of common stock, conversion of debt                  -           -
Issuance of common stock, conversion of debt                  -           -
Issuance of common stock, conversion of debt                  -           -
Issuance of common stock, conversion of debt                  -           -
Issuance of common stock, conversion of debt                  -           -
Issuance of common stock, for services rendered               -           -
Beneficial conversion feature, November debenture             -           -
Warrant costs, November debenture                             -           -
Amortization of deferred compensation cost                    -      59,068
Write off of subscription receivable                          -           -
Net loss, year ended December 31, 1998               (4,557,710)          -
                                                   ------------    --------

Balance, December 31, 1998                          (13,550,976)    (14,769)
                                                   ------------    --------

                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2002


                                                                     Common Stock                         Deficit
                                                                     ------------                       Accumulated
                                                              Amount                        Additional   during the
                                                               Per                           Paid-In     Development
                                                              Share      Shares    Amount    Capital       Stage
                                                              -----      ------    ------    -------       -----
Balance, December 31, 1998                                            296,422,907  $2,964 $ 14,325,076  $(13,550,976)

Issuance of common stock, securities purchase agreement       $ 0.16    4,917,276      49      802,451             -
Issuance of common stock, securities purchase agreement         0.27    1,851,852      18      499,982             -
Issuance of common stock, for services rendered                 0.22      100,000       1       21,999             -
Issuance of common stock, for services rendered                 0.25      180,000       2       44,998             -
Beneficial conversion feature, August debenture                                 -       -      950,036             -
Beneficial conversion feature, December debenture                               -       -      361,410             -
Amortization of warrant costs, convertible debentures                           -       -          300             -
Warrant costs, related to convertible debentures                                                                   -
Warrant costs, August debenture                                                 -       -       49,964             -
Warrant costs, December debenture                                               -       -        4,267             -
Amortization of warrant costs, securities purchase agreement                            -            -             -
Amortization of deferred compensation cost                                      -       -      (14,769)            -
Credit arising from modification of option terms                                -       -      210,144             -
Net loss, year ended December 31, 1999                                          -       -            -    (6,323,431)
                                                                      -----------  ------ ------------  ------------

Balance, December 31, 1999 (Restated)                                 303,472,035   3,034   17,255,858   (19,874,407)
                                                                      -----------  ------ ------------  ------------

                                                                Deferred     Discount
                                                              Compensation      on
                                                                  Cost       Warrants
                                                                  ----       --------
Balance, December 31, 1998                                      $(14,769)    $     -

Issuance of common stock, securities purchase agreement                -           -
Issuance of common stock, securities purchase agreement                -           -
Issuance of common stock, for services rendered                        -           -
Issuance of common stock, for services rendered                        -           -
Beneficial conversion feature, August debenture                        -           -
Beneficial conversion feature, December debenture                      -           -
Amortization of warrant costs, convertible debentures                  -        (300)
Warrant costs, related to convertible debentures                       -       2,455
Warrant costs, August debenture                                        -           -
Warrant costs, December debenture                                      -           -
Amortization of warrant costs, securities purchase agreement           -           -
Amortization of deferred compensation cost                        14,769           -
Credit arising from modification of option terms                       -           -
Net loss, year ended December 31, 1999                                 -           -
                                                                --------     -------

Balance, December 31, 1999 (Restated)                                  -       2,155
                                                                --------     -------

                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2002

                                                                     Common Stock                             Deficit
                                                                     ------------                           Accumulated
                                                             Amount                           Additional     during the  Discount
                                                              Per                               Paid-In     Development     on
                                                             Share      Shares      Amount      Capital        Stage     Warrants
                                                             -----      ------      ------      -------        -----     --------
Balance, December 31, 1999 (Restated)                                303,472,035    $3,034    $17,255,858  $(19,874,407) $ 2,155

Issuance of common stock, exercise of options               $0.1400      600,000         6         83,994            --       --
Issuance of common stock, exercise of options                0.1500    1,600,000        16        239,984            --       --
Issuance of common stock, exercise of options                0.1600      650,000         7        103,994            --       --
Issuance of common stock, exercise of options                0.1700      100,000         1         16,999            --       --
Issuance of common stock, exercise of options                0.2100      792,500         8        166,417            --       --
Issuance of common stock, exercise of options                0.2500    1,000,000        10        246,090            --       --
Issuance of common stock, exercise of options                0.2700      281,000         3         75,867            --       --
Issuance of common stock, exercise of options                0.3600      135,000         1         48,599            --       --
Issuance of common stock, exercise of warrants               0.2040      220,589         2         44,998            --       --
Issuance of common stock, exercise of warrants               0.2448      220,589         2         53,998            --       --
Issuance of common stock, exercise of warrants               0.2750       90,909         1         24,999            --       --
Issuance of common stock, exercise of warrants               0.3300       90,909         1         29,999            --       --
Issuance of common stock, conversion of debt                 0.1400   35,072,571       351      4,907,146            --       --
Issuance of common stock, conversion of debt                 0.1900    1,431,785        14        275,535            --       --
Issuance of common stock, conversion of debt                 0.2000    1,887,500        19        377,481            --       --
Issuance of common stock, conversion of debt                 0.3600       43,960        --         15,667            --       --
Issuance of common stock, cashless exercise of warrants                  563,597         6        326,153            --       --
Issuance of common stock, services rendered                  0.4650      100,000         1         46,499            --       --
Private placement of common stock                            0.2200   13,636,357       136      2,999,864            --       --
Private placement of common stock                            0.3024    4,960,317        50      1,499,950            --       --
Private placement of common stock                            0.4000   13,265,000       133      5,305,867            --       --
Cashless exercise of warrants                                                 --        --       (326,159)           --       --
Beneficial conversion feature, January Debenture                              --        --        395,236            --       --
Warrant costs, consulting agreement                                           --        --        200,249            --       --
Warrant costs, January Debenture                                              --        --         13,418            --       --
Warrant costs, related to convertible debentures                              --        --                                (2,454)
Recovery of subscription receivable previously written off                    --        --         19,000            --       --
Credit arising from modification of option terms                              --        --      1,901,927            --       --
Net loss, year ended December 31, 2000                                        --        --             --    (8,816,192)      --
                                                                     -----------    ------    -----------  ------------  -------

Balance, December 31, 2000 (Restated)                                380,214,618     3,802     36,349,629   (28,690,599)    (299)
                                                                     -----------    ------    -----------  ------------  -------


                 See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2002

                                                                     Common Stock                       Deficit
                                                                     ------------                     Accumulated
                                                          Amount                        Additional    during the       Discount
                                                           Per                            Paid-In     Development         on
                                                          Share       Shares    Amount    Capital        Stage         Warrants
                                                          -----       ------    ------    -------        -----         --------
Balance, December 31, 2000 (Restated)                              380,214,618   3,802   36,349,629    (28,690,599)         (299)

Issuance of common stock, exercise of options            $ 0.2700       40,000       1       10,799             --            --
Issuance of common stock, exercise of options              0.3600       20,000       1        7,199             --            --
Issuance of common stock, cashless exercise of warrants                 76,411       1       77,491             --            --
Issuance of common stock, for services rendered            0.3500      100,000       1       34,999             --            --
Sale of common stock, for cash                             0.1500    6,666,667      66      999,933             --            --
Sale of common stock, for cash                             0.3000    2,000,000      20      599,980             --            --
Sale of common stock, for cash                             0.3200    3,125,000      31      999,969             --            --
Sale of common stock, for cash                             0.4000    1,387,500      14      554,986             --            --
Sale of common stock, for cash                             0.2700    9,666,667      96    2,609,904             --            --
Warrant costs, private equity line of credit                                              1,019,153                   (1,019,043)
Amortization of warrant costs, equity line of credit                                                                     356,594
Cashless exercise of warrants                                               --      --      (77,491)            --            --
Credit arising from modification of option terms                            --      --      691,404             --            --
Net loss, year ended December 31, 2001                                      --      --           --    (11,086,567)           --
                                                                   -----------  ------  -----------  -------------   -----------

Balance, December 31, 2001 (Restated)                              403,296,863  $4,033  $43,877,955  $ (39,777,166)  $  (662,748)
                                                                   ===========  ======  ===========  =============   ===========

                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2002

                                                                      Common Stock                         Deficit
                                                                      ------------                       Accumulated
                                                             Amount                        Additional     during the      Discount
                                                              Per                            Paid-In     Development        on
                                                             Share      Shares    Amount      Capital        Stage        Warrants
                                                             -----      ------    ------      -------       -----        --------
Balance, December 31, 2001 (Restated)                                403,296,863   4,033    43,877,955   (39,777,166)    (662,748)

Sale of common stock, for cash                             $  0.1109  17,486,491     175     1,938,813            --           --
Sale of common stock, for cash                                0.1400  22,532,001     225     2,840,575            --           --
Sale of common stock, for cash                                0.1500   9,999,999     100     1,499,900            --           --
Issuance of common stock, conversion of debt                  0.1100     909,091       9        99,991            --           --
Issuance of common stock, conversion of debt                  0.1539   1,299,545      13       199,987            --           --
Warrant costs, termination agreement                                          --      --       190,757            --           --
Warrant costs, issued with sale of common stock, for cash                     --      --        36,086            --           --
Expenses of stock issuance                                                    --      --       (50,160)           --      (36,087)
Warrants granted for consulting services                                      --      --       107,382            --           --
Credit arising from modification of option terms                              --      --       177,963            --           --
Amortization of warrant costs, equity line of credit                          --      --            --            --      407,660
Beneficial conversion feature, May debenture                                  --      --        55,413            --           --
Beneficial conversion feature, July debentures                                --      --       166,515            --           --
Net loss, year ended December 31, 2002                                        --      --            --    (9,321,065)          --
                                                                     -----------  ------  ------------  ------------    ---------

Balance, December 31, 2002 (Restated)                                455,523,990  $4,555  $ 51,141,177  $(49,098,231)   $(291,175)
                                                                     ===========  ======  ============  ============    =========

                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                              Inception
                                                                                                            (February 20,
                                                                            Year Ended December 31,          1984) to
                                                                           -----------------------           December 31,
                                                                    2002           2001          2000           2002
                                                                    ----           ----          ----       -------------
                                                                 (Restated)     (Restated)    (Restated)
                                                                ------------   ------------  ------------
Cash Flows from Operating Activities:
   Net loss                                                     $ (9,321,065)  $(11,086,567) $ (8,816,192)  $(49,098,231)
                                                                ------------   ------------  ------------   ------------
   Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation                                                997,874        532,264       362,392      2,438,663
         Amortization of debt issuance costs                          34,078         15,344       106,030        828,637
         Amortization of deferred interest cost on beneficial              -              -             -              -
            conversion feature of convertible debenture               89,001              -       395,236      4,182,795
         Amortization of discount on warrants                        407,660        356,704        64,335      1,164,392
         Amortization of discount on warrants - consulting
            services                                                       -              -       230,249        230,249
         Amortization of deferred compensation cost                        -              -             -        760,500
         Issuance of common stock for debenture interest              43,425              -        76,212        119,637
         Issuance of common stock for services                             -         35,000        46,500      1,586,000
         Compensation expense for options and warrants               476,102        691,404     1,901,927      3,264,808
         Changes in operating assets and liabilities:                      -              -             -              -
            Increase in other current assets                         (52,155)       (28,358)       (5,063)      (145,311)
            Decrease in inventory                                          -         19,729             -              -
            Increase in other assets                                 (86,962)       (53,232)     (278,037)    (1,635,189)
            Increase (decrease) in accounts
               payable and  accrued liabilities                   (1,288,999)       940,745       174,089        560,907
                                                                ------------   ------------  ------------   ------------
                  Total adjustments                                  620,024      2,509,600     3,073,870     13,356,088
                                                                ------------   ------------  ------------   ------------
                  Net cash used by operating activities           (8,701,041)    (8,576,967)   (5,742,322)   (35,742,143)
                                                                ------------   ------------  ------------   ------------

Cash Flows from Investing Activities:
   Purchase of investments                                                 -              -             -     (6,292,979)
   Proceeds from sale of investments                                       -              -             -      6,292,979
   Acquisition of property and equipment                            (267,715)    (1,588,648)     (917,471)    (4,323,384)
                                                                ------------   ------------  ------------   ------------
                  Net cash used by investing activities             (267,715)    (1,588,648)     (917,471)    (4,323,384)
                                                                ------------   ------------  ------------   ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of convertible debt                      2,000,000              -     1,000,000     11,500,000
   Proceeds from sale of securities, net of issuance costs         6,229,628      5,783,000    10,835,970     29,529,686
   Proceeds from common stock subscribed but not issued              883,900              -             -        883,900
   Payments under capital lease                                     (142,426)       (58,690)      (50,324)      (310,028)
   Payments on note payable                                          (26,400)       (21,519)      (19,096)       (81,276)
   Recovery of subscription receivable written off                         -              -        19,000         19,000
                                                                ------------    -----------  ------------   ------------
                  Net cash provided by financing activities        8,944,702      5,702,791    11,785,550     41,541,282
                                                                ------------    -----------  ------------   ------------

Net Increase (Decrease) in Cash and Cash Equivalents                 (24,054)    (4,462,824)    5,125,757      1,475,755

Cash and Cash Equivalents, Beginning                               1,499,809      5,962,633       836,876              -
                                                                ------------    -----------  ------------   ------------

Cash and Cash Equivalents, Ending                               $  1,475,755    $ 1,499,809  $  5,962,633   $  1,475,755
                                                                ============    ===========  ============   ============

Supplemental Disclosure of Non-Cash Financing Activities:
   Cash paid during the year for interest                       $     25,669    $    20,556  $     36,681
                                                                ============    ===========  ============

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

          RESEARCH AND DEVELOPMENT

          Research and development costs are expensed as incurred by the Company. Internal research and development services that the Company contracts out are expensed as incurred by the Company. The Company does not conduct research and development for third parties. Research and development costs may include consultants, Israel studies, U.S. studies at universities, laboratory gases, gloves and apparel, and travel.

                           ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         RESEARCH AND DEVELOPMENT (Continued)

         An allocation of rent, utilities, payroll, payroll taxes (except CEO salary, payroll taxes) and telephone were allocated to research and development at 80% of actual costs with 20% of actual costs allocated to general and administrative through December 31, 2002. Approximately 50% of the salary and payroll taxes through December 31, 2002 for Dr. Hirschman, the Company's Chief Executive Officer and Chief Scientific Officer, were allocated to research and development expense.

         In November 2002, the Company reduced its staff from 43 employees to 10 and limited its research and development efforts to the studies being performed in Israel. As a result, beginning in January 2003 and going forward, the Company discontinued allocating the above expenses to research and development expense with the exception of 30% of the salary and payroll taxes of Dr. Hirschman, which were allocated to research and development.

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

                           ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  STOCK-BASED COMPENSATION (Continued)

----------------------------------------------------------------------------------------------------------------------------------
                                                                           YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------------------
                                              2002           2002          2001             2001         2000            2000
                                            REPORTED       RESTATED      REPORTED         RESTATED     REPORTED        RESTATED
----------------------------------------------------------------------------------------------------------------------------------
Net loss                                  $(10,342,335)  $ (9,321,065)  $(11,715,568)  $(11,086,567)  $ (9,354,664)  $ (8,816,192)
---------------------------------------------------------------------------------------------------------------------------------
Deduct: total stock-based
   compensation expense
   determined under fair
   value based method for all
   awards, net of related tax effects       (2,016,132)      (724,048)    (2,374,643)      (154,034)    (1,799,827)    (5,453,816)
---------------------------------------------------------------------------------------------------------------------------------
Pro forma net loss                        $(12,358,467)  $(10,045,113)  $(14,090,211)  $(11,240,601)  $(11,154,491)  $(14,270,008)
---------------------------------------------------------------------------------------------------------------------------------
Loss per share - basic and diluted
----------------------------------------------------------------------------------------------------------------------------------
   As reported                            $      (0.02)  $      (0.02)  $      (0.03)  $      (0.03)  $      (0.03)  $      (0.02)
---------------------------------------------------------------------------------------------------------------------------------
   Pro forma                              $      (0.03)  $      (0.02)  $      (0.04)  $      (0.03)  $      (0.03)  $      (0.04)
---------------------------------------------------------------------------------------------------------------------------------

         There are no other options outstanding that would require pro forma presentation.

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

NOTE 2.  GOING CONCERN

         As indicated in the accompanying financial statements, the Company has suffered accumulated net losses of $49,098,231 since inception and is dependent upon registration of Product R for sale before it can begin commercial operations. The Company's cash position may be inadequate to pay all the costs associated with operations and the full range of testing and clinical trials required by the FDA. Unless and until Product R is approved for sale in the United States or another industrially developed country, the Company will be dependent upon the continued sale

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 2.  GOING CONCERN (Continued)

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

NOTE 3.  RESTATEMENT OF FINANCIAL STATEMENTS

         The accompanying financial statements for the years ended December 31, 2002, 2001 and 2000 have been restated to reflect changes in accounting for warrants issued in connection with equity transactions as well as options issued to the Board of Directors and employees (on a pro-forma basis only) and its Advisory Board. The restatement resulted in income which reduced the previously reported net loss for 2002, 2001 and 2000 by approximately $1,021,000 and $629,000, and $538,000, respectively.

         Basic and diluted net loss per common share on operations remained the same for the years ended December 31, 2002 and 2001. For the year ended December 31, 2000, the net loss per share from operations was reduced by $0.01 to ($0.02) from ($0.03). The Company's deficit accumulated during the development stage was reduced by $2,039,574, $1,018,304, and $389,303 at December 31, 2002, 2001 and 2000, respectively. The restatement did not impact the Company's net cash in investing and financing activities and net cash used in operating activities remained unchanged However, certain components within operating activities consisting of amortization of deferred interest cost, discount on warrants and compensation expense for options and warrants, were restated.

                                                      AS OF DECEMBER 31, 2002                      AS OF DECEMBER 31, 2001
                                              -----------------------------------------    ----------------------------------------
                                              AS REPORTED    ADJUSTMENTS      RESTATED     AS REPORTED    ADJUSTMENTS    RESTATED
                                              -----------    -----------    -----------    -----------    -----------    --------
ASSETS
Current Assets                                  1,770,251              -      1,770,251      1,751,970              -     1,751,970
Property and Equipment, Net                     2,244,118              -      2,244,118      2,818,045              -     2,818,045
Other Assets                                      931,660              -        931,660        878,776              -       878,776
                                              -----------    -----------    -----------    -----------    -----------   -----------
         Total assets                           4,946,029              -      4,946,029      5,448,791              -     5,448,791
                                              ===========    -----------    ===========    ===========    -----------   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities                               684,591              -        684,591      1,932,149              -     1,932,149
Long-Term Debt:
   Convertible debenture, net                   1,658,231        (47,732)     1,610,499              -              -             -
   Capital lease obligation                         5,834              -          5,834         42,370              -        42,370
   Note payable                                     4,879              -          4,879         32,198              -        32,198
                                              -----------    -----------    -----------    -----------    -----------   -----------
        Total long-term debt                    1,668,944        (47,732)     1,621,212         74,568              -        74,568
                                              -----------    -----------    -----------    -----------    -----------   -----------
Common Stock Subscribed but not Issued            883,900              -        883,900              -              -             -
                                              -----------    -----------    -----------    -----------    -----------   -----------
Stockholders' Equity:
   Common stock                                     4,555              -          4,555          4,033              -         4,033
   Additional paid-in capital                  57,530,605     (6,389,428)    51,141,177     47,666,141     (3,788,186)   43,877,955
   Deficit accumulated during the
    development stage                         (51,137,805)     2,039,574    (49,098,231)   (40,795,470)     1,018,304   (39,777,166)
   Discount on warrants                        (4,688,761)     4,397,586       (291,175)    (3,432,630)     2,769,882      (662,748)
                                              -----------    -----------    -----------    -----------    -----------   -----------
         Total stockholders' equity             1,708,594         47,732      1,756,326      3,442,074              -     3,442,074
                                              -----------    -----------    -----------    -----------    -----------   -----------
         Total liabilities and stockholders'
          Equity                                4,946,029              -      4,946,029      5,448,791              -     5,448,791
                                              ===========    -----------    ===========    ===========    -----------   ===========

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3.  RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

                                                           2002                                             2001
                                        -------------------------------------------   --------------------------------------------
                                         AS REPORTED    ADJUSTMENTS      RESTATED      AS REPORTED     ADJUSTMENTS     RESTATED
                                        -------------  -------------  -------------   -------------   -------------  -------------
Revenues                                $           -  $           -  $           -   $      17,601   $           -  $      17,601
                                        -------------  -------------  -------------   -------------   -------------  -------------
Costs and Expenses:
  Research and development                  4,439,592              -      4,439,592       5,150,869               -      5,150,869
  General and administrative                2,654,296              -      2,654,296       4,063,022               -      4,063,022
  Compensation and other
  expense for options and
  warrants                                    755,397        128,365        883,762         691,404         356,704      1,048,108
   Depreciation                               977,746              -        977,746         511,216               -        511,216
                                        -------------  -------------  -------------   -------------   -------------  -------------
                                            8,827,031        128,365      8,955,396      10,416,511         356,704     10,773,215
                                        -------------  -------------  -------------   -------------   -------------  -------------
Loss from Operations                       (8,827,031)      (128,365)    (8,955,396)    (10,398,910)       (356,704)-  (10,755,614)
                                        -------------  -------------  -------------   -------------   -------------  -------------
Other Income (Expense):
   Interest income                             27,659              -         27,659         113,812               -        113,812
   Other income
   Interest expense                        (1,341,809)     1,149,635       (192,174)       (868,856)        985,705        116,849
   Severance expense -
   former directors                                 -              -              -        (302,500)              -       (302,500)
                                        -------------  -------------  -------------   -------------   -------------  -------------
                                           (1,314,150)     1,149,635       (164,515)     (1,057,544)        985,705        (71,839)
                                        -------------  -------------  -------------   -------------   -------------  -------------
Loss from Continuing Operations           (10,141,181)     1,021,270     (9,119,911)    (11,456,454)        629,001    (10,827,453)
Loss from Discontinued Operations            (201,154)             -       (201,154)       (259,114)              -       (259,114)
                                        -------------  -------------  -------------   -------------   -------------  -------------
Net Loss                                $ (10,342,335) $   1,021,270  $  (9,321,065)  $ (11,715,568)  $     629,001  $ (11,086,567)
                                        =============  =============  =============   =============   =============  =============
Net Loss Per Common Share
   Basic and Diluted:
      Continuing operations                     (0.02)                        (0.02)         (0.03)                          (0.03)
      Discontinued operations                   (0.00)                        (0.00)         (0.00)                          (0.00)
      Net loss                                  (0.02)                        (0.02)         (0.03)                          (0.03)
Weighted Average Number
  of  Common Shares
  Outstanding                             439,009,322                   439,009,322    389,435,324                     389,435,324

                                                               2000
                                            -----------------------------------------
                                             AS REPORTED    ADJUSTMENTS     RESTATED
                                            -------------   -----------   -----------
Revenues                                    $       8,363   $         -   $     8,363
                                            -------------   -----------   -----------
Costs and Expenses:
  Research and development                      3,192,551             -     3,192,551
  General and administrative                    2,413,601             -     2,413,601
  Compensation and other
  expense for options and
  warrants                                      1,901,927             -     1,901,927
   Depreciation                                   346,227             -       346,227
                                            -------------   -----------   -----------
                                                7,854,306             -     7,854,306
                                            -------------   -----------   -----------
Loss from Operations                           (7,845,943)            -    (7,845,943)
                                            -------------   -----------   -----------
Other Income (Expense):
   Interest income                                161,832             -       161,832
   Other income
   Interest expense                            (1,446,692)      538,472      (908,220)
   Severance expense -
   former directors                                     -             -             -
                                            -------------   -----------   -----------
                                               (1,284,860)      538,472      (746,388)
                                            -------------   -----------   -----------
Loss from Continuing Operations                (9,130,803)      538,472    (8,592,331)
Loss from Discontinued Operations                (223,861)            -      (223,861)
                                            -------------   -----------   -----------
Net Loss                                    $  (9,354,664)  $   538,472   $(8,816,192)
                                            =============   ===========   ===========
Net Loss Per Common Share
   Basic and Diluted:
      Continuing operations                         (0.03)                      (0.02)
      Discontinued operations                       (0.00)                      (0.00)
      Net loss                                      (0.03)                      (0.02)
Weighted Average Number
  of  Common Shares
  Outstanding                                 362,549,690                 362,549,690

NOTE 4.  PROPERTY AND EQUIPMENT

                                                                              Estimated Useful Lives (Years)   2002          2001
                                                                              ------------------------------   ----          ----
Land and improvements                                                                        15               $   34,550  $   34,550
Building and improvements                                                                    30                1,410,165   1,233,524
Machinery and equipment                                                                       5                3,394,431   3,170,759
                                                                                                              ----------  ----------
                                                                                                               4,839,146   4,438,833
Less accumulated depreciation                                                                                  2,433,185   1,438,250
                                                                                                              ----------  ----------
                                                                                                               2,405,961   3,000,583
Less property and equipment included in assets held for sale, net (Note 5)                                       161,843     182,538
                                                                                                              ----------  ----------
                                                                                                              $2,244,118  $2,818,045
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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5.   OTHER ASSETS

                                                                         2002          2001
                                                                         ----          ----
Patent development costs                                               $897,385      $765,388
Loan costs, net of accumulated amortization of $828,637
   and $794,559                                                          34,275        68,353
Other                                                                     6,461        51,496
                                                                       --------      --------
                                                                        938,121       885,237
Less other assets included in assets held for sale, net (Note 5)          6,461         6,461
                                                                       --------      --------
                                                                       $931,660      $878,776
                                                                       ========      ========

NOTE 6.   ASSETS HELD FOR SALE

          During 2002, the Board of Directors approved a plan to sell Advance Viral Research, Ltd. (LTD), the Company's Bahamian subsidiary. The facility being sold produced topical Product R which is no longer being produced by the Company. As required under SFAS 144, the net book values of the assets (LTD had no liabilities as of December 31, 2002 other than an inter-company payable that has been eliminated) have been reflected on the balance sheet as held for sale and the operations have been included in discontinued operations for the years ended December 31, 2002, 2001 and 2000 (see Note 15).

          Although no formal contract has been executed, management believes that the estimated selling price less estimated cost to sell exceeds the net book value of LTD and therefore there is no impairment loss charged to discontinued operations.

NOTE 7.   ACCRUED LIABILITIES

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

NOTE 8.   NOTE PAYABLE

          During 1999, the Company entered into an installment purchase agreement for equipment totaling $123,600. The agreement is collateralized by the equipment and calls for monthly installments of $2,476, including interest at 12% per annum, with a final installment in February 2004.

          The aggregate maturities of the installment purchase agreement are as follows:

Year ending December 31:
      2003                                                             $ 25,165
      2004                                                                4,879
                                                                       --------
                                                                         30,044
Less current portion                                                     25,165
                                                                       --------
Note payable - long-term portion                                       $  4,879
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

          During the second and third quarters of 2002, the Company issued to certain investors an aggregate of $2,000,000 principal amount of its 5% convertible debentures at par in several private placements. Under the terms of each 5% convertible debenture, 20% of the original issue is convertible on the original date of issue at a price equal to the closing bid price quoted on the OTC Bulletin Board on the trading day immediately preceding the original issue date (except for the Rushing/Simoni issuance detailed below which had an initial conversion price of $0.11 per share). Thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of (i) 90% of the average closing bid price for the five trading days prior to the conversion date (the "Market Price"); or
          (ii) ten cents ($0.10) which amount is subject to certain adjustments. The convertible debentures, including interest accrued thereon, are payable by Advanced Viral in shares of common stock and mature two years from the date of issuance. The shares issued upon conversion of the debentures cannot be sold or transferred for a period of one year from the applicable vesting date of the convertible portion of the debentures. The Company issued its 5% convertible debentures as follows:

               - On May 30, 2002, the Company sold to O. Frank Rushing and Justine Simoni, as joint tenants, $500,000 principal amount of its 5% convertible debenture. Based on the terms for conversion associated with this debenture, there was an intrinsic value associated with the beneficial conversion feature, which was recorded as deferred interest expense and is presented as a discount on the convertible debenture. On June 3, 2002, these investors converted the first 20% ($100,000) into 909,091 shares of common stock at a conversion price of $0.11 per share. In January 2003, the holder converted the second 20% ($100,000 plus interest of $3,041) into 1,030,411 shares of common stock at a conversion price of $.10 per share.

               - On July 3, 2002, the Company sold to James F. Dicke II, who was then a member of its Board of Directors, $1,000,000 principal amount of its 5% convertible debenture. Based on the terms for conversion associated with this debenture, there was an intrinsic value associated with the beneficial conversion feature which was recorded as deferred interest expense and is presented as a discount on the convertible debenture. On July 3, 2002, Mr. Dicke converted the first 20% of the debenture ($200,000) for 1,299,545 shares of common stock at a conversion price of $0.1539 per share. . In January 2003, the holder converted the second 20% ($200,000 plus interest of $5,041) of the debenture into 2,050,411 shares of common stock at a conversion price of $.10 per share.

                         ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9.   SECURITIES PURCHASE AGREEMENTS (Continued)

          CONVERTIBLE DEBENTURES AND WARRANTS (Continued)

               - On July 15, 2002, the Company sold to Peter Lunder $500,000 principal amount of the Company's 5% convertible debenture. Based on the terms for conversion associated with this debenture, there was an intrinsic value associated with the beneficial conversion feature, which was recorded as deferred interest expense and is presented as a discount on the convertible debenture. In January 2003, the holder converted 40% ($200,000 plus interest of $4,822) of the debenture into 1,587,797 shares of common stock, the first 20% of which was converted at a conversion price of $.1818 per share, and the second 20% of which was converted at a conversion price of $.10 per share.

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

          On September 10, 2002, the Company issued and sold an aggregate of 21,500,000 shares of its common stock pursuant to a securities purchase agreement with certain institutional investors for total proceeds of approximately $3,010,000, or $0.14 per share, along with warrants to purchase 16,125,000 shares of the Company's common stock at an exercise price of $0.25 per share, subject to adjustment, as described below. In addition, pursuant to a placement agent agreement with H. C. Wainwright & Co., Inc. ("HCW"), the Company paid HCW a placement fee of $150,500 cash and issued to HCW 1,032,000 shares of its common stock. An adjustment provision in the warrants provides that 60 trading days following the original issue date of the warrants (the "First Determination Date"), a certain number of warrants shall become exercisable at $0.001. The number of shares for which the warrants are exercisable at $0.001 per share is equal to the positive difference, if any, between (i) $3,010,000 divided by the volume weighted average price ("VWAP") of the Company's common stock for the 60 trading days preceding the First Determination Date and (ii) 21,500,000. Upon 120 trading days following the original issue date of the warrants (the "Second Determination Date"), a certain number of remaining warrants shall become exercisable at $0.001. The number of shares for which the Warrants are exercisable at $.001 per share is equal to the positive difference, if any, between (i) $3,010,000 divided by the VWAP of the Company's common stock for the 60 trading days preceding the

                         ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9.   SECURITIES PURCHASE AGREEMENTS (Continued)

          STOCK PURCHASE AGREEMENTS (Continued)

          Second Determination Date and (ii) 21,500,000. No adjustment will be made in the event that the VWAP for the 60 trading day period preceding the applicable determination date is $0.14 or greater (see
          Note 13).

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

          PRIVATE EQUITY LINE OF CREDIT

          On February 9, 2001, the Company entered into an equity line of credit agreement with Cornell Capital Partners, LP, an institutional investor, to sell up to $50,000,000 of the Company's common stock. Under such agreement, the Company may exercise "put options" to sell shares for certain prices based on certain average trading prices. Upon signing this agreement, the Company issued to its placement agent, May Davis Group, Inc., and certain investors, Class A warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price of $1.00 per share, exercisable in part or whole until February 9, 2006, and Class B warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price equal to the greater of $1.00 or 110% of the bid price on the applicable advance date. Such Class B warrants are exercisable pro rata with respect to the number of warrant shares as determined by the fraction of the advance payable on that date as the numerator and $20,000,000 as the denominator multiplied by 5,000,000, until sixty months from the date of issuance. The Company has not issued any shares under this equity line, which expired in August 2003. The Class B Warrants have expired by their terms. There is no financial statement impact for the Class B Warrants issued under this equity line. The fair value of the Class A warrants was estimated to be $1,019,153 ($0.204 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; a risk free interest rate of 6% and an expected holding period of five years. This amount is being amortized to compensation and other expense for options and warrants over the life of the equity line of credit (30 months) in the accompanying financial statements.

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

          SUMMARY OF WARRANT ACTIVITY

          A summary of warrants issued and outstanding in connection with convertible debentures and equity transactions as discussed above is presented below. Upon exercise, warrants are convertible into an equal number of the Company's .00001 par value common stock. The warrants are exercisable immediately, with one exception, 5,000,000 Class B warrants issued in 2001.

                                                       2002                             2001                          2000
                                                  WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
                                       SHARES      EXERCISE PRICE      SHARES       EXERCISE PRICE     SHARES      EXERCISE PRICE
                                     ----------   ----------------   ----------    ---------------   ----------  ----------------
Outstanding at beginning of year     33,597,172        .555          24,476,498          .353         8,088,450       .264
Granted                              24,022,000        .042          10,735,000         .0967        17,011,044       .392
Exercised                                     0           0            (181,818)         .275          (622,996)      .247
Forfeited                              (500,600)        .20          (1,432,508)         .234                 0          0
Outstanding at end of year           57,118,572        .342          33,597,172          .555        24,476,498       .353
Warrants exercisable at year-end     52,118,572        .279          28,597,172          .533        24,476,498       .353

The following table summarizes information about fixed stock warrants outstanding at December 31, 2002:

                                           WARRANTS OUTSTANDING                               WARRANTS EXERCISABLE
                       -----------------------------------------------------------     ----------------------------------
                         NUMBER           WEIGHTED-AVERAGE                               NUMBER
   RANGE OF            OUTSTANDING           REMAINING            WEIGHTED-AVERAGE     EXERCISABLE       WEIGHTED-AVERAGE
EXERCISE PRICES        AT 12/31/02        CONTRACTUAL LIFE         EXERCISE PRICE      AT 12/31/02        EXERCISE PRICE
    .00001             16,125,000             9/02                    .00001            16,125,000             .00001
  .12 -.18              7,897,000          5/02 -12/02                 .1276              7,897,000             .1276
  .19 -.27              7,753,102          8/97 - 1/00                 .2311              7,753,102             .2311
  .28 -.41              6,195,214          8/97 - 2/00                 .3101              6,195,214             .3101
  .42 - 61              8,969,878          2/97 - 7/01                 .5211              8,969,878             .5211
  .62 -.92                178,378             2/97                      .864                178,378              .864
..93 - 1.38              5,000,000             2/01                      1.00              5,000,000              1.00
..93 - 1.38              5,000,000             N/A

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

NOTE 11.  COMMITMENTS AND CONTINGENCIES

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

NOTE 11.  COMMITMENTS AND CONTINGENCIES

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

          STATUS OF ISRAEL CLINICAL TRIALS

          In June 2002 the Israeli Ministry of Health approved the testing of Product R in the following clinical trials using injectable Product R, which began during November 2002:

               - Phase I/Phase Ii Study in Cachectic Patients Needing Salvage Therapy for aids. These patients have failed highly active anti-retroviral therapy (HAART), remain on HAART, and require salvage therapy. The Company believes that Product R may have three major beneficial effects in patients with
                    AIDS:

                           - First, its therapeutic effects on body wasting (cachexia) seen in patients with
                                    AIDS:

                           - Second, the mitigation of the toxicity of drugs included in HAART regimens for the treatment of AIDS:

                           - Third, the synergistic activity with drugs used in HAART regimens to suppress the replication of HIV and increase the CD4 and CD8 cell counts in patients with AIDS:

                    The Company believes that Product R may prove to be an important "enabler" drug in the treatment of AIDS.

               - Phase I Study in Cachectic Patients with Leukemia and Lymphoma. Included are patients with acute lymphocytic leukemia, multiple Myeloma, Hodgkin's disease and non-Hodgkin's lymphoma.

               - Phase I Study in Cachectic Patients with Solid Tumors. Included are patients with solid tumors such as colonic, lung, breast, stomach and kidney cancers.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 11.  COMMITMENTS AND CONTINGENCIES (Continued)

     STATUS OF ISRAEL CLINICAL TRIALS (Continued)

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 11.  COMMITMENTS AND CONTINGENCIES (Continued)

          CONSULTING AND EMPLOYMENT AGREEMENTS

          HIRSCHMAN AGREEMENT

          In May 1995, the Company entered into a consulting agreement with Shalom Hirschman, M.D., Professor of Medicine of Mt. Sinai School of Medicine, New York, New York and Director of Mt. Sinai's Division of Infectious Diseases, whereby Dr. Hirschman was to provide consulting services to the Company through May 1997. The consulting services included the development and location of pharmacological and biotechnology companies and assisting the Company in seeking joint ventures with and financing of companies in such industries. In connection with the consulting agreement, the Company issued to Dr. Hirschman 1,000,000 shares of the Company's common stock and the option to acquire 5,000,000 shares of the Company's common stock for a period of three years as per the vesting schedule as referred to in the agreement, at a purchase price of $0.18 per share. As of December 31, 2002, 900,000 shares have been issued upon exercise of these options for cash consideration of $162,000 under this Agreement.

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

          Dr. Hirschman assigned to third parties unaffiliated with the Company options to acquire an aggregate of three million shares of the Company's common stock, all of which assigned options have expired and are no longer exercisable, except for 75,000 at $0.27 and 75,000 at $0.36. During March 2001 these options were extended until December 2001. As a result of this modification of the option terms, the fair value of the option was estimated to be $23,291 based on a financial analysis of the terms of the option using the Black-Scholes pricing model with the following assumptions: expected volatility of 80%; risk free interest rate of 6%. This amount was recorded in March 2001. These options were further extended in December 2001 until June 2002. As a result of this modification of the option terms, the fair value of the options was estimated to be $6,158 based on a financial analysis of the terms of the options using the Black-Scholes pricing model with the following assumptions: expected volatility of 80%; risk free interest rate of 5%. This amount was recorded in December 2001. These options were further extended in June 2002 until December 2002, and the exercise prices were increased to $0.28 and $0.37, respectively. This amount was recorded in June 2002. As a result of this modification of

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 11.  COMMITMENTS AND CONTINGENCIES (Continued)

          CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

          HIRSCHMAN AGREEMENT (Continued)

          the option terms, the fair value of the options was estimated to be $3,078 based on a financial analysis of the terms of the options using the Black-Scholes pricing model with the following assumptions: expected volatility of 80%; risk free interest rate of 5%.

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

          The Agreement also provides for previously issued options to acquire 23,000,000 shares of common stock at $0.27 per option share to be immediately vested as of the date of this agreement and are exercisable until February 17, 2008. The fair value of these options was estimated to be $5,328,000 based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; a risk free interest rate of 6% and an expected life of 32 months. The Company has recognized the $5,328,441 fair value of the options as compensation expense on a pro-forma basis in May 2000 based upon the vesting terms of the employment agreement.

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

          In May 2002, the Company granted to certain of its employees options to purchase 274,000 shares of the Company's common stock. Such options have an exercise price of $0.17 per share, vest in 20% increments over a five-year period commencing January 2003 through January 2012. The fair value of the these options was estimated to be $43,922 ($0.1603 per option share) and based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 117%; a risk free interest rate of 4.38%; an expected life of approximately 10 years. The Company will recognize the fair value of the options as compensation expense on a pro-forma basis over approximately 5 years (the vesting period of the options).

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

          In May 2002, the Company granted to members of its of the Scientific Advisory Board and Business Advisory Board options to purchase an aggregate of 2,250,000 shares of common stock at an exercise price of $0.12 per share, which options are exercisable 25% immediately, 25% on June 20, 2002, 25% on September 20, 2002 and 25% on December 20, 2002 through May 5, 2010. The fair value of the options was estimated to be $246,822 ($0.1097 per option) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 115%; a risk free interest rate of 4.88% and an expected holding period of eight years. This amount was charged to compensation expense for options and warrants during the year ended December 31, 2002. The Company will recognize the fair value of the options as compensation expense on a pro-forma basis recognizing 25% of the fair value over each vesting period. The Business Advisory Board was dissolved during December 2002.

          In September 2002, the Company granted to Sidney Pestka, M.D., a member of the Scientific Advisory Board, options to purchase 250,000 shares of common stock at an exercise price of $0.14 per share, which options are exercisable 25% immediately, 25% on December 18, 2002, 25% on March 18, 2003 and 25% on June 18, 2003 through September 17, 2010. Compensation expense for the year ended December 31, 2002 was $6,438. The Company will recognize the fair value of the options as compensation expense on a pro-forma basis recognizing 25% of the fair value over each vesting period.

          In December 2002, the Company granted to members of its Scientific Advisory Board options to purchase an additional 1,500,000 shares of common stock at an exercise price of $0.075 per share, which options are exercisable 25% on March 20, 2003, 25% on June 20, 2003, 25% on September 20, 2003 and 25% on December 20, 2003 through December 20, 2010. Because the options did not begin to vest until March 2003, there was no compensation expense for the year ended December 31, 2002. The Company will recognize the fair value of the options as compensation expense on a pro-forma basis recognizing 25% of the fair value over each vesting period.

          BOARD OF DIRECTORS

          In May 2002, the Company granted an aggregate of 4,150,000 options to purchase shares of the Company's Common stock to certain Members of the Board of Directors and various committees of the Board of Directors. The exercise price was $0.12 per share exercisable 25% immediately, 25% on June 20, 2002, 25% on September 20, 2002 and 25% on December 20, 2002 through May 5, 2010. The fair value of the these options was estimated to be $455,249 ($0.1097 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 115%; a risk free interest rate of 4.88% and an expected life of eight years. The Company will recognize the fair value of the options as compensation expense on a pro-forma basis recognizing 25% of the fair value over each vesting period.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 11.  COMMITMENTS AND CONTINGENCIES (Continued)

          CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

          OPTIONS GRANTED TO MEMBERS OF THE BOARD OF DIRECTORS AND ADVISORY BOARDS (Continued)

          In June 2002, the Company granted to Roy S. Walzer, upon his becoming a member of the Board of Directors and member of various committees of the Board, options to purchase 528,800 shares of common stock at an exercise price of $0.295 per share, which options are exercisable 25% immediately, 25% on September 10, 2002, 25% on December 10, 2002 and 25% on March 10, 2003 through June 9, 2010. The fair value of the these options was estimated to be $140,608 ($0.2659 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 115%; a risk free interest rate of 4.88% and an expected life of eight years. The Company will recognize the fair value of the options as compensation expense on a pro-forma basis recognizing 25% of the fair value over each vesting period.

          In July 2002, the Company granted to Paul Bishop, upon his becoming a member of the Board of Directors, options to purchase 238,356 shares of common stock at an exercise price of $0.17 per share,) which options are exercisable 25% immediately, 25% on October 29, 2002, 25% on January 29, 2003 and 25% on April 29, 2003 through July 28, 2010. The fair value of the these options was estimated to be $38,509 ($0.1616 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 133%; a risk free interest rate of 4.38% and an expected life of eight years. The Company will recognize the fair value of the options as compensation expense on a pro-forma basis recognizing 25% of the fair value over each vesting period.

          In September 2002, the Company granted to Richard Kent, upon his becoming a member of the Board of Directors, and member of various committees of the Board, options to purchase 241,096 shares of common stock at an exercise price of $0.14 per share, which options are exercisable 25% immediately, 25% on December 24, 2002, 25% on March 24, 2003 and 25% on June 24, 2003 through September 23, 2010. The fair value of the these options was estimated to be $29,377 ($0.1218 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 127%; a risk free interest rate of 4.38% and an expected life of eight years. The Company will recognize the fair value of the options as compensation expense on a pro-forma basis recognizing 25% of the fair value over each vesting period.

          In December 2002, the Company granted an aggregate of 10,600,000 options to purchase shares of the Company's Common stock to certain Members of the Board of Directors and various committees of the Board of Directors. The exercise price was $0.075 per share are exercisable 25% on March 20, 2003, 25% on June 20, 2003, 25% on September 20, 2003
          and 25% on December 20, 2003 through December 20, 2010. The fair value of the options was estimated to be $773,042 ($0.0729 per option) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 114%; a risk free interest rate of 4.14% and an expected holding period of eight years. The Company will recognize the fair value of the options as compensation expense on a pro-forma basis recognizing 25% of the fair value over each vesting period.

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

          SUMMARY OF STOCK OPTIONS

          The fair value of each option is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 2001, and 2002, respectively: divided yield of 0.0% percent for all years; expected volatility of 80%, N/A, and 113% to 133%, risk-free interest rates of 6%, N/A, and 4-6% and expected lives of 10, N/A, and 8 to 10 years. A summary of the status of the Company's fixed stock options as of December 31, 2002, 2001 and 2000, and changes during the years ending on those dates is presented below:

                                                         2002                           2001                           2000
                                                   WEIGHTED-AVERAGE               WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
                                        SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE
                                        ------      --------------     ------      --------------      ------      --------------
Outstanding at beginning of year      51,056,380        .2557         51,426,380       .2560         55,438,880        .265
  Granted                             19,782,252          .10            100,000         .31          1,146,000       .2818
  Exercised                                   --           --            (60,000)        .30         (5,158,500)        .27
  Forfeited                           (7,005,205)          --           (410,000)         --                 --
Outstanding at end of year            63,833,427        .2122         51,056,380       .2557         51,426,380       .2560
Options exercisable at year-end       50,473,879        .2433         48,518,420       .2553         48,394,460       .2568
Weighted-average fair value of
options granted during the year                           .10                            .31                          .2818

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 11.  COMMITMENTS AND CONTINGENCIES (Continued)

          CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

          SUMMARY OF STOCK OPTIONS (Continued)

          The following table summarizes information about stock options outstanding at December 31, 2002:

                                   OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                                   -------------------                               -------------------
                      NUMBER       WEIGHTED-AVERAGE                             NUMBER
   RANGE OF        OUTSTANDING        REMAINING        WEIGHTED-AVERAGE       EXERCISABLE      WEIGHTED-AVERAGE
EXERCISE PRICES    AT 12/31/02     CONTRACTUAL LIFE     EXERCISE PRICE        AT 12/31/02       EXERCISE PRICE
---------------    ------------    ----------------    ----------------       -----------      ----------------
  .08 - .12          17,937,500       9.5 years             .093                5,837,500               .12
  .13 - .18           4,865,096       5.5 years            .1754                4,345,548             .1777
  .19 - .27          35,832,880       5.4 years            .2571               35,661,880             .2573
  .28 - .36           5,197,951       5.6 years            .3485                4,628,951             .3519

          Financial reporting of the options granted to Hirschman, Gallantar, other employees and members of the Board of Directors and committees of the Board of Directors has been prepared pursuant to the Company's policy of following APB No. 25 and related interpretations. Accordingly, the following pro-forma financial information is presented to reflect amortization of the fair value of the options.

                                                                   YEAR ENDED DECEMBER 31,
                                  ------------------------------------------------------------------------------------------
                                      2002           2002          2001            2001              2000           2000
                                      ----           ----          ----            ----              ----           ----
                                    REPORTED       RESTATED       REPORTED        RESTATED       AS REPORTED      RESTATED
                                  ------------   ------------   ------------    ------------     ------------   ------------
Net loss                          $(10,342,335)  $ (9,321,065)  $(11,715,568)   $(11,086,567)    $ (9,354,664)  $ (8,816,192)
Deduct: total stock-based
  compensation expense
  determined under fair value
  based method for all awards,
  net of related tax effects        (2,016,132)      (724,048)    (2,374,643)       (154,034)      (1,799,827)    (5,453,816)
Pro forma net loss                $(12,358,467)  $(10,045,113)  $(14,090,211)   $(11,240,601)    $(11,154,491)  $(14,270,008)
Loss per share - basic and
  diluted
   As reported                    $      (0.02)  $      (0.02)  $      (0.03)   $      (0.03)    $      (0.03)  $      (0.02)
   Pro forma                      $      (0.03)  $      (0.02)  $      (0.04)   $      (0.03)    $      (0.03)  $      (0.04)

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

          Future minimum capital lease payments and the net present value of the future minimum lease payments at December 31, 2002 are as follows:

Year ending December 31:
   2003                                                         $    108,764
   2004                                                                5,903
                                                                ------------
Total minimum lease payments                                         114,667
Less amount representing interest                                      4,114
                                                                ------------
Net present value of future minimum lease payments                   110,553
Less current maturities                                              104,719
                                                                ------------
                                                                $      5,834
                                                                ============

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

NOTE 12.  SEVERANCE AGREEMENTS

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

          During 2002, 2001 and 2000, additional paid-in-capital was recorded of $177,963, $691,404 and $1,901,927, respectively. A summary of these modifications to equity instruments is set forth below:

                 SUMMARY OF MODIFICATIONS TO EQUITY INSTRUMENTS


                            BLACK-SCHOLES                      ORIGINAL          ORIGINAL              NEW              NEW
YEAR       GRANTEE           CALCULATION    OPTION SHARES   EXERCISE PRICE    EXPIRATION DATE      EXERCISE PRICE   EXPIRATION DATE
----       -------         --------------   -------------   --------------    -----------------    --------------   ---------------
2000    DCT                $      166,860         734,000      $  0.21            7/1/2000           $  0.22          12/31/2000
2000    DCT                $      108,429         744,000      $  0.22          12/31/2000           $  0.24          12/31/2001
2000    Leonard Cohen      $       55,023         200,000      $  0.16            7/1/2000           $  0.17          12/31/2000
2000    Leonard Cohen      $       17,311         100,000      $  0.17          12/31/2000           $  0.19          12/31/2001
2000    Elliott Bauer      $      953,885       3,349,500      $  0.14            7/1/2000           $  0.16          12/31/2000
2000    Elliott Bauer      $      600,419       3,349,500      $  0.16          12/31/2000           $  0.18          12/31/2001
                           --------------       ---------
                           $    1,901,927       8,477,000

2001    Richard Rubin      $       25,595         144,000      $  0.27           3/23/2001           $  0.27          12/31/2001
2001    Richard Rubin      $       38,518         290,000      $  0.36           3/23/2001           $  0.36          12/31/2001
2001    Elliott Bauer      $       13,330          75,000      $  0.27           3/23/2001           $  0.27          12/31/2001
2001    Elliott Bauer      $        9,961          75,000      $  0.36           3/23/2001           $  0.36          12/31/2001
2001    Henry Kamioner     $      115,291         500,000      $  0.19           3/23/2001           $  0.19          12/31/2001
2001    Henry Kamioner     $       88,870         500,000      $  0.27           3/23/2001           $  0.27          12/31/2001
2001    Henry Kamioner     $       66,410         500,000      $  0.36           3/23/2001           $  0.36          12/31/2001
2001    Elliott Bauer      $      318,359       3,349,500      $  0.18          12/31/2001           $  0.19           6/30/2002
2001    Elliott Bauer      $        3,958          75,000      $  0.27          12/31/2001           $  0.28           6/30/2002
2001    Elliott Bauer      $        2,200          75,000      $  0.36          12/31/2001           $  0.37           6/30/2002
2001    Leonard Cohen      $        8,912         100,000      $  0.19          12/31/2001           $  0.20           6/30/2002
                           --------------       ---------
                           $      691,404       5,683,500

2002    Bauer              $      174,068       3,349,500      $  0.19           6/30/2002           $  0.19          12/31/2002
2002    Bauer              $        2,372          75,000      $  0.28           6/30/2002           $  0.28          12/31/2002
2002    Bauer              $        1,523          75,000      $  0.37           6/30/2002           $  0.37          12/31/2002
                           --------------       ---------
                           $      177,963       3,499,500

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

          As of December 31, 2002 and 2001, the Company had net operating loss carryforwards for Federal income tax reporting purposes amounting to approximately $39,400,000 and $31,600,000, which expire in varying amounts to 2021.

          The Company presently has temporary differences between financial reporting and income tax reporting relating to the amortization of warrant costs, compensation expense for the extension of options, depreciation and patent costs.

          The components of the deferred tax asset as of December 31, 2002 and 2001 were as follows:

                                                         2002           2002            2001           2001
                                                       --------       --------        --------       --------
                                                       Reported       Restated        Reported       Restated
                                                       --------       --------        --------       --------
Benefit of net operating loss carryforwards           $13,634,000    $13,379,340     $11,730,000    $10,727,340
Less valuation allowance                               13,634,000     13,379,340      11,730,000     10,727,340
                                                      -----------    -----------     -----------    -----------
Net deferred tax asset                                $         -    $         -     $         -    $         -
                                                      ===========    ===========     ===========    ===========

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

NOTE 16.  DISCONTINUED OPERATIONS

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

                                                                                             Inception
                                                                                           (February 20,
                                                                                              1984) to
                                                    Year Ended December 31,                 December 31,
                                                    -----------------------                -------------
                                              2002            2001           2000               2002
                                              ----            ----           ----               ----
Revenues                                  $       -      $         -     $         -       $           -
                                          ---------      -----------     -----------       -------------
Costs and Expenses:
   General and administrative               181,348          238,311         207,941           1,310,350
   Depreciation                              20,062           21,048          16,165             271,498
                                          ---------      -----------     -----------       -------------
                                            201,410          259,359         224,106           1,581,848
                                          ---------      -----------     -----------       -------------
Loss from Operations                       (201,410)        (259,359)       (224,106)         (1,581,848)
Other Income                                    256              245             245               4,655
                                          ---------      -----------     -----------       -------------
   Discontinued operations                $(201,154)     $  (259,114)    $  (223,861)      $  (1,577,193)
                                          =========      ===========     ===========       =============

NOTE 17.  401(K) PLAN

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