Form 10-Q/A
period 2003-03-31
ADVANCED VIRAL RESEARCH CORP
filed 2003-12-19
CIK 786623

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

                              [X] QUARTERLY REPORT
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the Quarterly Period Ended
                                 MARCH 31, 2003

                                       OR

                              [ ] TRANSITION REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from _____________ to _____________

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes [ ] No [X]

-------------------------------------------------------------------------------
Indicate the number of shares outstanding of the registrant's Common Stock outstanding as of the close of business on May 14, 2003: 474,042,609.
-------------------------------------------------------------------------------

                          ADVANCED VIRAL RESEARCH CORP.
                                   FORM 10-Q/A

                                 MARCH 31, 2003

                                EXPLANATORY NOTE

Advanced Viral Research Corp. is filing this Quarterly Report on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 which was originally filed with the Securities and Exchange Commission (the "SEC") on May 14, 2003. This Quarterly Report on Form 10-Q/A amends Item 1 "Consolidated Financial Statements", and Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations", contained in Part I "Financial Information" and Item 6 "Exhibits and Reports on Form 8-K" contained in Part II "Other Information" of the original Quarterly Report.

The Company is filing this Quarterly Report on Form 10-Q/A in response to comments received from the Securities and Exchange Commission relating to the Company's Registration Statement on Form S-1 (File No. 333-107178), which included certain of the information included in the original Quarterly Report on Form 10-Q. The financial statements included in this Quarterly Report on Form 10-Q/A have been restated to reflect changes in accounting for warrants issued in connection with equity transactions as well as options issued to the Company's Board of Directors, employees (on a pro-forma basis only) and our advisory board. The restatement does not impact the Company's net cash in investing and financing activities or net cash used in operating activities. However, certain components within operating activities, specifically, amortization of deferred interest cost, discount on warrants and compensation expense for options and warrants, are being restated. Unless otherwise stated, all information contained in this amendment is as of May 14, 2003, the filing date of the original Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

This Form 10-Q/A is hereby amended as described above, and for convenience of reference is restated in its entirety as set forth herein (except that exhibits previously filed with the Form 10-Q are not being refiled in this Form 10-Q/A).

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION.....................................................................................1
   ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (unaudited).......................................................1
   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS..............................................................................39
   ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................49
   ITEM 4.    CONTROLS AND PROCEDURES............................................................................49

PART II. OTHER INFORMATION.......................................................................................50
   ITEM 1.    LEGAL PROCEEDINGS..................................................................................50
   ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................................50
   ITEM 3.    DEFAULTS UPON SENIOR SECURITIES....................................................................51
   ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS..................................................51
   ITEM 5.    OTHER INFORMATION..................................................................................51
   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...................................................................51

SIGNATURES.......................................................................................................52

                          ADVANCED VIRAL RESEARCH CORP.

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         The consolidated financial statements include the accounts of the Company and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the information in the following unaudited consolidated financial statements of the Company have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

         These unaudited consolidated financial statements should be read in conjunction with the restated consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K/A.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                                                        March 31,         December 31,
                                                                          2003                2002
                                                                      ------------        ------------
                                                                       (Unaudited)          (Audited)
                                                                        Restated            Restated
                                ASSETS
Current Assets:
   Cash and cash equivalents                                          $    511,121        $  1,475,755
   Prepaid insurance                                                       104,837              86,368
   Assets held for sale                                                    162,539             172,601
   Other current assets                                                     68,837              35,527
                                                                      ------------        ------------
         Total current assets                                              847,334           1,770,251

Property and Equipment, Net                                              2,006,377           2,244,118

Other Assets                                                             1,011,067             931,660
                                                                      ------------        ------------
         Total assets                                                 $  3,864,778        $  4,946,029
                                                                      ============        ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Litigation settlement                                              $  1,098,812        $         --
   Accounts payable                                                        711,047             417,061
   Accrued liabilities                                                     177,913             137,646
   Current portion of capital lease obligation                              71,245             104,719
   Current portion of note payable                                          23,451              25,165
                                                                      ------------        ------------
         Total current liabilities                                       2,082,468             684,591
                                                                      ------------        ------------

Long-Term Debt:
   Convertible debenture, net                                            1,162,632           1,610,499
   Capital lease obligation                                                     --               5,834
   Note payable                                                                 --               4,879
                                                                      ------------        ------------
        Total long-term debt                                             1,162,632           1,621,212
                                                                      ------------        ------------

Common Stock Subscribed but not Issued                                          --             883,900
                                                                      ------------        ------------

Commitments, Contingencies and Subsequent Events                                --                  --
                                                                      ------------        ------------

Stockholders' Equity:
   Common stock; 1,000,000,000 shares of $.00001 par value
      authorized, 474,042,609 and 455,523,990 shares issued
       and outstanding                                                       4,740               4,555
   Additional paid-in capital                                           51,635,970          51,141,177
   Deficit accumulated during the development stage                    (50,868,157)        (49,098,231)
   Discount on warrants                                                   (152,875)           (291,175)
                                                                      ------------        ------------
         Total stockholders' equity                                        619,678           1,756,326
                                                                      ------------        ------------
         Total liabilities and stockholders' equity                   $  3,864,778        $  4,946,029
                                                                      ============        ============

                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                           Inception
                                                          Three Months Ended             (February 20,
                                                              March 31,                     1984) to
                                                  --------------------------------          March 31,
                                                      2003                2002                2003
                                                  ------------        ------------        ------------
                                                   (Restated)          (Restated)

Revenues                                          $         --        $         --        $    231,892
                                                  ------------        ------------        ------------

Costs and Expenses:
   Research and development                            457,910           1,661,173          18,773,326
   General and administrative                          863,202             691,071          18,457,679
   Compensation and other expense for
      options and warrants                             125,572                  --           4,448,808
   Depreciation                                        237,740             228,097           2,110,865
                                                  ------------        ------------        ------------
                                                     1,684,424           2,580,341          43,790,678
                                                  ------------        ------------        ------------

Loss from Operations                                (1,684,424)         (2,580,341)        (43,558,786)
                                                  ------------        ------------        ------------

Other Income (Expense):
   Interest income                                       6,189               2,071             907,624
   Other income                                             --                  --             120,093
   Interest expense                                    (82,039)            (10,995)         (6,447,743)
   Severance expense - former directors                     --                  --            (302,500)
                                                  ------------        ------------        ------------
                                                       (75,850)             (8,924)         (5,722,526)
                                                  ------------        ------------        ------------

Loss from Continuing Operations                     (1,760,274)         (2,589,265)        (49,281,312)
Loss from Discontinued Operations                       (9,652)            (42,436)         (1,586,845)
                                                  ------------        ------------        ------------

Net Loss                                          $ (1,769,926)       $ (2,631,701)       $(50,868,157)
                                                  ============        ============        ============

Net Loss Per Common Share
   Basic and Diluted:
      Continuing operations                       $      (0.00)       $      (0.01)
      Discontinued operations                            (0.00)              (0.00)
                                                  ------------        ------------
      Net loss                                    $      (0.00)       $      (0.01)
                                                  ============        ============

Weighted Average Number of
   Common Shares Outstanding                       469,468,368         406,815,381
                                                  ============        ============

                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2003

                                                                           Common Stock                               Deficit
                                                                    ------------------------------                  Accumulated
                                                                   Amount                             Additional    during the
                                                                    Per                                Paid-In      Development
                                                                   Share       Shares      Amount      Capital         Stage
                                                                   ------   -----------   --------    ----------    -----------

Balance, inception (February 20, 1984) as previously reported                        --   $  1,000    $       --    $   (1,000)

Adjustment for pooling of interests                                                  --     (1,000)        1,000            --
                                                                            -----------   --------    ----------    ----------

Balance, inception, as restated                                                      --         --         1,000        (1,000)

Net loss, period ended December 31, 1984                                             --         --            --       (17,809)
                                                                            -----------   --------    ----------    ----------

Balance, December 31, 1984                                                           --         --         1,000       (18,809)

Issuance of common stock for cash                                   $0.00   113,846,154      1,138           170            --
Net loss, year ended December 31, 1985                                               --         --            --       (25,459)
                                                                            -----------   --------    ----------    ----------

Balance, December 31, 1985                                                  113,846,154      1,138         1,170       (44,268)

Issuance of common stock - public offering                           0.01    40,000,000        400       399,600            --
Issuance of underwriter's warrants                                                   --         --           100            --
Expenses of public offering                                                          --         --      (117,923)           --
Issuance of common stock, exercise of "A" warrants                   0.03       819,860          9        24,587            --
Net loss, year ended December 31, 1986                                               --         --            --      (159,674)
                                                                            -----------   --------    ----------    ----------

Balance, December 31, 1986                                                  154,666,014      1,547       307,534      (203,942)
                                                                             -----------   --------    ----------    ----------

                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2003

                                                                 Common Stock                           Deficit
                                                         ----------------------------                  Accumulated
                                                        Amount                          Additional     during the
                                                          Per                            Paid-In       Development
                                                         Share      Shares     Amount    Capital          Stage
                                                        ------   -----------   ------   ----------    ------------

Balance, December 31, 1986                                       154,666,014   $1,547   $  307,534    $   (203,942)

Issuance of common stock, exercise of "A" warrants       $0.03    38,622,618      386    1,158,321              --
Expenses of stock issuance                                                --       --      (11,357)             --
Acquisition of subsidiary for cash                                        --       --      (46,000)             --
Cancellation of debt due to stockholders                                  --       --       86,565              --
Net loss, year ended December 31, 1987                                    --       --           --        (258,663)
                                                                 -----------   ------   ----------    ------------

Balance, December 31, 1987                                       193,288,632    1,933    1,495,063        (462,605)

Net loss, year ended December 31, 1988                                    --       --           --        (199,690)
                                                                 -----------   ------   ----------    ------------

Balance, December 31, 1988                                       193,288,632    1,933    1,495,063        (662,295)

Net loss, year ended December 31, 1989                                    --       --           --        (270,753)
                                                                 -----------   ------   ----------    ------------

Balance, December 31, 1989                                       193,288,632    1,933    1,495,063        (933,048)

Issuance of common stock, expiration of redemption        0.05     6,729,850       67      336,475              --
   offer on "B" warrants
Issuance of common stock, exercise of "B" warrants        0.05       268,500        3       13,422              --
Issuance of common stock, exercise of "C" warrants        0.08        12,900       --        1,032              --
Net loss, year ended December 31, 1990                                    --       --           --        (267,867)
                                                                 -----------   ------   ----------    ------------

Balance, December 31, 1990                                       200,299,882    2,003    1,845,992      (1,200,915)
                                                                 -----------   ------   ----------    ------------

See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2003

                                                                          Common Stock                            Deficit
                                                                  -----------------------------                 Accumulated
                                                                 Amount                          Additional     during the
                                                                  Per                             Paid-In       Development
                                                                 Share      Shares      Amount    Capital          Stage
                                                                 ------   -----------   ------   ----------    ------------

Balance, December 31, 1990                                                200,299,882   $2,003   $1,845,992    $ (1,200,915)

Issuance of common stock, exercise of "B" warrants               $0.05         11,400       --          420              --
Issuance of common stock, exercise of "C" warrants                0.08          2,500       --          200              --
Issuance of common stock, exercise of underwriter warrants        0.12      3,760,000       38       45,083              --
Net loss, year ended December 31, 1991                                             --       --           --        (249,871)
                                                                          -----------   ------   ----------    ------------

Balance, December 31, 1991                                                204,073,782    2,041    1,891,695      (1,450,786)

Issuance of common stock, for testing                             0.04     10,000,000      100      404,900              --
Issuance of common stock, for consulting services                 0.06        500,000        5       27,495              --
Issuance of common stock, exercise of "B" warrants                0.05      7,458,989       75      372,875              --
Issuance of common stock, exercise of "C" warrants                0.08      5,244,220       52      419,487              --
Expenses of stock issuance                                                                           (7,792)
Net loss, year ended December 31, 1992                                             --       --           --        (839,981)
                                                                          -----------   ------   ----------    ------------

Balance, December 31, 1992                                                227,276,991    2,273    3,108,660      (2,290,767)

Issuance of common stock, for consulting services                 0.06        500,000        5       27,495              --
Issuance of common stock, for consulting services                 0.03      3,500,000       35      104,965              --
Issuance of common stock, for testing                             0.04      5,000,000       50      174,950              --
Net loss, year ended December 31, 1993                                             --       --           --        (563,309)
                                                                          -----------   ------   ----------    ------------

Balance, December 31, 1993                                                236,276,991    2,363    3,416,070      (2,854,076)
                                                                          -----------   ------   ----------    ------------

                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2003

                                                            Common Stock                                    Deficit
                                                     --------------------------                           Accumulated
                                                     Amount                      Additional               during the     Deferred
                                                      Per                         Paid-In   Subscription  Development  Compensation
                                                     Share    Shares     Amount   Capital    Receivable     Stage          Cost
                                                     ------ -----------  ------  ---------- ------------  -----------  ------------

Balance, December 31, 1993                                  236,276,991  $2,363  $3,416,070   $  --       $(2,854,076)    $  --

Issuance of common stock, for consulting services    $0.05    4,750,000      47     237,453      --                --        --
Issuance of common stock, exercise of options         0.08      400,000       4      31,996      --                --        --
Issuance of common stock, exercise of options         0.10      190,000       2      18,998      --                --        --
Net loss, year ended December 31, 1994                               --      --          --      --          (440,837)       --
                                                            -----------  ------  ----------   -----      ------------     -----

Balance, December 31, 1994                                  241,616,991   2,416   3,704,517      --        (3,294,913)       --

Issuance of common stock, exercise of options         0.05    3,333,333      33     166,633      --                --        --
Issuance of common stock, exercise of options         0.08    2,092,850      21     167,407      --                --        --
Issuance of common stock, exercise of options         0.10    2,688,600      27     268,833      --                --        --
Issuance of common stock, for consulting services     0.11    1,150,000      12     126,488      --                --        --
Issuance of common stock, for consulting services     0.14      300,000       3      41,997      --                --        --
Net loss, year ended December 31, 1995                               --      --          --      --          (401,884)       --
                                                            -----------  ------  ----------   -----      ------------     -----

Balance, December 31, 1995                                  251,181,774   2,512   4,475,875      --        (3,696,797)       --
                                                            -----------  ------  ----------   -----      ------------     -----

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2003

                                                             Common Stock                                   Deficit
                                                       --------------------------                          Accumulated
                                                       Amount                      Additional              during the    Deferred
                                                        Per                         Paid-In   Subscription Development Compensation
                                                       Share    Shares     Amount   Capital    Receivable     Stage        Cost
                                                       ------ -----------  ------  ---------- ------------ ----------- ------------

Balance, December 31, 1996                                    267,031,058  $2,671  $7,003,351   $(19,000)  $(4,851,537)  $(473,159)

Issuance of common stock, exercise of options          $0.08    3,333,333      33     247,633         --            --          --
Issuance of common stock, conversion of debt            0.20    1,648,352      16     329,984         --            --          --
Issuance of common stock, conversion of debt            0.15      894,526       9     133,991         --            --          --
Issuance of common stock, conversion of debt            0.12    2,323,580      23     269,977         --            --          --
Issuance of common stock, conversion of debt            0.15    1,809,524      18     265,982         --            --          --
Issuance of common stock, conversion of debt            0.16      772,201       8     119,992         --            --          --
Issuance of common stock, for services rendered         0.41       50,000      --      20,500         --            --          --
Issuance of common stock, for services rendered         0.24      100,000       1      23,999         --            --          --
Beneficial conversion feature, February debenture                      --      --     413,793         --            --          --
Beneficial conversion feature, October debenture                       --      --   1,350,000         --            --          --
Warrant costs, February debenture                                      --      --      37,242         --            --          --
Warrant costs, October debenture                                       --      --     291,555         --            --          --
Amortization of deferred compensation cost                             --      --          --         --            --     399,322
Imputed interest on convertible debenture                              --      --       4,768         --            --          --
Net loss, year ended December 31, 1997                                 --      --          --         --    (4,141,729)         --
                                                              -----------  ------  ----------   --------   -----------   ---------

Balance, December 31, 1997                                    277,962,574   2,779  10,512,767    (19,000)   (8,993,266)    (73,837)
                                                              -----------  ------  ----------   --------   -----------   ---------

                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2003

                                                           Common Stock                                     Deficit
                                                     --------------------------                           Accumulated
                                                     Amount                       Additional              during the     Deferred
                                                      Per                          Paid-In   Subscription Development  Compensation
                                                     Share    Shares     Amount    Capital    Receivable     Stage         Cost
                                                     ------ -----------  ------  ----------- ------------ -----------  ------------

Balance, December 31, 1997                                  277,962,574  $2,779  $10,512,767   $(19,000)  $(8,993,266)   $(73,837)

Issuance of common stock, exercise of options        $0.12      295,000       3       35,397         --            --          --
Issuance of common stock, exercise of options         0.14      500,000       5       69,995         --            --          --
Issuance of common stock, exercise of options         0.16      450,000       5       71,995         --            --          --
Issuance of common stock, exercise of options         0.20       10,000      --        2,000         --            --          --
Issuance of common stock, exercise of options         0.26      300,000       3       77,997         --            --          --
Issuance of common stock, conversion of debt          0.13    1,017,011      10      132,990         --            --          --
Issuance of common stock, conversion of debt          0.14    2,512,887      25      341,225         --            --          --
Issuance of common stock, conversion of debt          0.15    5,114,218      51      749,949         --            --          --
Issuance of common stock, conversion of debt          0.18    1,491,485      15      274,985         --            --          --
Issuance of common stock, conversion of debt          0.19    3,299,979      33      619,967         --            --          --
Issuance of common stock, conversion of debt          0.22    1,498,884      15      335,735         --            --          --
Issuance of common stock, conversion of debt          0.23    1,870,869      19      424,981         --            --          --
Issuance of common stock, for services rendered       0.21      100,000       1       20,999         --            --          --
Beneficial conversion feature, November debenture                    --      --      625,000         --            --          --
Warrant costs, November debenture                                    --      --       48,094         --            --          --
Amortization of deferred compensation cost                           --      --           --         --            --      59,068
Write off of subscription receivable                                 --      --      (19,000)    19,000            --          --
Net loss, year ended December 31, 1998                               --      --           --         --    (4,557,710)         --
                                                            -----------  ------  -----------   --------   -----------    --------

Balance, December 31, 1998                                  296,422,907   2,964   14,325,076         --   (13,550,976)    (14,769)
                                                            -----------  ------  -----------   --------   -----------    --------

                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2003

                                                                          Common Stock                                Deficit
                                                                  ------------------------------                    Accumulated
                                                                  Amount                            Additional      during the
                                                                   Per                                Paid-In       Development
                                                                  Share       Shares      Amount      Capital           Stage
                                                                  ------   -----------    ------    -----------     ------------
Balance, December 31, 1998                                                 296,422,907    $2,964    $14,325,076     $(13,550,976)

Issuance of common stock, securities purchase agreement           $0.16      4,917,276        49        802,451               --
Issuance of common stock, securities purchase agreement            0.27      1,851,852        18        499,982               --
Issuance of common stock, for services rendered                    0.22        100,000         1         21,999               --
Issuance of common stock, for services rendered                    0.25        180,000         2         44,998               --
Beneficial conversion feature, August debenture                                     --        --        950,036               --
Beneficial conversion feature, December debenture                                   --        --        361,410               --
Amortization of warrant costs, convertible debentures                               --        --            300               --
Warrant costs, related to convertible debentures                                    --        --
Warrant costs, August debenture                                                     --        --         49,964               --
Warrant costs, December debenture                                                   --        --          4,267               --
Amortization of warrant costs, securities purchase agreement                        --        --             --               --
Amortization of deferred compensation cost                                          --        --        (14,769)              --
Credit arising from modification of option terms                                    --        --        210,144               --
Net loss, year ended December 31, 1999                                              --        --             --       (6,323,431)
                                                                           -----------    ------    -----------     ------------

Balance, December 31, 1999 (Restated)                                      303,472,035     3,034     17,255,858      (19,874,407)
                                                                           -----------    ------    -----------     ------------

                                                                    Deferred     Discount
                                                                  Compensation      on
                                                                      Cost       Warrants
                                                                  ------------   --------
Balance, December 31, 1998                                         $  (14,769)    $   --

Issuance of common stock, securities purchase agreement                    --         --
Issuance of common stock, securities purchase agreement                    --         --
Issuance of common stock, for services rendered                            --         --
Issuance of common stock, for services rendered                            --         --
Beneficial conversion feature, August debenture                            --         --
Beneficial conversion feature, December debenture                          --         --
Amortization of warrant costs, convertible debentures                      --       (300)
Warrant costs, related to convertible debentures                                   2,455
Warrant costs, August debenture                                            --         --
Warrant costs, December debenture                                          --         --
Amortization of warrant costs, securities purchase agreement               --
Amortization of deferred compensation cost                             14,769         --
Credit arising from modification of option terms                           --         --
Net loss, year ended December 31, 1999                                     --         --
                                                                   ----------     ------

Balance, December 31, 1999 (Restated)                                      --      2,155
                                                                   ----------     ------

                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2003

                                                                     Common Stock                         Deficit
                                                            ----------------------------                Accumulated
                                                             Amount                        Additional   during the     Discount
                                                              Per                           Paid-In     Development       on
                                                             Share      Shares    Amount    Capital        Stage       Warrants
                                                            -------  -----------  ------  -----------   ------------   --------
Balance, December 31, 1999 (Restated)                                303,472,035  $3,034  $17,255,858   $(19,874,407)  $ 2,155

Issuance of common stock, exercise of options               $0.1400      600,000       6       83,994             --        --
Issuance of common stock, exercise of options                0.1500    1,600,000      16      239,984             --        --
Issuance of common stock, exercise of options                0.1600      650,000       7      103,994             --        --
Issuance of common stock, exercise of options                0.1700      100,000       1       16,999             --        --
Issuance of common stock, exercise of options                0.2100      792,500       8      166,417             --        --
Issuance of common stock, exercise of options                0.2500    1,000,000      10      246,090             --        --
Issuance of common stock, exercise of options                0.2700      281,000       3       75,867             --        --
Issuance of common stock, exercise of options                0.3600      135,000       1       48,599             --        --
Issuance of common stock, exercise of warrants               0.2040      220,589       2       44,998             --        --
Issuance of common stock, exercise of warrants               0.2448      220,589       2       53,998             --        --
Issuance of common stock, exercise of warrants               0.2750       90,909       1       24,999             --        --
Issuance of common stock, exercise of warrants               0.3300       90,909       1       29,999             --        --
Issuance of common stock, conversion of debt                 0.1400   35,072,571     351    4,907,146             --        --
Issuance of common stock, conversion of debt                 0.1900    1,431,785      14      275,535             --        --
Issuance of common stock, conversion of debt                 0.2000    1,887,500      19      377,481             --        --
Issuance of common stock, conversion of debt                 0.3600       43,960      --       15,667             --        --
Issuance of common stock, cashless exercise of warrants                  563,597       6      326,153             --        --
Issuance of common stock, services rendered                  0.4650      100,000       1       46,499             --        --
Private placement of common stock                            0.2200   13,636,357     136    2,999,864             --        --
Private placement of common stock                            0.3024    4,960,317      50    1,499,950             --        --
Private placement of common stock                            0.4000   13,265,000     133    5,305,867             --        --
Cashless exercise of warrants                                                 --      --     (326,159)            --        --
Beneficial conversion feature, January Debenture                              --      --      395,236             --        --
Warrant costs, consulting agreement                                           --      --      200,249             --        --
Warrant costs, January Debenture                                              --      --       13,418             --        --
Warrant costs, related to convertible debentures                              --      --                                (2,454)
Recovery of subscription receivable previously written off                    --      --       19,000             --        --
Credit arising from modification of option terms                              --      --    1,901,927             --        --
Net loss, year ended December 31, 2000                                        --      --           --     (8,816,192)       --
                                                                     -----------  ------  -----------   ------------   -------

Balance, December 31, 2000 (Restated)                                380,214,618   3,802   36,349,629    (28,690,599)     (299)
                                                                     -----------  ------  -----------   ------------   -------

           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2003

                                                                    Common Stock
                                                            ----------------------------                   Deficit
                                                                                                         Accumulated
                                                             Amount                        Additional    during the      Discount
                                                              Per                           Paid-In      Development        on
                                                             Share      Shares    Amount    Capital        Stage         Warrants
                                                            -------  -----------  ------  -----------   ------------   -----------
Balance, December 31, 2000 (Restated)                                380,214,618   3,802   36,349,629    (28,690,599)         (299)

Issuance of common stock, exercise of options               $0.2700       40,000       1       10,799             --            --
Issuance of common stock, exercise of options                0.3600       20,000       1        7,199             --            --
Issuance of common stock, cashless exercise of warrants                   76,411       1       77,491             --            --
Issuance of common stock, for services rendered              0.3500      100,000       1       34,999             --            --
Sale of common stock, for cash                               0.1500    6,666,667      66      999,933             --            --
Sale of common stock, for cash                               0.3000    2,000,000      20      599,980             --            --
Sale of common stock, for cash                               0.3200    3,125,000      31      999,969             --            --
Sale of common stock, for cash                               0.4000    1,387,500      14      554,986             --            --
Sale of common stock, for cash                               0.2700    9,666,667      96    2,609,904             --            --
Warrant costs, private equity line of credit                                                1,019,153                   (1,019,043)
Amortization of warrant costs, equity line of credit                                                                       356,594
Cashless exercise of warrants                                                 --      --      (77,491)            --            --
Credit arising from modification of option terms                              --      --      691,404             --            --
Net loss, year ended December 31, 2001                                        --      --           --    (11,086,567)           --
                                                                     -----------  ------  -----------   ------------   -----------

Balance, December 31, 2001 (Restated)                                403,296,863  $4,033  $43,877,955   $(39,777,166)  $  (662,748)
                                                                     ===========  ======  ===========   ============   ===========

           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2003


                                                                        Common Stock                         Deficit
                                                               ----------------------------                Accumulated
                                                                Amount                        Additional    during the     Discount
                                                                 Per                           Paid-In     Development        on
                                                                Share     Shares     Amount    Capital        Stage        Warrants
                                                               -------  -----------  ------  -----------   ------------   ---------

Balance, December 31, 2001 (Restated)                                   403,296,863   4,033   43,877,955    (39,777,166)   (662,748)

Sale of common stock, for cash                                 $0.1109   17,486,491     175    1,938,813             --          --
Sale of common stock, for cash                                  0.1400   22,532,001     225    2,840,575             --          --
Sale of common stock, for cash                                  0.1500    9,999,999     100    1,499,900             --          --
Issuance of common stock, conversion of debt                    0.1100      909,091       9       99,991             --          --
Issuance of common stock, conversion of debt                    0.1539    1,299,545      13      199,987             --          --
Warrant costs, termination agreement                                             --      --      190,757             --          --
Warrant costs, issued with sale of common stock, for cash                        --      --       36,086             --          --
Expenses of stock issuance                                                       --      --      (50,160)            --     (36,087)
Warrants granted for consulting services                                         --      --      107,382             --          --
Credit arising from modification of option terms                                 --      --      177,963             --          --
Amortization of warrant costs, equity line of credit                             --      --           --             --     407,660
Beneficial conversion feature, May debenture                                     --      --       55,413             --          --
Beneficial conversion feature, July debentures                                   --      --      166,515             --          --
Net loss, year ended December 31, 2002                                           --      --           --     (9,321,065)         --
                                                                        -----------  ------  -----------   ------------   ---------

Balance, December 31, 2002 (Restated)                                   455,523,990  $4,555  $51,141,177   $(49,098,231)  $(291,175)
                                                                        ===========  ======  ===========   ============   =========

                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO MARCH 31, 2003


                                                                  Common Stock                           Deficit
                                                           ----------------------------                Accumulated
                                                           Amount                        Additional    during the      Discount
                                                            Per                            Paid-In     Development        on
                                                           Share      Shares     Amount    Capital        Stage        Warrants
                                                           ------  -----------   ------  -----------   ------------   ---------

Balance, December 31, 2002 (Restated)                              455,523,990   $4,555  $51,141,177   $(49,098,231)  $(291,175)

Sale of common stock, for cash                            $0.0800   13,750,000      137    1,099,863
Issuance of common stock, conversion of debt               0.1000    4,105,754       41      410,685             --          --
Issuance of common stock, conversion of debt               0.1818      562,865        6      102,323             --          --
Issuance of common stock, for services rendered            0.0790      100,000        1        7,899
Expenses of stock issuance                                                  --       --      (52,227)            --      36,385
Amortization of warrant costs, equity line of credit                                                                    101,915
Litigation settlement  -cash and stock                                                    (1,097,407)
Options granted for consulting services                                                       23,657

Net loss, Three Months Ended March 31, 2003                                 --       --           --     (1,769,926)         --
                                                                   -----------   ------  -----------   ------------   ---------

Balance, March 31, 2003 (Restated)                                 474,042,609   $4,740  $51,635,970   $(50,868,157)  $(152,875)
                                                                   ===========   ======  ===========   ============   =========

                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                        Inception
                                                                                          Three Months Ended          (February 20,
                                                                                               March 31,                 1984) to
                                                                                     ----------------------------        March 31,
                                                                                        2003             2002              2003
                                                                                     -----------      -----------      ------------
                                                                                      (Restated)       (Restated)
Cash Flows from Operating Activities:
   Net loss                                                                          $(1,769,926)     $(2,733,616)     $(50,868,157)
                                                                                     -----------      -----------      ------------
   Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation                                                                    241,701          233,309         2,680,364
         Amortization of debt issuance costs                                              12,854            4,185           841,491
         Amortization of deferred interest cost on beneficial                                                                    --
            conversion feature of convertible debenture                                   50,393               --         4,233,188
         Amortization of discount on warrants                                            101,915          101,915         1,266,307
         Amortization of discount on warrants -consulting services                                                          230,249
         Amortization of deferred compensation cost                                           --               --           760,500
         Issuance of common stock for debenture interest                                  14,795               --           134,432
         Issuance of common stock for services                                                --               --         1,586,000
         Compensation expense for options and warrants                                    23,657               --         3,288,465
         Changes in operating assets and liabilities:                                                                            --
            Increase in other current assets                                             (50,607)         (41,748)         (195,918)
            Increase in other assets                                                     (92,261)         (54,876)       (1,727,450)
            Increase (decrease) in accounts payable and  accrued liabilities             334,252          (80,015)          895,159
                                                                                     -----------      -----------
                  Total adjustments                                                      636,699          162,770        13,992,787
                                                                                     -----------      -----------
                  Net cash used by operating activities                               (1,133,227)      (2,570,846)      (36,875,370)
                                                                                     -----------      -----------

Cash Flows from Investing Activities:
   Purchase of investments                                                                    --               --        (6,292,979)
   Proceeds from sale of investments                                                          --               --         6,292,979
   Disposal (Acquisition) of property and equipment                                        4,929          (42,835)       (4,318,455)
                                                                                     -----------      -----------
                  Net cash provided (used) by investing activities                         4,929          (42,835)       (4,318,455)
                                                                                     -----------      -----------      ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of convertible debt                                                 --        1,500,000        11,500,000
   Proceeds from sale of securities, net of issuance costs                             1,093,465               --        30,623,151
   Proceeds from common stock subscribed but not issued                                 (883,900)              --                --
   Payments under capital lease                                                          (39,308)         (45,622)         (349,336)
   Payments on note payable                                                               (6,593)          (5,793)          (87,869)
   Recovery of subscription receivable written off                                            --               --            19,000
                                                                                     -----------      -----------      ------------
                  Net cash provided by financing activities                              163,664        1,448,585        41,704,946
                                                                                     -----------      -----------      ------------

Net Increase (Decrease)  in Cash and Cash Equivalents                                   (964,634)      (1,165,096)         (964,634)

Cash and Cash Equivalents, Beginning                                                   1,475,755        1,499,809         1,475,755
                                                                                     -----------      -----------      ------------

Cash and Cash Equivalents, Ending                                                    $   511,121      $   334,713      $    511,121
                                                                                     ===========      ===========      ============

Supplemental Disclosure of Non-Cash Financing Activities:
   Cash paid during the period for interest                                          $     6,810      $     3,997
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

NOTE 2.  GOING CONCERN

         As indicated in the accompanying financial statements, the Company has suffered accumulated net losses of $50,868,157 since inception and is dependent upon registration of Product R for sale before it can begin commercial operations. The Company's cash position is inadequate to pay all the costs associated with operations and the full range of testing and clinical trials required by the FDA. Unless and until Product R is approved for sale in the United States or another industrially developed country, the Company will be dependent upon the continued sale of its securities, debt or equity financing for funds to meet its cash requirements. The foregoing issues raise substantial doubt about the Company's ability to continue as a going concern.

         Management intends to continue to sell the Company's securities in an attempt to meet its cash flow requirements; however, no assurance can be given that equity or debt financing, if and when required, will be available.

NOTE 3.  RESTATEMENT OF FINANCIAL STATEMENTS

         The accompanying financial statements for the three months ending March 31, 2003 and 2002 have been restated to reflect changes in accounting for warrants issued in connection with equity transactions as well as options issued to the Board of Directors and employees (on a pro-forma basis only) and its Advisory Board. The restatement resulted in expense which increases the previously reported net loss for the three months ending March 31, 2003 by approximately $20,000. For the three months ended March 31, 2002, the restatement resulted in income of approximately $242,000 which decreased the previously reported net loss.

         Basic and diluted net loss per common share on operations remained the same for the three months ended March 31, 2003 and 2002. The Company's deficit accumulated during the development stage was reduced by $2,885,381 and $2,039,574 for the three months ended March 31, 2003 and the year ended December 31, 2002, respectively. The restatement did not impact the Company's net cash in investing and financing activities and net cash used in operating activities remained unchanged, however, certain components within operating activities consisting of amortization of deferred interest cost, discount on warrants and compensation expense for options and warrants, were restated for the three months ended March 31, 2003 and 2002.

                                                    AS OF MARCH 31, 2003                    AS OF DECEMBER 31, 2002
                                            -------------------------------------     ------------------------------------
                                            AS REPORTED   ADJUSTMENT   RESTATED       AS REPORTED  ADJUSTMENT   RESTATED
                                            -----------   ----------  -----------     -----------  ----------  -----------
 ASSETS
 Current Assets                                $847,334                  $847,334      $1,770,251              $ 1,770,251
 Property and Equipment, net                  2,006,377                 2,006,377       2,244,118                2,244,118
 Other Assets                                 1,011,067                 1,011,067         931,660                  931,660
                                            -----------               -----------     -----------              -----------
      Total assets                          $ 3,864,778               $ 3,864,778     $ 4,946,029              $ 4,946,029
                                            ===========               ===========     ===========              ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities                          2,082,468                 2,082,468         684,591                  684,591
 Long-Term Debt:
 Convertible debenture-net                    1,184,765      (22,133)   1,162,632       1,658,231     (47,732)   1,610,499
 Capital lease obligation                                                                   5,834                    5,834
 Note payable                                                                               4,879                    4,879
                                            -----------   ----------  -----------     -----------  ----------  -----------
      Total long-term debt                    1,184,765      (22,133)   1,162,632       1,668,944     (47,732)   1,621,212
                                            -----------   ----------  -----------     -----------  ----------  -----------
                                                                                      -----------  ----------  -----------
 Common stock subscribed but not issued                                                   883,900                  883,900
                                                                                      -----------  ----------  -----------

 Stockholders' Equity
 Common stock                                     4,740                     4,740           4,555                    4,555
 Additional paid-in capital                  56,130,347   (4,494,377)  51,635,970      57,530,605  (6,389,428)  51,141,177
 Deficit accumulated during development
   stage                                    (52,887,259)   2,019,102  (50,868,157)    (51,137,805)  2,039,574  (49,098,231)
 Discount on warrants                        (2,650,283)   2,497,408     (152,875)     (4,688,761)  4,397,586     (291,175)
                                            -----------   ----------  -----------     -----------  ----------  -----------
 Total stockholders' equity                     597,545       22,133      619,678       1,708,594      47,732    1,756,326
                                            -----------   ----------  -----------     -----------  ----------  -----------
      Total liabilities and stockholders'
         equity                             $ 3,864,778   $       --  $ 3,864,778     $ 4,946,029  $       --  $ 4,946,029
                                            ===========   ==========  ===========     ===========  ==========  ===========

                                            THREE MONTHS ENDED MARCH 31, 2003           THREE MONTHS ENDED MARCH 31, 2002
                                         ----------------------------------------    ---------------------------------------
                                         AS REPORTED     ADJUSTMENT    RESTATED      AS REPORTED   ADJUSTMENT     RESTATED
                                        ------------     ----------   -----------    -----------   ----------   ------------
Revenues                                $         --                 $         --   $         --                $         --
                                        ------------     --------    ------------   ------------   --------     ------------
Costs and Expenses:
   Research and development                  457,910           --         457,910      1,661,173         --        1,661,173
   General and administrative                863,202           --         863,202        691,071         --          691,071
   Compensation and other expense for
     options and warrants                                 125,572         125,572             --    101,915          101,915
   Depreciation                              237,740           --         237,740        228,097         --          228,097
                                        ------------     --------    ------------   ------------   --------     ------------
Loss from Operations                       1,558,852      125,572       1,684,424      2,580,341    101,915        2,682,256
                                        ------------     --------    ------------   ------------   --------     ------------
Other Income (Expense):
   Interest income                             6,189                        6,189          2,071                       2,071
   Other income                                   --           --              --
   Interest expense                         (187,139)     105,100         (82,039)      (252,802)   241,807          (10,995)
   Severance expense - former directors           --                                          --
                                        ------------     --------    ------------   ------------   --------     ------------
                                            (180,950)     105,100         (75,850)      (250,731)   241,807           (8,924)
                                        ------------     --------    ------------   ------------   --------     ------------

Loss from Continuing Operations           (1,739,802)     (20,472)     (1,760,274)    (2,831,072)   139,892       (2,691,180)
Loss from Discontinued Operations             (9,652)                      (9,652)       (42,436)                    (42,436)
                                        ------------     --------    ------------   ------------   --------     ------------
Net Loss                                  (1,749,454)     (20,472)     (1,769,926)    (2,873,508)   139,892       (2,733,616)
                                        ============     ========    ============   ============   ========     ============

Net Loss Per Share of Common
   Stock -  Basic and Diluted
       Continuing Operations                   (0.00)       (0.00)          (0.01)                                     (0.01)
       Discontinued Operations                 (0.00)       (0.00)          (0.00)                                     (0.00)

Weighted average                         469,468,368                  469,468,368    406,815,381                 406,815,381

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

         an agreement relating to co-marketing pursuant to which one or more third parties commit to make payments to the Company of at least $15 million. On September 4, 2001, the Company received an IND number from the FDA. Therefore, of the $100,000 described above, $25,000 was paid as of December 31, 2001 with an additional $25,000 paid through September 30, 2002. No further payments have been made to date. The Agreement also provides for previously issued options to acquire 23,000,000 shares of common stock at $0.27 per option share to be immediately vested as of the date of this agreement and are exercisable until February 17, 2008. The fair value of these options was estimated to be $5,328,441 ($0.2317 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; a risk free interest rate of 6% and an expected life of 32 months. The Company recognized the $5,328,441 fair value of the options as compensation expense on a pro-forma basis in May 2000 based upon the vesting terms of the employment agreement.

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

         In September 2002, the Company granted to Sidney Pestka, M.D., a member of the Scientific Advisory Board, options to purchase 250,000 shares of common stock at an exercise price of $0.14 per share, which options are exercisable 25% immediately, 25% on December 18, 2002, 25% on March 18. 2003 and 25% on June 18, 2003 through September 17, 2010. The fair value of the options was estimated to be $30,462 ($0.1218 per option) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 127%; a risk free interest rate of 4.38% and an expected holding period of eight years. This amount will be charged to compensation and other expense for options and warrants at each vesting period.

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

         options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 114%; a risk free interest rate of 4.14% and an expected holding period of eight years. This amount will be charged to compensation expense for options and warrants based on the vesting period of the options.

         BOARD OF DIRECTORS

         In May 2002, the Company granted an aggregate of 4,150,000 options to purchase shares of the Company's Common stock to certain Members of the Board of Directors and various committees of the Board of Directors. The exercise price was $0.12 per share exercisable 25% immediately, 25% on June 20, 2002, 25% on September 20, 2002 and 25% on December 20, 2002 through May 5, 2010. The fair value of the these options was estimated to be $455,249 ($0.1097 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 115%; a risk free interest rate of 4.88% and an expected life of eight years. The Company will recognize 25% of the fair value of the options as compensation expense on a pro-forma basis at each vesting period.

         In June 2002, the Company granted to Roy S. Walzer, a member of the Board of Directors and member of various committees of the Board, options to purchase 528,800 shares of common stock at an exercise price of $0.295 per share, which options are exercisable 25% immediately, 25% on September 10, 2002, 25% on December 10, 2002 and 25% on March 10, 2003 through June 9, 2010. The fair value of the these options was estimated to be $140,608 ($0.2659 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 115%; a risk free interest rate of 4.88% and an expected life of eight years. The Company will recognize 25% of the fair value of the options as compensation expense on a pro-forma basis at each vesting period.

         In July 2002, the Company granted to Paul Bishop, a member of the Board of Directors, options to purchase 238,356 shares of common stock at an exercise price of $0.17 per share, which options are exercisable 25% immediately, 25% on October 29, 2002, 25% on January 29, 2003 and 25% on April 29, 2003 through July 28, 2010. The fair value of the these options was estimated to be $38,509 ($0.1616 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 133%; a risk free interest rate of 4.38% and an expected life of eight years. The Company will recognize 25% of the fair value of the options as compensation expense on a pro-forma basis at each vesting period.

         OPTIONS GRANTED TO MEMBERS OF THE BOARD OF DIRECTORS AND ADVISORY BOARDS (Continued)

         BOARD OF DIRECTORS (Continued)

         In September 2002, the Company granted to Richard Kent, a member of the Board of Directors, and member of various committees of the Board options to purchase 241,096 shares of common stock at an exercise price of $0.14 per share, which options are exercisable 25% immediately, 25% on December 24, 2002, 25% on March 24, 2003 and 25% on June 24 2003
         through September 23, 2010. The fair value of the these options was estimated to be $29,377 ($0.1218 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 127%; a risk free interest rate of 4.38% and an expected life of eight years. The Company will recognize the fair value of the options as compensation expense on a pro-forma basis recognizing 25% of the fair value at each vesting period. During February 2003, Richard S. Kent resigned from the Company's Board of Directors. Under the terms of his option agreements he is entitled to exercise options to purchase 394,437 shares of the Company's common stock until February 2006.

         In December 2002, the Company granted an aggregate of 10,600,000 options to purchase shares of the Company's Common stock to certain Members of the Board of Directors and various committees of the Board of Directors. The exercise price was $0.075 per share are exercisable 25% on March 20, 2003, 25% on June 20, 2003, 25% on September 20, 2003
         and 25% on December 20, 2003 through December 20, 2010. The fair value of the options was estimated to be $773,042 ($0.0729 per option) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 114%; a risk free interest rate of 4.14% and an expected holding period of eight years. The Company will recognize the 25% of the fair value of the options as compensation expense on a pro-forma basis at each vesting period.

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

         OPTIONS GRANTED TO MEMBERS OF THE BOARD OF DIRECTORS AND ADVISORY BOARDS (Continued)

         BOARD OF DIRECTORS (Continued)

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                        2003             2002
                                                                     -----------      -----------
                     Net loss as reported                            $(1,769,926)     $(2,631,701)
                     Total stock-based compensation
                       expense determined under fair value
                       based method for all awards, net of
                       related tax effects                              (230,842)          (6,597)
                                                                     -----------      -----------
                     Pro forma net loss                              $(2,000,768)     $(2,638,298)
                                                                     ===========      ===========

                     Earnings per share - basic and diluted:
                        As reported                                  $     (0.00)     $     (0.01)
                                                                     ===========      ===========
                        Pro forma                                    $     (0.00)     $     (0.01)
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

         During May 2003, the Company entered into settlement and mutual release agreements with the parties involved in both the Florida and New York litigation, which, among other things, dismissed the lawsuits with prejudice, and Alpha Capital separately dismissed its lawsuit with prejudice Pursuant to the agreements, in exchange for release by the parties to the lawsuits and certain parties to the September 2002 financing of their rights to exercise the warrants issued in the September 2002 financing, we issued an aggregate of 947,000 shares of our common stock and agreed to pay an aggregate of $1,047,891 to such parties, of which $25,000 was paid as of March 31, 2003, $701,463 was paid subsequent to quarter end, and of which $321,428 shall be paid in five equal monthly installments until September 2003.

NOTE 5.  SECURITIES PURCHASE AGREEMENTS

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

         On September 10, 2002, the Company issued and sold an aggregate of 21,500,000 shares of its common stock pursuant to a securities purchase agreement with certain institutional investors for total proceeds of approximately $3,010,000, or $0.14 per share, along with warrants to purchase 16,125,000 shares of the Company's common stock at an exercise price of $0.25 per share, subject to adjustment, as described below. In addition, pursuant to a placement agent agreement with H. C. Wainwright & Co., Inc. ("HCW"), the Company paid HCW a placement fee of $150,500 cash and issued to HCW 1,032,000 shares of its common stock. An adjustment provision in the warrants provides that at 60 and 120 trading days following the original issue date of the Warrants, a certain number of warrants shall become exercisable at $0.001. The number of shares for which the warrants are exercisable at $0.001 per share is equal to the positive difference, if any, between (i) $3,010,000 divided by the volume weighted average price ("VWAP") of the Company's common stock for the 60 trading days preceding the First Determination Date and (ii) 21,500,000; provided however, that no adjustment will be made in the event that the VWAP for the 60 trading day period preceding the applicable determination date is $0.14 or greater. In December 2002, the Company filed suite against certain of the investors in connection with the warrant repricing provisions of the agreement (see Note 4 "LITIGATION"). During May 2003, the Company entered into a settlement and mutual release agreements with the parties involved in both the Florida and New York litigation, which, among other things, dismissed the lawsuits with prejudice. Pursuant to the agreements, in exchange for release by the parties to the lawsuits of their rights to exercise the warrants issued in the September 2002 financing, the Company issued an aggregate of 947,000 shares of common stock and agreed to pay an aggregate of $1,047,891 to such parties, of which $25,000 was paid as of March 31, 2003, $701,463 was paid subsequent to quarter end, and of which $321,428 shall be paid in five equal monthly installments until September 2003. The Company recorded a settlement of litigation liability at March 31, 2003 of $1,098,812 which represents cash to be paid to litigants of $1,022,891 and 947,000 shares of common stock to be issued at $0.08 per share totaling $75,921. (See Note 4 "LITIGATION").

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

         SUBSEQUENT FINANCINGS - SECURITIES PURCHASE AGREEMENTS AND CONVERTIBLE DEBENTURE (Continued)

         On April 28, 2003, the Company entered into a securities purchase agreement with Cornell Capital Partners, LP, an institutional investor ("Cornell") to sell up to $2,500,000 of 5% convertible debentures, due April 28, 2008; of which $1,000,000 was purchased on April 28, 2003; $500,000 of convertible debentures will be purchased within 10 business days of the filing of the registration statement with the SEC to register the underlying shares; and $1,000,000 of convertible debentures will be purchased within 20 business days from the date the registration statement is declared effective by the SEC. Pursuant to the agreement, Cornell or its assignees will receive cash compensation equal to 10% of the gross proceeds of the convertible debentures purchased by Cornell, along with warrants to purchase an aggregate of 15,000,000 shares of the Company's common stock at an exercise price of $0.097 commencing on October 28, 2003 through April 28, 2008. In the event the closing bid price of the common stock on the date the Company's registration statement is declared effective by the SEC is less than $0.10, then the Company shall have the right to redeem the last $1,000,000 convertible debenture. The redemption price is the face amount of the convertible debenture. A 10% fee is paid to Cornell on each sale.

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

         The fair value of the Class A warrants was estimated to be $1,019,153 ($0.204 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; a risk free interest rate of 6% and an expected holding period of five years. This amount is being amortized to compensation and other expense for options and warrants over the term of the equity line of credit (30 months).

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

                                                                                 INCEPTION
                                                      THREE MONTHS              (FEBRUARY 20
                                                     ENDED MARCH 31,              1984) TO
                                                ------------------------          MARCH 31,
                                                  2003            2002              2003
                                                -------         --------        ------------
Revenues                                        $    --         $     --         $        --
                                                -------         --------         -----------
Costs and Expenses:
   General and administrative                     5,691           37,224           1,316,041
   Depreciation                                   3,961            5,212             275,459
                                                -------         --------         -----------
                                                  9,652           42,436           1,591,500
                                                -------         --------         -----------
Loss from Operations                             (9,652)         (42,436)         (1,591,500)
Other Income                                         --               --               4,655
                                                -------         --------         -----------
   Discontinued operations                      $(9,652)        $(42,436)        $(1,586,845)
                                                =======         ========         ===========

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

         Since our inception in July 1985, we have been engaged primarily in research and development activities. We have not generated significant operating revenues, and as of March 31, 2003 we had incurred a cumulative net loss of $50,868,157. Our ability to generate substantial operating revenue depends upon our success in gaining FDA approval for the commercial use and distribution of Product R. All of our research and development efforts have been devoted to the development of Product R.

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

RESULTS OF OPERATIONS

         The accompanying financial statements for the three months ending March 31, 2003 and 2002 have been restated to reflect changes in accounting for warrants issued in connection with equity transactions as well as options issued to the Board of Directors and employees (on a pro-forma basis only) and its Advisory Board. The restatement resulted in expense which increases the previously reported net loss for the three months ending March 31, 2003 by approximately $20,000. For the three months ended March 31, 2002, the restatement resulted in income of approximately $242,000 which decreased the previously reported net loss.

         Basic and diluted net loss per common share on operations remained the same for the three months ended March 31, 2003 and 2002. Our deficit accumulated during the development stage was reduced by $2,885,381 and $2,039,574 for the three months ended March 31, 2003 and the year ended December 31, 2002, respectively. The restatement did not impact our net cash in investing and financing activities and net cash used in operating activities remained unchanged, however, certain components within operating activities consisting of amortization of deferred interest cost, discount on warrants and compensation expense for options and warrants, were restated for the three months ended March 31, 2003 and 2002.

         For the three months ended March 31, 2003, we incurred losses from continuing operations of approximately $1,770,000 vs. $2,632,000 for the three months ended March 31, 2002. Our current losses were attributable primarily to:

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses decreased in the three months ended March 31, 2003 to approximately $458,000 vs. approximately $1,661,000 during the three months ended March 31, 2002. We have reduced our research and development activities to include only research performed in Israel. As such, allocations for research and development related expenses such as salaries, benefits, rent and utilities at our headquarters in Yonkers, New York, which were made for the quarter ended March 31, 2002, were not made for the quarter ended March 31, 2003, with the exception of our Chief Scientific Officer, who is also our Chief Executive Officer, who allocates approximately 30% of his time to oversight of our clinical trials and therefore approximately $31,000 of his compensation has been allocated to research and development expense with the balance allocated to general and administrative expense for the quarter ended March 31, 2003. The decrease in research and development expenses primarily resulted from:

         - allocation of research and development expenditures relating to salaries and benefits of approximately $31,000 were made for the three months ended March 31, 2003 vs. approximately $492,000 for salaries and benefits and approximately $73,000 for rent and utilities allocated to research and development during the first quarter ended March 31, 2002;

         - expenditures in connection with Product R research in Israel were $412,000 for the three months ended March 31, 2003 vs. $40,000 for the three months ended March 31, 2002, which increase was attributable to payments of approximately $299,000 made to EnviroGene, $44,000 made to Quintiles Israel Ltd. and $40,000 made to the Weizmann Institute of Science;

         - consulting expenses payable to GloboMax LLC in connection with the preparation and filing with the FDA of the IND for Product R were $0 for the three months ended March 31, 2003 vs. $910,000 for the three months ended March 31, 2002; and

         - expenditures for laboratory supplies were $0 for the three months ended March 31, 2003 vs. $136,000 for the three months ended March 31, 2002;

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased to approximately $863,000 for the three months ended March 31, 2003 vs. $691,000 for the three months ended March 31, 2002. The increase in general and administrative expenses primarily resulted from:

         - increased professional fees of approximately $295,000 for the three months ended March 31, 2003 vs. $176,000 for the three months ended March 31, 2002, which increase was primarily attributable to certain legal fees for litigation ($193,000 for the three months ended March 31, 2003 vs. $0 for the three months ended March 31, 2002) (See "Legal Proceedings");

         - increased payroll and related expenses of approximately $267,000 for the three months ended March 31, 2003 vs. $223,000 for the three months ended March 31, 2002, which increase is attributable to the allocation of staff from research and development functions. Currently, salaries and benefits are recorded as general and administrative expense with the exception of our Chief Scientific Officer, who is also our Chief Executive Officer, who allocates approximately 30% of his time to oversight of our clinical trials. Therefore, approximately $31,000 of his compensation has been allocated to research and development expense and the balance of $71,000 has been allocated to general and administrative expense for the quarter ended March 31, 2003. Payroll and related expenses for March 31, 2002 before allocation to research and development was approximately $715,000. Before allocations, payroll and related expenses decreased to $298,000 for the three months ended March 31, 2003 vs. $715,000 for the three months ended March 31, 2002 due to a reduction of personnel during 2002 from 35 as of March 31, 2002 to 10 employees as of March 31, 2003;

         - increased rent and utility expenses of approximately $104,000 for the three months ended March 31, 2003 vs. $18,000 for the three months ended March 31, 2002, which increase is attributable to the allocation of rent and utilities from research and development expense to general and administrative expense. Currently, all rent and utilities expenses are recorded as general and administrative expense. Rent and utility expenses for March 31, 2002 before allocation to research and development was approximately $92,000.

         COMPENSATION AND OTHER EXPENSE FOR OPTIONS AND WARRANTS. Compensation expense was approximately $126,000 and $0 for the three months ended March 31, 2003 vs. March 31, 2002, which amounts are based on the fair value of options using the Black-Scholes Pricing Model. We had compensation expense of approximately $24,000 and amortized $102,000 of warrant costs relating to a private equity line of credit issued in 2001 using the Black-Scholes Pricing Model.

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

         Our losses during the three months ended March 31, 2003 are also due to interest expense of approximately $82,000 vs. $11,000 for the three months ended March 31, 2002. Included in the interest expense are:

         - the beneficial conversion feature on certain convertible debentures of approximately $25,000 for the three months ended March 31, 2003 vs. $0 for the three months ended March 31, 2002;

         - interest expense associated with certain convertible debentures of approximately $15,000 for the three months ended March 31, 2003 vs. $0 for the three months ended March 31, 2002;

         - amortization of discount on certain warrants of approximately $29,000 for the three months ended March 31, 2003 vs. $0 for the three months ended March 31, 2002; and

         - amortization of loan costs of approximately $13,000, for the three months ended March 31, 2003 vs. $4,000 for the three months ended March 31, 2002.

         LOSS FROM CONTINUING OPERATIONS. Losses from continuing operations for the three months ended March 31, 2003 was approximately $1,760,000 vs. approximately $2,589,000 for the three months ended March 31, 2002. The decrease resulted primarily from a reduction in expenses associated with a reduction of personnel during 2002 from 33 to 10 employees, conclusion of a consulting contract with Globomax relating to research and development, and concentrating all research and development activities on clinical trials and research in Israel.

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

         During the three months ended March 31, 2003, we used cash of approximately $1,133,000 for operating activities, as compared to approximately $2,571,000 during the three months ended March 31, 2002. During the three months ended March 31, 2003, our expenses included:

         - approximately $298,000 for payroll and related costs primarily for administrative staff, scientific personnel and executive officers;

         - approximately $295,000 for other professional and consulting fees, including $193,000 for legal fees relating to litigation. (See "Legal Proceedings");

         -        approximately $91,000 for insurance costs;

         - approximately $104,000 for rent and utilities for our Yonkers facility; and

         - approximately $402,000 for expenditures for Product R research in Israel.

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

                                                                                          PURCHASE PRICE
                                                             CONVERTIBLE /                CONVERSION PRICE /      MATURITY DATE /
DATE ISSUED     GROSS PROCEEDS    SECURITY ISSUED            EXERCISABLE INTO             EXERCISE PRICE          EXPIRATION DATE
-----------     --------------    ----------------------     -------------------------    ------------------      ---------------
Jul-01          $1,000,000        common stock                       3,125,000 shares     $0.32 per share         n/a
Jul-01          $  490,000        common stock                       1,225,000 shares     $0.40 per share         n/a
                                  warrants                             367,500 shares     $0.48 per share         7/27/2006
                                                                       367,500 shares     $0.56 per share
Aug-01          $  600,000        common stock                       2,000,000 shares     $0.30 per share         n/a
Sep-01          $1,000,000        common stock                       6,666,667 shares     $0.15 per share         n/a
Dec-01          $2,000,000        common stock                       7,407,407 shares     $0.27 per share         n/a
Dec-01          $  410,000        common stock                       1,518,519 shares     $0.27 per share         n/a
Dec-01          $  200,000        common stock                         740,741 shares     $0.27 per share         n/a
Feb-02          $  500,000        common stock                       3,333,333 shares     $0.15 per share         n/a
Feb-02          $  500,000        common stock                       3,333,333 shares     $0.15 per share         n/a
Mar-02          $  500,000        common stock                       3,333,333 shares     $0.15 per share         n/a
Apr-02          $1,939,000        common stock                      17,486,491 shares     $0.11089 per share      n/a
May-02          $  500,000        convertible debenture      Approx. 4,412,000 shares     (1)                     5/30/2004
May-02          consulting        warrants                           1,000,000 shares     $0.18 per share         5/30/2008
                services
Jul-02          $1,000,000        convertible debenture      Approx. 9,350,000 shares     (2)                     7/3/2004
Jul-02          $  500,000        convertible debenture      Approx. 4,588,000 shares     (3)                     7/15/2004
Sep-02          $3,010,000        common stock                      21,500,000 shares (4) $0.14 per share         n/a
                                  common stock                         947,000 shares (5) $0.08 per share         n/a
Dec-2002 &      $1,100,000        common stock                      13,750,000 shares     $0.08 per share         n/a
Mar-03                            warrants                           9,075,000 shares     $0.12 per share         12/2007 - 3/2008
Apr-May 2003    $  562,000        common stock                       7,025,000 shares     $0.08 per share         n/a
                                  warrants                           4,445,875 shares     $0.12 per share         4/2004 - 4/2008
Apr-03          $1,000,000        convertible debenture     Approx. 12,500,000 shares     (6)                     Apr-08
                                  warrants                          15,000,000 shares     $0.097 per share (7)    Apr-08

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

(4)      (4)    Does not include an additional 1,032,000 shares of common stock
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

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS.  The following Exhibits are filed with this Report:

                  Exhibit No.   Description
                  -----------   -----------
                  10.1          Securities Purchase Agreement dated as of April 28, 2003
                                between the Registrant and Cornell Capital Partners, LP. *

                  10.2          5% Convertible Debenture dated April 28, 2003. *

                  10.3          Warrant dated April 28, 2003 to purchase 15,000,000 shares of common stock at an exercise price of $0.097 per share. *

                  10.4          Registration Rights Agreement dated as of April 28, 2003
                                between the Registrant and Cornell Capital Partners, LP. *

                  10.5          Equity Line of Credit Agreement dated as of April 28, 2003 between the Registrant and Cornell Capital Partners, LP. *

                  10.6          Registration Rights Agreement dated as of April 28, 2003
                                between the Registrant and Cornell Capital Partners, LP. *

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

---------------
* Exhibits were filed with the Form 10-Q for the period ended March 31, 2003 filed on May 14, 2003 (File No. 33-2262-A).

         (b) REPORTS ON FORM 8-K. None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ADVANCED VIRAL RESEARCH CORP.


Date: December 18, 2003        By: /s/ ALAN V. GALLANTAR
                                   ---------------------------------------------
                               Alan V. Gallantar, Chief Financial Officer
                               (Principal Financial and Accounting Officer)


                               By: /s/ ELI WILNER
                                   ---------------------------------------------
                               Eli Wilner, President and Chief Executive Officer