Form 10-Q/A
period 2003-06-30
ADVANCED VIRAL RESEARCH CORP
filed 2003-12-19
CIK 786623

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

                                       OR

                             [ ] TRANSITION REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                       to
                               ----------------------    ----------------------

                        Commission File Number 33-2262-A

                         ADVANCED VIRAL RESEARCH CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            59-2646820
           --------                                            ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

200 Corporate Boulevard South, Yonkers, New York                        10701
------------------------------------------------                        -----
   (Address of principal executive offices)                            Zip Code

                                 (914) 376-7383
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of the registrant's Common Stock outstanding as of the close of business on August 14, 2003: 485,047,136.

-------------------------------------------------------------------------------

                         ADVANCED VIRAL RESEARCH CORP.
                                  FORM 10-Q/A

                                 JUNE 30, 2003

                                EXPLANATORY NOTE


Advanced Viral Research Corp. is filing this Quarterly Report on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 which was originally filed with the Securities and Exchange Commission (the "SEC") on August 14, 2003. This Quarterly Report on Form 10-Q/A amends Item 1 "Consolidated Financial Statements", and Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations", contained in Part I "Financial Information" and Item 6 "Exhibits and Reports on Form 8-K" contained in Part II "Other Information" of the original Quarterly Report.


The Company is filing this Quarterly Report on Form 10-Q/A in response to comments received from the Securities and Exchange Commission relating to the Company's Registration Statement on Form S-1 (File No. 333-107178), which included certain of the information included in the original Quarterly Report on Form 10-Q. The financial statements included in this Quarterly Report on Form 10-Q/A have been restated to reflect changes in accounting for warrants issued in connection with equity transactions as well as options issued to the Company's Board of Directors, employees (on a pro-forma basis only) and our advisory board. The restatement does not impact the Company's net cash in investing and financing activities or net cash used in operating activities. However, certain components within operating activities, specifically, amortization of deferred interest cost, discount on warrants and compensation expense for options and warrants, are being restated. Unless otherwise stated, all information contained in this amendment is as of August 14, 2003, the filing date of the original Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.


This Form 10-Q/A is hereby amended as described above, and for convenience of reference is restated in its entirety as set forth herein (except that exhibits previously filed with the Form 10-Q are not being refiled in this Form 10-Q/A).

                               TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION ........................................................         1
   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (unaudited) .............................         1
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND ...........        40
           RESULTS OF OPERATIONS .....................................................        40
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ................        50
   ITEM 4. CONTROLS AND PROCEDURES ...................................................        51

PART II. OTHER INFORMATION ...........................................................        52
   ITEM 1. LEGAL PROCEEDINGS .........................................................        52
   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS .................................        52
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES ...........................................        52
   ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS .........................        52
   ITEM 5. OTHER INFORMATION .........................................................        52
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..........................................        52

SIGNATURES ...........................................................................        53

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

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS


                                                                           June 30,               December 31,
                                                                             2003                    2002
                                                                         ------------             ------------
                                                                          (Unaudited)              (Audited)
                                                                           Restated                 Restated

ASSETS
Current Assets:
   Cash and cash equivalents                                             $    115,045             $  1,475,755
   Prepaid insurance                                                           98,742                   86,368
   Assets held for sale                                                       157,406                  172,601
   Other current assets                                                        14,106                   35,527
                                                                         ------------             ------------
         Total current assets                                                 385,299                1,770,251

Property and Equipment, Net                                                 1,769,254                2,244,118

Other Assets                                                                1,158,724                  931,660
                                                                         ------------             ------------
         Total assets                                                    $  3,313,277             $  4,946,029
                                                                         ============             ============


LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
   Accounts payable                                                           995,933                  417,061
   Accrued liabilities                                                        164,886                  137,646
   Current portion of capital lease obligation                                 42,738                  104,719
   Current portion of note payable                                             16,659                   25,165
                                                                         ------------             ------------
         Total current liabilities                                          1,220,216                  684,591
                                                                         ------------             ------------

Long-Term Debt:
   Convertible debenture, net                                               1,635,483                1,610,499
   Capital lease obligation                                                        --                    5,834
   Note payable                                                                    --                    4,879
                                                                         ------------             ------------
        Total long-term debt                                                1,635,483                1,621,212
                                                                         ------------             ------------

Common Stock Subscribed but not Issued                                        125,000                  883,900
                                                                         ------------             ------------

Commitments, Contingencies and Subsequent Events                                   --                       --
                                                                         ------------             ------------

Stockholders' (Deficit) Equity:
   Common stock; 1,000,000,000 shares of $.00001 par value
      authorized, 483,484,636 and 455,523,990 shares issued
       and outstanding                                                          4,834                    4,555
   Additional paid-in capital                                              53,425,598               51,141,177
   Deficit accumulated during the development stage                       (52,546,991)             (49,098,231)
   Discount on warrants                                                      (550,863)                (291,175)
                                                                         ------------             ------------
         Total stockholders' (deficit) equity                                 332,578                1,756,326
                                                                         ------------             ------------
         Total liabilities and stockholders' (deficit) equity            $  3,313,277             $  4,946,029
                                                                         ============             ============

                See notes to consolidated financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                                                 Inception
                                                 Three Months Ended                Six Months Ended            (February 20,
                                                       June 30,                       June 30,                   1984) to
                                           -----------------------------     -----------------------------        June 30,
                                               2003             2002            2003             2002              2003
                                           ------------     ------------     ------------     ------------     ------------
                                             Restated         Restated        Restated         Restated

Revenues                                   $         --     $         --     $         --     $         --     $    231,892
                                           ------------     ------------     ------------     ------------     ------------

Costs and Expenses:
   Research and development                     389,100          878,093          847,010        2,539,266       19,162,426
   General and administrative                   805,014          659,148        1,668,216        1,350,219       19,262,693
   Compensation and other expense for
      options and warrants                      132,597          667,582          258,169          769,497        4,581,405
   Depreciation                                 237,284          231,214          475,024          459,311        2,348,149
                                           ------------     ------------     ------------     ------------
                                              1,563,995        2,436,037        3,248,419        5,118,293       45,354,673
                                           ------------     ------------     ------------     ------------     ------------

Loss from Operations                         (1,563,995)      (2,436,037)      (3,248,419)      (5,118,293)     (45,122,781)
                                           ------------     ------------     ------------     ------------     ------------

Other Income (Expense):
   Interest income                                1,661            2,752            7,850            4,823          909,285
   Other income                                      --               --               --               --          120,093
   Interest expense                            (109,801)         (26,442)        (191,840)         (37,437)      (6,557,544)
   Severance expense - former directors              --               --               --               --         (302,500)
                                           ------------     ------------     ------------     ------------
                                               (108,140)         (23,690)        (183,990)         (32,614)      (5,830,666)
                                           ------------     ------------     ------------     ------------     ------------

Loss from Continuing Operations              (1,672,135)      (2,459,727)      (3,432,409)      (5,150,907)     (50,953,447)
Loss from Discontinued Operations                (6,699)         (44,524)         (16,351)         (86,960)      (1,593,544)
                                           ------------     ------------     ------------     ------------     ------------

Net Loss                                   $ (1,678,834)    $ (2,504,251)    $ (3,448,760)    $ (5,237,867)    $(52,546,991)
                                           ============     ============     ============     ============     ============

Net Loss Per Common Shares
   Basic and Diluted:
      Continuing operations                $      (0.00)    $      (0.01)    $      (0.01)    $      (0.01)
      Discontinued operations                     (0.00)           (0.00)           (0.00)           (0.00)
                                           ------------     ------------     ------------     ------------
      Net loss                             $      (0.00)    &      (0.01)    $      (0.01)    $      (0.01)
                                           ============     ============     ============     ============
Weighted Average Number of
   Common Shares Outstanding                479,826,716      427,978,535      477,552,231      417,455,420
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

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                  (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2003



                                                           Common Stock                                         Deficit
                                                 --------------------------------                             Accumulated   Deferred
                                                  Amount                            Additional                 during the   Compen-
                                                    Per                              Paid-In    Subscription  Development   sation
                                                   Share    Shares       Amount      Capital     Receivable       Stage       Cost
                                                  ------ -----------  -----------  -----------  ------------  ------------   -------

Balance, December 31, 1993                               236,276,991  $     2,363  $ 3,416,070       $--      $(2,854,076)    $--

Issuance of common stock, for consulting services $0.05    4,750,000           47      237,453        --               --      --
Issuance of common stock, exercise of options      0.08      400,000            4       31,996        --               --      --
Issuance of common stock, exercise of options      0.10      190,000            2       18,998        --               --      --
Net loss, year ended December 31, 1994                            --           --           --        --         (440,837)     --
                                                         -----------  -----------  -----------       ---      -----------     ---

Balance, December 31, 1994                               241,616,991        2,416    3,704,517        --       (3,294,913)     --

Issuance of common stock, exercise of options      0.05    3,333,333           33      166,633        --               --      --
Issuance of common stock, exercise of options      0.08    2,092,850           21      167,407        --               --      --
Issuance of common stock, exercise of options      0.10    2,688,600           27      268,833        --               --      --
Issuance of common stock, for consulting services  0.11    1,150,000           12      126,488        --               --      --
Issuance of common stock, for consulting services  0.14      300,000            3       41,997        --               --      --
Net loss, year ended December 31, 1995                            --           --           --        --         (401,884)     --
                                                         -----------  -----------  -----------       ---      -----------     ---

Balance, December 31, 1995                               251,181,774        2,512    4,475,875        --       (3,696,797)     --
                                                         -----------  -----------  -----------       ---      -----------     ---

                See notes to consolidated financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                  (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2003


                                         Common Stock                                              Deficit
                               --------------------------------                                  Accumulated
                               Amount                               Additional                    during the        Deferred
                                Per                                  Paid-In      Subscription   Development     Compensation
                               Share        Shares       Amount      Capital       Receivable       Stage            Cost
                               ------    -----------     ------     ----------    ------------   -----------     ------------

Balance, December 31, 1995               251,181,774     $2,512     $4,475,875      $    --      $(3,696,797)     $      --

Issuance of common stock,
  exercise of options          $0.05       3,333,334         33        166,634           --               --             --
Issuance of common stock,
  exercise of options           0.08       1,158,850         12         92,696           --               --             --
Issuance of common stock,
  exercise of options           0.10       7,163,600         72        716,288           --               --             --
Issuance of common stock,
  exercise of options           0.11         170,000          2         18,698           --               --             --
Issuance of common stock,
  exercise of options           0.12       1,300,000         13        155,987           --               --             --
Issuance of common stock,
  exercise of options           0.18       1,400,000         14        251,986           --               --             --
Issuance of common stock,
  exercise of options           0.19         500,000          5         94,995           --               --             --
Issuance of common stock,
  exercise of options           0.20         473,500          5         94,695           --               --             --
Issuance of common stock,
  for services rendered         0.50         350,000          3        174,997           --               --             --
Options granted                                   --         --        760,500           --               --       (473,159)
Subscription receivable                           --         --             --      (19,000)              --             --
Net loss, year ended
  December 31, 1996                               --         --             --           --       (1,154,740)            --
                                         -----------     ------     ----------      -------      -----------      ---------

Balance, December 31, 1996               267,031,058      2,671      7,003,351      (19,000)      (4,851,537)      (473,159)
                                         -----------     ------     ----------      -------      -----------      ---------

                See notes to consolidated financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                  (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2003


                                                  Common Stock                                             Deficit
                                        ---------------------------------                                Accumulated
                                        Amount                               Additional                   during the      Deferred
                                         Per                                  Paid-In      Subscription  Development    Compensation
                                        Share         Shares       Amount     Capital       Receivable      Stage           Cost
                                        ------     -----------     ------    ----------    ------------  -----------    ------------

Balance, December 31, 1996                          267,031,058    $2,671    $ 7,003,351     $(19,000)   $(4,851,537)    $(473,159)

Issuance of common stock,
  exercise of options                     $0.08       3,333,333        33        247,633          --              --            --
Issuance of common stock,
  conversion of debt                       0.20       1,648,352        16        329,984          --              --            --
Issuance of common stock,
  conversion of debt                       0.15         894,526         9        133,991          --              --            --
Issuance of common stock,
  conversion of debt                       0.12       2,323,580        23        269,977          --              --            --
Issuance of common stock,
  conversion of debt                       0.15       1,809,524        18        265,982          --              --            --
Issuance of common stock,
  conversion of debt                       0.16         772,201         8        119,992          --              --            --
Issuance of common stock,
  for services rendered                    0.41          50,000        --         20,500          --              --            --
Issuance of common stock,
  for services rendered                    0.24         100,000         1         23,999          --              --            --
Beneficial conversion feature,
  February debenture                                         --        --        413,793          --              --            --
Beneficial conversion feature,
  October debenture                                          --        --      1,350,000          --              --            --
Warrant costs, February debenture                            --        --         37,242          --              --            --
Warrant costs, October debenture                             --        --        291,555          --              --            --
Amortization of deferred
  compensation cost                                          --        --             --          --              --       399,322
Imputed interest on
  convertible debenture                                      --        --          4,768          --              --            --
Net loss, year ended December 31, 1997                       --        --             --          --      (4,141,729)           --
                                                   ------------    ------    -----------     -------     -----------     ---------

Balance, December 31, 1997                          277,962,574     2,779     10,512,767     (19,000)     (8,993,266)      (73,837)
                                                   ------------    ------    -----------     -------     -----------     ---------

                See notes to consolidated financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                  (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2003


                                              Common Stock                                            Deficit
                                     ------------------------------                                 Accumulated
                                     Amount                             Additional                   during the       Deferred
                                      Per                                 Paid-In     Subscription  Development     Compensation
                                     Share       Shares      Amount       Capital      Receivable      Stage            Cost
                                     ------   -----------    ------     ----------    ------------  -----------     ------------

Balance, December 31, 1997                    277,962,574    $2,779     $10,512,767     $(19,000)   $ (8,993,266)    $(73,837)

Issuance of common stock,
  exercise of options                $0.12        295,000         3          35,397          --               --           --
Issuance of common stock,
  exercise of options                 0.14        500,000         5          69,995          --               --           --
Issuance of common stock,
  exercise of options                 0.16        450,000         5          71,995          --               --           --
Issuance of common stock,
  exercise of options                 0.20         10,000        --           2,000          --               --           --
Issuance of common stock,
  exercise of options                 0.26        300,000         3          77,997          --               --           --
Issuance of common stock,
  conversion of debt                  0.13      1,017,011        10         132,990          --               --           --
Issuance of common stock,
  conversion of debt                  0.14      2,512,887        25         341,225          --               --           --
Issuance of common stock,
  conversion of debt                  0.15      5,114,218        51         749,949          --               --           --
Issuance of common stock,
  conversion of debt                  0.18      1,491,485        15         274,985          --               --           --
Issuance of common stock,
  conversion of debt                  0.19      3,299,979        33         619,967          --               --           --
Issuance of common stock,
  conversion of debt                  0.22      1,498,884        15         335,735          --               --           --
Issuance of common stock,
  conversion of debt                  0.23      1,870,869        19         424,981          --               --           --
Issuance of common stock,
  for services rendered               0.21        100,000         1          20,999          --               --           --
Beneficial conversion
  feature, November debenture                          --        --         625,000          --               --           --
Warrant costs, November debenture                      --        --          48,094          --               --           --
Amortization of
  deferred compensation cost                           --        --              --          --               --       59,068
Write off of subscription
  receivable                                           --        --         (19,000)     19,000               --           --
Net loss, year ended
  December 31, 1998                                    --        --              --          --       (4,557,710)          --
                                              -----------    ------     -----------     -------     ------------     --------

Balance, December 31, 1998                    296,422,907     2,964      14,325,076          --      (13,550,976)     (14,769)
                                              -----------    ------     -----------     -------     ------------     --------

                See notes to consolidated financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                  (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2003


                                              Common Stock                                Deficit
                                     ------------------------------                     Accumulated
                                     Amount                              Additional      during the      Deferred    Discount
                                      Per                                 Paid-In       Development    Compensation     on
                                     Share      Shares       Amount       Capital          Stage           Cost      Warrants
                                     ------   -----------    ------     -----------     ------------   ------------  --------

Balance, December 31, 1998                    296,422,907    $2,964     $14,325,076     $(13,550,976)    $(14,769)   $    --

Issuance of common stock,
  securities purchase agreement      $0.16      4,917,276        49         802,451               --          --          --
Issuance of common stock,
  securities purchase agreement       0.27      1,851,852        18         499,982               --          --          --
Issuance of common stock,
  for services rendered               0.22        100,000         1          21,999               --          --          --
Issuance of common stock,
  for services rendered               0.25        180,000         2          44,998               --          --          --
Beneficial conversion feature,
  August debenture                                     --        --         950,036               --          --          --
Beneficial conversion feature,
  December debenture                                   --        --         361,410               --          --          --
Amortization of warrant costs,
  convertible debentures                               --        --             300               --          --        (300)
Warrant costs, related to
  convertible debentures                               --        --                                                    2,455
Warrant costs, August debenture                        --        --          49,964               --          --          --
Warrant costs, December debenture                      --        --           4,267               --          --          --
Amortization of warrant costs,
  securities purchase agreement                        --        --              --               --          --
Amortization of deferred
  compensation cost                                    --        --         (14,769)              --      14,769          --
Credit arising from modification
  of option terms                                      --        --         210,144               --          --          --
Net loss, year ended
  December 31, 1999                                    --        --              --       (6,323,431)         --          --
                                              -----------    ------     -----------     ------------     -------     -------

Balance, December 31,
  1999 (Restated)                             303,472,035     3,034      17,255,858      (19,874,407)         --       2,155
                                              -----------    ------     -----------     ------------     -------     -------

                See notes to consolidated financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                  (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2003


                                                     Common Stock                                    Deficit
                                          ----------------------------------                       Accumulated
                                          Amount                                   Additional       during the      Discount
                                            Per                                     Paid-In        Development        on
                                           Share         Shares       Amount        Capital           Stage         Warrants
                                          -------     -----------     ------      -----------      ------------     --------

Balance, December 31, 1999 (Restated)                 303,472,035     $3,034      $17,255,858      $(19,874,407)     $2,155

Issuance of common stock,
  exercise of options                     $0.1400         600,000          6           83,994                --          --
Issuance of common stock,
  exercise of options                      0.1500       1,600,000         16          239,984                --          --
Issuance of common stock,
  exercise of options                      0.1600         650,000          7          103,994                --          --
Issuance of common stock,
  exercise of options                      0.1700         100,000          1           16,999                --          --
Issuance of common stock,
  exercise of options                      0.2100         792,500          8          166,417                --          --
Issuance of common stock,
  exercise of options                      0.2500       1,000,000         10          246,090                --          --
Issuance of common stock,
  exercise of options                      0.2700         281,000          3           75,867                --          --
Issuance of common stock,
  exercise of options                      0.3600         135,000          1           48,599                --          --
Issuance of common stock,
  exercise of warrants                     0.2040         220,589          2           44,998                --          --
Issuance of common stock,
 exercise of warrants                      0.2448         220,589          2           53,998                --          --
Issuance of common stock,
  exercise of warrants                     0.2750          90,909          1           24,999                --          --
Issuance of common stock,
  exercise of warrants                     0.3300          90,909          1           29,999                --          --
Issuance of common stock,
  conversion of debt                       0.1400      35,072,571        351        4,907,146                --          --
Issuance of common stock,
  conversion of debt                       0.1900       1,431,785         14          275,535                --          --
Issuance of common stock,
  conversion of debt                       0.2000       1,887,500         19          377,481                --          --
Issuance of common stock,
  conversion of debt                       0.3600          43,960         --           15,667                --          --
Issuance of common stock,
  cashless exercise of warrants                           563,597          6          326,153                --          --
Issuance of common stock,
  services rendered                        0.4650         100,000          1           46,499                --          --
Private placement of
  common stock                             0.2200      13,636,357        136        2,999,864                --          --
Private placement of
  common stock                             0.3024       4,960,317         50        1,499,950                --          --
Private placement of
  common stock                             0.4000      13,265,000        133        5,305,867                --          --
Cashless exercise of warrants                                  --         --         (326,159)               --          --
Beneficial conversion
  feature, January Debenture                                   --         --          395,236                --          --
Warrant costs,
  consulting agreement                                         --         --          200,249                --          --
Warrant costs,
  January Debenture                                            --         --           13,418                --          --
Warrant costs, related
  to convertible debentures                                    --         --                                         (2,454)
Recovery of subscription
  receivable previously
  written off                                                  --         --           19,000                --          --
Credit arising from
  modification of
  option terms                                                 --         --        1,901,927                --          --
Net loss, year ended
  December 31, 2000                                            --         --               --        (8,816,192)         --
                                                      -----------     ------      -----------      ------------      ------

Balance, December
  31, 2000 (Restated)                                 380,214,618      3,802       36,349,629       (28,690,599)       (299)
                                                      -----------     ------      -----------      ------------      ------

                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2003


                                                                  Common Stock
                                                        ----------------------------------                 Deficit
                                                                                                         Accumulated
                                                         Amount                             Additional   during the      Discount
                                                          Per                                Paid-In     Development        on
                                                         Share      Shares       Amount      Capital        Stage        Warrants
                                                        -------- ------------ ------------ ------------  ------------  ------------
Balance, December 31, 2000 (Restated)                             380,214,618        3,802   36,349,629   (28,690,599)         (299)

Issuance of common stock, exercise of options           $ 0.2700       40,000            1       10,799            --            --
Issuance of common stock, exercise of options             0.3600       20,000            1        7,199            --            --
Issuance of common stock, cashless exercise of warrants                76,411            1       77,491            --            --
Issuance of common stock, for services rendered           0.3500      100,000            1       34,999            --            --
Sale of common stock, for cash                            0.1500    6,666,667           66      999,933            --            --
Sale of common stock, for cash                            0.3000    2,000,000           20      599,980            --            --
Sale of common stock, for cash                            0.3200    3,125,000           31      999,969            --            --
Sale of common stock, for cash                            0.4000    1,387,500           14      554,986            --            --
Sale of common stock, for cash                            0.2700    9,666,667           96    2,609,904            --            --
Warrant costs, private equity line of credit                                                  1,019,153                  (1,019,043)
Amortization of warrant costs, equity line of credit                                                                        356,594
Cashless exercise of warrants                                              --           --      (77,491)           --            --
Credit arising from modification of option terms                           --           --      691,404            --            --
Net loss, year ended December 31, 2001                                     --           --           --   (11,086,567)           --
                                                                 ------------ ------------ ------------  ------------  ------------

Balance, December 31, 2001 (Restated)                             403,296,863 $      4,033 $ 43,877,955  $(39,777,166) $   (662,748)
                                                                 ============ ============ ============  ============  ============

                 See notes to consolidated financial statements

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2003



                                                                 Common Stock                             Deficit
                                                        ---------------------------------               Accumulated
                                                        Amount                             Additional   during the      Discount
                                                         Per                                Paid-In     Development        on
                                                        Share      Shares       Amount      Capital        Stage        Warrants
                                                       -------- ------------ ------------ ------------  ------------  ------------
Balance, December 31, 2001 (Restated)                            403,296,863        4,033   43,877,955   (39,777,166)     (662,748)

Sale of common stock, for cash                         $ 0.1109   17,486,491          175    1,938,813            --            --
Sale of common stock, for cash                           0.1400   22,532,001          225    2,840,575            --            --
Sale of common stock, for cash                           0.1500    9,999,999          100    1,499,900            --            --
Issuance of common stock, conversion of debt             0.1100      909,091            9       99,991            --            --
Issuance of common stock, conversion of debt             0.1539    1,299,545           13      199,987            --            --
Warrant costs, termination agreement                                      --           --      190,757            --            --
Warrant costs, issued with sale of common stock,
 for cash                                                                 --           --       36,086            --            --
Expenses of stock issuance                                                --           --      (50,160)           --       (36,087)
Warrants granted for consulting services                                  --           --      107,382            --            --
Credit arising from modification of option terms                          --           --      177,963            --            --
Amortization of warrant costs, equity line of credit                      --           --           --            --       407,660
Beneficial conversion feature, May debenture                              --           --       55,413            --            --
Beneficial conversion feature, July debentures                            --           --      166,515            --            --
Net loss, year ended December 31, 2002                                    --           --           --    (9,321,065)           --
                                                                ------------ ------------ ------------  ------------  ------------
Balance, December 31, 2002 (Restated)                            455,523,990 $      4,555 $ 51,141,177  $(49,098,231) $   (291,175)
                                                                ============ ============ ============  ============  ============


                 See notes to consolidated financial statements

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                   (Continued)

                 INCEPTION (FEBRUARY 20, 1984) TO JUNE 30, 2003



                                                                    Common Stock                            Deficit
                                                           -----------------------------                  Accumulated
                                                            Amount                         Additional     during the    Discount
                                                             Per                            Paid-In       Development      on
                                                            Share      Shares     Amount    Capital         Stage       Warrants
                                                           --------  -----------  ------  ------------   ------------   ---------
Balance, December 31, 2002 (Restated)                                455,523,990  $4,555  $ 51,141,177   $(49,098,231)  $(291,175)

Sale of common stock, for cash                             $ 0.0800   21,087,500     210     1,686,790             --          --
Issuance of common stock, conversion of debt                 0.1000    5,155,754      52       515,674             --          --
Issuance of common stock, conversion of debt                 0.1818      562,865       6       102,323             --          --
Issuance of common stock, for services rendered              0.0790      100,000       1         7,899             --          --
Issuance of common stock, for services rendered              0.0930      107,527       1         9,999             --          --
Warrant costs, issued with sale of common stock, for cash                     --      --       517,141             --    (517,141)
Warrant costs, issued with issue of convertible debenture                     --      --       232,859             --
Expenses of stock issuance                                                    --      --       (70,947)            --      53,623
Amortization of warrant costs, equity line of credit                                                                      203,830
Litigation settlement - warrants cancelled-original issue
  discount reversed                                                           --      --                           --          --
Litigation settlement - amortization reversed                                 --      --                           --
Litigation settlement - cash and stock                                        --      --    (1,097,407)            --          --
Litigation settlement stock                                  0.0800      947,000       9        75,751             --          --
Options issued for services rendered                                          --      --        54,339             --          --
Beneficial conversion feature, April debenture                                --      --       250,000             --          --
Net loss, Six Months Ended June 30, 2003                                      --      --            --     (3,448,760)         --
                                                                     -----------  ------  ------------   ------------   ---------

Balance, June 30, 2003  (Restated)                                   483,484,636  $4,834  $ 53,425,598   $ 52,546,991   $(550,863)
                                                                     ===========  ======  ============   ============   =========

                 See notes to consolidated financial statements

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                       Inception
                                                                                                                     (February 20,
                                                                                       Six Months Ended                1984) to
                                                                                           June 30,                    June 30,
                                                                                 ------------------------------      ------------
                                                                                     2003              2002              2003
                                                                                 ------------      ------------      ------------
                                                                                   Restated          Restated
Cash Flows from Operating Activities:
   Net loss                                                                      $ (3,448,760)     $ (5,237,867)     $(52,546,991)
                                                                                 ------------      ------------      ------------
   Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation                                                                 482,945           469,735         2,921,608
         Amortization of debt issuance costs                                           30,458             8,370           859,095
         Amortization of deferred interest cost on beneficial
            conversion feature of convertible debenture                                88,212            12,929         4,271,007
         Amortization of discount on warrants                                         221,068           203,830         1,385,460
         Amortization of discount on warrants - consulting services
         Amortization of deferred compensation cost                                        --                --           760,500
         Issuance of common stock for debenture interest                               37,685             1,753           157,322
         Issuance of common stock for services                                             --                --         1,586,000
         Compensation expense for options and warrants                                 54,339           565,667         3,319,147
         Changes in operating assets and liabilities:
           (Increase) decrease in other current assets                                 11,391           (72,766)         (133,920)
            Increase in other assets                                                 (115,022)          (72,389)       (1,750,211)
            Increase (decrease) in accounts payable and accrued liabilities           606,111          (864,563)        1,167,018
                                                                                 ------------      ------------      ------------
                  Total adjustments                                                 1,417,187           252,566        14,773,275
                                                                                 ------------      ------------      ------------
                  Net cash used by operating activities                            (2,031,573)       (4,985,301)      (37,773,716)
                                                                                 ------------      ------------      ------------
Cash Flows from Investing Activities:
   Purchase of investments                                                                 --                --        (6,292,979)
   Proceeds from sale of investments                                                       --                --         6,292,979
   Disposal (Acquisition) of property and equipment                                     4,769           (52,354)       (4,318,615)
                                                                                 ------------      ------------      ------------
                  Net cash provided (used) by investing activities                      4,769           (52,354)       (4,318,615)
                                                                                 ------------      ------------      ------------
Cash Flows from Financing Activities:
   Proceeds from issuance of convertible debt - net of issuance costs                 867,500           500,000        12,367,500
   Proceeds from sale of securities, net of issuance costs                          1,660,340         3,438,988        31,190,026
   Proceeds from common stock subscribed but not issued                              (758,900)               --           125,000
   Payments under litigation settlement                                            (1,021,647)               --        (1,331,675)
   Payments under capital lease                                                       (67,814)          (77,285)         (149,090)
   Payments on note payable                                                           (13,385)          (13,790)            5,615
   Recovery of subscription receivable written off                                         --                --        41,541,282
                                                                                 ------------      ------------      ------------
                  Net cash provided by financing activities                           666,094         3,847,913           666,094
                                                                                 ------------      ------------      ------------
Net Increase (Decrease) in Cash and Cash Equivalents                               (1,360,710)       (1,189,742)          115,045

Cash and Cash Equivalents, Beginning                                                1,475,755         1,499,809                --
                                                                                 ------------      ------------      ------------
Cash and Cash Equivalents, Ending                                                $    115,045      $    310,067      $    115,045
                                                                                 ============      ============      ============

Supplemental Disclosure of Non-Cash Financing Activities:
   Cash paid during the period for interest                                      $      8,246      $     14,385
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


NOTE 2.  GOING CONCERN

         As indicated in the accompanying financial statements, the Company has suffered accumulated net losses of $52,546,991 since inception and is dependent upon registration of Product R for sale before it can begin commercial operations. The Company's cash position is inadequate to pay all the costs associated with operations and the full range of testing and clinical trials required by the FDA. Unless and until Product R is approved for sale in the United States or another industrially developed country, the Company will be dependent upon the continued sale of its securities, debt or equity financing for funds to meet its cash requirements. The foregoing issues raise substantial doubt about the Company's ability to continue as a going concern.

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

                         ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (CONTINUED)


NOTE 3.  RESTATEMENT OF FINANCIAL STATEMENTS

         The accompanying financial statements for the three and six months ending June 30, 2003 and 2002 have been restated to reflect changes in accounting for warrants issued in connection with equity transactions as well as options issued to the Board of Directors and employees (on a pro-forma basis only) and its Advisory Board. The restatement resulted in income which reduced the previously reported net loss for the three and six months ending June 30, 2003 by approximately $306,000 and $286,000, respectively, and by approximately $192,000 and $332,000 for the three and six months ending June 30, 2002, respectively.

         Basic and diluted net loss per common share on operations remained the same for the three and six months ended June 30, 2003 and 2002. The Company's deficit accumulated during the development stage was reduced by $2,325,461 and $2,039,574 for the six months ended June 30, 2003 and the year ended December 31, 2002, respectively. The restatement did not impact the Company's net cash in investing and financing activities and net cash used in operating activities remained unchanged, however, certain components within operating activities consisting of amortization of deferred interest cost, discount on warrants and compensation expense for options and warrants, were restated for the six months ended June 30, 2003 and 2002.

                                                       As of June 30, 2003                       As of December 31, 2002
                                           As Reported     Adjustment     Restated     As Reported     Adjustment     Restated
                                           ------------   ------------  ------------   ------------   ------------  ------------
ASSETS
Current Assets                             $    385,299                 $    385,299   $  1,770,251                 $  1,770,251
Property and Equipment, net                   1,769,254                    1,769,254      2,244,118                    2,244,118
Other Assets                                  1,158,724                    1,158,724        931,660                      931,660
                                           ------------                 ------------   ------------                 ------------
     Total assets                          $  3,313,277                 $  3,313,277   $  4,946,029                 $  4,946,029
                                           ============                 ============   ============                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities                           1,220,216                    2,082,468        684,591                      684,591
Long-Term Debt:
Convertible debenture-net                     2,038,248       (402,765)    1,635,483      1,658,231        (47,732)    1,610,499
Capital lease obligation                                                                      5,834                        5,834
Note payable                                                                                  4,879                        4,879
                                           ------------   ------------  ------------   ------------   ------------  ------------
     Total long-term debt                     2,038,248       (402,765)    1,635,483      1,668,944        (47,732)    1,621,212
                                           ------------   ------------  ------------   ------------   ------------  ------------
Common stock subscribed but not issued          125,000                      125,000        883,900                      883,900
                                                                                       ------------   ------------  ------------

Stockholders' Equity
Common stock                                      4,834                        4,834          4,555                        4,555
Additional paid-in capital                   55,589,787     (5,164,189)   53,425,598     57,530,605     (6,389,428)   51,141,177
Deficit accumulated during development
  stage                                     (54,872,452)     2,325,461   (52,546,991)   (51,137,805)     2,039,574   (49,098,231)
Discount on warrants                         (3,792,356)     3,241,493      (550,863)    (4,688,761)     4,397,586      (291,175)
                                           ------------   ------------  ------------   ------------   ------------  ------------
Total stockholders' equity                      (70,187)       402,765       332,578      1,708,594         47,732     1,756,326
                                           ------------   ------------  ------------   ------------   ------------  ------------
     Total liabilities and stockholders'
       equity                              $  3,313,277   $         --  $  3,313,277   $  4,946,029   $         --  $  4,946,029
                                           ============   ============  ============   ============   ============  ============

                        ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (CONTINUED)


                                                THREE MONTHS ENDED JUNE 30, 2003            SIX MONTHS ENDED JUNE 30, 2003
                                           AS REPORTED     ADJUSTMENT     RESTATED     AS REPORTED     ADJUSTMENT     RESTATED
                                           ------------   ------------  ------------   ------------   ------------  ------------
Revenues                                   $         --                 $         --   $         --                 $         --
                                           ------------   ------------  ------------   ------------   ------------  ------------
Costs and Expenses:
   Research and development                     389,100                      389,100        847,010                      847,010
   General and administrative                   805,014                      805,014      1,668,216                    1,668,216
   Compensation and other expense for
     options and warrants                         4,250        128,347       132,597          4,250        253,919       258,169
   Depreciation                                 237,284                      237,284        475,024                      475,024
                                           ------------   ------------  ------------   ------------   ------------  ------------
Loss from Operations                          1,435,648        128,347     1,563,995      2,994,500        253,919     3,248,419
                                           ------------   ------------  ------------   ------------   ------------  ------------
Other Income (Expense):
   Interest income                                1,661                        1,661          7,850                        7,850
   Other income
   Interest expense                            (544,507)       434,706      (109,801)      (731,646)       539,806      (191,840)
   Severance expense - former directors              --                                          --
                                           ------------   ------------  ------------   ------------   ------------  ------------
                                               (542,846)       434,706      (108,140)      (723,796)       539,806      (183,990)
                                           ------------   ------------  ------------   ------------   ------------  ------------

Loss from Continuing Operations              (1,978,494)       306,359    (1,672,135)    (3,718,296)       285,887    (3,432,409)
Loss from Discontinued Operations                (6,699)                      (6,699)       (16,351)                     (16,351)
                                           ------------   ------------  ------------   ------------   ------------  ------------
Net Loss                                     (1,985,193)       306,359    (1,678,834)    (3,734,647)       285,887    (3,448,760)
                                           ============   ============  ============   ============   ============  ============

Net Loss Per Share of Common
   Stock - Basic and Diluted
       Continuing Operations                      (0.00)                       (0.00)         (0.01)                       (0.01)
       Discontinued Operations                    (0.00)                       (0.00)         (0.00)                       (0.00)

Weighted average                            477,552,231                  477,552,231    477,552,231                  477,552,231


                                               THREE MONTHS ENDED JUNE 30, 2002           SIX MONTHS ENDED JUNE 30, 2002
                                           AS REPORTED     ADJUSTMENT     RESTATED     AS REPORTED     ADJUSTMENT     RESTATED
                                           ------------   ------------  ------------   ------------   ------------  ------------
Revenues                                   $         --                 $         --   $         --                 $         --
                                           ------------   ------------  ------------   ------------   ------------  ------------
Costs and Expenses:
   Research and development                     878,093                      878,093      2,539,266                    2,539,266
   General and administrative                   659,148                      659,148      1,350,219                    1,350,219
   Compensation and other expense for
     options and warrants                       615,542         52,040       667,582        615,542        153,955       769,497
   Depreciation                                 231,214                      231,214        459,311                      459,311
                                           ------------   ------------  ------------   ------------   ------------  ------------
Loss from Operations                          2,383,997         52,040     2,436,037      4,964,338        153,955     5,118,293
                                           ------------   ------------  ------------   ------------   ------------  ------------
Other Income (Expense):
   Interest income                                2,752                        2,752          4,823                        4,823
   Other income
   Interest expense                            (270,204)       243,762       (26,442)      (523,006)       485,569       (37,437)
   Severance expense - former directors              --                                          --
                                           ------------   ------------  ------------   ------------   ------------  ------------
                                               (267,452)       243,762       (23,690)      (518,183)       485,569       (32,614)
                                           ------------   ------------  ------------   ------------   ------------  ------------

Loss from Continuing Operations              (2,651,449)       191,722    (2,459,727)    (5,482,521)       331,614    (5,150,907)
Loss from Discontinued Operations               (44,524)                     (44,524)       (86,960)                     (86,960)
                                           ------------   ------------  ------------   ------------   ------------  ------------
Net Loss                                     (2,695,973)       191,722    (2,504,251)    (5,569,481)       331,614    (5,237,867)
                                           ============   ============  ============   ============   ============  ============

Net Loss Per Share of Common
   Stock - Basic and Diluted
       Continuing Operations                      (0.01)                       (0.01)         (0.01)                       (0.01)
       Discontinued Operations                    (0.00)                       (0.00)         (0.00)                       (0.00)

Weighted average                            417,455,420                  417,455,420    417,455,420                  417,455,420

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

         In May 2003, the Company issued options to purchase 100,000 shares of our Company's stock at an exercise price of $0.085 per share for outside services associated with the maintenance of our facility in the Bahamas. These options are compensation for services rendered from March 2003 to February 2004 with an expiration date of February 28, 2004. The fair value of this option was estimated to be $4,250 (price per option of $0.0425) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 139%; a risk free interest rate of 2.72%. This expense is recorded under compensation and other expenses for options and warrants on the statement of operations.

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

         In September 2002, the Company granted to Sidney Pestka, M.D., a member of the Scientific Advisory Board, options to purchase 250,000 shares of common stock at an exercise price of $0.14 per share, which options are exercisable 25% immediately, 25% on December 18, 2002, 25% on March 18. 2003 and 25% on June 18, 2003 through September 17, 2010. The fair value of the options was estimated to be $30,462 ($0.1218 per option) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 127%; a risk free interest rate of 4.38% and an expected holding period of eight years. This amount was charged to compensation and other expense for options and warrants during the quarter ended September 30, 2002. In December 2002, the Company granted to members of its Scientific Advisory Board options to purchase an additional 1,500,000 shares of common stock at an exercise price of $0.075 per share, which options are exercisable 25% on March 20, 2003, 25% on June 20, 2003, 25% on September 20, 2003 and 25% on December 20, 2003
         through December 20, 2010. The fair value of the options was estimated to be $109,393 ($0.0729 per option) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 114%; a risk free interest rate of 4.14% and an expected holding period of eight years. 25% of this amount will be charged to compensation expense for options and warrants at each vesting period.

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

                                                             Six Months Ended June 30,
                                                          -------------------------------
                                                              2003               2002
                                                          -----------         -----------
Net loss as reported                                      $(3,448,760)        $(5,237,867)
Total stock-based compensation
  expense determined under fair value
  based method for all awards, net of
  related tax effects                                        (393,107)           (277,535)
                                                          -----------         -----------
Pro forma net loss                                        $(3,841,867)        $(5,515,402)
                                                          ===========         ===========

Earnings per share - basic and diluted:
   As reported                                            $     (0.01)        $     (0.01)
                                                          ===========         ===========
   Pro forma                                              $     (0.01)        $     (0.01)
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

         - On April 28, 2003 and July 18, 2003 the Company entered into separate securities purchase agreements with Cornell (i) to sell up to $2,500,000 of our 5% convertible debentures, due April 28, 2008, of which $1,000,000 was purchased on April 28, 2003; $500,000 of convertible debentures will be purchased within 10 business days of the filing of the registration statement with the SEC covering the registration of shares underlying the convertible debentures; and $1,000,000 of convertible debentures will be purchased within 20 business days from the date the registration statement is declared effective by the SEC (the "April Agreement"); and (ii) whereby we sold to Cornell an additional $1,000,000 of our 5% convertible debentures due July 18, 2008 for gross cash consideration of $1 million (the "July Agreement"). The Company received net proceeds of $1,312,500 and $869,486 for the "April" and July" debentures respectively.

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

                                                                                                                    Inception
                                                      Three Months                      Six Months                (February 20,
                                                     Ended June 30,                    Ended June 30,                1984) to
                                                ------------------------         -------------------------           June 30,
                                                  2003            2002             2003             2002               2003
                                                -------         --------         --------         --------        ------------
Revenues                                        $    --         $     --         $     --         $     --        $         --
                                                -------         --------         --------         --------        ------------

Costs and Expenses:
   General and administrative                     2,739           39,312            8,430           76,536           1,318,780
   Depreciation                                   3,960            5,212            7,921           10,424             279,419
                                                -------         --------         --------         --------         -----------
                                                  6,699           44,524           16,351           86,960           1,598,199
                                                -------         --------         --------         --------         -----------

Loss from Operations                             (6,699)         (44,524)         (16,351)         (86,960)         (1,598,199)
Other Income                                         --               --               --               --               4,655
                                                -------         --------         --------         --------         -----------

Discontinued operations                         $(6,699)        $(44,524)        $(16,351)        $(86,960)        $(1,593,544)
                                                =======         ========         ========         ========         ===========

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

RESULTS OF OPERATIONS

         The accompanying financial statements for the three and six months ending June 30, 2003 and 2002 have been restated to reflect changes in accounting for warrants issued in connection with equity transactions as well as options issued to the Board of Directors and employees (on a pro-forma basis only) and its Advisory Board. The restatement resulted in income which reduced the previously reported net loss for the three and six months ending June 30, 2003 by approximately $306,000 and $286,000, respectively, and by approximately $192,000 and $332,000 for the three and six months ending June 30, 2002, respectively.

         Basic and diluted net loss per common share on operations remained the same for the three and six months ended June 30, 2003 and 2002. The Company's deficit accumulated during the development stage was reduced by $2,325,461 and $2,039,574 for the six months ended June 30, 2003 and the year ended December 31, 2002, respectively. The restatement did not impact the Company's net cash in investing and financing activities and net cash used in operating activities remained unchanged, however, certain components within operating activities consisting of amortization of deferred interest cost, discount on warrants and compensation expense for options and warrants, were restated for the six months ended June 30, 2003 and 2002.

         For the three and six months ended June 30, 2003, we incurred losses of approximately $1,678,834 and approximately $3,448,760 vs. approximately $2,504,251 and $5,237,867 for the three and six months ended June 30, 2002. Our losses were attributable primarily to:

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

         The decrease in research and development expenses primarily resulted from:

         - allocation of research and development expenditures relating to salaries and benefits excluding our Chief Executive Officer were approximately $442,000 and approximately $887,000 for the three and six months ended June 30, 2002 with no corresponding amounts for the three and six months ended June 30, 2003. Approximately $89,000 and approximately $162,000 for rent and utilities were allocated to research and development expense during the three and six months ended June 30, 2002 with no corresponding amounts allocated to research and development expense for the three and six months ended June 30, 2003;

         - expenditures in connection with Product R research in Israel were approximately $363,000 and approximately $765,000 for the three and six months ended June 30, 2003 vs. approximately $88,000 and approximately $128,000 for the three months and six months ended June 30, 2002. The increase was attributable to expenses for the three and six months ended June 30, 2003 of approximately $299,000 and approximately $598,000 of EnviroGene (consultant), approximately $16,000 and approximately $60,000 of Quintiles Israel Ltd. (consultant) and approximately $40,000 and $0 of the Weizmann Institute of Science (consultant). This compares to expenses for the three and six months ended June 30, 2002 of approximately $87,000 and approximately $127,000 made to EnviroGene and;

         - consulting expenses payable in connection with the preparation and filing with the FDA of the IND for topical Product R were approximately $85,000 and approximately $994,000 for the three and six months ended June 30, 2002, compared to $0 in 2003. As of January 2003, GloboMax LLC is no longer providing services to or on behalf of the Company;

         - expenditures for laboratory supplies were approximately $76,000 and approximately $211,000 for the three and six months ended June 30, 2002. Expenditures for lab supplies of approximately $5,000 and approximately $15,000 for the three and six months ended June 30, 2003 were allocated to General and Administrative expense. Research and Development expenses before allocations were approximately $364,000 and approximately $791,000 for the three and six months ended June 30, 2003 vs. approximately $301,000 and approximately $1,397,000 for the three and six months ended June 30, 2002.

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

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased for the three and six months ended June 30, 2003 to approximately $805,000 and approximately $1,668,000 vs. approximately $659,000 and approximately $1,350,000 during the three and six months ended June 30, 2002. The increase in general and administrative expenses primarily resulted from:

         - increased professional fees of approximately $193,000 and approximately $505,000 for the three and six months ended June 30, 2003 vs. approximately $103,000 and approximately $293,000 for the three and six months June 30, 2002, which increase was primarily attributable to certain legal fees for litigation (See Note 3) which were approximately $106,000 and approximately $299,000 for the three and six months ended June 30, 2003 vs. approximately $6,000 and approximately $82,000 for the three and six months June 30, 2002;

         - increased payroll and related expenses of approximately $270,000 and approximately $537,000 for the three and six months ended June 30, 2003 vs. approximately $226,000 and approximately $450,000 for the three and six months ended June 30, 2002, which increase is attributable to the allocation of staff expenses from research and development functions. For the three and six months ended June 30, 2003, salaries and benefits were recorded as general and administrative expense with the exception of our Chief Scientific Officer, who is also our Chief Executive Officer, who allocates approximately 30% of his time to research and development of our clinical trials vs. 50% for the three and six months ended June 30, 2002. Approximately $59,000 and approximately $130,000 for the three and six months ended June 30, 2003 vs. approximately $45,000 and approximately $93,000 for the three and six months ended June 30, 2002 of his compensation has been allocated to general and administrative expense.. Payroll and related expenses for the three and six months ended June 30, 2002 before allocation to research and development expense was approximately $715,000 and approximately $1,429,000 Before allocation to general and administrative expense, payroll and related expenses were approximately $295,000 and approximately $593,000 for the three and six months ended June 30, 2003 due to a reduction of personnel during November 2002 from 35 to 10 employees;

         - increased rent and utility expenses of approximately $107,000 and approximately $211,000 for the three and six months ended June 30, 2003 vs. $19,000 and approximately $37,000 for the three and six months ended June 30, 2002, which increase is attributable to the allocation of rent and utilities from research and development expense to general and administrative expense. For the three and six months ended June 30, 2003, all rent and utilities expenses were recorded as general and administrative expense. Rent and utility expenses for the three and six months ended June 30, 2002 before allocation to research and development expense was approximately $108,000 and approximately $199,000, respectively. General and administrative expenses before allocations decreased to approximately $830,000 and approximately $1,724,000 for the three and six months ended June 30, 2003 vs. approximately $1,236,000 and approximately $2,492,000 for the three and six months ended June 30, 2002. The decrease is primarily attributable to a reduction in staff from 33 to 10 employees during November 2002.

         COMPENSATION AND OTHER EXPENSE FOR OPTIONS AND WARRANTS. Compensation expense was approximately $133,000 and $258,000 for the three and six months ended June 30, 2003 vs. approximately $668,000 and $769,000 for the three and six months ended June 30, 2002, which amounts are based on the fair value of options using the Black-Scholes Pricing Model. During May 2003, we issued an option to a non-employee for services with a fair value of approximately $4,000 using the Black-Scholes Pricing Model. We had compensation expense of approximately $27,000 and $50,000 for the three and six months ended June 30, 2003 representing the fair value of options issued to advisory board members using the Black-Scholes Pricing Model. In addition, we had compensation expense of approximately $102,000 and $204,000 for the three and six months ending June 30, 2003 representing the amortization of warrants issued relating to a private equity line of credit issued in 2001 using the Black-Scholes Pricing Model. For the three and six months ended June 30, 2002, we had compensation expense of approximately $197,000 representing the fair value of options issued to advisory board members using the Black-Scholes Pricing Model. In addition, we had compensation expense of approximately $102,000 and $204,000 for the three and six months ending June 30, 2002 representing the amortization of warrants issued relating to a private equity line of credit issued in 2001 using the Black-Scholes Pricing Model. For the three and six months ended June 30, 2002, we extended the exercise date of a non-employee's option ($177,000) and issued warrants to an outside consultant, Harbor View Group, Inc. ($191,000).

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

         Our losses during the three and six months ended June 30, 2003 are also due to increased interest expense of approximately $110,000 and approximately $192,000 vs. approximately $26,000 and approximately $37,000 for the three and six months ended June 30, 2002. Included in the interest expense are:

         - the increase in the beneficial conversion feature on certain convertible debentures of approximately $38,000 and approximately $88,000 for the three and six months ended June 30, 2003 vs. approximately $15,000 and $13,000 for the three and six months ended June 30, 2002. This increase was due to the issuance of a $1,000,000 convertible debenture during April 2003;

         - increase interest expense associated with certain convertible debentures of approximately $23,000 and approximately $38,000 for the three and six months ended June 30, 2003 vs. approximately $2,000 for the three and six months ended June 30, 2002;

         - amortization of discount on certain warrants increased approximately $17,000 and decreased approximately $18,000 for the three and six months ended June 30, 2003 vs. approximately $0 and approximately $242,000 for the three months and six months ended June 30, 2002; and

         - amortization of loan costs increased approximately $28,000 and approximately $40,000 for the three and six months ended June 30, 2003 vs. $4,000 and approximately $8,000 for the three and six months ended June 30, 2002.

         LOSS FROM CONTINUING OPERATIONS. Losses from continuing operations for the three and six months ended June 30, 2003 were approximately $1,672,000 and approximately $3,432,000 vs. approximately $2,460,000 and approximately $5,151,000 for the three and six months ended June 30, 2002. The decrease resulted primarily from a reduction in expenses associated with a reduction of personnel during 2002 from 33 to 10 employees, conclusion of a consulting contract with Globomax relating to research and development, and concentrating all research and development activities on clinical trials and research in Israel.

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

         During the six months ended June 30, 2003, we used cash of approximately $2,032,000 for operating activities, as compared to approximately $4,985,000 during the six months ended June 30, 2002. During the six months ended June 30, 2003, our expenses included:

         - approximately $593,000 for payroll and related costs primarily for administrative staff, scientific personnel and executive officers;

         - approximately $548,000 for other professional and consulting fees, including $299,000 for legal fees relating to settled litigation. (See "Legal Proceedings");

         -        approximately $199,000 for insurance costs;

         - approximately $211,000 for rent and utilities for our Yonkers facility; and

         - approximately $477,00 for expenditures for Product R research in Israel.

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


                                                                                          PURCHASE PRICE
                                                            CONVERTIBLE /                 CONVERSION PRICE /       MATURITY DATE /
DATE ISSUED      GROSS PROCEEDS  SECURITY ISSUED            EXERCISABLE INTO              EXERCISE PRICE           EXPIRATION DATE
-----------      --------------  ----------------------     -------------------------     ------------------       ---------------
Jul-2001         $1,000,000      common stock               3,125,000 shares              $0.32 per share          n/a
Jul-2001         $490,000        common stock               1,225,000 shares              $0.40 per share          n/a
                                 warrants                   367,500 shares                $0.48 per share          7/27/2006
                                                            367,500 shares                $0.56 per share
Aug-2001         $600,000        common stock               2,000,000 shares              $0.30 per share          n/a
Sep-2001         $1,000,000      common stock               6,666,667 shares              $0.15 per share          n/a
Dec-2001         $2,000,000      common stock               7,407,407 shares              $0.27 per share          n/a
Dec-2001         $410,000        common stock               1,518,519 shares              $0.27 per share          n/a
Dec-2001         $200,000        common stock               740,741 shares                $0.27 per share          n/a
Feb-2002         $500,000        common stock               3,333,333 shares              $0.15 per share          n/a
Feb-2002         $500,000        common stock               3,333,333 shares              $0.15 per share          n/a
Mar-2002         $500,000        common stock               3,333,333 shares              $0.15 per share          n/a
Apr-2002         $1,939,000      common stock               17,486,491 shares             $0.11089 per share       n/a
May-2002         $500,000        convertible debenture      Approx. 4,412,000 shares      (1)                      5/30/2004
May-2002         consulting      warrants                   1,000,000 shares              $0.18 per share          5/30/2008
                 services
Jul-2002         $1,000,000      convertible debenture      Approx. 9,350,000 shares      (2)                      7/3/2004
Jul-2002         $500,000        convertible debenture      Approx. 4,588,000 shares      (3)                      7/15/2004
Sep-2002         $3,010,000      common stock               21,500,000 shares (4)         $0.14 per share          n/a
                                 common stock               947,000 shares (5)            $0.08 per share          n/a
Dec-2002 &       $1,100,000      common stock               13,750,000 shares             $0.08 per share          n/a
Mar-2003                         warrants                   9,075,000 shares              $0.12 per share          12/2007 - 3/2008
Apr-May 2003     $587,000        common stock               7,337,500 shares              $0.08 per share          n/a
                                 warrants                   4,652,125 shares              $0.12 per share          4/2004 - 4/2008
Apr-2003         $1,000,000      convertible debenture      Approx. 12,500,000 shares     (6)                      4/2008
                                 warrants                   15,000,000 shares             $0.091 per share (7)     4/2008
Jun-2003         $125,000        common stock               1,562,500 shares              $0.08 per share          n/a
                                 warrants                   1,031,250 shares              $0.12 per share          6/2008
July 2003        $1,500,000      convertible debentures     18,750,000 shares             (8)                      7/2008

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

         On April 28, 2003 and July 18, 2003 we entered into separate securities purchase agreements with Cornell (i) to sell up to $2,500,000 of our 5% convertible debentures, due April 28, 2008, of which $1,000,000 was purchased on April 28, 2003; $500,000 of convertible debentures were purchased in July 2003 immediately following the filing of the registration statement with the SEC covering the registration of shares underlying the convertible debentures; and $1,000,000 of convertible debentures will be purchased within 20 business days from the date the registration statement is declared effective by the SEC (the "April Agreement"); and (ii) whereby we sold to Cornell an additional $1,000,000 of our 5% convertible debentures due July 18, 2008 for gross cash consideration of $1,000,000 (the "July Agreement"). Pursuant to the April Agreement and the July Agreement, Cornell or its assignees receive cash compensation equal to 10% of the gross proceeds of the convertible debentures purchased by Cornell, along with warrants to purchase an aggregate of 15,000,000 shares of our common stock at an exercise price of $0.091 commencing on October 28, 2003 through April 28, 2008. In the event the closing bid price of our common stock on the date our registration statement is declared effective by the SEC is less than $0.10, then under the April Agreement, we have the right to redeem the last $1,000,000 convertible debenture at the face amount of the convertible debenture within 10 days of the effectiveness of the registration statement. Pursuant to the terms of the April Agreement, commencing July 27, 2003, and in the case of the July Agreement, commencing October 18, 2003, Cornell may convert the debenture plus accrued interest, (which may be taken at Cornell's option in cash or common stock), in shares of our common stock at a conversion price equal to the lesser of (a) $0.08 or (b) 80% of the lowest closing bid price of our common stock for the four trading daysimmediately preceding the conversion date. No more than $600,000 may be converted in any thirty-day period under both the April and July Agreements Subject to certain exceptions, at our option, we may redeem a portion or the entire outstanding debenture at a price equal to 115% of the amount redeemed plus accrued interest and Cornell will receive a warrant to purchase 1,000,000 shares of our stock for every $100,000 redeemed. The warrant shall be exercisable on a cash basis and have an exercisable price of the higher of 110% of the closing bid price of our common stock on the closing date or $0.08. The warrant shall have "piggy back" registration rights and shall survive for 5 years from the closing date.

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