Form 10-Q/A
period 2003-09-30
ADVANCED VIRAL RESEARCH CORP
filed 2003-12-19
CIK 786623

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

                                       OR

                               [ ] TRANSITION REPORT

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from ________ to _______________

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

Yes [ ]  No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes [X]  No [ ]

--------------------------------------------------------------------------------
Indicate the number of shares outstanding of the registrant's Common Stock outstanding as of the close of business on November 14, 2003: 521,921,079.
--------------------------------------------------------------------------------

                          ADVANCED VIRAL RESEARCH CORP.
                                   FORM 10-Q/A

                               SEPTEMBER 30, 2003

                                EXPLANATORY NOTE

Advanced Viral Research Corp. is filing this Quarterly Report on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 which was originally filed with the Securities and Exchange Commission (the "SEC") on November 14, 2003. This Quarterly Report on Form 10-Q/A amends Item 1 "Consolidated Financial Statements", and Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations", contained in Part I "Financial Information" and Item 6 "Exhibits and Reports on Form 8-K" contained in Part II "Other Information" of the original Quarterly Report.

The Company is filing this Quarterly Report on Form 10-Q/A in response to comments received from the Securities and Exchange Commission relating to the Company's Registration Statement on Form S-1 (File No. 333-107178), which includes certain of the information included in the original Quarterly Report on Form 10-Q. The financial statements included in this Quarterly Report on Form 10-Q/A have been restated to reflect changes in accounting for warrants issued in connection with equity transactions as well as options issued to the Company's Board of Directors, employees (on a pro-forma basis only) and our advisory board. The restatement does not impact the Company's net cash in investing and financing activities or net cash used in operating activities. However, certain components within operating activities, specifically, amortization of deferred interest cost, discount on warrants and compensation expense for options and warrants, are being restated. Unless otherwise stated, all information contained in this amendment is as of November 14, 2003, the filing date of the original Quarterly Report on Form 10-Q for the period ended September 30, 2003.

This Form 10-Q/A is hereby amended as described above, and for convenience of reference is restated in its entirety as set forth herein (except that exhibits previously filed with the Form 10-Q are not being refiled in this Form 10-Q/A).

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION...................................................................................      1
   ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (unaudited).....................................................      1
   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND....................................    44
              RESULTS OF OPERATIONS..............................................................................    46
   ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................    58
   ITEM 4.    CONTROLS AND PROCEDURES............................................................................    58

PART II. OTHER INFORMATION.......................................................................................    59
   ITEM 1.    LEGAL PROCEEDINGS..................................................................................    59
   ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................................    59
   ITEM 3.    DEFAULTS UPON SENIOR SECURITIES....................................................................    59
   ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS..................................................    59
   ITEM 5.    OTHER INFORMATION..................................................................................    59
   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...................................................................    59

SIGNATURES.......................................................................................................    60

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                                                  September 30,        December 31,
                                                                      2003                2002
                                                                   (Unaudited)          (Audited)
                                                                   -----------           ---------
                                                                    Restated             Restated
                                                                    --------             --------
                                ASSETS
Current Assets:
   Cash and cash equivalents                                      $    938,590         $  1,475,755
   Prepaid insurance                                                   102,648               86,368
   Assets held for sale                                                152,273              172,601
   Other current assets                                                  5,099               35,527
                                                                  ------------         ------------
         Total current assets                                        1,198,610            1,770,251

Property and Equipment, Net                                          1,541,002            2,244,118

Other Assets                                                         1,266,198              931,660
                                                                  ------------         ------------
         Total assets                                             $  4,005,810         $  4,946,029
                                                                  ------------         ------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                    733,000              417,061
   Accrued liabilities                                                 134,881              137,646
   Current portion of capital lease obligation                          18,389              104,719
   Current portion of note payable                                       9,660               25,165
                                                                  ------------         ------------
         Total current liabilities                                     895,930              684,591
                                                                  ------------         ------------

Long-Term Debt:
   Convertible debenture, net                                        2,316,223            1,610,499
   Capital lease obligation                                                  -                5,834
   Note payable                                                              -                4,879
                                                                  ------------         ------------
        Total long-term debt                                         2,316,223            1,621,212
                                                                  ------------         ------------

Common Stock Subscribed but not Issued                                                      883,900
                                                                                       ------------

Commitments and Contingencies                                                -                    -
                                                                  ------------         ------------
Stockholders' Equity:
   Common stock; 1,000,000,000 shares of $.00001 par value
      authorized,522,918,079 and 455,523,990 shares issued
       and outstanding                                                   5,229                4,555
   Additional paid-in capital                                       55,678,190           51,141,177
   Deficit accumulated during the development stage                (54,700,144)         (49,098,231)
   Discount on warrants                                               (189,618)            (291,175)
                                                                  ------------         ------------
         Total stockholders' equity                                    793,657            1,756,326
                                                                  ------------         ------------
         Total liabilities and stockholders' equity               $  4,005,810         $  4,946,029
                                                                  ============         ============

                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months Ended                   Nine Months Ended             Inception
                                                     September 30,                        September 30,             February 20,
                                                     -------------                        -------------              (1984) to
                                               2003              2002               2003             2002          September 30,
                                               ----              ----               ----             ----          -------------
                                             Restated         (Restated)          Restated        (Restated)           2003
                                             --------         ----------          --------        ----------           ----
Revenues                                   $           -     $           -     $           -     $           -     $     231,892
                                           -------------     -------------     -------------     -------------     -------------

Costs and Expenses:
   Research and development                      219,586           978,658         1,066,596         3,517,924        19,382,012
   General and administrative                    873,473           708,133         2,541,689         2,058,352        20,136,166
   Compensation and other expense for
      options and warrants                        70,988            25,055           329,157           794,552         4,652,393
   Depreciation                                  228,252           254,045           703,276           713,356         2,576,401
                                           -------------     -------------     -------------     -------------     -------------
                                               1,392,299         1,965,891         4,640,718         7,084,184        46,746,972
                                           -------------     -------------     -------------     -------------     -------------

Loss from Operations                          (1,392,299)       (1,965,891)       (4,640,718)       (7,084,184)      (46,515,080)
                                           -------------     -------------     -------------     -------------     -------------

Other Income (Expense):
   Interest income                                 2,811             6,482            10,661            11,305           912,096
   Other income                                        -                 -                 -                 -           120,093
   Interest expense                             (757,420)          (83,543)         (949,260)         (120,980)       (7,314,964)
   Severance expense - former directors                -                 -                 -                 -          (302,500)
                                           -------------     -------------     -------------     -------------     -------------
                                                (754,609)          (77,061)         (938,599)         (109,675)       (6,585,275)
                                           -------------     -------------     -------------     -------------     -------------

Loss from Continuing Operations               (2,146,908)       (2,042,952)       (5,579,317)       (7,193,859)      (53,100,355)
Loss from Discontinued Operations                 (6,245)          (42,098)          (22,596)         (129,058)       (1,599,789)
                                           -------------     -------------     -------------     -------------     -------------

Net Loss                                   $  (2,153,153)    $  (2,085,050)    $  (5,601,913)    $  (7,322,917)    $ (54,700,144)
                                           =============     =============     =============     =============     =============

Net Loss Per Common Share
   Basic and Diluted:
      Continuing operations                $       (0.00)    $       (0.00)    $       (0.01)    $       (0.02)
      Discontinued operations                      (0.00)            (0.00)            (0.00)            (0.00)
                                           -------------     -------------     -------------     -------------
      Net loss                             $       (0.00)    $       (0.00)    $       (0.01)    $       (0.02)
                                           =============     =============     =============     =============

Weighted Average Number of
   Common Shares Outstanding                 496,522,776       425,952,540       481,941,317       425,952,540
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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2003

                                                                            Common Stock                                  Deficit
                                                                            ------------                                Accumulated
                                                                 Amount                                 Additional       during the
                                                                  Per                                    Paid-In        Development
                                                                 Share          Shares       Amount      Capital           Stage
                                                                 -----          ------       ------      -------           -----
Balance, inception (February 20, 1984) as previously reported                           -    $ 1,000    $       -        $  (1,000)
                                                                              -----------      -----      -------         --------

Adjustment for pooling of interests                                                     -     (1,000)       1,000                -

Balance, inception, as restated                                                         -          -        1,000           (1,000)

Net loss, period ended December 31, 1984                                                -          -            -          (17,809)
                                                                              -----------      -----      -------         --------

Balance, December 31, 1984                                                              -          -        1,000          (18,809)

Issuance of common stock for cash                                $ 0.00       113,846,154      1,138          170                -

Net loss, year ended December 31, 1985                                                  -          -            -          (25,459)
                                                                              -----------      -----      -------         --------

Balance, December 31, 1985                                                    113,846,154      1,138        1,170          (44,268)

Issuance of common stock - public offering                         0.01        40,000,000        400      399,600                -
Issuance of underwriter's warrants                                                      -          -          100                -
Expenses of public offering                                                             -          -     (117,923)               -
Issuance of common stock, exercise of "A" warrants                 0.03           819,860          9       24,587                -
Net loss, year ended December 31, 1986                                                  -          -            -         (159,674)
                                                                              -----------      -----      -------         --------

Balance, December 31, 1986                                                    154,666,014      1,547      307,534         (203,942)
                                                                              -----------      -----      -------         --------

                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2003

                                                                         Common Stock                                Deficit
                                                                         ------------                              Accumulated
                                                               Amount                               Additional       during the
                                                                Per                                  Paid-In        Development
                                                               Share        Shares      Amount       Capital           Stage
                                                               -----        ------      ------      ----------     ------------
Balance, December 31, 1986                                                154,666,014   $ 1,547     $  307,534     $   (203,942)

Issuance of common stock, exercise of "A" warrants             $0.03       38,622,618       386      1,158,321                -
Expenses of stock issuance                                                          -         -        (11,357)               -
Acquisition of subsidiary for cash                                                  -         -        (46,000)               -
Cancellation of debt due to stockholders                                            -         -         86,565                -
Net loss, year ended December 31, 1987                                              -         -              -         (258,663)
                                                                         ------------   -------     ----------     ------------

Balance, December 31, 1987                                                193,288,632     1,933      1,495,063         (462,605)

Net loss, year ended December 31, 1988                                              -         -              -         (199,690)
                                                                         ------------   -------     ----------     ------------

Balance, December 31, 1988                                                193,288,632     1,933      1,495,063         (662,295)

Net loss, year ended December 31, 1989                                              -         -              -         (270,753)
                                                                         ------------   -------     ----------     ------------

Balance, December 31, 1989                                                193,288,632     1,933      1,495,063         (933,048)

Issuance of common stock, expiration of redemption
   offer on "B" warrants                                        0.05        6,729,850        67        336,475                -
Issuance of common stock, exercise of "B" warrants              0.05          268,500         3         13,422                -
Issuance of common stock, exercise of "C" warrants              0.08           12,900         -          1,032                -
Net loss, year ended December 31, 1990                                              -         -              -         (267,867)
                                                                         ------------   -------     ----------     ------------

Balance, December 31, 1990                                                200,299,882     2,003      1,845,992       (1,200,915)
                                                                         ------------   -------     ----------     ------------

                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2003

                                                                         Common Stock                                     Deficit
                                                                         ------------                                   Accumulated
                                                               Amount                                 Additional        during the
                                                                Per                                     Paid-In         Development
                                                               Share      Shares         Amount         Capital            Stage
                                                               -----   ------------      -------      -----------      ------------
Balance, December 31, 1990                                              200,299,882      $ 2,003      $ 1,845,992      $ (1,200,915)

Issuance of common stock, exercise of "B" warrants             $0.05         11,400            -              420                 -
Issuance of common stock, exercise of "C" warrants              0.08          2,500            -              200                 -
Issuance of common stock, exercise of underwriter warrants      0.12      3,760,000           38           45,083                 -
Net loss, year ended December 31, 1991                                            -            -                -          (249,871)
                                                                       ------------      -------      -----------      ------------

Balance, December 31, 1991                                              204,073,782        2,041        1,891,695        (1,450,786)

Issuance of common stock, for testing                           0.04     10,000,000          100          404,900                 -
Issuance of common stock, for consulting services               0.06        500,000            5           27,495                 -
Issuance of common stock, exercise of "B" warrants              0.05      7,458,989           75          372,875                 -
Issuance of common stock, exercise of "C" warrants              0.08      5,244,220           52          419,487                 -
Expenses of stock issuance                                                        -            -           (7,792)                -
Net loss, year ended December 31, 1992                                            -            -                -          (839,981)
                                                                       ------------      -------      -----------      ------------

Balance, December 31, 1992                                              227,276,991        2,273        3,108,660        (2,290,767)

Issuance of common stock, for consulting services               0.06        500,000            5           27,495                 -
Issuance of common stock, for consulting services               0.03      3,500,000           35          104,965                 -
Issuance of common stock, for testing                           0.04      5,000,000           50          174,950                 -
Net loss, year ended December 31, 1993                                            -            -                -          (563,309)
                                                                       ------------      -------      -----------      ------------

Balance, December 31, 1993                                              236,276,991        2,363        3,416,070        (2,854,076)
                                                                       ------------      -------      -----------      ------------

                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2003

                                           Common Stock                                             Deficit
                                           ------------                                           Accumulated
                                  Amount                           Additional                     during the      Deferred
                                   Per                              Paid-In       Subscription    Development   Compensation
                                  Share       Shares    Amount      Capital        Receivable       Stage           Cost
                                  ------   -----------  ------    -----------     ------------   ------------   ------------
Balance, December 31, 1993                 236,276,991  $2,363    $ 3,416,070         $  -       $ (2,854,076)       $  -

Issuance of common stock,
  for consulting services         $0.05      4,750,000      47        237,453            -                  -           -
Issuance of common stock,
  exercise of options              0.08        400,000       4         31,996            -                  -           -
Issuance of common stock,
  exercise of options              0.10        190,000       2         18,998            -                  -           -
Net loss, year ended
  December 31, 1994                                  -       -              -            -           (440,837)          -
                                           -----------   -----      ---------         ----       ------------        ----
Balance, December 31, 1994                 241,616,991   2,416      3,704,517            -        (3,294,913)           -
                                                                                         -
Issuance of common stock,
  exercise of options              0.05      3,333,333      33        166,633            -                 -            -
Issuance of common stock,
  exercise of options              0.08      2,092,850      21        167,407            -                 -            -
Issuance of common stock,
  exercise of options              0.10      2,688,600      27        268,833            -                 -            -
Issuance of common stock,
  for consulting services          0.11      1,150,000      12        126,488            -                 -            -
Issuance of common stock,
  for consulting services          0.14        300,000       3         41,997            -                 -            -
Net loss, year ended
  December 31, 1995                                  -       -              -            -          (401,884)           -
                                           -----------   -----      ---------         ----      ------------         ----

Balance, December 31, 1995                 251,181,774   2,512      4,475,875            -        (3,696,797)           -
                                           -----------   -----      ---------         ----      ------------         ----



                See notes to consolidated financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2003

                                        Common Stock                                               Deficit
                                        ------------                                             Accumulated
                               Amount                             Additional                      during the          Deferred
                                Per                                Paid-In       Subscription    Development        Compensation
                               Share      Shares      Amount       Capital        Receivable        Stage               Cost
                               ------  -----------   --------    -----------     ------------   ------------        ------------
Balance, December 31, 1995             251,181,774   $ 2,512     $ 4,475,875       $      -     $ (3,696,797)        $       -

Issuance of common stock,
  exercise of options          $0.05     3,333,334        33         166,634              -                -                 -
Issuance of common stock,
  exercise of options           0.08     1,158,850        12          92,696              -                -                 -
Issuance of common stock,
  exercise of options           0.10     7,163,600        72         716,288              -                -                 -
Issuance of common stock,
  exercise of options           0.11       170,000         2          18,698              -                -                 -
Issuance of common stock,
  exercise of options           0.12     1,300,000        13         155,987              -                -                 -
Issuance of common stock,
  exercise of options           0.18     1,400,000        14         251,986              -                -                 -
Issuance of common stock,
  exercise of options           0.19       500,000         5          94,995              -                -                 -
Issuance of common stock,
  exercise of options           0.20       473,500         5          94,695              -                -                 -
Issuance of common stock,
  for services rendered         0.50       350,000         3         174,997              -                -                 -
Options granted                                  -         -         760,500              -                -          (473,159)
Subscription receivable                          -         -               -        (19,000)               -                 -
Net loss, year ended
  December 31, 1996                              -         -               -              -       (1,154,740)                -
                                       -----------     -----       ---------        -------       ----------          --------

Balance, December 31, 1996             267,031,058     2,671       7,003,351        (19,000)      (4,851,537)         (473,159)
                                       -----------     -----       ---------        -------       ----------          --------


                See notes to consolidated financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2003

                                            Common Stock                                                Deficit
                                            ------------                                              Accumulated
                                     Amount                              Additional                    during the     Deferred
                                      Per                                 Paid-In     Subscription    Development   Compensation
                                     Share      Shares       Amount       Capital      Receivable        Stage          Cost
                                    -------   -----------    -------    -----------   ------------   ------------   ------------
Balance, December 31, 1996                    267,031,058    $ 2,671    $ 7,003,351    $ (19,000)   $ (4,851,537)    $ (473,159)

Issuance of common stock,
  exercise of options               $  0.08     3,333,333         33        247,633            -               -              -
Issuance of common stock,
  conversion of debt                   0.20     1,648,352         16        329,984            -               -              -
Issuance of common stock,
  conversion of debt                   0.15       894,526          9        133,991            -               -              -
Issuance of common stock,
  conversion of debt                   0.12     2,323,580         23        269,977            -               -              -
Issuance of common stock,
  conversion of debt                   0.15     1,809,524         18        265,982            -               -              -
Issuance of common stock,
  conversion of debt                   0.16       772,201          8        119,992            -               -              -
Issuance of common stock,
  for services rendered                0.41        50,000          -         20,500            -               -              -
Issuance of common stock,
  for services rendered                0.24       100,000          1         23,999            -               -              -
Beneficial conversion feature,
  February debenture                                    -          -        413,793            -               -              -
Beneficial conversion feature,
  October debenture                                     -          -      1,350,000            -               -              -
Warrant costs, February debenture                       -          -         37,242            -               -              -
Warrant costs, October debenture                        -          -        291,555            -               -              -
Amortization of deferred
  compensation cost                                     -          -              -            -               -        399,322
Imputed interest on
  convertible debenture                                 -          -          4,768            -               -              -
Net loss, year ended
  December 31, 1997                                     -          -              -            -      (4,141,729)             -
                                              -----------      -----     ----------      -------      ----------        -------

Balance, December 31, 1997                    277,962,574      2,779     10,512,767      (19,000)     (8,993,266)       (73,837)
                                              -----------      -----     ----------      -------      ----------        -------


                See notes to consolidated financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2003

                                                                             Common Stock
                                                                             ------------
                                                                   Amount                                 Additional
                                                                    Per                                    Paid-In
                                                                   Share         Shares      Amount        Capital
                                                                  -------      -----------   -------     ------------
Balance, December 31, 1997                                                     277,962,574   $ 2,779     $ 10,512,767

Issuance of common stock, exercise of options                     $  0.12          295,000         3           35,397
Issuance of common stock, exercise of options                        0.14          500,000         5           69,995
Issuance of common stock, exercise of options                        0.16          450,000         5           71,995
Issuance of common stock, exercise of options                        0.20           10,000         -            2,000
Issuance of common stock, exercise of options                        0.26          300,000         3           77,997
Issuance of common stock, conversion of debt                         0.13        1,017,011        10          132,990
Issuance of common stock, conversion of debt                         0.14        2,512,887        25          341,225
Issuance of common stock, conversion of debt                         0.15        5,114,218        51          749,949
Issuance of common stock, conversion of debt                         0.18        1,491,485        15          274,985
Issuance of common stock, conversion of debt                         0.19        3,299,979        33          619,967
Issuance of common stock, conversion of debt                         0.22        1,498,884        15          335,735
Issuance of common stock, conversion of debt                         0.23        1,870,869        19          424,981
Issuance of common stock, for services rendered                      0.21          100,000         1           20,999
Beneficial conversion feature, November debenture                                        -         -          625,000
Warrant costs, November debenture                                                        -         -           48,094
Amortization of deferred compensation cost                                               -         -                -
Write off of subscription receivable                                                     -         -          (19,000)
Net loss, year ended December 31, 1998                                                   -         -                -
                                                                               -----------     -----       ----------

Balance, December 31, 1998                                                     296,422,907     2,964       14,325,076
                                                                               -----------     -----       ----------

                                                                         Deficit
                                                                       Accumulated
                                                                        during the        Deferred
                                                       Subscription    Development      Compensation
                                                        Receivable        Stage             Cost
                                                       ------------   ------------      ------------
Balance, December 31, 1997                              $ (19,000)    $ (8,993,266)       $ (73,837)

Issuance of common stock, exercise of options                   -                -                -
Issuance of common stock, exercise of options                   -                -                -
Issuance of common stock, exercise of options                   -                -                -
Issuance of common stock, exercise of options                   -                -                -
Issuance of common stock, exercise of options                   -                -                -
Issuance of common stock, conversion of debt                    -                -                -
Issuance of common stock, conversion of debt                    -                -                -
Issuance of common stock, conversion of debt                    -                -                -
Issuance of common stock, conversion of debt                    -                -                -
Issuance of common stock, conversion of debt                    -                -                -
Issuance of common stock, conversion of debt                    -                -                -
Issuance of common stock, conversion of debt                    -                -                -
Issuance of common stock, for services rendered                 -                -                -
Beneficial conversion feature, November debenture               -                -                -
Warrant costs, November debenture                               -                -                -
Amortization of deferred compensation cost                      -                -           59,068
Write off of subscription receivable                       19,000                -                -
Net loss, year ended December 31, 1998                          -       (4,557,710)               -
                                                       ----------      -----------          -------

Balance, December 31, 1998                                      -      (13,550,976)         (14,769)
                                                       ----------      -----------          -------

                See notes to consolidated financial statements.

                         ADVANCED VIRAL RESEARCH CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2003

                                               Common Stock                               Deficit
                                               ------------                             Accumulated
                                    Amount                               Additional      during the      Deferred    Discount
                                     Per                                   Paid-In      Subscription   Development      on
                                    Share         Shares      Amount       Capital       Receivable       Stage       Warrant
                                   -------      -----------   -------   ------------   -------------   ------------  ---------
Balance, December 31, 1998                      296,422,907   $ 2,964   $ 14,325,076   $ (13,550,976)   $ (14,769)      $    -

Issuance of common stock,
  securities purchase agreement    $  0.16        4,917,276        49        802,451               -            -            -
Issuance of common stock,
  securities purchase agreement       0.27        1,851,852        18        499,982               -            -            -
Issuance of common stock,
  for services rendered               0.22          100,000         1         21,999               -            -            -
Issuance of common stock,
  for services rendered               0.25          180,000         2         44,998               -            -            -
Beneficial conversion feature,
  August debenture                                        -         -        950,036               -            -            -
Beneficial conversion feature,
  December debenture                                      -         -        361,410               -            -            -
Amortization of warrant costs,
  convertible debentures                                  -         -            300               -            -         (300)
Warrant costs, related to
  convertible debentures                                  -         -                                                    2,455
Warrant costs, August debenture                           -         -         49,964               -            -            -
Warrant costs, December debenture                         -         -          4,267               -            -            -
Amortization of warrant costs,
  securities purchase agreement                           -         -              -               -            -
Amortization of deferred
  compensation cost                                       -         -        (14,769)              -       14,769            -
Credit arising from
  modification of option terms                            -         -        210,144               -            -            -
Net loss, year ended
  December 31, 1999                                       -         -              -      (6,323,431)           -            -
                                                -----------     -----     ----------   -------------    ---------       ------

Balance, December 31,
  1999 (Restated)                               303,472,035     3,034     17,255,858     (19,874,407)           -        2,155
                                                -----------     -----     ----------   -------------    ---------       ------

                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2003

                                                        Common Stock                                        Deficit
                                                        ------------                                      Accumulated
                                        Amount                                           Additional       during the     Discount
                                         Per                                               Paid-In        Development       on
                                        Share              Shares         Amount           Capital           Stage       Warrants
                                       --------          -----------      -------       ------------         -----       --------
Balance, December 31,
  1999 (Restated)                                        303,472,035      $ 3,034       $ 17,255,858    $ (19,874,407)    $ 2,155

Issuance of common stock,
  exercise of options                  $ 0.1400              600,000            6             83,994                -           -
Issuance of common stock,
  exercise of options                    0.1500            1,600,000           16            239,984                -           -
Issuance of common stock,
  exercise of options                    0.1600              650,000            7            103,994                -           -
Issuance of common stock,
  exercise of options                    0.1700              100,000            1             16,999                -           -
Issuance of common stock,
  exercise of options                    0.2100              792,500            8            166,417                -           -
Issuance of common stock,
  exercise of options                    0.2500            1,000,000           10            246,090                -           -
Issuance of common stock,
  exercise of options                    0.2700              281,000            3             75,867                -           -
Issuance of common stock,
  exercise of options                    0.3600              135,000            1             48,599                -           -
Issuance of common stock,
  exercise of warrants                   0.2040              220,589            2             44,998                -           -
Issuance of common stock,
  exercise of warrants                   0.2448              220,589            2             53,998                -           -
Issuance of common stock,
  exercise of warrants                   0.2750               90,909            1             24,999                -           -
Issuance of common stock,
  exercise of warrants                   0.3300               90,909            1             29,999                -           -
Issuance of common stock,
  conversion of debt                     0.1400           35,072,571          351          4,907,146                -           -
Issuance of common stock,
  conversion of debt                     0.1900            1,431,785           14            275,535                -           -
Issuance of common stock,
  conversion of debt                     0.2000            1,887,500           19            377,481                -           -
Issuance of common stock,
  conversion of debt                     0.3600               43,960            -             15,667                -           -
Issuance of common stock,
  cashless exercise of warrants                              563,597            6            326,153                -           -
Issuance of common stock,
  services rendered                      0.4650              100,000            1             46,499                -           -
Private placement of common stock        0.2200           13,636,357          136          2,999,864                -           -
Private placement of common stock        0.3024            4,960,317           50          1,499,950                -           -
Private placement of common stock        0.4000           13,265,000          133          5,305,867                -           -
Cashless exercise of warrants                                      -            -           (326,159)               -           -
Beneficial conversion feature,
  January Debenture                                                -            -            395,236                -           -
Warrant costs, consulting agreement                                -            -            200,249                -           -
Warrant costs, January Debenture                                   -            -             13,418                -           -
Warrant costs, related to
  convertible debentures                                           -            -                  -                -      (2,454)
Recovery of subscription receivable
  previously written off                                           -            -             19,000                -           -
Credit arising from modification
  of option terms                                                  -            -          1,901,927                -           -
Net loss, year ended
  December 31, 2000                                                -            -                  -       (8,816,192)          -
                                                         -----------        -----         ----------      -----------     -------

Balance, December 31,
  2000 (Restated)                                        380,214,618        3,802         36,349,629      (28,690,599)       (299)
                                                         -----------        -----         ----------      -----------     -------

                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2003

                                                        Common Stock                                Deficit
                                                        ------------                              Accumulated
                                            Amount                                  Additional     during the        Discount
                                             Per                                      Paid-In     Development           on
                                            Share          Shares      Amount         Capital        Stage           Warrants
                                           --------     ------------   -------     ------------   ------------      ---------
Balance,  December 31,
  2000 (Restated)                                         380,214,618     3,802       36,349,629   (28,690,599)           (299)

Issuance of common stock,
  exercise of options                      $ 0.2700           40,000         1           10,799
Issuance of common stock,                                                                                    -               -
  exercise of options                        0.3600           20,000         1            7,199
Issuance of common stock,
  cashless exercise of warrants              76,411         1           77,491                -              -               -
Issuance of common stock, for                                                                                -               -
  services rendered                          0.3500          100,000         1           34,999              -               -
Sale of common stock, for cash               0.1500        6,666,667        66          999,933              -               -
Sale of common stock, for cash               0.3000        2,000,000        20          599,980              -               -
Sale of common stock, for cash               0.3200        3,125,000        31          999,969              -               -
Sale of common stock, for cash               0.4000        1,387,500        14          554,986              -               -
Sale of common stock, for cash               0.2700        9,666,667        96        2,609,904
Warrant costs, private equity                                                                                -               -
  line of credit                                                                      1,019,153
Amortization of warrant costs,                                                                                      (1,019,043)
  equity line of credit                                                                                                356,594
Cashless exercise of warrants                                      -         -          (77,491)
Credit arising from                                                                                          -               -
  modification of option terms                                     -         -          691,404
Net loss, year ended                                                                                         -               -
  December 31, 2001                                                -         -                -    (11,086,567)              -
                                                         -----------   -------     ------------   ------------     -----------

Balance, December 31,
  2001 (Restated)                                        403,296,863   $ 4,033     $ 43,877,955   $(39,777,166)    $  (662,748)
                                                         -----------   -------     ------------   ============     ===========


                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2003

                                                      Common Stock                                        Deficit
                                                      ------------                                      Accumulated
                                       Amount                                           Additional       during the       Discount
                                        Per                                              Paid-In        Development         on
                                       Share             Shares        Amount            Capital           Stage          Warrants
                                      --------         -----------    --------         ------------     ------------     ----------
Balance,  December 31,
  2001 (Restated)                                      403,296,863        4,033          43,877,955     (39,777,166)       (662,748)

Sale of common stock,
  for cash                            $ 0.1109          17,486,491          175           1,938,813               -               -
Sale of common stock, for cash          0.1400          22,532,001          225           2,840,575               -               -
Sale of common stock, for cash          0.1500           9,999,999          100           1,499,900               -               -
Issuance of common stock,
  conversion of debt                    0.1100             909,091            9              99,991               -               -
Issuance of common stock,
  conversion of debt                    0.1539           1,299,545           13             199,987               -               -
Warrant costs, termination
  agreement                                                      -            -             190,757               -               -
Warrant costs, issued with
  sale of common stock, for cash                                 -            -              36,086               -               -
Expenses of stock issuance                                       -            -             (50,160)              -         (36,087)
Warrants granted for
  consulting services                                            -            -             107,382               -               -
Credit arising from
  modification of option terms                                   -            -             177,963               -               -
Amortization of warrant costs,
  equity line of credit                                          -            -                   -               -         407,660
Beneficial conversion feature,
  May debenture                                                  -            -              55,413               -               -
Beneficial conversion feature,
  July debentures                                                -            -             166,515               -               -
Net loss, year ended
  December 31, 2002                                              -            -                   -      (9,321,065)              -
                                                      ------------      -------        ------------    ------------      ----------

Balance, December 31,
  2002 (Restated)                                      455,523,990      $ 4,555        $ 51,141,177
                                                      ------------      -------        ------------

Balance, December 31,
  2002 (Restated)                                     $(49,098,231)                    $   (291,175)
                                                      ------------                     ------------


                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 30, 2003

                                                     Common Stock                                    Deficit
                                                     ------------                                  Accumulated
                                          Amount                                   Additional       during the        Discount
                                           Per                                       Paid-In       Development           on
                                          Share         Shares        Amount         Capital          Stage           Warrants
                                         --------     -----------    -------       -----------     ------------      ----------
Balance, December 31,
  2002 (Restated)                                     455,523,990      4,555        51,141,177      (49,098,231)       (291,175)

Sale of common stock,
  for cash                               $ 0.0500      21,620,000        216         1,080,784                -               -
Sale of common stock,
  for cash                               $ 0.0800      22,650,000        226         1,811,774                -               -
Issuance of common stock,
  conversion of debt                     $ 0.0424      14,150,943        142           599,858                -               -
Issuance of common stock,
  conversion of debt                       0.1000       7,255,754         73           725,653                -               -
Issuance of common stock,
  conversion of debt                       0.1818         562,865          6           102,323                -               -
Issuance of common stock,
  for services rendered                    0.0790         100,000          1             7,899                -               -
Issuance of common stock,
  for services rendered                    0.0930         107,527          1             9,999                -               -
Warrant costs, issued with
  issue of convertible debenture                                -          -           517,141                -        (517,141)
Expenses of stock issuance                                      -          -          (199,989                -          36,386
Amortization of warrant costs,
  related to convertible debenture                              -          -                 -                -         327,523
Amortization of warrant costs,
  equity line of credit                                                                                                 254,789
Litigation settlement
  - cash and stock                                              -          -        (1,126,407                -               -
Litigation settlement stock                0.0800         947,000          9            75,751                -               -
Options issued for services
  rendered                                                      -          -            74,368                -               -
Beneficial conversion feature,
  April debenture                                               -          -           482,859                -               -
Beneficial conversion feature,
  July debenture                                                -          -           375,000                -               -
Net loss, Nine Months Ended
  September 30, 2003                                            -          -                 -       (5,601,913)              -
                                                      -----------    -------       -----------     ------------      ----------

Balance, September 30,
  2003 (Restated)                                     522,918,079    $ 5,229       $55,678,190     $(54,700,144)     $ (189,618)
                                                      -----------    -------       -----------     ------------      ----------

                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                 Inception
                                                                                     Nine Months Ended         (February 20,
                                                                                       September 30,             1984) to
                                                                                      -------------            September 30,
                                                                                    2003           2002            2003
                                                                                    ----           ----            ----
                                                                                  Restated       Restated
                                                                                  --------       ---------
Cash Flows from Operating Activities:
   Net loss                                                                    $ (5,601,913)   $ (7,322,917)   $(54,700,144)
                                                                               ------------    ------------    ------------
   Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation                                                               715,158         728,817       3,153,821
         Amortization of debt issuance costs                                        105,922          21,224         934,559
         Amortization of deferred interest cost on beneficial
            conversion feature of convertible debenture                             417,145          57,574       4,599,940
         Amortization of discount on warrants                                       582,312         305,745       1,976,953
         Amortization of deferred compensation cost                                       -               -         760,500
         Issuance of common stock for debenture interest                             74,493          21,863         194,130
         Issuance of common stock for services                                            -               -       1,586,000
         Compensation expense for options and warrants                               74,368         488,807       3,339,176
         Changes in operating assets and liabilities:
           (Increase) decrease in other current assets                               17,664         (45,452)       (127,647)
            Increase in other assets                                               (117,446)       (112,517)     (1,752,635)
            Increase (decrease) in accounts payable and  accrued liabilities        313,176        (921,847)        874,083
                                                                               ------------    ------------    ------------
                  Total adjustments                                               2,182,792         544,214      15,538,880
                                                                               ------------    ------------    ------------
                  Net cash used by operating activities                          (3,419,121)     (6,778,703)    (39,161,264)
                                                                               ------------    ------------    ------------
Cash Flows from Investing Activities:
   Purchase of investments                                                                -               -      (6,292,979)
   Proceeds from sale of investments                                                      -               -       6,292,979
   Disposal (Acquision) of property and equipment                                     4,769        (192,755)     (4,318,615)
                                                                               ------------    ------------    ------------
                  Net cash provided (used) by investing activities                    4,769        (192,755)     (4,318,615)
                                                                               ------------    ------------    ------------
Cash Flows from Financing Activities:
   Proceeds from issuance of convertible debt- net of issuance costs              2,186,986       2,000,000      13,686,986
   Proceeds from sale of securities, net of issuance costs                        2,737,298       6,279,788      32,266,984
   Proceeds from common stock subscribed but not issued                            (883,900)              -               -
   Payments under litigation settlement                                          (1,050,649)              -      (1,050,649)
   Payments under capital lease                                                     (92,164)       (109,528)       (402,192)
   Payments on note payable                                                         (20,384)        (17,911)       (101,660)
   Recovery of subscription receivable written off                                        -               -          19,000
                                                                               ------------    ------------    ------------
                  Net cash provided by financing activities                       2,877,187       8,152,349      44,418,469
                                                                               ------------    ------------    ------------
Net Increase (Decrease)  in Cash and Cash Equivalents                              (537,165)      1,180,891         938,590
Cash and Cash Equivalents, Beginning                                              1,475,755       1,499,809               -
                                                                               ------------    ------------    ------------
Cash and Cash Equivalents, Ending                                              $    938,590    $  2,680,700    $    938,590
                                                                               ============    ============    ============
Supplemental Disclosure of Non-Cash Financing Activities:
   Cash paid during the period for interest                                    $     14,177    $     11,305
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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)

NOTE 2.  GOING CONCERN

         As indicated in the accompanying financial statements, the Company has suffered accumulated net losses of $54,700,144 since inception and is dependent upon registration of AVR118 (formerly known as "Product R" until October 2003) for sale before it can begin commercial operations. The Company's cash position is inadequate to pay all the costs associated with operations and the full range of testing and clinical trials required by the FDA. Unless and until AVR118 is approved for sale in the United States or another industrially developed country, the Company will be dependent upon the continued sale of its securities, debt or equity financing for funds to meet its cash requirements. The foregoing issues raise substantial doubt about the Company's ability to continue as a going concern.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)

NOTE 3.  RESTATEMENT OF FINANCIAL STATEMENTS

         The accompanying financial statements for the three and nine months ending September 30, 2003 and 2002 have been restated to reflect changes in accounting for warrants issued in connection with equity transactions as well as options issued to the Board of Directors and employees (on a pro-forma basis only) and its Advisory Board. The restatement resulted in expense which increases the previously reported net loss for the three and nine months ending September 30, 2003 by approximately $51,000 and $255,000, respectively, and reduces the previously reported net loss for the three and nine months ending September 30, 2002 by approximately $313,000 and $644,000, respectively.

         Basic and diluted net loss per common share on operations remained the same for the three and nine months ended September 30, 2003. Basic and diluted net loss per common share on operations changed by $(.01) from $(.01) to $(.00) for the three months ended September 30, 2002, and remained the same for the nine months ended September 30, 2002. The Company's deficit accumulated during the development stage was reduced by $2,039,574 for the year ended December 31, 2002. The Company's deficit accumulated during the development stage was increased by $1,019,153 at September 30, 2003. The restatement did not impact the Company's net cash in investing and financing activities and net cash used in operating activities remained unchanged, however, certain components within operating activities consisting of amortization of deferred interest cost, discount on warrants and compensation expense for options and warrants, were restated for the three and nine months ended September 30, 2003 and September 30, 2002.

                                                         AS OF SEPTEMBER 30, 2003
                                                         ------------------------
                                                AS REPORTED      ADJUSTMENT      RESTATED
                                                ------------    ------------    ------------
ASSETS
Current Assets                                  $  1,198,610               -    $  1,198,610
Property and Equipment, net                        1,541,002               -       1,541,002
Other Assets                                       1,266,198               -       1,266,198
                                                ------------    ------------    ------------
Total assets                                    $  4,005,810                    $  4,005,810
                                                ============                    ============
LIABILITIES AND STOCKHOLDERS" EQUITY
Current Liabilities                                  895,930               -         895,930
Long-Term Debt:
Convertible debenture-net                          2,316,223               -       2,316,223
Capital lease obligation
Note payable
Total long-term debt                               2,316,223               -       2,316,223
                                                ------------    ------------    ------------
Stockholders' Equity
Common stock                                           5,229               -           5,229
Additional paid-in capital                        54,659,037       1,019,153      55,678,190
Deficit accumulated during development stage     (53,680,991)     (1,019,153)    (54,700,144)
Discount on warrants                                (189,618)              -        (189,618)
Total stockholders' equity                           793,657               -         793,657
                                                ------------    ------------    ------------
Total liabilities and stockholders' equity      $  4,005,810    $          -    $  4,005,810
                                                ============    ============    ============

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)

NOTE 3.  RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

                                                               AS OF DECEMBER 31, 2002
                                                               -----------------------
                                                      AS REPORTED    ADJUSTMENTS     RESTATED
                                                      -----------    -----------    -----------
ASSETS
Current Assets                                          1,770,251              -      1,770,251
Property and Equipment, Net                             2,244,118              -      2,244,118
Other Assets                                              931,660              -        931,660
                                                      -----------    -----------
         Total assets                                   4,946,029              -      4,946,029
                                                      ===========    ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities                                       684,591              -        684,591
Long-Term Debt:
   Convertible debenture, net                           1,658,231        (47,732)     1,610,499
   Capital lease obligation                                 5,834              -          5,834
   Note payable                                             4,879              -          4,879
                                                      -----------    -----------    -----------
        Total long-term debt                            1,668,944        (47,732)     1,621,212
                                                      -----------    -----------    -----------
Common Stock Subscribed but not Issued                    883,900              -        883,900
                                                      -----------    -----------    -----------
Stockholders' Equity:
   Common stock                                             4,555              -          4,555
   Additional paid-in capital                          57,530,605     (6,389,428)    51,141,177
   Deficit accumulated during development stage       (51,137,805)     2,039,574    (49,098,231)
   Discount on warrants                                (4,688,761)     4,397,586       (291,175)
                                                      -----------    -----------    -----------
         Total stockholders' equity                     1,708,594         47,732      1,756,326
                                                      -----------    -----------    -----------
         Total liabilities and stockholders' equity     4,946,029              -      4,946,029
                                                      ===========    ===========    ===========

                                        THREE MONTHS ENDED SEPTEMBER 30, 2003            NINE MONTHS ENDED SEPTEMBER 30, 2003
                                      AS REPORTED     ADJUSTMENTS     RESTATED         AS REPORTED     ADJUSTMENTS     RESTATED
                                      ------------     ---------    ------------      ------------      ----------   ------------
Revenues                              $          -     $       -    $          -      $          -      $        -   $          -
                                      ------------     ---------    ------------      ------------      ----------   ------------
Costs and Expenses:
   Research and development                219,586             -         219,586         1,066,596               -      1,066,596
   General and administrative              873,473             -         873,473         2,541,689               -      2,541,689
   Compensation and other
     expense for options and warrants       20,029        50,959          70,988            74,368         254,789        329,157
   Depreciation                            228,252             -         228,252           703,276               -        703,276
                                      ------------     ---------    ------------      ------------      ----------   ------------
                                         1,341,340        50,959       1,392,299         4,385,929         254,789      4,640,718
                                      ------------     ---------    ------------      ------------      ----------   ------------
Loss from Operations                    (1,341,340)      (50,959)     (1,392,299)       (4,385,929)       (254,789)    (4,640,718)
                                      ------------     ---------    ------------      ------------      ----------   ------------
Other Income (Expense):
   Interest income                           2,811             -           2,811            10,661               -         10,661
   Other income                                  -             -                                 -               -              -
   Interest expense                       (757,420)            -        (757,420)         (949,260)              -       (949,260)
   Severance expense - former
directors                                        -             -               -                 -               -              -
                                      ------------     ---------    ------------      ------------      ----------   ------------
                                          (754,609)            -        (754,609)         (938,599)              -       (938,599)
                                      ------------     ---------    ------------      ------------      ----------   ------------
Loss from Continuing Operations         (2,095,949)      (50,959)     (2,146,908)       (5,324,528)       (254,789)    (5,579,317)
Loss from Discontinued Operations           (6,245)            -          (6,245)          (22,596)              -        (22,596)
                                      ------------     ---------    ------------      ------------      ----------   ------------
Net Loss                              $ (2,102,194)    $ (50,959)   $ (2,153,153)     $ (5,347,124)     $ (254,789)  $ (5,601,913)
                                      ============     =========    ============      ============      ==========   ============
Net Loss Per Common Share
   Basic and Diluted:
      Continuing operations           $      (0.00)                 $      (0.00)     $      (0.01)                  $      (0.01)
      Discontinued operations                (0.00)                        (0.00)            (0.00)                         (0.00)
                                      ------------                  ------------      ------------                   ------------
      Net loss                        $      (0.00)                 $      (0.00)     $      (0.01)                  $      (0.01)
                                      ============                  ============      ============                   ============
Weighted Average Number of
   Common Shares Outstanding           496,522,776                   496,522,776       481,941,317                    481,941,317
                                      ============                  ============      ============                   ============

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)

NOTE 3.  RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

                                        THREE MONTHS ENDED SEPTEMBER 30, 2002             NINE MONTHS ENDED SEPTEMBER 30, 2002
                                        -------------------------------------            --------------------------------------
                                     AS REPORTED      ADJUSTMENTS       RESTATED      AS REPORTED      ADJUSTMENTS     RESTATED
                                    -------------    -------------    -------------  -------------    -------------  -------------
Revenues                            $           -    $           -    $           -  $           -    $           -  $           -
                                    -------------    -------------    -------------  -------------    -------------  -------------
Costs and Expenses:
   Research and development               978,658                -          978,658      3,517,924                -      3,517,924
   General and administrative             708,133                -          708,133      2,058,352                -      2,058,352
   Compensation and  other  expense
     for options and warrants              30,462           (5,407)          25,055        646,004          148,548        794,552
   Depreciation                           254,045                -          254,045        713,356                -        713,356
                                    -------------    -------------    -------------  -------------    -------------  -------------
                                        1,971,298           (5,407)       1,965,891      6,935,636          148,548      7,084,184
                                    -------------    -------------    -------------  -------------    -------------  -------------
Loss from Operations                   (1,971,298)           5,407       (1,965,891)    (6,935,636)        (148,548)    (7,084,184)
                                    -------------    -------------    -------------  -------------    -------------  -------------
Other Income (Expense):                                                           -              -                -              -
   Interest income                          6,482                -            6,482         11,305                -         11,305
   Other income                                 -                -                -              -                -              -
   Interest expense                      (390,830)         307,287          (83,543)      (913,836)         792,856       (120,980)
   Severance expense - former
     directors                                  -                -                -              -                -              -
                                    -------------    -------------    -------------  -------------    -------------  -------------
                                         (384,348)         307,287          (77,061)      (902,531)         792,856       (109,675)
                                    -------------    -------------    -------------  -------------    -------------  -------------
Loss from Continuing Operations        (2,355,646)         312,694       (2,042,952)    (7,838,167)         644,308     (7,193,859)
Loss from Discontinued Operations         (42,098)               -          (42,098)      (129,058)               -       (129,058)
                                    -------------    -------------    -------------  -------------    -------------
Net Loss                            $  (2,397,744)   $     312,694       (2,085,050) $  (7,967,225)   $     644,308  $  (7,322,917)
                                    =============    =============    =============  =============    =============  =============
Net Loss Per Common Share
   Basic and Diluted:
      Continuing operations         $       (0.01)                    $       (0.00) $       (0.02)                  $       (0.02)
      Discontinued operations               (0.00)                            (0.00)         (0.00)                          (0.00)
                                    -------------                     -------------  -------------                   -------------
      Net loss                      $       (0.01)                    $       (0.00) $       (0.02)                  $       (0.02)
                                    =============                     =============  =============                   =============
Weighted Average Number of
   Common Shares Outstanding          425,952,540                       425,952,540    425,952,540                     425,952,540
                                    =============                     =============  =============                   =============

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

         In August 2003, the Company decided to defer the continuation of and re-examine the procedures, protocol and objectives of the Phase I study in Israel using AVR118 for cachectic patients with leukemia and lymphoma and a recent Phase I study for cachectic patients with solid tumors. Estimated completion date for such studies is uncertain. Because of its limited resources, the Company currently believes it to be in its best interests to focus its clinical efforts on the Phase I/Phase II Study in cachectic patients needing salvage therapy for AIDS.

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

         In July 2003 the agreement entered in July 2002 with the Weizmann Institute of Science and Yeda, its developmental arm in Israel, to conduct research on the effects of AVR118 on the immune system, expired in accordance with its terms, and upon such termination the Company retained all rights to the research performed under the agreement. Total costs incurred in connection with this research are expected to be $138,000, of which payments of $40,000 were made in each of July 2002 and November 2002, and an additional $10,000 was paid in October 2003. Final payment has not been made pending receipt, review and approval of the final report. The Company has expensed $120,000 since inception of the contract through September 30, 2003.

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

         (i) the date an IND number is obtained from and approved by the FDA so that human research may be conducted using AVR118; or (ii) the execution of an agreement relating to co-marketing pursuant to which one or more third parties commit to make payments to the Company of at least $15 million. On September 4, 2001, the Company received an IND number from the FDA. Therefore, of the $100,000 described above, $25,000 was paid as of December 31, 2001 with an additional $25,000 paid through December 31, 2002. No further payments have been made to date. The Agreement also provides for previously issued options to acquire 23,000,000 shares of common stock at $0.27 per option share to be immediately vested as of the date of this agreement and are exercisable until February 17, 2008. The fair value of these options was estimated to be $5,328,000 ($0.0377 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; a risk free interest rate of 6% and an expected life of 32 months. The Company is recognized the $5,328,441 fair value of the options as compensation expense on a pro-forma basis in May 2000 based upon the vesting terms of the employment agreement.

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

         In August 2003, the Company granted an aggregate of 3,010,000 options to purchase shares of the Company's Common stock to certain employees. The options are exercisable at $0.052 per share through August 26, 2008, and vest in 20 equal installments each quarter over five years. The fair value of the options was estimated to be $147,177 ($0.049 per option) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 128%; a risk free interest rate of 3.99% and an expected holding period of 8 years. The Company will recognize 5% of the fair value of the

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (Continued)

NOTE 4.  COMMITMENTS AND CONTINGENCIES (Continued)

         OPTIONS GRANTED TO MEMBERS OF THE BOARD OF DIRECTORS AND ADVISORY
         BOARDS

         MEMBERS OF ADVISORY BOARDS

         options as compensation expense on a pro-forma basis over the vesting period of the options.

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

         In August 2003, the Company granted an aggregate of 22,500,000 options to purchase shares of the Company's Common stock to certain members of the Board of Directors. Options to purchase 17,500,000 shares are exercisable at $0.052 per share through August 26, 2013. Options to purchase 5,000,000 shares are exercisable at $0.063 per share through August 26, 2013. The fair value of the options was estimated to be $1,129,017 ($0.05 per option) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 128%; a risk free interest rate of 4.47% and an expected holding period of 10 years. The Company recognized the total fair value of the options as compensation expense on a pro forma basis since vesting was immediate.

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

                                                                    Nine Months Ended September 30,
                                                                    -------------------------------
                                                    2003             2003              2002             2002
                                                  -----------      -----------       -----------     -----------
                                                   (Reported)       (Restated)        (Reported)      (Restated)
                                                  -----------      -----------       -----------     -----------
Net loss                                          $(5,347,124)     $(5,601,913)      $(7,967,225)    $(7,322,917)
Total   stock-based   compensation   expense
determined  under  fair value  based  method
for all awards, net of related tax effects        $(1,692,293)     $(1,692,293)      $(1,725,185)    $  (439,291)
                                                 ------------     ------------      ------------    ------------
Pro forma net loss                                $(7,039,417)     $(7,294,206)      $(9,692,410)    $(7,762,208)
                                                 ============     ============      ============    ============

Earnings per share - basic and diluted:
   As reported                                   ($      0.01)    ($      0.01)     ($      0.02)   ($      0.02)
                                                 ============     ============      ============    ============
   Pro forma                                     ($      0.01)    ($      0.02)     ($      0.02)   ($      0.02)
                                                 ============     ============      ============    ============

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

         In September 2003, in connection with a private offering transaction pursuant to Section 4(2) of the Securities Act, the Company authorized the issuance of and sold 21,620,000 shares of common stock and warrants to purchase up to 10,810,000 shares of common stock, for an aggregate purchase price of $1,081,000, or $0.05 per share, pursuant to securities purchase agreements with certain purchasers. The warrants are exercisable at $0.10 per share. In connection with the agreements, the Company paid finders' fees to Harbor View Group, AVIX, Inc and Robert Nowinski consisting in the aggregate of (i) approximately $64,860 and (ii) warrants to purchase 1,297,200 shares of common stock. All of the aforementioned warrants are exercisable at $0.10 per share commencing six months after the issuance date, for a period of five years.

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

         5,000,000 until sixty (60) months from the date of issuance. As of September 30, 2003, the Company has not drawn on the equity line of credit. The Company has not issued any shares under this equity line, which expired in August 2003. The Class B Warrants have expired by their terms. There is no financial statement impact for the Class B Warrants issued under this equity line. The fair value of the Class A warrants was estimated to be $1,019,153 ($0.204 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; a risk free interest rate of 6% and an expected holding period of five years. This amount is being amortized to compensation and other expense for options and warrants over the life of the equity line of credit (30 months) in the accompanying consolidated financial statements.

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

                                                                                        INCEPTION
                                                                                       (FEBRUARY 20,
                                          THREE MONTHS             NINE MONTHS           1984) TO
                                      ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,     SEPTEMBER 30,
                                      --------------------    ---------------------    -------------
                                        2003         2002       2003         2002          2003
                                        ----         ----       ----         ----          ----
Revenues                              $     -     $      -    $      -    $       -      $         -
                                      -------     --------    --------    ---------      -----------

Costs and Expenses:
   General and administrative           2,284       37,317      10,714      113,853        1,321,064
   Depreciation                         3,961        5,037      11,882       15,461          283,380
                                      -------     --------    --------    ---------      -----------
                                        6,245       42,354      22,596      129,314        1,604,444
                                      -------     --------    --------    ---------      -----------

Loss from Operations                   (6,245)     (42,354)    (22,596)    (129,314)      (1,604,444)
                                      -------     --------    --------    ---------      -----------
Other Income                                -          256           -          256            4,655
                                      -------     --------    --------    ---------      -----------

Discontinued operations               $(6,245)    $(42,098)   $(22,596)   $(129,058)     $(1,599,789)
                                      -------     --------    --------    ---------      -----------

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

OVERVIEW

         Since our inception in July 1985, we have been engaged primarily in research and development activities. We have not generated significant operating revenues, and as of September 30, 2003 we had incurred a cumulative net loss of $54,700,144. Our ability to generate substantial operating revenue depends upon our success in gaining FDA approval for the commercial use and distribution of AVR118. All of our research and development efforts have been devoted to the development of AVR118.

         Conducting the clinical trials of AVR118 will require significant cash expenditures. AVR118 may never be approved for commercial distribution by any country. Because our research and development expenses and clinical trial expenses will be charged against earnings for financial reporting purposes, we expect that losses from operations will continue to be incurred for the foreseeable future. We currently do not have sufficient funds to continue our testing of AVR118. We are attempting to secure funds through the sale of our securities.

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

         The costs relating to our research and development efforts during 2000, 2001, 2002 and each of the quarterly periods in 2003 through September 30, 2003, as well as the estimated costs for completion, are presented below.

                                                                 1ST Q    2ND Q    3RD Q
                                                                 2003     2003     2003       YTD     2000-2003  COSTS TO    GRAND
COST CATEGORY               12/31/2000  12/31/2001  12/31/2002   COSTS    COSTS    COSTS     SEP-03    TO DATE   COMPLETE    TOTAL
-------------               ----------  ----------  ----------   -----    -----    -----     ------    -------   --------    -----
Envirogene                                            625,838   298,809  298,809   99,603   697,221   1,323,059   227,663  1,550,722
Quintiles                                              52,226    44,061   15,877   14,331    74,269     126,495   126,505    253,000
Insurance Cost                                          3,359    10,076   10,076   10,076    30,228      33,587     2,717     36,304
Lab Costs                                                 500     9,227   12,621    9,772    31,620      32,120    67,977    100,097
Yeda Research                              118,000     80,000    40,000                      40,000     238,000    18,000    256,000
Kaplan AIDS- Study                                          -             25,875   25,875    51,750      51,750   120,750    172,500
Phase I (leukemia /
lymphoma Study)                                             -                                                 -   210,000    210,000
Phase I (solid tumor
Study)                                                      -                                                 -   219,000    219,000
R & D Consulting Services
Israel                                                 82,314                       32,44  6 32,446     114,760         -    114,760
Selikoff Center - Israel                   115,000    127,000                                     -     242,000         -    242,000
Israel Clinical Trial
batch costs                                            96,173                                            96,173         -     96,173
R & D - Supplies - Israel
Studies                                               294,706                                           294,706         -    294,706
R & D -Regulatory
Consultants - Globomax for
Israel Trials                                         904,476                                           904,476         -    904,476
R & D Salary & Facility
allocations (New York) for
Israel Clinical Trials                              2,126,082    30,554   25,355   24,933    80,842   2,206,924         -  2,206,924
R & D Travel Expenses -
Israel Clinical Trials          3,661        4,153      1,230     9,922      487    2,550    12,959      22,003         -     22,003
                            --------------------------------------------------------------------------------------------------------
TOTAL ISRAEL CLINICAL
TRIALS                          3,661      237,153  4,393,904   442,649  389,100  219,586  1,051,33  55,686,054   429,000    881,933
                            --------------------------------------------------------------------------------------------------------

R&D ARGENTINA CLINICAL
STUDIES                       242,586                  10,582                                     -     253,168         -    253,168
                            --------------------------------------------------------------------------------------------------------

R&D UNIVERSITY STUDIES IN
U.S.                                                   35,107    15,261                      15,261      50,368               50,368
                            --------------------------------------------------------------------------------------------------------

R&D - Globomax              1,250,000    2,682,828                                                    3,932,828         -  3,932,828
R&D - Lab Supplies IND
Application Studies           327,601      407,699                                                -     735,300         -    735,300
R&D Salary & Facility
allocations (NY) for IND
Application Studies         1,368,703    1,823,189                                                -   3,191,892         -  3,191,892
                            --------------------------------------------------------------------------------------------------------
Total U.S. Clinical Trial
expenses for IND FDA
submission                  2,946,304    4,913,716          -                                         7,860,020         -  7,860,020
                            --------------------------------------------------------------------------------------------------------

TOTAL RESEARCH AND
DEVELOPMENT EXPENSE         3,192,551    5,150,869  4,439,592   457,910  389,100  219,586 1,066,596  13,849,609   429,000  9,045,488
                            ========================================================================================================

         We currently do not have the funds to complete the Phase I/Phase II clinical trial in Israel. Our ability to raise additional funds will depend upon the timing and positive outcome of each portion of the clinical trial and the ultimate date of completion of the trial. We may not be able to continue as a going concern if we can not continue or complete this trial timely.

         In August 2003 we retained Oxford Pharmaceutical Resources, Inc., a firm owned and controlled by Richard Guarino, MD, to assist us in conducting and evaluating our clinical trials and in meeting federal FDA and foreign regulatory requirements. Oxford Pharmaceutical bills us on an hourly basis, and we expensed $25,192 during the quarter ended September 30, 2003 for such services.

The independent certified public accountants' report on our consolidated financial statements for the fiscal year ended December 31, 2002, includes an explanatory paragraph regarding our ability to continue as a going concern. Note 2 to the consolidated financial statements states that our ability to continue operations is dependent upon the continued sale of our securities and debt financing for funds to meet our cash requirements, which raise substantial doubt about our ability to continue as a going concern. Further, the accountants' report states that the financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are currently seeking additional financing. We anticipate that we can continue operations through December 2003 with our current liquid assets, if none of our outstanding options or warrants are exercised or additional securities sold. However, there can be no assurance that these actions will result in sufficient funds to finance operations. If we do not raise sufficient cash from external sources to satisfy our on-going expenditures, we will be required to curtail or suspend operations. Failure to raise additional capital and reduce certain discretionary spending could have a material adverse effect on our operations. This raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         We have incurred substantial losses since our inception, and anticipate incurring substantial losses for the foreseeable future. We incurred net losses of $5,601,913 for the nine months ended September 30, 2003, and $9,321,065, $11,086,567, and $8,816,192 for the years ended December 31, 2002, 2001 and
2000, respectively. Our accumulated deficits were $54,700,144, $49,098,231 and $39,777,166 as of as of September 30, 2003, December 31, 2002 and December 31, 2001, respectively. We had stockholders' equity of $793,657, $1,756,326 and $3,442,074 at September 30, 2003, December 31, 2002 and December 31, 2001,
respectively.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 VS. SEPTEMBER 30, 2002

         The accompanying financial statements for the three and nine months ending September 30, 2003 and 2002 have been restated to reflect changes in accounting for warrants issued in connection with equity transactions as well as options issued to the Board of Directors and employees (on a pro-forma basis only) and its Advisory Board. The restatement resulted in expense which increases the previously reported net loss for the three and nine months ending September 30, 2003 by approximately $51,000 and $255,000, respectively, and reduces the previously reported net loss for the three and nine months ending September 30, 2002 by approximately $313,000 and $644,000, respectively.

         Basic and diluted net loss per common share on operations remained the same for the three and nine months ended September 30, 2003. Basic and diluted net loss per common share on operations changed by $(.01) from $(.01) to $(.00) for the three months ended September 30, 2002, and remained the same for the nine months ended September 30, 2002. The Company's deficit accumulated during the development stage was reduced by $2,039,574 for the year ended December 31, 2002. The Company's deficit accumulated during the development stage was increased by $1,019,153 at September 30, 2003. The restatement did not impact the Company's net cash in investing and financing activities and net cash used in operating activities remained unchanged, however, certain components within operating activities consisting of amortization of deferred interest cost, discount on warrants and compensation expense for options and warrants, were restated for the three and nine months ended September 30, 2003 and September 30, 2002.

         For the three and nine months ended September 30, 2003, we incurred losses of approximately $2,153,000 and $5,602,000 vs. approximately $2,085,000 and $7,323,000 for the three and nine months ended September 30, 2002. Our losses were attributable primarily to:

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

           - expenditures in connection with AVR118 research in Israel were approximately $160,000 and $925,000 for the three and nine months ended September 30, 2003 vs. approximately $168,000 for the three months and nine months ended September 30, 2002. The increase was attributable to expenses for the three and nine months ended September 30, 2003 of approximately $100,000 and $697,000 relating to EnviroGene (consultant), approximately $14,000 and $74,000 relating to Quintiles Israel Ltd. (consultant), approximately $26,000 and $52,000 relating to Kaplan Medical Center (AIDS clinical trial site in Israel) and approximately $0 and $40,000 relating to the Weizmann Institute of Science (consultant). This compares to expenses for the three and nine months ended September 30, 2002 of approximately $128,000 relating to EnviroGene, and approximately $40,000 relating to the Weizmann Institute of Science (consultant);

           - consulting expenses payable in connection with the preparation and filing with the FDA of the IND for topical AVR118 were approximately $42,000 and $1,036,000 for the three and nine months ended September 30, 2002, compared to $0 in 2003. As of January 2003, GloboMax LLC is no longer providing services to or on behalf of Advanced Viral; and

           - expenditures for laboratory supplies were approximately $67,000 and $275,000 for the three and nine months ended September 30, 2002. Expenditures for lab supplies of approximately $4,000 and $20,000 for the three and nine months ended September 30, 2003 were allocated to General and Administrative expense. Research and Development expenses before allocations were approximately $195,000 and $986,000 for the three and nine months ended September 30, 2003 vs. approximately $409,000 and $1,806,000 for the three and nine months ended September 30, 2002.

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

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased for the three and nine months ended September 30, 2003 to approximately $873,000 and $2,542,000 vs. approximately $708,000 and $2,058,000 during the three and nine months ended September 30, 2002. The increase in general and administrative expenses primarily resulted from:

           - increased professional fees of approximately $185,000 and $689,000 for the three and nine months ended September 30, 2003 vs. approximately $109,000 and $402,000 for the three and nine months September 30, 2002, which increase was primarily attributable to certain legal fees for litigation (See Note 3) which were approximately $3,000 and $302,000 for the three and nine months ended September 30, 2003 vs. approximately $0 and $7,000 for the three and nine months September 30, 2002;

           - increased payroll and related expenses of approximately $259,000 and $797,000 for the three and nine months ended September 30, 2003 vs. approximately $238,000 and $687,000 for the three and nine months ended September 30, 2002, which increase is attributable to the allocation of staff expenses from research and development functions. For the three and nine months ended September 30, 2003, salaries and benefits were recorded as general and administrative expense with the exception of Dr. Hirschman, who was our Chief Scientific Officer and our Chief Executive Officer until August 2003, who allocated approximately 30% of his time to research and development of our clinical trials in 2003 vs. 50% for the three and nine months ended September 30, 2002. Approximately $58,000 and $185,000 for the three and nine months ended September 30, 2003 vs. approximately $46,000 and $139,000 for the three and nine months ended September 30, 2002 of his compensation has been allocated to general and administrative expense. Payroll and related expenses for the three and nine months ended September 30, 2002 before allocation to research and development expense was approximately $717,000 and $2,146,000. Before allocation to general and administrative expense, payroll and related expenses were approximately $284,000 and $877,000 for the three and nine months ended September 30, 2003 due to a reduction of personnel during November 2002 from 33 to 10 employees;

           - increased rent and utility expenses of approximately $136,000 and $347,000 for the three and nine months ended September 30, 2003 vs. $22,000 and $60,000 for the three and nine months ended September 30, 2002, which increase is attributable to the allocation of rent and utilities from research and development expense to general and administrative expense. For the three and nine months ended September 30, 2003, all rent and utilities expenses were recorded as general and administrative expense. Rent and utility expenses for the three and nine months ended September 30, 2002 before allocation to research and development expense was approximately $113,000 and $313,000, respectively.

         General and administrative expenses before allocations decreased to approximately $899,000 and $2,623,000 for the three and nine months ended September 30, 2003 vs. approximately $1,278,000 and $3,770,000 for the three and nine months ended September 30, 2002. The decrease is primarily attributable to a reduction in staff from 33 to 10 employees during November 2002.

         COMPENSATION AND OTHER EXPENSE FOR OPTIONS AND WARRANTS. Compensation expense was approximately $71,000 and $329,000 for the three and nine months ended September 30, 2003 vs. $25,000 and $795,000 for the three and nine months ended September 30, 2002, which amounts are based on the fair value of options using the Black-Scholes Pricing Model. During May 2003, we issued an option to a non-employee for services with a fair value of approximately $4,000 using the Black-Scholes Pricing Model. We had compensation expense of approximately $20,000 and $70,000 for the three and nine months ended September 30, 2003 representing the fair value of options issued to advisory board members using the Black-Scholes Pricing Model. In addition, we had compensation expense of approximately $51,000 and $255,000 for the three and nine months ending September 30, 2003 representing the amortization of warrants issued relating to a private equity line of credit issued in 2001 using the Black-Scholes Pricing Model. For the three months ended September 30, 2002, we revised the Black-Scholes valuation of options granted to members of our advisory board by $(77,000) and amortized $102,000 in warrant costs relating to a private equity line of credit. For the nine months ended September 30, 2002 we extended the exercise date of a non-employee's option, $178,000, granted options to members of our advisory board, $120,000, and issued warrants to an outside consultant, Harbor View Group, Inc., $191,000, and amortized $306,000 of warrant costs relating to a private equity line of credit.

         DEPRECIATION EXPENSE. Depreciation expense decreased to approximately $228,000 and $703,000 for the three months and nine months ended September 30, 2003 vs. $254,000 and $713,000 for the three and nine months ended September 30, 2002, for assets acquired during 2002 which were fully depreciated in 2003.

         INTEREST INCOME (EXPENSE). Interest income decreased to approximately $2,800 and $11,000 for the three and nine months ended September 30, 2003 vs. approximately $6,500 and $11,000 for the three months nine months ended September 30, 2002 due to fluctuating cash balances invested in money market accounts.

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

           - increase interest expense associated with certain convertible debentures of approximately $37,000 and $74,000 for the three and nine months ended September 30, 2003 vs. approximately $20,000 and $22,000 for the three and nine months ended September 30, 2002;

           - amortization of discount on certain warrants increased approximately $310,000 and approximately $328,000 for the three and nine months ended September 30, 2003 vs. $0 for the three months and nine months ended September 30, 2002; and

           - amortization of loan costs increased approximately $75,000 and $116,000 for the three and nine months ended September 30, 2003 vs. $13,000 and $21,000 for the three and nine months ended September 30, 2002.

         LOSS FROM CONTINUING OPERATIONS. Losses from continuing operations for the three and nine months ended September 30, 2003 were approximately $(2,147,000) and $(5,579,000) vs. approximately $(2,043,000) and $(7,194,000)
for the three and nine months ended September 30, 2002. The decrease resulted primarily from a reduction in expenses associated with a reduction of personnel during 2002 from 33 to 10 employees, conclusion of a consulting contract with GloboMax relating to research and development, and concentrating all research and development activities on clinical trials and research in Israel.

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

         During the nine months ended September 30, 2003, we used cash of approximately $3,419,000 for operating activities, as compared to approximately $6,779,000 during the nine months ended September 30, 2002. During the nine months ended September 30, 2003, our expenses included:

           - approximately $877,,000 for payroll and related costs primarily for administrative staff, scientific personnel and executive officers;

           - approximately $799,000 for other professional and consulting fees, including $302,000 for legal fees relating to settled litigation. (See "Legal Proceedings");

           -  approximately $312,000 for insurance costs;

           - approximately $347,000 for rent and utilities for our Yonkers facility; and

           - approximately $1,067,000 for expenditures for AVR118 research in Israel.

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

                      TOTAL CONTRACTUAL OBLIGATIONS TABLE:

                                                          PAYMENTS DUE BY PERIOD
                                                          ----------------------
                                                    LESS THAN                                 MORE THAN
    CONTRACTUAL OBLIGATIONS             TOTAL        1 YEAR        1-3 YEARS    3-5 YEARS      5 YEARS
--------------------------------------------------------------------------------------------------------
Long-Term Debt Obligations            $2,316,223    $1,518,469      $      0     $797,754      $    0
--------------------------------------------------------------------------------------------------------
Capital Lease Obligations             $   18,389    $   18,389      $      0     $      0      $    0
--------------------------------------------------------------------------------------------------------
Operating Lease Obligations           $  482,000    $  299,000      $183,000     $      0      $    0
--------------------------------------------------------------------------------------------------------
Purchase Obligations                  $        0    $        0      $      0     $      0      $    0
--------------------------------------------------------------------------------------------------------
Other Long-Term Liabilities           $        0    $        0      $      0     $      0      $    0
Reflected on the Registrant's
Balance Sheet under GAAP
--------------------------------------------------------------------------------------------------------
Total                                 $2,816,612    $1,835,858      $183,000     $797,754      $    0
--------------------------------------------------------------------------------------------------------

CAPITAL RESOURCES

         We have and continue to be dependent upon the proceeds from the continued sale of securities for the funds required to continue operations at present levels and to fund further research and development activities. The following table summarizes sales of our securities over the last two years.

                                                                                            PURCHASE PRICE/
                                                                                               CONVERSION
                        GROSS                                      CONVERTIBLE/                  PRICE/        EXPIRATION
DATE ISSUED           PROCEEDS     SECURITY ISSUED                EXERCISABLE INTO           EXERCISE PRICE       DATE
-----------           --------     ---------------                ----------------           --------------    ----------
Dec-2001            $ 2,000,000  Common stock                       7,407,407 shares        $0.27 per share        n/a
Dec-2001            $   410,000  Common stock                       1,518,519 shares        $0.27 per share        n/a
Dec-2001            $   200,000  Common stock                        740,741 shares         $0.27 per share        n/a
Feb-2002            $   500,000  Common stock                       3,333,333 shares        $0.15 per share        n/a
Feb-2002            $   500,000  Common stock                       3,333,333 shares        $0.15 per share        n/a
Mar-2002            $   500,000  Common stock                       3,333,333 shares        $0.15 per share        n/a
Apr-2002            $ 1,939,000  Common stock                      17,486,491 shares        $0.11089 per           n/a
                                                                                                 share
May-2002            $   500,000  Convertible debenture        Approx. 4,412,000 shares (1)                      5/30/2004
May-2002             consulting  Warrants                           1,000,000 shares        $0.18 per share     5/30/2008
                       services
Jul-2002            $ 1,000,000  Convertible debenture        Approx. 9,350,000 shares (2)                      7/3/2004
Jul-2002            $   500,000  Convertible debenture        Approx. 4,588,000 shares (3)                      7/15/2004
Sep-2002            $ 3,010,000  Common stock                    21,500,000 shares (4)      $0.14 per share        n/a
                                 Common stock                      947,000 shares (5)       $0.08 per share        n/a
Dec-2002 &          $ 1,100,000  Common stock                      13,750,000 shares        $0.08 per share        n/a
Mar-2003
                                 Warrants                           9,075,000 shares        $0.12 per share     12/2007 -
                                                                                                                 3/2008
Apr-May 2003        $   562,000  Common stock                       7,337,500 shares        $0.08 per share        n/a

                                 Warrants                           4,652,125 shares        $0.12 per share     4/2004 -
                                                                                                                 4/2008
Apr-2003            $ 1,000,000  Convertible debenture        Approx. 15,625,000(6) shares                       4/2008
                                 Warrants                          15,000,000 shares        $0.091 per share    4/2008(7)
June 2003           $   125,000  Common stock                       1,562,500 shares        $0.08 per share        n/a
                                 Warrants                           1,109,375 shares        $0.12 per share      6/2008
July 2003           $ 1,500,000  Convertible debentures            18,750,000 shares              (8)            7/2008
Sep 2003            $ 1,081,000  Common stock                      21,620,000 shares        $0.05 per share        n/a
                                 Warrants                          13,188,200 shares        $0.10 per share      9/2008

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

INVESTOR NAME                    PURCHASE PRICE       SHARES          WARRANTS
-------------                    --------------       ------          --------
SDS Merchant Fund, LP             $  900,000         6,428,571        4,821,429
Stonestreet Limited Partnership      750,000         5,357,143        4,017,857
01144 Ltd.                           100,000           714,286          535,714
Bristol Investment Fund Ltd.         400,000         2,857,143        2,142,857
Alpha Capital                        500,000         3,571,429        2,678,571
Xmark Fund, Ltd.                     154,000         1,100,000          825,000
Xmark Fund, L.P.                      56,000           400,000          300,000
RIG MicroCap Fund LP                 100,000           714,286          535,714
Richard Melnick                       50,000           357,143          267,857

                                  ----------        ----------       ----------
TOTAL                             $3,010,000        21,500,000       16,125,000

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

INVESTOR NAME                    PURCHASE PRICE      SHARES          WARRANTS
-------------                    --------------      ------          --------
Frank Vigliarolo                  $   50,000          625,000          375,000
Keith Leonard                     $   50,000          625,000          375,000
Edward & Linda Gorkes             $  200,000        2,500,000        1,500,000
Russell Kuhn (Parkside)           $  100,000        1,250,000          750,000
Larry Pomerantz                   $   50,000          625,000          375,000
Michael Berman                    $   50,000          625,000          375,000
Ira Kent                          $    8,000          100,000           60,000
Frederick Cohen                   $    8,000          100,000           60,000
Gerald Director                   $    8,000          100,000           60,000
Allen & Barbara Ross              $    8,000          100,000           60,000
Alan Halpert                      $   16,000          200,000          120,000
Leonard Cohen                     $   24,000          300,000          180,000
Barry L. Johnston TR              $   24,000          300,000          180,000
Todd & Lynda Cohen                $   40,000          500,000          300,000
Henry E. & Dixie Cartwright       $   40,000          500,000          300,000
Benjamin H. Kirsch                $  150,000        1,875,000        1,125,000
Gene Cartwright                   $   60,000          750,000          450,000
Beth & Elliot Bauer               $   74,000          925,000          555,000
Gerald Smallberg                  $   16,000          200,000          120,000
Leonard Cohen                     $   32,000          400,000          240,000
David Sass                        $   50,000          625,000          375,000
Beth and Elliot Bauer             $   42,000          525,000          315,000
Larry Pomerantz                   $   50,000          625,000          375,000
Frank Smith                       $   25,000          312,500          187,500
Russell & Jean Kuhn               $   25,000          312,500          187,500
Charles & Janet Ernst             $   25,000          312,500          187,500

Dorothy Christofides              $   32,000          400,000          240,000
Edward & Linda Gorkes             $   50,000          625,000          375,000
Pomerantz Trust                   $   30,000          375,000          225,000
Russell Kuhn                      $   50,000          625,000          375,000
Frederick Lutz                    $   25,000          312,500          187,500
Dean Skillman                     $   50,000          625,000          375,000
Harbor View Group                 $   25,000          312,500          187,500
Phillip Brennan                   $   25,000          312,500          187,500
Eric Goldstein                    $   12,500          156,250           93,750
Michael Rapf                      $   12,500          156,250           93,750

                                  ----------       ----------       ----------
TOTAL                             $1,812,000       22,650,000       13,590,000

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

INVESTOR NAME                     PURCHASE PRICE      SHARES          WARRANTS
-------------                     --------------      ------          --------
Angela Amato                        $   16,000         320,000          160,000
Ralph Albergo                       $   10,000         200,000          100,000
Beth & Elliot Bauer                 $   25,000         500,000          250,000
John Billard                        $   50,000       1,000,000          500,000
Philip Brennan                      $   45,000         900,000          450,000
Dorothy Christofides                $   25,000         500,000          250,000
Michael Contillo                    $   25,000         500,000          250,000
Joseph Deglomini                    $   25,000         500,000          250,000
Edward Gorkes                       $   50,000       1,000,000          500,000
Harborview Group                    $  175,000       3,500,000        1,750,000
Benjamin Kirsch                     $   25,000         500,000          250,000
Russell W. Kuhn                     $  200,000       4,000,000        2,000,000
Mark Levine                         $   60,000       1,200,000          600,000
Steven or Wendi Levitt              $   25,000         500,000          250,000
Barry & Marci Mainzer               $   15,000         300,000          150,000
Gerald S. Schuster                  $   40,000         800,000          400,000
Roberta Schwartz                    $   25,000         500,000          250,000

Avraham Sibony                      $   50,000       1,000,000          500,000
R. Frank Smith                      $   30,000         600,000          300,000
Michael Tannenhauser                $   15,000         300,000          150,000
Frank Vigliarolo                    $   75,000       1,500,000          750,000
Michael Villani                     $   25,000         500,000          250,000
Scott Weil                          $   30,000         600,000          300,000
Mike Weiner                         $   20,000         400,000          200,000

                                    ----------      ----------       ----------
TOTAL                               $1,081,000      21,620,000       10,810,000

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

                               ADVANCED VIRAL RESEARCH CORP.

Date: December 18, 2003        By: /s/ ALAN V. GALLANTAR
                                   ---------------------
                               Alan V. Gallantar, Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                               By: /s/ ELI WILNER
                                   --------------------
                               Eli Wilner, President and Chief Executive Officer