Form 10-K/A
period 2002-12-31
ADVANCED VIRAL RESEARCH CORP
filed 2003-12-23
CIK 786623

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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

As of March 28, 2003, the Registrant had 472,792,609 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

                          ADVANCED VIRAL RESEARCH CORP.
                                   FORM 10-K/A

                                DECEMBER 31, 2002

                                EXPLANATORY NOTE

Advanced Viral Research Corp. is filing this Amendment No. 2 to Annual Report on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as amended by Amendment No. 1 filed on December 19, 2003 to amend Item 15 "Exhibits, Financial Statement Schedules and Reports on Form 8-K" of Part IV of Amendment No. 1.

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

AUDIT FEES

         Rachlin Cohen & Holtz LLP billed Advanced Viral approximately $71,500 and $85,400 and were paid such amounts for 2002 and 2001, respectively, for the following audit services: (i) audit of the annual consolidated financial statements of Advanced Viral for the fiscal years ended December 31, 2002 and 2001; (ii) review of the interim financial statements of Advanced Viral included in quarterly reports on Form 10-Q and quarterly reports to shareholders for the periods ended March 31, June 30 and September 30, 2002 and 2001; (iii) the provision of consent letters; and
                                       34

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

Date: December 23, 2003             ADVANCED VIRAL RESEARCH CORP. (REGISTRANT)

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

Date: December 23, 2003             By:  /s/ Alan V. Gallantar
                                         -------------------------------------
                                         Alan V. Gallantar,
                                         Principal Financial and Accounting
                                         Officer

Date: December 23, 2003             By:  /s/ David Seligman
                                         -------------------------------------
                                         David Seligman, Director

Date: December 23, 2003             By:  /s/ Nancy Van Sant
                                         -------------------------------------
                                         Nancy Van Sant, Director

Date: December 23, 2003             By:  /s/ Roy Walzer
                                         -------------------------------------
                                         Roy Walzer, Director

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