Form 10-Q/A
period 2003-03-31
ADVANCED VIRAL RESEARCH CORP
filed 2003-12-23
CIK 786623

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 2

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

Yes [ ] No [X]

-------------------------------------------------------------------------------
Indicate the number of shares outstanding of the registrant's Common Stock outstanding as of the close of business on May 14, 2003: 474,042,609.
-------------------------------------------------------------------------------

                          ADVANCED VIRAL RESEARCH CORP.
                                   FORM 10-Q/A

                                 MARCH 31, 2003

                                EXPLANATORY NOTE

Advanced Viral Research Corp. is filing this Quarterly Report on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as amended by Amendment No.1 filed on December 19, 2003 to amend Item 6 "Exhibits and Reports on Form 8-K" of Part II of Amendment No. 1.

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

                               ADVANCED VIRAL RESEARCH CORP.


Date: December 23, 2003        By: /s/ ALAN V. GALLANTAR
                                   ---------------------------------------------
                               Alan V. Gallantar, Chief Financial Officer
                               (Principal Financial and Accounting Officer)


                               By: /s/ ELI WILNER
                                   ---------------------------------------------
                               Eli Wilner, President and Chief Executive Officer