Form 10-Q/A
period 2003-06-30
ADVANCED VIRAL RESEARCH CORP
filed 2003-12-23
CIK 786623

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

-------------------------------------------------------------------------------

                         ADVANCED VIRAL RESEARCH CORP.
                                  FORM 10-Q/A

                                 JUNE 30, 2003

                                EXPLANATORY NOTE


Advanced Viral Research Corp. is filing this Quarterly Report on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as amended by Amendment No.1 filed on December 19, 2003 to amend Item 6 "Exhibits and Reports on Form 8-K" of Part II of Amendment No. 1.

                               TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION ........................................................         1
   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (unaudited) .............................         1
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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