Form 10-Q/A
period 2003-09-30
ADVANCED VIRAL RESEARCH CORP
filed 2003-12-23
CIK 786623

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

Yes [X]  No [ ]

--------------------------------------------------------------------------------
Indicate the number of shares outstanding of the registrant's Common Stock outstanding as of the close of business on November 14, 2003: 521,921,079.
--------------------------------------------------------------------------------

                          ADVANCED VIRAL RESEARCH CORP.
                                   FORM 10-Q/A

                               SEPTEMBER 30, 2003

                                EXPLANATORY NOTE

Advanced Viral Research Corp. is filing this Amendment No. 2 to Quarterly Report on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as amended by Amendment No. 1 filed on December 19, 2003 to amend Item 6 "Exhibits and Reports on Form 8-K" of Part II of Amendment No. 1.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION...................................................................................      1
   ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (unaudited).....................................................      1
   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS..............................................................................    44
   ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................    58
   ITEM 4.    CONTROLS AND PROCEDURES............................................................................    58

PART II. OTHER INFORMATION.......................................................................................    59
   ITEM 1.    LEGAL PROCEEDINGS..................................................................................    59
   ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................................    59
   ITEM 3.    DEFAULTS UPON SENIOR SECURITIES....................................................................    59
   ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS..................................................    59
   ITEM 5.    OTHER INFORMATION..................................................................................    59
   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...................................................................    59

SIGNATURES.......................................................................................................    60

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