Form 10-K
period 2003-12-31
ADVANCED VIRAL RESEARCH CORP
filed 2004-03-30
CIK 786623

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                            For The Fiscal Year Ended
                                DECEMBER 31, 2003

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

     The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant, based upon the last known price at which the common equity was sold, as of the last business day of the registrant's most recently completed second fiscal quarter was $38,545,771.

     As of March 30, 2004, the Registrant had 602,291,677 shares of Common Stock outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE:   None.


================================================================================

                                TABLE OF CONTENTS



PART I............................................................................................................1
         ITEM 1.        BUSINESS..................................................................................1
         ITEM 2.        DESCRIPTION OF PROPERTY..................................................................10
         ITEM 3.        LEGAL PROCEEDINGS........................................................................11
         ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................11

PART II..........................................................................................................11
         ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                         STOCKHOLDER MATTERS.....................................................................11
         ITEM 6.        SELECTED FINANCIAL DATA..................................................................12
         ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS.....................................................14
         ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA...............................................28
         ITEM 9.        CHANGES OR DISAGREEMENTS WITH ACCOUNTANTS................................................28
         ITEM 9A.       CONTROLS AND PROCEDURES..................................................................28
         ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................................28
         ITEM 11.       EXECUTIVE COMPENSATION...................................................................31
         ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                         MANAGEMENT AND RELATED STOCKHOLDER MATTERS..............................................36
         ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................37
         ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES...................................................39

PART IV..........................................................................................................40
         ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                         ON FORM 8-K.............................................................................40

SIGNATURES.......................................................................................................46



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

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         Advanced Viral Research Corp. was incorporated in Delaware in July 1985 to engage in the production and marketing, promotion and sale of a pharmaceutical drug known by the trademark Reticulose(R). This drug was the forerunner of our current drug, "AVR118". We believe AVR118 may be employed in the treatment of diseases such as:

         o Cachexia, or body wasting, in patients with acquired immune deficiency syndrome (AIDS), and cancer;

         o Human immunodeficiency virus, or HIV, including AIDS as a combination therapy;

         o Human papilloma virus, or HPV, which causes genital warts and may lead to cervical cancer; and

         o        Rheumatoid arthritis.

         Since we incorporated in July 1985, we have been engaged primarily in research and development activities. We have not generated significant operating revenues, and as of December 31, 2003, we had incurred a cumulative net loss of $56,915,000. Our ability to generate substantial operating revenue depends upon our success in gaining FDA approval for the commercial use and distribution of AVR118.

         Our operations over the last five years have been limited principally to research, testing and analysis of AVR118 in the United States, either in vitro (outside the living body in an artificial environment, such as in a test tube), or on animals, and engaging others to perform testing and analysis of AVR118 on human patients both inside and outside the United States. On July 30, 2001, we submitted an IND application to the FDA for the use of AVR118 as a topical treatment for genital warts caused by the human papilloma virus (HPV) infection. In September 2001, the FDA allowed the IND application, which permitted us to begin Phase I clinical trials. Our Phase I study was performed in the United States on healthy volunteers. In March 2002, we completed the Phase I trial and submitted to the FDA the results, which indicated that AVR118 was safe and well tolerated dermatologically at all the doses applied in the study. Currently, we are determining the best course of action to proceed with the Phase II clinical trials of AVR118 for topical use.

         In February 2004, we retained Elma S. Hawkins, Ph.D. as our President and Chief Executive Officer. Pursuant to the employment agreement, the term of Dr. Hawkins' employment commences February 2004 and continues until February 2006 unless terminated earlier as provided in the agreement. Dr. Hawkins receives a base salary of $350,000 per year, and is eligible to receive an annual cash bonus of up to 50% of her then base salary based on certain performance objectives in the sole discretion of the Board of Directors. In addition, we paid Dr. Hawkins a signing bonus of $50,000. Pursuant to the agreement, Dr. Hawkins also received an option to purchase 40 million shares of our common stock which options become exercisable on a monthly basis (1/60 per month) through February 2009 (1/60th per month) so long as she is employed by Advanced Viral at exercise prices ranging from $0.12 to $0.16. See "EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS."

         In February 2004, we entered into an agreement with James Dicke II and his son James Dicke III, whereby we agreed to sell an aggregate of 120 million shares of our common stock and warrants to purchase 15 million shares of our common stock for an aggregate purchase price of $12 million. Pursuant to the agreement, the funding shall take place in four equal stages of $3 million each, once every 90 days with the first $3 million funding having occurred on February 5, 2004.

LIQUIDITY CONSIDERATIONS

         The independent certified public accountants' report on our consolidated financial statements for the fiscal year ended December 31, 2003 includes an emphasis paragraph regarding certain liquidity considerations. Note 2 to the Consolidated Financial Statements states that our cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials of AVR118 required by the FDA, and, unless and until AVR118 is approved for sale in the United States or another industrially developed country, we may be dependent upon the continued sale of our securities, debt or equity financing for funds to meet our cash requirements. We believe that cash flows from sales of securities and from current financing arrangements will be sufficient to fund our current operations. Although we may not be successful in doing so, we intend to continue to sell our securities in an attempt to mitigate the effects of our cash position. No assurance can be given that equity or debt financing, if and when required, will be available or that additional securities will be authorized beyond the current authorization of 1 billion shares of our common stock.

CLINICAL TRIALS CONDUCTED IN ISRAEL

         We are currently testing injectable AVR118 in a Phase I/II study in Israel involving cachectic AIDS patients who may or may not be receiving anti-retroviral therapy or highly active anti-retroviral therapy (HAART). Our objective for this study is to determine the safety and tolerance of AVR118. Although there can be no assurances, we anticipate that the clinical trials in Israel will help facilitate the planned investigational new drug (IND) application process for injectable AVR118 with the FDA.

         In August 2003, we decided to defer the continuation of and re-examine the procedures, protocol and objectives of, two other clinical trials in Israel using AVR118; a Phase I study for cachectic patients with leukemia and lymphoma and a Phase I study for cachectic patients with solid tumors. There can be no assurances as to when these two studies will be completed, if at all.

         Because of our limited personnel, we believe it to be in our best interest to focus our clinical efforts on our one ongoing PhaseI/II open-label dose escalation clinical trial being conducted at The Kaplan Medical Center in Rehovot, Israel of AVR118 for cachectic patients with AIDS. Out of 30 total patients contemplated under the protocol for this study, 23 patients are enrolled, 22 of whom have completed the full course of treatment of AVR118, and one is continuing to receive treatments of AVR118, as required under the study. Results from the first 15 patients showed improvement in appetite, weight gain or stability, and enhanced quality of life. None of the patients reported any serious side effects associated with AVR118 therapy. We estimate completion of this study during the second quarter of 2004. It is uncertain at this time when cash inflows will result from this study. The completion of the study is dependent upon the availability of patients meeting the prescribed protocol and the ability of the hospitals to meet the requirements of the protocol. From inception of all three clinical studies in Israel we have expensed approximately $1,692,000 through December 31, 2003. The cost to complete the Phase I/II study in Israel of AVR118 for cachectic patients with AIDS is estimated to be $277,000. In addition, we believe we will incur an additional $150,000 for expenses in the U.S. related to the analysis of data from this Phase I/II study as well as strategic consulting.

GOVERNMENT REGULATION

         The FDA imposes substantial requirements upon and conditions precedent to the introduction of therapeutic drug products, such as AVR118, through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures to demonstrate that such products are both safe and effective in treating the indications for which approval is sought. After testing in animals, an Investigational New Drug, or IND, application must be filed with the FDA to obtain authorization for human testing. When the clinical testing has been completed and analyzed, final manufacturing processes and procedures are in place, and certain other required information is available to the sponsor, a sponsor may submit a new drug application, or NDA, to the FDA. No action can be taken to market AVR118, or any therapeutic drug product, in the United States until an NDA has been approved by the FDA.

         The IND process in the United States is governed by regulations established by the FDA, which strictly controls the use and distribution of investigational drugs in the United States. The guidelines require that an application contain sufficient information to justify administering the drug to humans, that the application include relevant information on the chemistry, pharmacology and toxicology of the drug derived from chemical, laboratory and animal or in vitro testing, and that a protocol be provided for the initial study of the new drug to be conducted on humans.

         In order to conduct a clinical trial of a new drug in humans, a sponsor must prepare and submit to the FDA a comprehensive IND. One important aspect in the IND is a description of the overall plan for investigating the drug product and a comprehensive protocol for each planned study. The plan is typically carried out in three phases: Phase I clinical trials, which involve the administration of the drug to a small number of healthy subjects to determine safety, tolerance, absorption and metabolism characteristics; Phase II clinical trials, which involve the administration of the drug to a limited number of patients for a specific disease to determine dose response, efficacy and safety; and Phase III clinical trials, which involve the study of the drug to gain confirmatory evidence of efficacy and safety from a wide base of investigators and patients.

         An investigator's brochure must be included in the IND and the sponsor is required to obtain initial and continual review and approval of the clinical investigation. A section describing the composition, manufacture and control of the drug substance and the drug product is included in the IND. Sufficient information is required to be submitted to assure the proper identification, quality, purity and strength of the investigational drug. A description of the drug substance, including its physical, chemical, and biological characteristics, must also be included in the IND. The general method of preparation of the drug substance must be included. A list of all components including inactive ingredients must also be submitted. There must be adequate information about pharmacological and toxicological studies of the drug involving laboratory animals or in vitro tests on the basis of which the sponsor has concluded that it is reasonably safe to conduct the proposed clinical investigation. Where there has been widespread use of the drug outside of the United States or otherwise, it is possible, in some limited circumstances, to use well-documented clinical experience as a substitute for other preclinical work.

         After the FDA allows the IND, the investigation is permitted to proceed, during which the sponsor must keep the FDA informed of new studies, including animal studies, make progress reports on the study or studies covered by the IND, and also be responsible for alerting FDA and clinical investigators immediately of unforeseen serious side effects or injuries.

         When all clinical testing has been completed and analyzed, final sponsoring processes and procedures are in place, and certain other required information is available to the sponsor, a sponsor may submit an NDA to the FDA. An NDA must be approved by the FDA covering the drug before its manufacturer can commence commercial distribution of the drug. The NDA contains a section describing the clinical investigations of the drug which section includes, among other things, the following: a description and analysis of each clinical pharmacology study of the drug; a description and analysis of each controlled clinical study pertinent to a proposed use of the drug; a description of each non-controlled clinical study including a summary of the results and a brief statement explaining why the study is classified as non-controlled; and a description and analysis of any other data or information relevant to an evaluation of the safety and effectiveness of the drug product obtained or otherwise received by the applicant from any source foreign or domestic. The NDA also includes an integrated summary of all available information about the safety of the drug product including pertinent animal and other laboratory data, demonstrated or potential adverse effects of the drug, including clinically significant potential adverse effects of administration of the drug contemporaneously with the administration of other drugs and other related drugs. A section is included describing the statistical controlled clinical studies and the documentation and supporting statistical analysis used in evaluating the controlled clinical studies.

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

         In February 1998, we contracted with GloboMax LLC to advise and assist us in our preparation of the IND that was filed with the FDA in July 2001 and allowed for Phase I trials in September 2001, and otherwise to guide us through the FDA process. During 2001 and 2002, GloboMax continued its project management services for the preclinical development and IND submission of AVR118 to the FDA, the development of standard operating procedures and validation protocol for the preparation and manufacture of AVR118. Expenses during 2001 and 2002 relating to the GloboMax agreement were approximately $3,587,000. Pursuant to the agreement with GloboMax, we were obligated to pay for services on an hourly basis, at prescribed rates. GloboMax LLC is no longer providing services to, or representing, Advanced Viral.

         It is possible that the results of clinical trials of AVR118, if performed, will not prove that AVR118 is safe and effective. It is also possible that the FDA will not approve the sale of AVR118 in the United States if we submit an NDA. It is not known at this time how later stage clinical trials will be conducted, if at all. Even if the data shows that AVR118 is safe and effective, obtaining approval of the NDA could take years and require financing of amounts not presently available to us.

         In connection with our activities outside the United States, we are also subject to regulatory requirements governing the testing, approval, manufacture, labeling, marketing and sale of pharmaceutical and diagnostic products, which requirements vary from country to country. Government regulation in certain countries may delay marketing of AVR118 for a considerable period of time and impose costly procedures upon our activities. The extent of potentially adverse government regulations which might arise from future legislation or administrative action cannot be predicted. Whether or not FDA approval has been obtained for a product, approval of the product by comparable regulatory authorities of foreign countries must be obtained prior to marketing the product in those countries. The approval process may be more or less rigorous from country to country, and the time required for approval may be longer or shorter than that required in the United States. Clinical studies conducted outside of any country may not be accepted by such country, and the approval of any pharmaceutical or diagnostic product in one country does not assure that such product will be approved in another country. Accordingly, until registration is granted, if ever, in the United States or another developed or developing country, we do not expect that we will be able to generate material sales revenue.

RESEARCH, DEVELOPMENT AND TESTING

         For the period from inception (February 20, 1984) through December 31, 2003 we expended approximately $19,666,000 on testing and research and development activities either in our laboratories or pursuant to various testing agreements with both domestic and foreign companies.

         We are currently testing injectable AVR118 in a Phase I/II study in Israel involving cachectic AIDS patients who may or may not be receiving anti-retroviral therapy or highly active anti-retroviral therapy (HAART). Our objective for this study is to determine the safety and tolerance of AVR118. Although there can be no assurances, we anticipate that the clinical trials in Israel will help facilitate the planned investigational new drug (IND) application process for injectable AVR118 with the FDA.

         In August 2003, we decided to defer the continuation of and re-examine the procedures, protocol and objectives of, two other clinical trials in Israel using AVR118; a Phase I study for cachectic patients with leukemia and lymphoma and a Phase I study for cachectic patients with solid tumors. There can be no assurances as to when these two studies will be completed, if at all.

         We are focusing our clinical efforts on our one ongoing PhaseI/II open-label, dose escalation clinical trial being conducted at The Kaplan Medical Center in Rehovot, Israel of AVR118 for cachectic patients with AIDS. Out of 30 total patients contemplated under the protocol for this study, 23 patients are enrolled, 22 of whom have completed the full course of treatment of AVR118, and one is continuing to receive treatments of AVR118, as required under the study. Results from the first 15 patients showed improvement in appetite, weight gain or stability, and enhanced quality of life. None of the patients reported any serious side effects associated with AVR118 therapy. We estimate completion of this study during the second quarter of 2004. It is uncertain at this time when cash inflows will result from this study. The completion of the study is dependent upon the availability of patients meeting the prescribed protocol and the ability of the hospitals to meet the requirements of the protocol. From inception of all three clinical studies in Israel we have expensed approximately $1,692,000 through December 31, 2003. The cost to complete the Phase I/II study in Israel of AVR118 for cachectic patients with AIDS is estimated to be $277,000. In addition, we believe we will incur an additional $150,000 for expenses in the U.S. related to the analysis of data from this Phase I/II study as well as strategic consulting.

         In August 2003, we retained Oxford Pharmaceutical Resources, Inc., a firm owned and controlled by Richard Guarino, MD, to assist us in conducting and evaluating our clinical trials and resources in meeting federal FDA and foreign regulatory requirements. Oxford Pharmaceutical Resources bills us on an hourly basis, and we expensed approximately $61,000 during the year ended December 31, 2003 for such services.

         Researchers at the Weizmann Institute of Science in Israel tested the efficacy of AVR118 injected in rats with adjuvant arthritis and allergic encephalitis. Results demonstrated that in both groups AVR118 inhibited the progress of the disease in these rats. A third test was done by the Weizmann Institute to assess the efficacy of oral AVR118 as an immunosuppressive agent in mice with an induced immune skin reaction model. AVR118, used orally, did not inhibit the appearance of this immune skin reaction in the mice.

         In addition to our ongoing clinical trials, we have completed a Phase I clinical trial in the U.S. to evaluate the safety of topical application of AVR118 in healthy volunteers. There were no local adverse reactions to the application of AVR118 to the skin of these subjects.

         It is possible that the results of clinical trials of AVR118, if performed, will not prove that AVR118 is safe and effective. It is also possible that the FDA will not approve the sale of AVR118 in the United States if we submit an NDA. It is not known at this time how later stage clinical trials will be conducted, if at all. Even if the data shows that AVR118 is safe and effective, obtaining approval of the NDA could take years and require financing of amounts not presently available to us.

         Conducting the clinical trials of AVR118 will require significant cash expenditures. AVR118 may never be approved for commercial distribution by any country. Because our research and development expenses and clinical trial expenses will be charged against earnings for financial reporting purposes, we expect that losses from operations will continue to be incurred for the near future.

MATERIAL AGREEMENTS

         In April 2001, we formalized a 12-month agreement with the Selikoff Center in Israel to develop clinical trials in Israel using AVR118. As of December 31, 2003, we paid $242,000 for such research which concluded the agreement.

         In September 2002 we entered into an agreement with EnviroGene LLC, an affiliate of the Selikoff Center, to conduct, evaluate and maintain the scientific quality for the three clinical studies. Under the agreement, EnviroGene agreed to (1) finalize all Israeli government and hospital approval documents, (2) complete and organize the three clinical trials including establishing a network of scientists to perform said study/trial and initiate recruitment of patients and (3) perform the studies/trials and evaluate the results. The agreement provides for termination upon receipt and approval of the final report required under the Agreement, and upon such termination we retain all rights to the research performed under the agreement. Total costs for all three clinical studies under the EnviroGene services agreement are $1,551,000, of which approximately $1,323,000 has been expensed and approximately $875,000 has been paid from inception through December 31, 2003. If all three clinical studies in Israel were concluded, the additional expense to be recorded under this contract is estimated to be approximately $228,000.

         In October 2002 we entered into an agreement with Quintiles Israel Ltd. to act as the auditor and monitor of the clinical studies. The agreement terminates upon completion of the services unless terminated earlier by either party upon prior written notice or upon a material breach and a failure to cure, and upon such termination we retain all rights to the research performed under the agreement. We have expensed $147,000 since inception of the contract through December 31, 2003. If all three clinical studies in Israel were concluded, the additional cost under this contract would be $106,000.

         In November 2002 we entered into an agreement with Kaplan Medical Center in Israel to act as the center for the Phase I/II study using AVR118 for cachectic patients with AIDS. The agreement terminates upon conclusion of the study, or upon prior written notice, and upon such termination we retain all rights to the research performed under the agreement. To date, 23 patients are enrolled, 22 of whom have completed the full course of treatment of AVR118, and one is continuing to receive treatments of AVR118, as required under the study protocol, and the estimated completion date for the study is the second quarter of 2004. We have expensed $103,000 since inception of the contract through December 31, 2003. The cost to complete this contract is estimated to be $78,000.

         In July 2003 our agreement entered in July 2002 with the Weizmann Institute of Science and Yeda, its developmental arm in Israel, to conduct research on the effects of AVR118 on the immune system expired in accordance with its terms, and upon such termination we retained all rights to the research performed under the agreement. Total costs incurred in connection with this research are expected to be $138,000. Since inception through December 31, 2003, we have expensed $120,000 and paid $90,000 in connection with this agreement. Final payment has not been made pending receipt, review and approval of the final report.

         In August 2003, we decided to defer the continuation of and re-examine the procedures, protocol and objectives of the Phase I study in Israel using AVR118 for cachectic patients with leukemia and lymphoma and a recent Phase I study for cachectic patients with solid tumors. There can be no assurances as to when these two studies will be completed, if at all, and we cannot at this time determine the financial impact not continuing of these two studies under the foregoing contracts.

         In August 2003, we retained Oxford Pharmaceutical Resources, Inc., a firm owned and controlled by Richard Guarino, MD, to assist us in conducting and evaluating our clinical trials and in meeting federal FDA and foreign regulatory requirements. Oxford Pharmaceutical Resources bills us on an hourly basis, and we expensed approximately $80,000 for the year ended December 31, 2003 for such services.

         The studies being conducted in Israel are subject to risks associated with the political, economic and military conditions affecting Israel and the Middle East, and recent world events, including terrorism and war, have made it difficult to predict whether or in what manner these problems will effect our clinical trials.

         Our studies detailing the results of the research and testing being conducted in Israel may not positively impact the FDA's decision to allow a new IND for injectable AVR118 or approve the eventual marketing, sales or distribution of AVR118 within the United States, and as a result may not improve our chances of gaining approval for the marketing, sales or distribution of AVR118 anywhere in the world. We cannot provide assurances that we will acquire additional financial resources to complete all phases of our clinical trials, or, if we acquire such resources, that we will do so on favorable terms.

         In April 2003, Advanced Viral entered into a six-month consulting agreement with Robert Nowinski, Ph.D., which agreement terminated in October 2003. Pursuant to the agreement, Dr. Nowinski acted as a consultant to the Board of Directors and advised Advanced Viral in the areas of fund raising, strategic partnerships and operations. Pursuant to the consulting agreement, Dr. Nowinski received $22,500 monthly, which amount was increased in July 2003 from $15,700. Pursuant to this agreement, Dr. Nowinski received an additional $56,682 and warrants to purchase 1,159,125 shares of our common stock at exercise prices ranging from $0.10 to $0.12 per share.

SCIENTIFIC ADVISORY BOARD

         In January 2002, we formed a Scientific Advisory Board currently consisting of people with experience in oncology, hematology, women's health and related fields for the purpose of having access to additional expertise and counsel to support the development of AVR118 in connection with the rigorous clinical trials required by the FDA's regulatory approval process. The current members of the Scientific Advisory Board are:

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

         DR. MICHAEL HARRIS is Director of the Tomorrow's Children's Institute for Cancer and Blood Disorders, Chief of Pediatric Hematology-Oncology at the Hackensack University Medical Center and Professor of Pediatrics at the UMDNJ-New Jersey Medical School. Additionally, Dr. Harris is a member of the National Cancer Institute's Special Review Committee where he is responsible for the review of Community Clinical Oncology Programs, and Associate Editor for Pediatric Oncology for the scientific journal Cancer Investigation. Dr. Harris previously served as Chief of Pediatric Hematology-Oncology at The Mt. Sinai Medical Center in New York City.

         DR. JAMES D'OLIMPIO is Director of the North Shore University Hospital's Supportive Oncology and Palliative Care Service and is also Associate Professor of Medical Oncology at New York University's School of Medicine. His research has focused on improving the quality of life of cancer patients, especially by reversing the wasting process (cachexia) associated with cancer, and in cancer treatment related fatigue syndrome. During 2002, we paid Dr. D'Olimpio approximately $18,000 for consulting services to us. We also retained Dr. D'Olimpio as our "spokesperson at large." In this capacity, Dr. D'Olimpio will be paid on an hourly basis to provide such services as requested, including representing Advanced Viral at industry-wide and scientific conferences. Dr. D'Olimpio billed us $7,500 for these services during 2003.

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

PATENTS

         Patent protection and trade secret protection are important to our business and our future will depend, in part, on our ability to maintain trade secret protection, obtain patents and operate without infringing the proprietary rights of others both in the United States and abroad. We have 12 issued U.S. patents, some covering the composition of AVR118 and others covering various uses of AVR118. We have eight pending U.S. patent applications and 18 pending foreign patent applications. In addition, we have two issued Australian patents and one issued Chinese patent covering several uses of AVR118. During April 2002, under the terms of a settlement agreement entered as part of a final judgment on March 25, 2002, we were assigned all rights, title and interest in two issued U.S. patents pertaining to Reticulose technology. As patent applications in the United States are maintained in secrecy until published or patents issue and as publication of discoveries in the scientific or patent literature often lag behind the actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions. Furthermore, the patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions, and, therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents or their enforceability cannot be predicted. We cannot be sure that any additional patents will issue from any of our patent applications or, should any patents issue, that we will be provided with adequate protection against potentially competitive products. Furthermore, we cannot be sure that any patents will be of commercial value to us, or that private parties, including competitors, will not successfully challenge our patents or circumvent our patent position in the United States or abroad.

         In the absence of adequate patent protection, our business may be adversely affected by competitors who develop comparable technology or products. Moreover, pursuant to the terms of the Uruguay Round Agreements Act, patents filed on or after June 8, 1995 have a term of 20 years from the date of such filing, irrespective of the period of time it may take for such patent to ultimately issue. This may shorten the period of patent protection afforded to our products as patent applications in the biopharmaceutical sector often take considerable time to issue. Under the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Patent Act"), a sponsor may obtain marketing exclusivity for a period of time following FDA approval of certain drug applications, regardless of patent status, if the drug is a new chemical entity or if new clinical studies were used to support the marketing application for the drug. Pursuant to the FDA Modernization Act of 1997, the period of exclusivity can be extended if the applicant performs certain studies in pediatric patients. This marketing exclusivity prevents a third party from obtaining FDA approval for a similar or identical drug under an Abbreviated New Drug Application ("ANDA") or a "505(b)(2)" New Drug Application. The statute also allows a patent owner to obtain an extension of applicable patent terms for a period equal to one-half the period of time elapsed between the filing of an IND and the filing of the corresponding NDA plus the period of time between the filing of the NDA and FDA approval, with a five year maximum patent extension. We cannot be sure that we will be able to take advantage of either the patent term extension or marketing exclusivity provisions of this law.

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

         The pharmaceutical industry is highly competitive and patents have been applied for by, and issued to, other parties relating to products competitive with AVR118. Therefore, AVR118 and any other drug candidates may give rise to claims that they infringe the patents or proprietary rights of other parties existing now and in the future. Furthermore, to the extent that we or our consultants or research collaborators use intellectual property owned by others in work performed for us, disputes may also arise as to the rights in such intellectual property or in related or resulting know-how and inventions. An adverse claim could subject us to significant liabilities to such other parties and/or require disputed rights to be licensed from such other parties. We cannot be sure that any license required under any such patents or proprietary rights would be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we may encounter delays in product market introductions, or may find that the development, manufacture or sale of products requiring such licenses may be precluded. In addition, we could incur substantial costs in defending ourselves in legal proceedings instituted before the PTO or in a suit brought against it by a private party based on such patents or proprietary rights, or in suits by us asserting our patent or proprietary rights against another party, even if the outcome is not adverse to us. There are extensions available under the Patent Act if the delay in prosecution of the patent application results from a delay in the PTO's handling of any interference or appeal involving the application. We have not conducted any searches or made any independent investigations of the existence of any patents or proprietary rights of other parties.

MARKETING AND SALES

         Except for limited sales of AVR118 for testing and other purposes, AVR118 is not sold commercially anywhere in the world. To date, our efforts or the efforts of our representatives have produced no material benefits to us regarding our ability to have AVR118 sold commercially anywhere in the world. We entered into exclusive distribution agreements with four separate entities granting exclusive rights to distribute Reticulose in the countries of Canada, China, Japan, Hong Kong, Macao, Taiwan, Mexico, Argentina, Bolivia, Paraguay, Uruguay, Brazil and Chile. Pursuant to these agreements, the distributors were obligated to cause AVR118 to be approved for commercial sale in such countries and upon such approval, to purchase from us certain minimum quantities of AVR118 to maintain the exclusive distribution rights. Our marketing plans for AVR118 are still dependent upon registration of AVR118 for sale in various jurisdictions. We have made no sales under the distribution agreements other than for testing purposes.

         During February 2004, we terminated the exclusive distribution agreement with DCT S.R.L. Pursuant to the agreement, DCT: (i) released any rights it may have had to distribute AVR118 in Argentina, Bolivia, Paraguay, Uruguay, Brazil and Chile, and (ii) released us from any and all obligations incurred in connection with testing and other services provided to us by DCT in Argentina, in consideration for a payment to DCT of $60,000 and the issuance to their affiliates of an aggregate of 5,000,000 warrants to purchase our common stock at $.16 per share until February 2009. The warrant holders are subject to a lock up agreement pursuant to which such persons shall be restricted from selling more than 2,000,000 shares of our common stock in any six month period during the term of the warrants. In addition, the warrant holders have "piggyback" registration rights with respect to the resale of the shares of common stock underlying the warrants.

         To date we have received no information that would lead us to believe that we will be positioned to sell AVR118 commercially anywhere in the world, due to, among other reasons, the lack of financial resources to complete the necessary clinical trials. On July 30, 2001, we submitted an IND application to the FDA for the use of AVR118 as a topical treatment for genital warts caused by the human papilloma virus (HPV) infection. In September 2001, the FDA allowed the IND application to begin Phase I clinical trials in healthy volunteers. In March 2002, Advanced Viral completed a Phase I trial and submitted to the FDA the results, which indicated that AVR118 was safe and well tolerated dermatologically at all the doses applied in the study. Currently, we are determining the best course of action to proceed with the Phase II clinical trials of AVR118 for topical use.

         Until AVR118 is registered and approved for sale in the United States, in another developed country or in the other countries included in the distributors' territories, we will not generate any material sales of AVR118. For the years ended December 31, 2003, 2002 and 2001, we reported no commercial sales except limited sales for testing purposes. AVR118 is not legally available for commercial sale anywhere in the world, except for testing purposes. See "--Research, Development and Testing."

         We currently produce bulk clinical trial batches for AVR118 in our facility in Yonkers, New York under current Good Manufacturing Practices (cGMP) as set forth by the FDA. The FDA has not approved AVR118 for distribution or sale in the United States, nor has it approved our Yonkers, New York facility.

COMPETITION

         The pharmaceutical drug industry is highly competitive and rapidly changing. If we successfully develop AVR118, it will compete with numerous existing therapies. In addition, many companies are pursuing novel drugs that target the same diseases we are targeting with AVR118. We believe that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV, HPV, other viruses, cachexia (body wasting), cancer and rheumatoid arthritis. We anticipate that we will face intense and increasing competition as new products enter the market and advanced technologies become available. Our competitors' products may be more effective, or more effectively marketed and sold, than AVR118. Competitive products may render AVR118 obsolete or noncompetitive before we can recover the expenses of developing and commercializing AVR118. Furthermore, the development of a cure or new treatment methods for the diseases we are targeting could render AVR118 noncompetitive, obsolete or uneconomical. Many of our competitors:

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

         A number of therapeutics are currently marketed or are in advanced stages of clinical development for the treatment of HIV infection and AIDS, including several products currently marketed as part of a "cocktail" in the United States. We believe AVR118 should be added to such cocktails in order to enhance their effectiveness and mitigate the toxic effects of other drugs used to treat HIV infections. Among the companies with significant commercial presence in the AIDS market is GlaxoSmithKline, Bristol-Myers Squibb, Hoffmann-La Roche, Gilead Pharmaceuticals and Merck & Co. Several products are currently marketed for the treatment of cachexia (body wasting) including Megace(R) oral suspension manufactured by Bristol-Myers Squibb and Serostim(R) (injectable human growth hormone) marketed by Serono Laboratories Inc.

         Several therapeutics are currently marketed or are in advanced stages of clinical development for the treatment of HPV. Schering Plough Corp. manufactures Intron A, an injectable interferon product approved by the FDA for the treatment of HPV. 3M Pharmaceuticals received FDA approval for its immune-response modifier, Aldara(R), a self-administered topical cream, for the treatment of HPV. AVR118, if approved for commercial sale by the FDA, would also compete with surgical, chemical, and other methods of treating HPV. Products developed by our competitors or advances in other methods of the treatment of HPV may have a negative impact on the commercial viability of AVR118.

         Several products are currently marketed or are in advanced stages of clinical development for the treatment of rheumatoid arthritis. Immunex/Amgen Corp.'s product Enbrel, a biologic response modifier, was approved by the FDA in November 1998 for the treatment of moderate to severe rheumatoid arthritis. Centocor Inc. is developing a monoclonal antibody known as Remicade, an anti-inflammatory agent that has completed Phase III trials in rheumatoid arthritis. The FDA approved Remicade for treatment of Crohn's disease in August 1998. Centocor filed for FDA approval of an expanded indication for Remicade for rheumatoid arthritis in January 1999. These products represent significant competition for AVR118 as a treatment for rheumatoid arthritis.

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

         If we successfully develop and obtain approval for AVR118, we will face competition based on the safety and effectiveness of AVR118, the timing and scope of regulatory approvals, the availability of supply, marketing and sales capability, reimbursement coverage, price, patent position and other factors. Our competitors may develop or commercialize more effective or more affordable products, or obtain more effective patent protection, than we do. Accordingly, our competitors may commercialize products more rapidly or effectively than we do, which could hurt our competitive position and adversely affect our business. If and when we obtain FDA approval for AVR118, we expect to compete primarily on the basis of product performance and price with a number of pharmaceutical companies, both in the United States and abroad.

EMPLOYEES

         In November 2002, we reduced our staff from 33 to 10 employees. Of the 23 employees, 18 were directly involved in our research and development efforts and five were performing administrative functions. We currently have 12 full-time employees which we feel can sustain our current operations. Dr. Hirschman, our chief scientist, is engaged on a full-time basis in research and development activities. Our current research and development activity is our Phase I/II study in Israel for cachectic AIDS patients.

         Our 12 full-time employees consist of; our President and Chief Executive Officer, Chief Financial Officer and Treasurer, chief scientist, one employee involved in operations, three employees responsible for quality assurance and quality control, an assistant controller, a chief information officer and three administrative employees. Dr. Hawkins, our President and Chief Executive Officer effective February 18, 2004, and Alan V. Gallantar, our Chief Financial Officer and Treasurer, each devote all of their business time to our day-to-day business operations. Eli Wilner, Secretary and Chairman of the Board of Directors, devotes as much time to his duties as is reasonably necessary. Additionally, we may hire, as and when needed, and as available, product development staff and consultants for specific projects on a contract or full-time basis. See "Management --Employment Contracts, Termination of Employment and Change-in-Control Arrangements."


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

         The Bahamian manufacturing facility, which was acquired on December 16, 1987, is located in Freeport, Bahamas and consists of an approximate 29,000 square foot site containing a one-story concrete building of approximately 7,300 square feet. We are currently negotiating the sale of the Bahamian facility. We manufacture AVR118 exclusively at our facility in Yonkers, New York.


ITEM 3. LEGAL PROCEEDINGS

         We are not currently a party to any material litigation, nor to the knowledge of management, is any such litigation threatened.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the year ended December 31, 2003, no matters were submitted to a vote of security holders of Advanced Viral.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         The principal United States market in which our common stock is traded is the over-the-counter market electronic Bulletin Board. The following table shows the range of reported low bid and high bid per share quotations for our common stock for each full quarterly period during the two recent years ended December 31, 2002 and 2003, and for the first quarter of 2004 to date. The high and low bid prices for the periods indicated reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.


                                                                  Low Bid         High Bid
                                                                   -------         --------

                   First Quarter 2002...............................0.158            0.285
                   Second Quarter 2002..............................0.096            0.300
                   Third Quarter 2002...............................0.112            0.220
                   Fourth Quarter 2002..............................0.065            0.119

                   First Quarter 2003...............................0.054            0.085
                   Second Quarter 2003..............................0.064            0.105
                   Third Quarter 2003...............................0.051            0.078
                   Fourth Quarter 2003..............................0.060            0.279

                   First Quarter 2004 through March 29, 2004........0.122            0.200


STOCKHOLDERS

         The approximate number of holders of record of our common stock as of March 29, 2004 is 3,401, inclusive of those brokerage firms and/or clearing houses holding shares of common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

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

ITEM 6. SELECTED FINANCIAL DATA

         The following selected historical financial data as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 have been derived from our audited financial statements. The selected consolidated financial data set forth below should be read along with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this report.

                      SELECTED STATEMENT OF OPERATIONS DATA


                                                                        Year Ended December 31,
                                               --------------------------------------------------------------------------------
                                                                    2002             2001             2000             1999
                                                   2003           Restated         Restated         Restated         Restated
                                               ------------     ------------     ------------     ------------     ------------
Revenues                                       $          0     $          0     $     17,601     $      8,363     $     10,953
  Costs and Expenses:
  Research and development                        1,350,318        4,439,592        5,150,869        3,192,551        1,948,937
  General and administrative                      3,221,433        2,654,296        4,063,022        2,413,601        1,831,061
  Compensation and other expense for
    options and warrants                            605,788          883,762        1,048,108        1,901,927          195,375
  Depreciation                                      922,024          977,746          511,216          346,227          230,785
                                               ------------     ------------     ------------     ------------     ------------
                                                  6,099,563        8,955,396       10,773,215        7,854,306        4,206,158
                                               ------------     ------------     ------------     ------------     ------------
Loss from Operations                             (6,099,563)      (8,955,396)     (10,755,614)      (7,845,943)      (4,195,205)
                                               ------------     ------------     ------------     ------------     ------------

Other Income (Expense):
  Interest income                                    12,785           27,659          113,812          161,832           42,744
  Other income                                           --               --               --               --               --
  Interest expense                               (1,697,325)        (192,174)         116,849         (908,220)      (2,170,970)
  Severance expense - former directors                   --               --         (302,500)              --               --
                                               ------------     ------------     ------------     ------------     ------------
                                                 (1,684,540)        (164,515)         (71,839)        (746,388)      (2,128,226)
                                               ------------     ------------     ------------     ------------     ------------

Loss from continuing operations                  (7,784,103)      (9,119,911)     (10,827,453)      (8,592,331)      (6,323,431)
Loss from discontinued operations                   (32,708)        (201,154)        (259,114)        (223,861)             n/a
                                               ------------     ------------     ------------     ------------     ------------
Net Loss                                         (7,816,811)    $ (9,321,065)   $ (11,086,567)    $ (8,816,192)     $(6,323,431)
                                                 ==========     ============    =============     ============      ===========

Net Loss Per Share of Common
  Stock - Basic and Diluted
    Continuing operations                      $      (0.02)    $      (0.02)    $      (0.03)    $      (0.02)    $      (0.02)
                                               ============     ============     ============     ============     ============
    Discontinued operations                    $      (0.00)    $      (0.00)    $      (0.00)    $      (0.00)             n/a
                                               ============     ============     ============     ============     ============


------------------------------

See notes to consolidated financial statements.

                           SELECTED BALANCE SHEET DATA

                                                                                  As of December 31,
                                                 ---------------------------------------------------------------------------------
                                                                      2002            2001              2000              1999
                                                      2003          Restated         Restated         Restated          Restated
                                                 -------------    -------------    -------------    -------------    -------------
ASSETS
Current Assets:
  Cash and cash equivalents                      $     270,936    $   1,475,755    $   1,499,809    $   5,962,633    $     836,876
  Investments                                               --               --               --               --               --
   Assets held for sale                                147,531          172,601          188,999          179,622          178,182
   Inventory                                                --               --               --           19,729           19,729
  Other current assets                                  75,420          121,895           63,162           34,804           59,734
                                                 -------------    -------------    -------------    -------------    -------------
    Total current assets                               493,887        1,770,251        1,751,970        6,196,788        1,094,521
                                                 -------------    -------------    -------------    -------------    -------------

Property and Equipment, Net                          1,322,253        2,244,118        2,818,045        1,771,038        1,204,202
Other Assets                                         1,172,778          931,660          878,776          840,888          562,851
                                                 -------------    -------------    -------------    -------------    -------------
  Total assets                                   $   2,988,918    $   4,946,029    $   5,448,791    $   8,808,714    $   2,861,574
                                                 =============    =============    =============    =============    =============

LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIENCY)
  Current Liabilities:
  Litigation settlement                                     --               --               --               --               --
  Accounts payable and accrued liabilities       $     912,885    $     554,707    $   1,843,706    $     902,961    $     728,872
  Current portion of capital lease obligation               --          104,719           64,197           58,690           50,315
  Current portion of note payable                       15,572           25,165           24,246           21,517           19,095
                                                 -------------    -------------    -------------    -------------    -------------
    Total current liabilities                          928,457          684,591        1,932,149          983,168          798,282
                                                 -------------    -------------    -------------    -------------    -------------

Long-Term Debt:
  Convertible debentures, net                        1,427,946        1,610,499               --               --        4,446,629
  Capital lease obligation - long term portion              --            5,834           42,370          106,567          152,059
  Note payable - long term portion                          --            4,879           32,198           56,446           77,964
                                                 -------------    -------------    -------------    -------------    -------------
    Total long-term debt                             1,427,946        1,621,212           74,568          163,013        4,676,652
                                                 -------------    -------------    -------------    -------------    -------------
  Deposit on Securities Purchase Agreement                  --               --               --               --               --
  Common Stock Subscribed but not Issued               280,000          883,900               --               --               --

Stockholders' Equity (Deficiency):
  Common stock: 1,000,000,000 shares of
    $.00001 par value authorized                         5,446            4,555            4,033            3,802            3,034
  Additional paid-in capital                        57,262,111       51,141,177       43,877,955       36,349,629       17,255,858
  Deficit accumulated during development stage     (56,915,042)     (49,098,231)     (39,777,166)     (28,690,599)     (19,874,407)
  Deferred compensation cost                                --               --               --               --               --
  Discount on warrants                                      --         (291,175)        (662,748)            (299)           2,155
                                                 -------------    -------------    -------------    -------------    -------------
    Total stockholders' equity (deficiency)            352,515        1,756,326        3,442,074        7,662,533       (2,613,360)
                                                 -------------    -------------    -------------    -------------    -------------
    Total liabilities and stockholders' equity   $   2,988,918    $   4,946,029    $   5,448,791    $   8,808,714    $   2,861,574
                                                 =============    =============    =============    =============    =============

    Shares outstanding at period end               544,591,722      455,523,990      403,296,863      380,214,618      303,472,035
                                                 =============    =============    =============    =============    =============



See notes to consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND THE FINANCIAL CONDITION OF ADVANCED VIRAL SHOULD BE READ IN CONJUNCTION WITH ADVANCED VIRAL'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

         Since our incorporation in Delaware in July 1985, Advanced Viral has been engaged primarily in research and development activities. We have not generated significant operating revenues, and as of December 31, 2003 we had incurred a cumulative net loss of $56,915,000. Our ability to generate substantial operating revenue depends upon our success in gaining FDA approval for the commercial use and distribution of AVR118. All of our research and development efforts have been devoted to the development of AVR118.

         Conducting the clinical trials of AVR118 will require significant cash expenditures. AVR118 may never be approved for commercial distribution by any country. Because our research and development expenses and clinical trial expenses will be charged against earnings for financial reporting purposes, we expect that losses from operations will continue to be incurred for the foreseeable future. We currently do not have sufficient funds to complete all phases of clinical trials of AVR118. We are attempting to secure funds through the sale of our securities.

         In August 2003, we decided to defer the continuation of and re-examine the procedures, protocol and objectives of the Phase I study in Israel using AVR118 for cachectic patients with leukemia and lymphoma and a Phase I study for cachectic patients with solid tumors. There can be no assurances as to when these two studies will be completed, if at all. We cannot at this time determine the financial impact of reducing the number of trials being conducted by Advanced Viral.

         We are focusing our clinical efforts on our one ongoing PhaseI/II open-label dose escalation clinical trial being conducted at the Kaplan Medical Center in Rehovot, Israel of AVR118 for cachectic patients with AIDS. Out of 30 total patients contemplated under the protocol for this study, 23 patients are enrolled, 22 of whom have completed the full course of treatment of AVR118, and one is continuing to receive treatments of AVR118, as required under the study. Results from the first 15 patients showed improvement in appetite, weight gain or stability, and enhanced quality of life. None of the first 15 patients reported any serious side effects associated with AVR118 therapy.

         We estimate completion of this study during the second quarter of 2004. It is uncertain at this time when cash inflows will result from this study. The completion of the study is dependent upon the availability of patients meeting the prescribed protocol and the ability of the hospitals to meet the requirements of the protocol. From inception of all the clinical studies in Israel we have expensed approximately $1,692,000. The cost to complete the Phase 1/II study in Israel of AVR118 for cachectic patients with AIDS is estimated to be $277,000. In addition, we believe we will incur an additional $150,000 for expenses in the U.S. related to analyzing the data from the Phase I/II study in Israel as well as strategic consulting.

         The costs relating to our research and development efforts for the years 2000, 2001, 2002 and 2003 as well as the estimated costs for completion , are presented below.

               COSTS RELATING TO RESEARCH AND DEVELOPMENT EFFORTS
                   FROM JANUARY 2000 THROUGH DECEMBER 31, 2003


                                                                                            2000-2003     Costs of        Grand
                                           2000         2001         2002         2003       To Date      Complete        Total
                                        -----------  -----------  -----------  -----------  -----------  -----------   -----------
EnviroGene                              $         0  $         0  $   625,838  $   697,221  $ 1,323,059  $         0   $ 1,323,059
Quintiles                                         0            0       52,226       94,842      147,068      105,932       253,000
Insurance Cost                                    0            0        3,359       38,195       41,554       (4,676)       36,878
Lab Costs                                         0            0          500       61,729       62,229       37,868       100,097
Consultant in Israel                              0            0            0       15,048       15,048       60,000        75,048
Kaplan AIDS- Study                                0            0            0      102,750      102,750       77,750       180,500
TOTAL R&D IN ISRAEL -  CLINICAL
STUDIES (CONTINUING)                              0            0      681,923    1,009,785    1,691,708      276,874     1,968,582

Selikoff Center - Israel                          0      115,000      127,000            0      242,000            0       242,000
Yeda Research                                     0      118,000       80,000       40,000      238,000       18,000       256,000
TOTAL R & D IN ISRAEL - STUDIES
COMPLETED                                         0      233,000      207,000       40,000      480,000       18,000       498,000

Phase I  (leukemia / lymphoma study)              0            0            0            0            0      210,000       210,000
Phase I  (solid tumor study)                      0            0            0            0            0      219,000       219,000
TOTAL R&D IN ISRAEL -  CLINICAL
STUDIES ON HOLD                                   0            0            0            0            0      429,000       429,000

R&D Consulting Services in the
U.S. for clinical trials in Israel                0            0       82,314       83,230      165,544      150,000       315,544
Israel Clinical Trial batch costs in
the U.S.                                          0            0       96,173            0       96,173            0        96,173
R & D -Supplies -Israel Studies in
the U.S.                                          0            0      294,706            0      294,706            0       294,706
R & D  Regulatory Consultants in the
U.S.- GloboMax for Israel Trials                  0            0      904,476            0      904,476            0       904,476
R & D Salary & Facility allocations
in the U.S. for Israel Clinical Trials            0            0    2,126,082      175,219    2,301,301            0     2,301,301
R & D Travel Expenses                         3,661        4,153        1,230       26,822       35,866            0        35,866

TOTAL R&D SERVICES PERFORMED IN THE
U.S.                                          3,661        4,153    3,504,981      285,271    3,798,066      150,000     3,948,066

R&D ARGENTINA CLINICAL STUDIES              242,586            0       10,582            0      253,168            0       253,168

R&D UNIVERSITY STUDIES                            0            0       35,106       15,262       50,368            0        50,368

R&D GloboMax                              1,250,000    2,682,828            0            0    3,932,828            0     3,932,828
R & D -Supplies -IND Application            327,601      407,699            0            0      735,300            0       735,300
R & D Salary & Facility allocations
(NY) for IND Application                  1,368,703    1,823,189            0            0    3,191,892            0     3,191,892

TOTAL U.S. CLINICAL TRIAL EXPENSES FOR
U.S. IND SUBMISSION WITH THE FDA          2,946,304    4,913,716            0            0    7,860,020            0     7,860,020
                                        -----------  -----------  -----------  -----------  -----------  -----------   -----------

TOTAL RESEARCH AND DEVELOPMENT EXPENSE  $ 3,192,551  $ 5,150,869  $ 4,439,592  $ 1,350,318  $14,133,330  $   873,874   $15,007,204
                                        ===========  ===========  ===========  ===========  ===========  ===========   ===========


         During 2002, the Board of Directors approved a plan to sell Advance Viral Research Ltd. (LTD), our Bahamian subsidiary. The decision was based upon the completion of construction on our facility in Yonkers, New York capable of providing all functions previously provided by the Freeport, Bahamas plant. The assets of LTD have been classified on our Balance Sheet as of December 31, 2003 and 2002 as Assets held for Sale. LTD had no liabilities as of December 31, 2003, except inter-company payables which have been eliminated in consolidation. The operations for LTD have been classified in the Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001 as Loss from Discontinued Operations.

         In February 2004, we entered into an agreement with James Dicke II and his son James Dicke III, whereby we agreed to sell an aggregate of 120 million shares of our common stock and warrants to purchase 15 million shares of our common stock for an aggregate purchase price of $12 million. Pursuant to the agreement, the funding shall take place in four equal stages of $3 million each, once every 90 days with the first $3 million funding having occurred on February 5, 2004.

         The independent certified public accountants' report on our consolidated financial statements for the fiscal year ended December 31, 2003 includes an emphasis paragraph regarding certain liquidity considerations. Note 2 to the Consolidated Financial Statements states that our cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials of AVR118 required by the FDA, and, unless and until AVR118 is approved for sale in the United States or another industrially developed country, we may be dependent upon the continued sale of our securities, debt or equity financing for funds to meet our cash requirements. We believe that cash flows from sales of securities and from current financing arrangements will be sufficient to fund our current operations. Although we may not be successful in doing so, we intend to continue to sell our securities in an attempt to mitigate the effects of our cash position. No assurance can be given that equity or debt financing, if and when required, will be available or that additional securities will be authorized beyond the current authorization of 1 billion shares of our common stock.

RESTATEMENT OF FINANCIAL STATEMENTS

         The financial statements for the years ended December 31, 2002 and 2001 have been restated to reflect changes in accounting for warrants issued in connection with equity transactions as well as options issued to the Board of Directors and employees (on a pro-forma basis only) and its Advisory Board. The restatement resulted in income which reduced the previously reported net loss for 2002 and 2001 by approximately $1,021,000 and $629,000 respectively.

         Basic and diluted net loss per common share on operations remained the same for the years ended December 31, 2002 and 2001. Our deficit accumulated during the development stage was reduced by $2,039,574 and $1,018,304 at December 31, 2002 and 2001 respectively. The restatement did not impact our net cash in investing and financing activities and net cash used in operating activities remained unchanged. However, certain components within operating activities consisting of amortization of deferred interest cost, discount on warrants and compensation expense for options and warrants, were restated.


                                                   As of December 31, 2002                       As of December 31, 2001
                                       -------------------------------------------  -----------------------------------------------
                                        As Reported    Adjustments     Restated      As Reported      Adjustments        Restated
                                       -------------  -------------  -------------  -------------    -------------    -------------
ASSETS
Current Assets                         $   1,770,251  $          --  $   1,770,251  $   1,751,970    $          --    $   1,751,970
Property and Equipment, Net                2,244,118             --      2,244,118      2,818,045               --        2,818,045
Other Assets                                 931,660             --        931,660        878,776               --          878,776
                                       -------------  -------------  -------------  -------------    -------------    -------------
         Total assets                  $   4,946,029             --  $   4,946,029  $   5,448,791               --    $   5,448,791
                                       =============  -------------  =============  =============    -------------    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities                    $     684,591  $          --  $     684,591  $   1,932,149    $          --    $   1,932,149
Long-Term Debt:
   Convertible debenture, net              1,658,231        (47,732)     1,610,499             --               --               --
   Capital lease obligation                    5,834             --          5,834         42,370               --           42,370

   Note payable                                4,879             --          4,879         32,198               --           32,198
                                       -------------  -------------  -------------  -------------    -------------    -------------
        Total long-term debt               1,668,944        (47,732)     1,621,212         74,568               --           74,568
                                       -------------  -------------  -------------  -------------    -------------    -------------
Common Stock Subscribed but not
Issued                                       883,900             --        883,900             --               --               --
                                       -------------  -------------  -------------  -------------    -------------    -------------
Stockholders' Equity:
   Common stock                                4,555             --          4,555          4,033               --            4,033
   Additional paid-in capital             57,530,605     (6,389,428)    51,141,177     47,666,141       (3,788,186)      43,877,955
   Deficit accumulated during the
    development stage                    (51,137,805)     2,039,574    (49,098,231)   (40,795,470)       1,018,304      (39,777,166)
   Discount on warrants                   (4,688,761)     4,397,586       (291,175)    (3,432,630)       2,769,882         (662,748)
                                       -------------  -------------  -------------  -------------    -------------    -------------
         Total stockholders' equity        1,708,594         47,732      1,756,326      3,442,074               --        3,442,074
                                       -------------  -------------  -------------  -------------    -------------    -------------
         Total liabilities and
          stockholders' equity         $   4,946,029  $          --  $   4,946,029  $   5,448,791    $          --    $   5,448,791
                                       =============  -------------  =============  =============    -------------    =============


                                                           2002                                          2001
                                       -------------------------------------------  -----------------------------------------------
                                        As Reported    Adjustments     Restated      As Reported      Adjustments        Restated
                                       -------------  -------------  -------------  -------------    -------------    -------------
Revenues                               $          --  $          --  $          --  $      17,601    $          --    $      17,601
                                       -------------  -------------  -------------  -------------    -------------    -------------
Costs and Expenses:
  Research and development                 4,439,592             --      4,439,592      5,150,869               --        5,150,869
  General and administrative               2,654,296             --      2,654,296      4,063,022               --        4,063,022
  Compensation and other                     755,397        128,365        883,762        691,404          356,704        1,048,108
  expense for options and
  warrants
   Depreciation                              977,746             --        977,746        511,216               --          511,216
                                       -------------  -------------  -------------  -------------    -------------    -------------
                                           8,827,031        128,365      8,955,396     10,416,511          356,704       10,773,215
                                       -------------  -------------  -------------  -------------    -------------    -------------
Loss from Operations                      (8,827,031)      (128,365)    (8,955,396)   (10,398,910)        (356,704)     (10,755,614)
                                       -------------  -------------  -------------  -------------    -------------    -------------
Other Income (Expense):
   Interest income                            27,659             --         27,659        113,812               --          113,812
   Other income
   Interest expense                       (1,341,809)     1,149,635       (192,174)      (868,856)         985,705          116,849
   Severance expense -
   former directors                               --             --             --       (302,500)              --         (302,500)
                                       -------------  -------------  -------------  -------------    -------------    -------------
                                          (1,314,150)     1,149,635       (164,515)    (1,057,544)         985,705          (71,839)
                                       -------------  -------------  -------------  -------------    -------------    -------------
Loss from Continuing Operations          (10,141,181)     1,021,270     (9,119,911)   (11,456,454)         629,001      (10,827,453)
Loss from Discontinued Operations           (201,154)            --       (201,154)      (259,114)              --         (259,114)
                                       -------------  -------------  -------------  -------------    -------------    -------------
Net Loss                               $ (10,342,335) $   1,021,270  $  (9,321,065) $ (11,715,568)   $     629,001    $ (11,086,567)
                                       =============  =============  =============  =============    =============    =============
Net Loss Per Common Share
   Basic and Diluted:
      Continuing operations                    (0.02)                        (0.02)         (0.03)                            (0.03)
      Discontinued operations                  (0.00)                        (0.00)         (0.00)                            (0.00)
      Net loss                                 (0.02)                        (0.02)         (0.03)                            (0.03)
Weighted Average Number of Common
Shares Outstanding                       439,009,322                   439,009,322    389,435,324                       389,435,324


RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

         The financial statements for the years ended December 31, 2002 and 2001 have been restated to reflect changes in accounting for warrants issued in connection with equity transactions as well as options issued to the Board of Directors and employees (on a pro-forma basis only) and our advisory board. The restatement resulted in income which reduced the previously reported net loss for 2002 and 2001 by approximately $1,021,000 and $629,000, respectively. As a result of this restatement interest expense and compensation and other expense for options and warrants were adjusted as follows: Interest expense was reduced from approximately $1,342,000 and $869,000 to approximately $192,000 and ($117,000) for the years ended 2002 and 2001, respectively. Compensation and other expense for options and warrants expense increased from approximately $755,000 and $691,000 to approximately $884,000 and $1,048,000 for the years ended 2002 and 2001, respectively.

         Basic and diluted net loss per common share on operations remained the same for the years ended December 31, 2002 and 2001. Our deficit accumulated during the development stage was reduced by $2,040,000 and $1,018,000, at December 31, 2002 and 2001, respectively. The restatement did not impact our net cash in investing and financing activities and net cash used in operating activities remained unchanged. However, certain components within operating activities consisting of amortization of deferred interest cost, discount on warrants and compensation expense for options and warrants, were restated.

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

         During the years ended December 31, 2003, 2002 and 2001 we incurred losses from continuing operations of approximately $7,784,000, $9,120,000, and $10,827,000, respectively. Our losses for the years ended December 31, 2003, 2002 and 2001 were attributable primarily to:

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was approximately $1,350,000 in 2003 compared to $4,440,000 and $5,151,000 in 2002 and 2001 respectively. Research and development expenses decreased by approximately $3,090,000 in 2003 vs. 2002 and decreased by approximately $711,000 in 2002 vs. 2001. The decrease in research and development expenses resulted from:

         o allocation of research and development expenditures relating to salaries and benefits, excluding Dr. Hirschman, were approximately $0, $1,618,000 and $1,334,000 for the years ending 2003, 2002 and 2001 respectively. Due to a reduction in staff at the end of 2002 no salaries and benefits were allocated to research and development in 2003 with the exception of Dr. Hirschman. Dr. Hirschman's salary and benefits allocated to research and development were approximately $175,000, $187,000 and $197,000 for 2003, 2002, and 2001 respectively. We allocated Dr. Hirschman's' salary in accordance with his time spent on research and development activities. For the years ended December 31, 2002 and 2001 we allocated 50% of his salary and benefits to research and development and 50% to general and administrative expenses. During the nine months ended September 30, 2003, we allocated 30% of his salary and benefits to research and development and 70% to general and administrative expenses. During the three months ended December 31, 2003, we allocated 100% of his salary and benefits to research and development as a result of his resignation during August 2003 as Chief Executive Officer and Chief Scientific Officer to assume his new responsibilities as chief scientist.

         o decrease in research and development expenditures relating to our GloboMax agreement in connection with the preparation of our first IND filing of approximately $0, $904,000 and $2,667,000 for the years ending 2003, 2002 and 2001, respectively;

         o decrease in laboratory supplies of approximately $0, $295,000 and $407,000 for the years ending 2003, 2002, and 2001, respectively, offset by an increase in consulting expenses of approximately $96,000, $82,000 and $1,000 for the year ending 2003, 2002 and 2001. In 2003 we signed consulting agreements for research and development purposes with Oxford Pharmaceuticals ($80,000) and our consultant retained in Israel ($16,000). In 2002 we signed consulting agreements with Keystone Validation Group ($66,000) for equipment validation services and various other consultants providing services to Advanced Viral for research and development purposes ($16,000).

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were approximately $3,221,000, $2,654,000, and $4,063,000 in 2003, 2002
and 2001, respectively. General and administrative expenses increased by approximately $567,000 in 2003 vs.2002 and decreased by $1,409,000 in 2002 vs.2001, resulting primarily from:

         o increased payroll and related expenses, approximately $989,000 in 2003 vs. $866,000 in 2002 and $1,039,000 in 2001. The
                  increase in 2003 relates to the allocation of employee salaries and benefits from research and development functions to general and administrative functions. For the year ended December 31, 2003 all salaries and benefits were recorded as general and administrative expenses with the exception of Dr. Hirschman, who was our Chief Scientific Officer and our Chief Executive Officer until August 2003, and we allocated approximately 70% of his salary and benefits (for the period January through September 2003) and 0% of his salary and benefits (for the period October through December 2003) to general and administrative expenses. Approximately $189,000 and $180,000 of his salary and benefits has been allocated to general and administration in 2003 and 2002, respectively. The decrease from 2002 to 2001 was primarily attributed to a reduction in personnel during November 2002 from 33 to 10 employees as a cost cutting measure and employee bonuses granted in 2001 and not repeated in 2002;

         o decreased benefit and insurance costs of approximately $456,000 in 2003 vs. $564,000 in 2002 and a decrease to
                  $412,000 in 2001. The decrease in 2003 was attributed to lower benefit costs (due to a reduction in staff at the end of 2002) offset by higher insurance premiums. The increase in 2002 was attributed to higher medical and insurance premiums;

         o increase in professional fees of approximately $815,000 in 2003 vs. $501,000 in 2002 and $1,431,000 in 2001. The increase in costs in 2003 as compared to 2002 was due to attorneys fees related to our litigation, the cost of which was $257,000 in 2003 vs. $44,000 in 2002. Costs in 2001 included $953,000 to attorney fees related for our litigation and;

         o increase consulting costs in 2003 of $157,000 vs. $0 in 2002 for consultants retained by us for fund raising initiatives; and

         o decrease in consulting fees for 2002 and 2001 of $34,000 and $212,000 respectively, primarily due to utilizing our employees for computer consulting, rather than performing these services utilizing outside consultants.

         COMPENSATION AND OTHER EXPENSE FOR OPTIONS AND WARRANTS. Compensation expense was approximately $606,000 in 2003, compared to $884,000 in 2002 and $1,048,000 in 2001. Compensation expense includes an adjustment to restate our financial statements for the years ended 2002 and 2001 of approximately $129,000 and $357,000. Compensation expense before this restatement was approximately $755,000 and $691,000 for the years ended 2002 and 2001, respectively. Included in compensation expense for these periods was:

         o the calculation of the fair value of extending the expiration dates of non-employee options outstanding of approximately $178,000 and $691,000 for 2002 and 2001, respectively. The restatement had no effect on this expense; and

         o the issuance of options to our Scientific Advisory Board resulting in compensation expense of $347,000, $108,000 and $0 for the years ending 2003, 2002 and 2001, respectively. Compensation expense includes an adjustment to restate our financial statements for the year ended 2002 of approximately ($279,000). Compensation expense before this restatement was approximately $387,000; and

         o the fair value of warrants issued in consideration for terminating a contract resulting in our recording compensation expense of $191,000 in 2002. The restatement had no effect on this expense; and

         o the fair value of warrants issued for our 2001 equity line of credit with Cornell Capital Partners of $255,000, $408,000 and $357,000 for the years ending 2003, 2002 and 2001, respectively. Compensation expense includes an adjustment to restate our financial statements for the years ended 2002 and 2001 of approximately $408,000 and $357,000. Compensation expense before this restatement was $0 and $0 for the years ended 2002 and 2001.

         DEPRECIATION EXPENSE. Depreciation expense was approximately $922,000 in 2003 compared to $978,000 and $511,000 in 2002 and 2001 respectively. The decrease in 2003 over 2002 resulted from equipment which was fully depreciated during 2003. The increase from 2001 to 2002 resulted primarily from acquisitions of furniture, fixtures and equipment for the Yonkers office, laboratory and production facility during 2002 and 2001.

         INTEREST EXPENSE. Interest expense for the years ended 2003 and 2002 was approximately $1,697,000 and $192,000 and ($117,000) in 2001. Interest
expense includes an adjustment to restate our financial statements for the years ended 2002 and 2001of approximately $1,150,000 and $986,000. Interest expense before this restatement was $1,342,000 and $869,000 for the years ended 2002 and 2001, respectively. Included in interest expense for these periods was:

         o the beneficial conversion feature on convertible debentures of approximately $809,000, $89,000 and $0 for the years ending 2003, 2002 and 2001, respectively. Before restatement this expense for 2002 and 2001 was approximately $37,000 and $0, respectively; and

         o amortization of warrant costs associated with convertible debentures of approximately $517,000, $0 and $3,000 for the years ending 2003, 2002 and 2001, respectively. In 2002 and 2001 the expense before restatement was approximately was approximately $1,102,000 and $989,000, respectively; and

         o amortization of loan costs relating to the issuance of convertible debentures of approximately $253,000, $34,000 and $15,000 for the years ending 2003, 2002 and 2001, respectively. Our restatement had no effect on this expense;
                  and

         o interest expense associated with convertible debentures of approximately $101,000, $43,000 and $0 for the years ending 2003, 2002 and 2001, respectively. Our restatement had no effect on this expense.

         SEVERANCE EXPENSE. Severance expense for the year ended December 31, 2001 was approximately $303,000, paid under severance agreements entered into between the retiring directors and Advanced Viral.

         LOSS FROM CONTINUING OPERATIONS. Losses from continuing operations for the years ended 2003, 2002 and 2001 was approximately $7,784,000, $9,120,000, and $10,827,000, respectively. The decrease from 2003 to 2002 resulted primarily from a reduction in research and development expenses due to a reduction in personnel during 2002 from 33 to 10 employees and limiting our research and development efforts to one clinical trial in Israel.

         The financial statements for the years ended December 31, 2002 and 2001 have been restated to reflect changes in accounting for warrants issued in connection with equity transactions as well as options issued to the Board of Directors and employees (on a pro-forma basis only) and our advisory board. The restatement resulted in income which reduced the previously reported net loss for 2002 and 2001 by approximately $1,021,000 and $629,000, respectively. As a result of this restatement interest expense and compensation and other expense for options and warrants were adjusted as follows: Interest expense was reduced from approximately $1,342,000 and $869,000 to approximately $192,000 and ($117,000) for the years ended 2002 and 2001, respectively. Compensation and other expense for options and warrants expense increased from approximately $755,000 and $691,000 to approximately $884,000 and $1,048,000 for the years ended 2002 and 2001, respectively.

         LOSS FROM DISCONTINUED OPERATIONS. Losses from discontinued operations for the years ended 2003, 2002 and 2001 was approximately $33,000, $201,000, and $259,000 respectively, relating to losses from our 99% owned subsidiary, Advance Viral Research, Ltd.

         REVENUES. There were approximately $0, $0 and $18,000 in sales revenue in 2003, 2002 and 2001, respectively. All sales revenue resulted from purchases of AVR118 for testing purposes.

         INTEREST INCOME. Interest income was approximately $13,000 and $28,000 in 2003 and 2002, respectively, compared to approximately $114,000 in 2001 resulting from our cash balances invested in money market and overnight banking obligations.

LIQUIDITY

YEARS ENDED DECEMBER 31, 2003 AND 2002

         As of December 31, 2003, we had current assets of approximately $494,000 compared to approximately $1,770,000 at December 31, 2002. We had total assets of approximately $2,989,000 and $4,946,000 at December 31, 2003 and 2002, respectively. Total current assets changed due to a decrease in case and cash equivalents of approximately $1,205,000. Total assets declined due to depreciation of fixed assets.

         During 2003, we used cash of approximately $4,337,000 for operating activities, as compared to approximately $8,701,000 in 2002. During 2003, we incurred expenses of:

         o approximately $1,164,000 for payroll and related costs primarily for administrative staff, scientific personnel and executive officers;

         o        approximately $250,000 in consulting fees;

         o approximately $421,000 for rent and utilities for our Yonkers facility;

         o approximately $1,056,000 in expenditures on AVR118 research in Israel;

         o approximately $456,000 for insurance and approximately $815,000 for other professional fees; and

         o        approximately $88,000 for travel-related expenses.

         During the year ended December 31, 2003, cash flows provided by financing activities was primarily due to the proceeds from the sale of our common stock of approximately $2,133,000, convertible debentures of $2,169,000, offset by payments under a litigation settlement agreement of $1,051,000 and principal payments of approximately $122,000 and 3,000 on equipment obligations and the repayment of a grant, respectively. This compares to the year ended December 31, 2002 where funds of approximately $7,114,000 were provided from the sale of our common stock; convertible debentures of $2,000,000, offset by principal payments of approximately $169,000 for equipment obligations.

LIQUIDITY CONSIDERATIONS

         The independent certified public accountants' report on our consolidated financial statements for the fiscal year ended December 31, 2003 includes an emphasis paragraph regarding certain liquidity considerations. Note 2 to the Consolidated Financial Statements states that our cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials of AVR118 required by the FDA, and, unless and until AVR118 is approved for sale in the United States or another industrially developed country, we may be dependent upon the continued sale of our securities, debt or equity financing for funds to meet our cash requirements. We believe that cash flows from sales of securities and from current financing arrangements will be sufficient to fund our current operations. Although we may not be successful in doing so, we intend to continue to sell our securities in an attempt to mitigate the effects of our cash position. No assurance can be given that equity or debt financing, if and when required, will be available or that additional securities will be authorized beyond the current authorization of 1 billion shares of our common stock.

         During January 2004, we received an additional $1 million from Cornell Capital Partners under its April 28, 2003 agreement in consideration for the issuance of a 5% convertible debenture by us which was later converted during February 2004 into 12,558,219 shares of our common stock.

         During February 2004, we entered into an agreement with James Dicke II and his son, James Dicke III, whereby we agreed to sell an aggregate of 120 million shares of our common stock and warrants to purchase 15 million shares of our common stock for an aggregate purchase price of $12 million. Pursuant to the agreement, the funding shall take place in four equal stages of $3 million each, once every 90 days with the first $3 million funding having occurred on February 5, 2004.

         We have no off-balance sheet transactions.

         The following table shows total contractual payment obligations as of December 31, 2003.

                       Total Contractual Obligations Table


                                                                            Payments Due by Period
                                             ----------------------------------------------------------------------------------
                                                               Less Than                                              More Than
     Contractual Obligations                   Total             1 Year          1-3 Years          3-5 Years          5 Years
     -----------------------                 ---------         ----------        ----------        -----------       ----------

Long-Term Debt Obligations                   $1,427,946        $1,427,946        $        0        $        0        $        0
Capital Lease Obligations                    $    2,451        $    2,451        $        0        $        0        $        0
Notes Payable                                $   13,121        $   13,121        $        0        $        0        $        0
Operating Lease Obligations                  $  413,000        $  299,000        $  114,000        $        0        $        0
Purchase Obligations                         $        0        $        0        $        0        $        0        $        0
Other Long-Term Liabilities Reflected
on the Registrant's Balance Sheet
under GAAP                                   $        0        $        0        $        0        $        0        $        0
                                             ----------        ----------        ----------        ----------        ----------
TOTAL                                        $1,856,518        $1,742,518        $  114,000        $        0        $        0
                                             ==========        ==========        ==========        ==========        ==========


CAPITAL RESOURCES

         We have and continue to be dependent upon the proceeds from the continued sale of securities and convertible debentures for the funds required to continue operations at present levels and to fund further research and development activities. The following table summarizes sales of our securities over the last three years.


                                                                                     Purchase Price
                                                           Convertible /             Conversion Price /     Maturity Date /
    Date Issued   Gross Proceeds     Security Issued       Exercisable Into          Exercise Price         Expiration Date
    -----------   --------------     ---------------       ----------------          --------------         ---------------
    Feb-2001      equity line        warrants                10,000,000 shares (1)     $1.00 per share        2/9/2006
    Jul-2001      $1,000,000         common stock            3,125,000 shares          $0.32 per share        n/a
    Jul-2001      $490,000           common stock            1,225,000 shares          $0.40 per share        n/a
                                     warrants                367,500 shares            $0.48 per share        7/27/2006
                                                             367,500 shares            $0.56 per share
    Aug-2001      $600,000           common stock            2,000,000 shares          $0.30 per share        n/a
    Sep-2001      $1,000,000         common stock            6,666,667 shares          $0.15 per share        n/a
    Dec-2001      $2,000,000         common stock            7,407,407 shares          $0.27 per share        n/a
    Dec-2001      $410,000           common stock            1,518,519 shares          $0.27 per share        n/a
    Dec-2001      $200,000           common stock            740,741 shares            $0.27 per share        n/a
    Feb-2002      $500,000           common stock            3,333,333 shares          $0.15 per share        n/a
    Feb-2002      $500,000           common stock            3,333,333 shares          $0.15 per share        n/a
    Mar-2002      $500,000           common stock            3,333,333 shares          $0.15 per share        n/a
    Apr-2002      $1,939,000         common stock            17,486,491 shares         $0.11089 per share     n/a
    May-2002      $500,000           convertible debenture   Approx. 4,412,000 shares  (2)                    5/30/2004
    May-2002      consulting         warrants                1,000,000 shares          $0.18 per share        5/30/2008
                  services
    Jul-2002      $1,000,000         convertible debenture   Approx. 9,350,000 shares  (3)                    7/3/2004
    Jul-2002      $500,000           convertible debenture   Approx. 4,588,000 shares  (4)                    7/15/2004
    Sep-2002      $3,010,000         common stock            21,500,000 shares (5)     $0.14 per share        n/a
                                     warrants                16,125,000 shares         $0.001 per share (5)   9/9/2007
    Dec-2002 &    $1,100,000         common stock            13,750,000 shares         $0.08 per share        n/a
    Mar-2003                         warrants                9,075,000 shares          $0.12 per share        12/2007 - 3/2008
    Apr-May 2003  $562,000           common stock            7,337,500 shares          $0.08 per share        n/a
    Apr-2003      $1,000,000         convertible debenture   22,484,276 shares (6)     (8)                    4/2008
    Apr-2003                         warrants                15,000,000 shares (7)     $0.091 per share       4/2008
    June 2003     $125,000           common stock            1,562,500 shares          $0.08 per share        n/a
    June 2003                        warrants                1,109,375 shares          $0.12 per share        6/2008
    July 2003     $1,500,000         convertible debenture   22,929,167 shares (6)     (8)                    7/2008

    Sep 2003      $1,081,000         common stock            21,620,000 shares         $0.05 per share        n/a
    Sept 2003                        warrants                13,188,200 shares         $0.10 per share        9/2008
    Jan 2004      $1,000,000         convertible debenture   12,558,219 shares (6)     (8)                    1/2009

    Dec.2003 &    $325,000           common stock            2,166,666 shares          $0.15 per share        n/a
    Jan 2004
                                     warrants                931,666 shares            $0.19 per share        1/2009
    Feb 2004      $3,000,000         common stock            30,000,000 shares         $0.10 per share        n\a


-------------------------

(1) $0.11 per share for the first 20% of the principal balance of the Debenture, thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of (i) 90% of the average closing bid price for the five trading days prior to the conversion date (the "Market Price"); or (ii) ten cents ($0.10) which amount is subject to certain adjustments.
(2) $0.1539 per share for the first 20% of the principal balance of the Debenture, thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of (i) 90% of the Market Price; or (ii) ten cents ($0.10) which amount is subject to certain adjustments.
(3) $0.1818 per share for the first 20% of the principal balance of the Debenture, thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of (i) 90% of the Market Price; or (ii) ten cents ($0.10) which amount is subject to certain adjustments.
(4) Does not include an additional 1,032,000 shares of common stock issued to H.C. Wainwright & Co. as part of the finder's fee for the transaction.
(5) Represents shares issued in connection with certain settlement and mutual release agreements entered in May 2003, pursuant to which, among other things, warrants to purchase 16,125,000 shares of our common stock were cancelled.

(6) The debentures were convertible commencing July 27, 2003 at a conversion price equal to the lesser of (i) $0.08 or (ii) 80% of the lowest closing bid price of our common stock for the four trading days immediately preceding the conversion date. All of such debentures have been converted.
(7) The warrants are exercisable commencing October 28, 2003.
(8) The debentures are convertible at a conversion price equal to the lesser of
(i) $.08 or (ii) 80% of the lowest closing bid price of our common stock for the four trading days immediately preceding the conversion date. All of such debentures have been converted.

         On May 30, 2002 we entered into an agreement with Harbor View Group, Inc. to terminate a consulting agreement effective as of December 31, 2001. The consultant continued to perform services after the termination date and as full compensation we granted warrants to purchase 1 million shares of our common stock at an exercise price of $0.18 per share. The warrants are exercisable in whole or in part at any time and from time to time prior to May 30, 2008.

         During the second quarter of 2002, we issued to James Dicke II, a former director, Peter Lunder, a former advisory board member, and O. Frank Rushing and Justine Simoni an aggregate of $2 million principal amount of our 5% convertible debentures at par in several private placements pursuant to Section 4(2) of the Securities Act. Under the terms of each 5% convertible debenture, 20% of the original issue is convertible on the original date of issue at a price equal to the closing bid price quoted on the OTC Bulletin Board on the trading day immediately preceding the original issue date (except for the $500,000 of the debentures which had an initial conversion price of $0.11 per share). Thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of (i) 90% of the average closing bid price for the five trading days prior to the conversion date; or
(ii) ten cents ($0.10) which amount is subject to certain adjustments. The convertible debentures, including interest accrued thereon, are payable by Advanced Viral in shares of common stock and mature two years from the date of issuance. The shares issued upon conversion of the debentures cannot be sold or transferred for a period of one year from the applicable vesting date of the convertible portion of the debentures. As of February 10, 2004, principal and interest on the debentures in the amount of $1,665,466 had been converted into 14,260,468 shares of our common stock.

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

         In addition, pursuant to a placement agent agreement with H.C. Wainwright & Co., Inc. ("HCW"), we paid HCW a placement fee of $150,500 cash and issued to HCW 1,032,000 shares of our common stock. An adjustment provision in the warrants provided that at 60 and 120 trading days following the original issue date of the warrants, a certain number of warrants shall become exercisable at $0.001. The number of shares for which the warrants are exercisable at $0.001 per share is equal to the positive difference, if any, between (i) $3,010,000 divided by the volume weighted average price ("VWAP") of our common stock for the 60 trading days preceding the applicable determination date and (ii) 21,500,000, provided however, that no adjustment will be made in the event that the VWAP for the 60 trading day period preceding the applicable determination date is $0.14 or greater. In December 2002 we filed suit against certain of the investors in connection with the warrant repricing provisions of the agreement, and during May 2003, we entered into settlement and mutual release agreements with the parties involved in both the Florida and New York litigation, which, among other things, dismissed the lawsuits with prejudice, and Alpha Capital separately dismissed its lawsuit with prejudice. Pursuant to the agreements, in exchange for release by the parties to the lawsuits and certain parties to the September 2002 financing of their right to exercise the warrants issued in the September 2002 financing, we issued an aggregate of 947,000 shares of our common stock and became obligated to pay $1,047,891 to such parties. During September, 2003, we paid an additional $29,000 and the 947,000 shares previously issued by the Company were cancelled.

         From December 2002 through June 2003, we authorized the issuance of and sold 22,650,000 shares of our common stock and warrants to purchase up to 13,590,000 shares of our common stock at $0.08 per share, for an aggregate purchase price of $1,812,000 pursuant to securities purchase agreements in a private offering transaction pursuant to Section 4(2) of the Securities Act. In connection with the agreement, we paid finders' fees to Harbor View Group, AVIX, Inc. and Robert Nowinski consisting of an aggregate (i) approximately $98,095 and (ii) warrants to purchase 1,246,500 shares of our common stock. All of the aforementioned warrants are exercisable at $0.12 per share commencing six months after the closing date of the agreement, for a period of five years. As of the date hereof, none of such warrants had been exercised.

         On April 11, 2003 pursuant to a securities purchase agreement with James F. Dicke II, a former member of our Board of Directors, we sold 3,125,000 shares of common stock and warrants to purchase 1,875,000 shares of common stock at an exercise price of $0.12 per share through April 2008, for an aggregate purchase price of $250,000 in a private offering transaction pursuant to Section 4(2) of the Securities Act.

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

         On April 28, 2003, we entered into an Equity Line of Credit Agreement with Cornell Capital Partners in a private offering transaction pursuant to
Section 4(2) of the Securities Act. The equity line agreement provides, generally, that Cornell Capital Partners has committed to purchase up to $50 million of our common stock over a three-year period, with the timing and amount of such purchases, if any, at our discretion, provided, however, that the maximum amount of each advance is $500,000, and the date of each advance shall be no less than six trading days after our notification to Cornell Capital Partners of its obligation to purchase shares. Any shares of common stock sold under the equity line will be priced at the lowest closing bid price of our common stock during the five consecutive trading days following our notification to Cornell Capital Partners requesting an advance under the equity line. In addition, at the time of each advance, we are obligated to pay Cornell Capital Partners a fee equal to five percent (5%) of the amount of each advance. However, Cornell Capital Partner's obligation to purchase and our obligation to sell our common stock is conditioned upon the per share purchase price being equal to or greater than a price we set on the advance notice date, the minimum acceptable price, which may not be set any closer than 7.5% percent below the closing bid price of the common stock the day prior to the date we notify Cornell Capital Partners of its obligation to purchase shares. In addition, there are certain other conditions applicable to our ability to draw down on the equity line including the filing and effectiveness of a registration statement registering the resale of all shares of common stock that may be issued to Cornell Capital Partners under the equity line and our adherence with certain covenants. There can be no assurance of the amount of proceeds we will receive, if any, under the equity line of credit with Cornell Capital Partners. For its services as placement agent, Katalyst Securities LLC received 107,527 shares of our common stock, which was valued at $10,000. Katalyst Securities may be deemed to be an underwriter in connection with the sale of common stock under the Equity Line of Credit.

         On April 28, 2003 we entered into a securities purchase agreement with Cornell Capital Partners, in a private offering transaction pursuant to Section 4(2) of the Securities Act, to sell up to $2,500,000 of our 5% convertible debentures, due April 28, 2008, $1 million of which was purchased on April 28, 2003; $1.5 million of which was purchased on July 18, 2003; and $1 million of which was purchased on January 8, 2004. Interest was payable in cash or common stock at the option of Cornell Capital Partners. Pursuant to the agreement, Cornell Capital Partners received a 10% discount to the purchase price of the convertible debentures purchased. Pursuant to the terms of the agreement, commencing July 27, 2003, Cornell Capital Partners became eligible to convert the debenture plus accrued interest, in shares of our common stock at a conversion price equal to the lesser of (a) $0.08 or (b) 80% of the lowest closing bid price of our common stock for the four trading days immediately preceding the conversion date. In addition, in connection with the securities purchase agreement, we issued to Cornell Capital Partners a warrant to purchase 15 million shares of our common stock exercisable for five years at an exercise price of $0.091. The warrant became exercisable on October 28, 2003.

         On July 18, 2003 we entered into an additional securities purchase agreement with Cornell Capital, in a private offering transaction pursuant to
Section 4(2) of the Securities Act, whereby Cornell Capital Partners purchased $1 million of our 5% secured convertible debentures, due July 17, 2008. Pursuant to the agreement, Cornell Capital Partners Capital received a 10% discount to the purchase price of the convertible debentures purchased. Our repayment obligations under the convertible debentures were secured by the assets of Advanced Viral. Pursuant to the terms of the agreement, commencing October 18, 2003, Cornell Capital Partners became eligible convert the debenture plus accrued interest, in shares of our common stock at a conversion price equal to the lesser of (a) $0.08 or (b) 80% of the lowest closing bid price of our common stock for the four trading days immediately preceding the conversion date.

         On September 10, 2003, principal on the Cornell Capital Partners convertible debentures in the amount of $600,000 had been converted into 14,150,943 shares of common stock at a conversion price of $.0424 per share. On November 6, 2003, Cornell Capital Partners converted $600,000 principal amount of the convertible debentures into 12,500,000 shares of common stock at a conversion price of $0.048 per share. On November 20, 2003, Cornell Capital converted $600,000 principal amount of the convertible debenture into 9,375,000 shares of our common stock at a conversion price of $.064 per share. On January 13, 2003, Cornell Capital Partners converted $700,000 principal amount plus interest of $51,000 on the convertible debentures into 9,387,500 shares of common stock at a conversion price of $0.08 per share. On February 11, 2004, Cornell Capital Partners converted $1,000,000 principal amount plus interest of $4,558 on the convertible debenture into 12,558,219 shares of common stock at a conversion price of $0.08 per share. As of the date hereof, the April and July debentures have been fully converted into an aggregate of 57,971, 662 shares of common stock.

         Our obligations under the convertible debentures and the April and July Agreements were secured by a first priority security interest in substantially all of our assets. Pursuant to the agreements, this security interest terminated upon Advanced Viral receiving $3 million of capital in any form other than through the issuance of free-trading shares of our common stock from sources other than Cornell Capital Partners Capital. This termination occurred during February 2004, upon the funding of $3 million under the Dicke Agreement.

         In September 2003, in connection with a private offering transaction pursuant to Section 4(2) of the Securities Act, we authorized the issuance of and sold 21,620,000 shares of our common stock and warrants to purchase up to 10,810,000 shares of our common stock, for an aggregate purchase price of $1,081,000, or $0.05 per share, pursuant to securities purchase agreements. The warrants are exercisable at $0.10 per share. In connection with the agreements, we paid finders' fees to Harbor View Group, AVIX, Inc and Robert Nowinski consisting in the aggregate of (i) approximately $115,667 and (ii) warrants to purchase 2,378,200 shares of our common stock. All of the aforementioned warrants are exercisable at $0.10 per share commencing six months after the issuance date, for a period of five years. As of the date hereof, none of such warrants have been exercised.

         In December/January 2004, in connection with a private offering transaction pursuant to Section 4(2) of the Securities Act, we authorized the issuance of and sold 2,166,666 shares of our common stock and warrants to purchase up to 758,334 shares of our common stock, for an aggregate purchase price of $325,000, or $0.15 per share, pursuant to securities purchase agreements with certain purchasers. In connection with the agreements, we paid finders' fees to Harbor View Group consisting in the aggregate of (i) approximately $26,000 and (ii) warrants to purchase 173,333 shares of our common stock. All of the aforementioned warrants are exercisable at $0.19 per share commencing six months after the issuance date, for a period of five years. As of the date hereof, none of such warrants have been exercised.

         On February 3, 2004, we entered into an agreement with James Dicke II and his son James Dicke III, whereby we agreed to sell an aggregate of 120 million shares of our common stock and warrants to purchase 15 million shares of our common stock for an aggregate purchase price of $12 million. Pursuant to the agreement, the funding shall take place in four equal stages of $3 million each, once every 90 days with the first $3 million funding having occurred on February 5, 2004. There are no conditions precedent to the investors' obligation to close other than the accuracy of our representations and warrants and our compliance with the agreement. The warrants have an exercise price of $0.20 per share and are exercisable at any time through February 2, 2007. In addition, we granted demand and piggyback registration rights to the investors for the shares issued or issuable in connection with the transaction pursuant. James F. Dicke II is the Chairman and CEO of Crown Equipment Corporation and a former member of our Board of Directors.

         On February 9, 2004, we entered into a termination and release agreement with DCT, S.R.L. and certain of its affiliates pursuant to which pursuant to which a distribution agreement and various testing agreements with DCT, along with any and all distribution rights and rights to royalties or fees thereunder, were terminated. In addition, the agreement provides that any and all intellectual property rights relating to the terminated agreements were the property of Advanced Viral, and the parties released each other from claims relating thereto. In consideration, we agreed to pay DCT $60,000 and granted warrants to purchase an aggregate of five million shares of our common stock to certain of DCT's affiliates at an exercise price of $0.16 for a period of five years. In addition the recipients of the warrants agreed not to sell more than an aggregate of two million shares of our common stock in any six-month period for a period of five years.

OUTSTANDING SECURITIES

         Currently, in addition to the 602,291,677 shares of our common stock currently outstanding, we have: (i) outstanding stock options to purchase an aggregate of approximately 146.7 million shares of common stock at exercise prices ranging from $0.052 to $0.36, of which approximately 94.9 million are currently exercisable; (ii) outstanding warrants to purchase an aggregate of approximately 91.3 million shares of common stock at prices ranging from $0.091 to $1.00, all of which warrants are currently exercisable; (iii) approximately
4 million shares of common stock underlying certain outstanding convertible debentures; and (iv) an aggregate of 90 million shares to be sold in three fundings by November 3, 2004 pursuant to a securities purchase agreement. The foregoing does not include shares issuable pursuant to the Equity Line of Credit Agreement with Cornell Capital Partners.

         If all of the foregoing were fully issued, exercised and/or converted, as the case may be, we would receive proceeds of approximately $53.1 million, and we would have approximately 934.3 million shares of common stock outstanding. The sale or availability for sale of this number of shares of common stock in the public market could depress the market price of the common stock. Additionally, the sale or availability for sale of this number of shares may lessen the likelihood that additional equity financing will be available to us, on favorable or unfavorable terms. Furthermore, the sale or availability for sale of this number of shares could limit the annual amount of net operating loss carryforwards that could be utilized.

PROJECTED EXPENSES

         During the next 12 months, we expect to incur significant expenditures relating to operating expenses and expenses relating to regulatory filings and clinical trials for AVR118.

         We believe that our current liquid assets and cash flows from the sale of securities and current financing arrangements will be sufficient to fund our current operations. Any proceeds received from the exercise of outstanding options or warrants will contribute to working capital and increase our budget for research and development and clinical trials and testing, assuming AVR118 receives subsequent approvals to justify such increased levels of operation. The recent prevailing market price for shares of common stock has from time to time been below the exercise prices of certain of our outstanding options or warrants. As such, recent trading levels may not be sustained nor may any additional options or warrants be exercised. If none of the outstanding options or warrants is exercised, and we obtain no other additional financing, in order for us to achieve the level of operations contemplated by management, management anticipates that we will have to materially limit or suspend operations. We are currently seeking debt financing, licensing agreements, joint ventures and other sources of financing, but the likelihood of obtaining such financing on favorable terms is uncertain. Management is not certain whether, at present, debt or equity financing will be readily obtainable or whether it will be on favorable terms. Because of the large uncertainties involved in the FDA approval process for commercial drug use on humans, it is possible that we will never be able to sell AVR118 commercially.

LIQUIDITY CONSIDERATIONS

          The independent certified public accountants' report on our consolidated financial statements for the fiscal year ended December 31, 2003 includes an emphasis paragraph regarding certain liquidity considerations. Note 2 to the Consolidated Financial Statements states that our cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials of AVR118 required by the FDA, and, unless and until AVR118 is approved for sale in the United States or another industrially developed country, we may be dependent upon the continued sale of our securities, debt or equity financing for funds to meet our cash requirements. We believe that cash flows from sales of securities and from current financing arrangements will be sufficient to fund our current operations. Although we may not be successful in doing so, we intend to continue to sell our securities in an attempt to mitigate the effects of our cash position. No assurance can be given that equity or debt financing, if and when required, will be available or that additional securities will be authorized beyond the current authorization of 1 billion shares.

CRITICAL ACCOUNTING POLICIES

OTHER ASSETS

         Patent development costs are capitalized as incurred. Such costs will be amortized over the life of the patent, commencing at the time AVR118 is marketed. Loan costs include fees paid in connection with the February 2001 private equity line of credit agreement and are being amortized over the life of the agreement.

STOCK-BASED COMPENSATION

         Advanced Viral has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, Accounting for Stock-Based Compensation. APB No. 25 provides that the compensation expense relative to Advanced Viral's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123. Advanced Viral follows SFAS No. 123 in accounting for stock options issued to non-employees.

RECENT ACCOUNTING PRONOUNCEMENTS

         During May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on our operating results or financial position as we do not have any financial instruments with characteristics of both liabilities and equity that are not already classified as liabilities.

         During April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (" SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS 149 did not have an impact on our operating results or financial position as we do not have any derivative instruments that are affected by SFAS 149.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. In December 2003, the FASB issued FIN 46R, which clarified certain issues identified in FIN 46. FIN 46R requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim or annual period beginning after March 1, 2004. We do not have any interest in variable interest entities and therefore the adoption of this standard is not expected to have an impact on our financial position and results of operations.

         On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of SFAS 123. The standard provides additional transition guidance for companies that voluntarily elect to adopt the accounting provisions of SFAS 123, Accounting for Stock-Based Compensation. SFAS 148 does not change the provisions of SFAS 123 that permits entities to continue to apply the intrinsic value method of APB 25, Accounting for Stock Issued to Employees. As Advanced Viral continues to follow APB 25, its accounting for stock-based compensation will not change as a result of SFAS 148. SFAS 148 does require certain new disclosures in both annual and interim financial statements. The required annual disclosures are effective immediately and have been included in Advanced Viral's consolidated financial statements. The new interim disclosure provisions became effective in the first quarter of 2003.


         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have an impact on our financial position or results of operations.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The adoption of this standard did not have an impact on our financial position or results of operations.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Advanced Viral does not own any securities or instruments subject to market risk for which disclosure is required.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The Independent Auditors' Report, Consolidated Financial Statements and Notes to Consolidated Financial Statements begin on page F-1.


ITEM 9. CHANGES OR DISAGREEMENTS WITH ACCOUNTANTS

         There have been no changes to, or disagreements with, our accountants, Rachlin Cohen & Holtz LLP, during the past two fiscal years.


ITEM 9A. CONTROLS AND PROCEDURES

         Management, including our interim Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Based upon the evaluation, management concluded that our disclosure controls and procedures are effective to ensure that all material information requiring disclosure in this annual report was made known to them in a timely manner.

            We made no significant changes in internal controls over financial reporting or in other factors that could materially affect our internal control over financial reporting.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

         Our directors and executive officers, their respective ages, and their positions held with us are as follows:

        Name                       Age    Position
        ----                       ---    --------

        Elma S. Hawkins, Ph.D      47     President, Chief Executive Officer
                                          and Director *
        Eli Wilner (1,2,3)         48     Chairman of the Board and Secretary
        Alan V. Gallantar          46     Chief Financial Officer and Treasurer
        David Seligman             65     Director
        Nancy J. Van Sant          54     Director
        Roy S. Walzer              56     Director


---------------------

* Effective February 18, 2004, Dr. Hawkins succeeded Mr. Wilner as President and Chief Executive Officer of Advanced Viral.

         The following is certain summary information with respect to the directors and executive officers of Advanced Viral. There are no family relationships between or among the directors, executive officers or any other person. None of Advanced Viral's directors or executive officers is a director of any company that files reports with the SEC. None of the Advanced Viral's directors have been involved in any bankruptcy or criminal proceeding (excluding traffic or other minor offenses), nor has been enjoined from engaging in any business.

         DR. ELMA HAWKINS, our President and Chief Executive Officer since February 18, 2004, has been a member of our Board of Directors and Executive Management Committee since December 9, 2003. Dr. Hawkins was Vice Chairman of Antigenics Inc., a publicly traded biotechnology company from 1996 to February 2004. Prior to joining Antigenics in 1996 as Chief Operating Officer, Dr. Hawkins served in a number of senior positions with Genzyme Corporation and its affiliates, including Director of Corporate Development and Director of Clinical and Regulatory Affairs. Dr. Hawkins has also held positions in preclinical and clinical research at Warner-Lambert/Parke-Davis and at the Center for the Study of Drug Development at Tufts Medical School. Dr. Hawkins holds a Ph.D. in medicinal chemistry from the University of Alabama and an M.B.A. from Boston University.

         ELI WILNER, our Secretary and Chairman of the Board of Directors, has been a director since December 2001, Chairman of the Board since May 2002 and President and Chief Executive Officer from August 2003 to February 2004. He is the founder and CEO of Eli Wilner & Company, a New York City art gallery established in 1983, and is also a leading frame dealer, restorer, collector and published author. Mr. Wilner was a Bryant Fellows Member of the Metropolitan Museum of Art in New York City from 1990 to 2000 and since 1990 has been a member of the Forum and Director's Circle of the National Museum of American Art in Washington, D.C. Mr. Wilner is a graduate of Brandeis University, where he received his B.A. in Fine Arts in 1976, and Hunter College, where he received his M.A. in 1978.

         ALAN V. GALLANTAR has been Chief Financial Officer since October 1999 and Treasurer since December 2001. Mr. Gallantar was treasurer and controller from 1998 to 1999 of AMBI, Inc., a nutraceutical company, senior vice president and chief financial officer from 1992 to 1997 of Bradley Pharmaceuticals, Inc., a pharmaceutical manufacturer, and vice president and divisional controller from 1989 to 1991 for PaineWebber Incorporated. Mr. Gallantar also held senior financial officer positions at The Chase Manhattan Bank, N.A. (1985-1989), Philip Morris Incorporated (1983-1985) and Deloitte & Touche. (1979-1983).

         DAVID SELIGMAN, a director since December 2001, is a partner and founder of the Law Office of David Seligman, established in 1995. Since 1997, Mr. Seligman has been a consulting attorney to Gibbons, Del Deo, Dolan, Griffinger and Vecchione, a New Jersey based law firm. Mr. Seligman has over thirty years of legal experience in the pharmaceutical industry, twenty-five of which were spent supervising the activities of law department attorneys and outside counsel. From 1989 to 1995, Mr. Seligman was Associate Vice President and responsible for the general legal activities of various divisions of Hoffmann-La Roche Inc. Mr. Seligman is a member of the New York and New Jersey State Bar Associations, and is a member of the board and Greenbrook Pharmaceuticals, LLC. Mr. Seligman graduated from Columbia University, College of Pharmacy (B.S.) in 1959, Fordham University School of Law (J.D.) in 1962, and New York University School of Law (L.L.M.) in 1966.

         NANCY J. VAN SANT, ESQ., a director since May 2002, has been a director of the Miami, Florida law firm of Sacher, Zelman, Van Sant, Paul, Beiley, Hartman, Terzo & Waldman, P.A. and/or its predecessors since 1992. From 1977 through 1990, Ms. Van Sant was an attorney with the SEC serving as Regional Trial Counsel and Chief of the Branch of Investigations and Enforcement.

         ROY S. WALZER, a director since June 2002, has been the President of the private investment firms Litchfield Partners, Ltd. since 1987 and the Managing Partner of Litchfield Partners I since 1999, which firms invest in pharmaceuticals, biotech and technology companies. Prior to founding Litchfield Partners, Mr. Walzer served as Executive Vice President and General Counsel with Sealy Connecticut from 1976 to 1986.

         SHALOM Z. HIRSCHMAN, M.D. resigned in August 2003 from his position as our President, Chief Executive Officer and Chief Scientific Officer and a director of Advanced Viral, which positions he had held since October 1996, in order to devote his full efforts to his position as our chief scientist with responsibilities assigned by the Board. Dr. Hirschman was Director of the Division of Infectious Diseases and Professor of Medicine at Mount Sinai School of Medicine, New York, New York, from May 1969 until October 1996. Dr. Hirschman has been responsible for bringing our principal product, AVR118, into human clinical trials.

ELECTION OF DIRECTORS AND OFFICERS

         Directors are elected at each annual meeting of stockholders and hold office until the next succeeding annual meeting and the election and qualification of their respective successors. Officers are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors. Advanced Viral's By-Laws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of stockholders and the due election and qualification of his successor.

MEETINGS OF THE BOARD OF DIRECTORS

         During our fiscal year ended December 31, 2003, our Board of Directors held 19 meetings and acted by written consent six times. All members of the Board of Directors attended at least 75% of such meetings. Advanced Viral does not pay cash to directors for their attendance at meetings, but reimburses directors for their out-of-pocket expenses incurred in connection with the performance of their duties.

RESIGNATIONS OF MEMBERS OF THE BOARD OF DIRECTORS

         Richard Kent, M.D. and Shalom Z. Hirschman, M.D. resigned as members of our Board of Directors in February 2003 and August 2003, respectively.

COMMITTEES OF THE BOARD OF DIRECTORS

         Advanced Viral's Board of Directors has an Executive Management Committee, Audit Committee and Compensation Committee. The Board of Directors does not have a standing Nominating Committee.

         EXECUTIVE MANAGEMENT COMMITTEE. The Executive Management Committee has been delegated the authority to oversee the strategic management of Advanced Viral. Eli Wilner, David Seligman, Roy Walzer and Elma Hawkins serve as members of the Executive Management Committee.

         AUDIT COMMITTEE. The Audit Committee is responsible for nominating Advanced Viral's independent accountants for approval by the Board of Directors, reviewing the scope, results and costs of the audit with Advanced Viral's independent accountants, and reviewing the financial statements, audit practices and internal controls of Advanced Viral. The current members of the Audit Committee are David Seligman and Roy A. Walzer. During 2003, the Audit Committee held three meetings. The Board has determined that Mr. Walzer is an "audit committee financial expert" within the meaning of the regulations promulgated by the SEC.. In addition, the Board has determined that Mr. Walzer is "independent."

         COMPENSATION COMMITTEE. The Compensation Committee is responsible for recommending compensation and benefits for the executive officers of Advanced Viral to the Board of Directors. The current members of the Compensation Committee are Eli Wilner, David Seligman, Nancy Van Sant and Roy A. Walzer.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board of Directors currently consists of Eli Wilner, David Seligman, Nancy Van Sant and Roy A. Walzer. During the last fiscal year, no interlocking relationship existed between Advanced Viral's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.

AUDIT COMMITTEE REPORT

         The Audit Committee for the last fiscal year consisted of two non-employee Directors. The Board of Directors has determined that none of the members of the Audit Committee has a relationship to Advanced Viral that may interfere with his independence from Advanced Viral and its management.

         The primary function of the Audit Committee is to assist the Board of Directors in fulfilling its oversight responsibilities by reviewing financial reports and other financial information provided by Advanced Viral to any governmental body or the public, Advanced Viral's systems of internal controls regarding finance, accounting, legal compliance and ethics that management and the Board of Directors have established, and Advanced Viral's auditing, accounting and financial processes generally. The Audit Committee annually recommends to the Board of Directors the appointment of a firm of independent auditors to audit the financial statements of Advanced Viral and meets with such personnel of Advanced Viral to review the scope and the results of the annual audit, the amount of audit fees, Advanced Viral's internal accounting controls, Advanced Viral's financial statements contained in Advanced Viral's Annual Report to Stockholders and other related matters.

         The Audit Committee has reviewed and discussed with management the financial statements for fiscal year 2003 audited by Rachlin Cohen & Holtz LLP, Advanced Viral's independent auditors. The Audit Committee has discussed with Rachlin Cohen & Holtz LLP various matters related to the financial statements, including those matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU Section 380). The Audit Committee has also received the written disclosures and the letter from Rachlin Cohen & Holtz LLP required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees), and has discussed with the firm its independence. Based upon such review and discussions the Audit Committee recommended to the Board of Directors that the audited financial statements be included in Advanced Viral's Annual Report on Form 10-K for the fiscal year ending December, 31, 2003 for filing with the Securities and Exchange Commission.

         The report of the Audit Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the filing specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

CODE OF ETHICS

         The Board of Directors has not yet adopted a Code of Ethics because it has not yet completed its review of a draft, which review is currently in process.


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

                           SUMMARY COMPENSATION TABLE


                                                                                          Long Term
                                                           Annual Compensation          Compensation
                                                       ---------------------------   ---------------------    All Other
                                                                   Other Annual      Securities Underlying  Compensation
 Name and Principal Position     Year     Salary       Bonus      Compensation (2)      Options/SARs(3)          (4)
 ---------------------------     ----     ------       -----      ----------------   ---------------------  ------------
Eli Wilner, Chairman and         2003        --          --            n/a                 19,700,000             n/a
Secretary, May 2002 to           2002       n/a         n/a            n/a                                        n/a
Present, President, Chief        2001       n/a         n/a            n/a                                        n/a
Executive Officer from August
2003 to February 2004

Shalom Z. Hirschman, MD,         2003     361,000        --          $27,843                   --               $15,410
Chief Scientist, August 2003     2002     361,000     $25,000         26,800                   --                17,865
to Present, Chairman December    2001     361,000     $25,000         30,192                   --                 4,540
2001 to May 2002, President,
Chief Executive Officer and
Chief Scientist Officer
from October 1996 to August
2003, and consultant from
May 24, 1995 until
October 1996

Alan V. Gallantar, Chief         2003    $200,000        0            $6,000                   --                  --
Financial Officer since          2002    $223,000     $22,500         $6,000                   --                  --
October 1999; Treasurer since    2001    $225,000     $25,000         $6,000                   --                  --
December 2001

William Bregman, Secretary       2003       n/a         n/a            n/a                    n/a                  n/a
and director from 1985 until     2002       n/a         n/a            n/a                    n/a                  n/a
December 2001, treasurer from    2001     $70,000       ---            ---                    n/a              $150,000 (5)
1985 to 1999

Bernard Friedland, Chairman      2003       n/a         n/a            n/a                    n/a                  n/a
of Advanced Viral and            2002       n/a         n/a            n/a                    n/a                  n/a
President of subsidiary          2001     $70,000       ---            ---                    ---              $150,000 (5)
Advance Viral Research LTD.
From 1985 to December 2001


---------------------------

(1) With respect to Dr. Hirschman, represents portion of bonus paid to Dr. Hirschman pursuant to the terms of his employment agreement in connection with the IND number granted by the FDA. The remaining $50,000 due has been accrued as of December 31, 2003 and was paid in January 2004.
(2) Other Annual Compensation for Dr. Hirschman includes medical insurance premiums paid by Advanced Viral on his behalf, and aggregate incremental cost to Advanced Viral of Dr. Hirschman's automobile lease, gas, oil, repairs and maintenance. Other Annual Compensation for Mr. Gallantar includes an automobile allowance of $500 per month.
(3) Includes (a) options granted in December 2003 to purchase 4,700,000 shares at $0.18 per share for a period of five years; (b) options granted in August 2003 to purchase 10,000,000 shares at $0.052 per share for a period of five years; and (c) options granted in August 2003 to purchase 5,000,000 shares at $0.063 per share for a period of five years. No stock appreciation rights were granted with any options.
(4) Represents the dollar value of insurance premiums paid by or on behalf of Advanced Viral with respect to term life insurance for the benefit of the Named Executive Officers.
(5) Represents payments made to Messrs. Bregman and Friedland pursuant to the terms of the severance agreements discussed below.

     The following table sets forth certain summary information concerning exercised and unexercised options to purchase our common stock as of December 31, 2003 held by the Named Executive Officers. No options were exercised during the year ended December 31, 2003 by the Named Executive Officers.

                         AGGREGATED OPTION EXERCISES IN
                   LAST FISCAL YEAR AND YEAR-END OPTION VALUES


                                                            Number of Securities          Value of Unexercised
                                Shares                     Underlying Unexercised        In-the-money Options At
                             Acquired On     Value       Options At Fiscal Year-end          Fiscal Year-end
Name                         Exercise (#) Realized (1)   Exercisable/unexercisable      Exercisable/unexercisable
----                         ------------ ------------   -------------------------      -------------------------
Eli Wilner                        0           N/A          22,250,000 / 1,600,000        $1,241,950 / $0 (2)(3)

Shalom Z. Hirschman, M.D.         0           N/A              29,100,000 / 0                $0 / $0 (2)(3)



                                                            Number of Securities          Value of Unexercised
                                Shares                     Underlying Unexercised        In-the-money Options At
                             Acquired On     Value       Options At Fiscal Year-end          Fiscal Year-end
Name                         Exercise (#) Realized (1)   Exercisable/unexercisable      Exercisable/unexercisable
----                         ------------ ------------   -------------------------      -------------------------

Alan V. Gallantar                 0           N/A              4,547,880 / 0                 $0 / $0 (2)(4)




--------------------------------

         (1) Based on the difference between the average of the high and low bid prices per share of the common stock as reported by the Bulletin Board on the date of exercise, and the exercise or base price.

         (2) Based on the difference between the average of the closing bid and ask prices per share of the common stock as reported by the Bulletin Board on December 31, 2003, and the exercise or base price of in-the-money stock options.

         (3) As of December 31, 2003, Mr. Wilner held (a) options to purchase 4,700,000 shares at $0.18 per share, of which 1,600,000 are not exercisable; (b) options to purchase 10,000,000 shares at $0.052 per share; (c) options to purchase 5,000,000 shares at $0.063 per share; (d) options to purchase 2,750,000 shares at $0.08 per share; and (e) options to purchase 1,400,000 shares at $0.12 per share.

         (4) As of December 31, 2003, Dr. Hirschman held (a) options to purchase 4,100,000 shares of common stock at $0.18 per share; (b) 4,000,000 shares of common stock at $0.19 per share; (c) 4,000,000 shares of common stock at $0.27 per share; (d) 4,000,000 shares of common stock at $0.36 per share, and (e) 23,000,000 shares of common stock at $0.27, all of which are currently exercisable.

         (5) As of December 31, 2003, Mr. Gallantar held options to purchase 4,547,880 shares of common stock at $0.24255 per share, all of which were exercisable as of such date.


EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

HAWKINS EMPLOYMENT AGREEMENT

         Pursuant to an Employment Agreement dated February 10, 2004, we retained Elma S. Hawkins, Ph.D. as our President and Chief Executive Officer commencing February 18, 2004 until February 2006 unless terminated earlier as provided in the agreement. The initial term may be extended for successive one
(1) year periods unless either party gives the other thirty (30) days prior written notice of its intent not to renew prior to the expiration of the then current term. Dr. Hawkins receives a base salary of $350,000 per year, and is eligible to receive an annual cash bonus of up to 50% of her then base salary based on certain performance objectives in the sole discretion of the Board of Directors. In addition, we paid Dr. Hawkins a signing bonus of $50,000. The agreement also entitles Dr. Hawkins and her dependents to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other executives of Advanced Viral and their families. The agreement further provides that:

         o We shall pay the dues of such professional associations and societies of which Dr. Hawkins is a member in furtherance of her duties.

         o We shall reimburse Dr. Hawkins for reasonable expenses relating to professional licenses, entertainment, travel, and similar items in accordance with the policies, practices and procedures of Advanced Viral.

         o We shall furnish Employee with an automobile and pay all expenses related to such automobile for use in the performance of her duties, or, at our discretion provide, at our expense, car transportation between New York City and our Yonkers, New York headquarters.

         o Dr. Hawkins will be entitled to four (4) weeks paid vacation annually or such other time as authorized by the Board of Directors during which time her compensation shall be paid in full. Vacation Days unused in any calendar year may not be accumulated and carried forward and used in future years.

         Furthermore, if the agreement is terminated by us for cause, or Dr. Hawkins voluntarily resigns, becomes disabled or dies, then Dr. Hawkins or her estate shall be entitled to her base salary earned through the date of termination, accrued vacation, and all applicable reimbursements due. If the agreement is terminated for other reasons by either party, Dr. Hawkins shall be entitled to, in one lump sum payment, that amount which is equivalent to her base salary paid for the fiscal year immediately prior to her termination, and all applicable reimbursements due. Payment of the lump sum severance benefit is conditioned upon the release by Dr. Hawkins of Advanced Viral, to the maximum extent permitted by law, from any and all claims she may have against us that relate to or arise out of her employment or termination of employment.

         Pursuant to the agreement, Dr. Hawkins received an option to purchase 40 million shares of our common stock through February 2009. The option vests in increments of 666,667 on a monthly basis, and is exercisable at four different prices, as follows: (i) $0.12 for the first 8 million option shares; (ii) $0.129 for the next 8 million option shares; (iii) $0.139 for the next 8 million option shares; (iv) $0.149 for the next 8 million option shares, and (v) $0.160 for the last 8 million option shares. If Dr. Hawkins is terminated for cause or if she voluntarily resigns without cause, the option shall expire for all option shares which have as of such date not become exercisable but shall survive with respect to option shares that have become exercisable as of such date, (the "Surviving Options"), provided, however, she shall have 90 days to exercise the Surviving Options. Upon the termination of her employment for reasons other than by for cause; or due to her voluntary unilateral decision to terminate her employment without cause, including her death or disability, the option shall immediately become exercisable for that number of option shares equal to the number of option shares which would have been subject to exercise by Dr. Hawkins during the then current term of the agreement (without giving effect to any extensions thereof).

HIRSCHMAN EMPLOYMENT AGREEMENT

         On August 27, 2003, Shalom Z. Hirschman, M.D. resigned as an officer and director of Advanced Viral upon the terms and conditions of a Third Amended and Restated Employment Agreement dated August 27, 2003. The resignation of Dr. Hirschman was not due to any disagreement with Advanced Viral on any matter relating to Advanced Viral's operations, policies or practices.

         Pursuant to a Third Amended and Restated Employment Agreement dated as of August 26, 2003 between Advanced Viral and Dr. Hirschman, we employ Dr. Hirschman on a full business time basis as our as our chief scientist. Pursuant to the agreement, the term of Dr. Hirschman's employment continues until December 31, 2004 unless sooner terminated pursuant to the agreement. If the agreement is terminated by us for cause, all unvested stock options granted to Dr. Hirschman expire within 90 days of such termination date. If the agreement is terminated by Dr. Hirschman for good reason, we are required to pay to Dr. Hirschman his annual salary and employee benefits through the term of the agreement. Pursuant to the agreement, Dr. Hirschman receives an annual salary of $361,000, payable in equal biweekly installments. The agreement also entitles Dr. Hirschman to a major medical insurance policy, disability policy and dental policy insurance to Dr. Hirschman and his dependents that is reasonably acceptable to the parties, and a term life insurance policy for at least $1 million, with a beneficiary to be designated by Dr. Hirschman. The agreement further provides that we shall:

         o lease or purchase for Dr. Hirschman, at his discretion, an automobile selected and to be used by him, having a list price not in excess of $40,000, and pay for all gas, oil, repairs and maintenance, as well as the lease or purchase payments, as applicable, in connection with the automobile;

         o reimburse Dr. Hirschman for all of his proven expenses incurred in and about the course of his employment that are deductible under the current tax law, including, among other expenses (i) his license fees, membership dues in professional organizations, subscriptions to two professional journals, not to exceed $1,200; (ii) necessary travel, hotel and entertainment expenses incurred in connection with overnight, out-of-town trips that contribute to the benefit of Advanced Viral and as requested by the board of directors, and all other expenses that may be pre-approved by our board of directors; and

         o provide not less than four weeks paid vacation annually and such paid sick or other leave as we provide to all of our employees.

         The agreement also provides for the payment of $50,000 to Dr. Hirschman provided (i) we receive new financing or a capital investment of not less than $1,500,000, and (ii) Dr. Hirschman is terminated other than for cause. This amount was paid to Dr. Hirschman in January 2004. The agreement further contains certain confidentiality and non-compete provisions, ratifies his currently outstanding stock options, and obligates us to use our best efforts to cause shares underlying the options to be registered or to have the registration of such shares to continue to be effective in order that the shares may be resold without a restrictive legend.

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

         In connection with their resignation, we paid $150,000 in one lump sum to each of Messrs. Bregman and Friedland, and $2,500 to Mr. Silver. In addition, the Severance Agreements provided as follows:

         o That Messrs. Bregman and Friedland had the combined right until November 29, 2003 to appoint one additional member to the Board of Directors of Advanced Viral reasonably acceptable to Advanced Viral, so long as both Messrs. Bregman and Friedland own shares of Advanced Viral. The Bregman/Friedland designee, if elected, shall serve on Advanced Viral's Board of Directors until his successor is duly elected and qualified, and may be removed as a member of the Board of Directors of Advanced Viral, with or without cause, by the affirmative vote of the members of Advanced Viral's then Board of Directors at any time following the date which is the earlier to occur of:
                  (i) November 29, 2003 or (ii) the complete divestiture of both Messrs. Bregman's and Friedland's ownership in Advanced Viral.

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

         o With respect to the election of directors and compensation packages for directors of Advanced Viral, each of Messrs. Bregman and Friedland granted Advanced Viral an irrevocable proxy to vote all the shares of its common stock they beneficially own at any annual, special or adjourned meeting of the stockholders of Advanced Viral until the earlier to occur of November 29, 2003 or, as to those shares sold, the date of the sale of such shares by Messrs. Bregman or Friedland, as the case may be, to one or more unrelated third parties in a bona fide sale after Messrs. Bregman or Friedland, as the case may be, shall have first complied with Advanced Viral's right of first refusal described in the Severance Agreements.

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

         In connection with satisfying our financial obligations to our retiring directors under the Severance Agreements, we obtained a loan for $200,000 from our Chief Financial Officer, Alan Gallantar, as evidenced by a Demand Promissory Note dated December 14, 2001 (the "Note"). We were obligated to repay the Note upon our receipt of proceeds upon the consummation of new financing. The Note was repaid in full on December 17, 2001.

ADVANCED VIRAL RESEARCH CORP. CASH OR DEFERRED PLAN AND TRUST (401(K))

         Advanced Viral has adopted a 401(k) plan that allows eligible employees to contribute up to 20% of their salary, subject to annual limits, which were $10,500 in 2001. We match 50% of the first 6% of the employee contributions with our common stock and may from time to time, at our discretion, make additional contributions based upon earnings. In May 2002 we funded our matching contribution of approximately $33,000 for the year ended

December 31, 2001 by purchasing our common stock in open market transactions. At December 31, 2002 we accrued $40,675 to fund the 401k plan representing our match for the plan year 2002. We purchased $40,675 of our common stock in the open market at prevailing market prices to satisfy our 2002 matching contribution obligations. In March 2003, we amended the terms of the 401(k) plan to terminate our obligation to make matching contributions.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information regarding the common shares of Advanced Viral owned as of March 30, 2004: (i) by each person who beneficially owns more than 5% of the common shares, (ii) by each of our directors, (iii) by each of our Named Executive Officers identified in the Summary Compensation Table above and (iv) by all directors and executive officers of Advanced Viral as a group. Except as otherwise indicated, each person listed below has sole voting and investment power with respect to such common shares.


                                                                               PERCENT
NAME OF BENEFICIAL OWNER                           NUMBER OF SHARES     BENEFICIALLY OWNED (1)
------------------------                           ----------------     ----------------------
Elma S. Hawkins (2)                                        2,375,000              *
Eli Wilner (3)                                            25,911,700             4.1%
Alan Gallantar (4)                                         4,547,880              *
David Seligman (5), (6)                                    4,825,000              *
Nancy Van Sant (5)                                         5,250,000              *
Roy Walzer (5)                                             6,653,800             1.1%
Shalom Z. Hirschman, M.D. (7)                             39,100,000             6.1%
William Bregman (8)                                       38,156,988             6.3%
James F. Dicke II (9)                                     50,075,686             8.2%
James F. Dicke III (10)                                   33,756,000             5.6%
Cornell Capital Partners (11)                             37,600,719             6.1%
Lawrence Pomerantz (12)                                   30,524,243             5.0%
                                                          ----------             ----
ALL OFFICERS & DIRECTORS AS A GROUP (6 PERSONS)           49,563,380             7.6%


-------------------------------
*       Less than 1%

(1) The applicable percentage ownership is based on 602,291,677 shares outstanding as of March 30, 2004, together with securities which may be acquired within 60 days from March 30, 2004 pursuant to exercisable or convertible securities or contracts to purchase securities.

(2) Represents shares that may be acquired pursuant to currently exercisable stock options. Dr. Hawkins became the President and Chief Executive Officer of Advanced Viral Research Corp. on February 18, 2004.

(3) Includes (i) 750,000 shares issuable pursuant to currently exercisable outstanding warrants; (ii) 22,252,500 shares that may be acquired pursuant to currently exercisable stock options; (iii) 362,500 shares beneficially owned by his wife Barbara Ann Brennan; (iv) 70,000 shares beneficially owned by his step-daughter Celia Conaway; (v) 16,900 shares beneficially owned by his father, Abraham Wilner, and (vi) 17,000 shares owned by his mother, Zelotta Wilner. Mr. Wilner is the Secretary and Chairman of the Board of Directors of Advanced Viral Research Corp., and was the President and Chief Executive Officer of Advanced Viral Research Corp. from August 2003 until February 18, 2004.

(4) Represents shares that may be acquired pursuant to currently exercisable stock options. Mr. Gallantar is the CFO and Treasurer of Advanced Viral Research Corp.

(5) Represents shares that may be acquired pursuant to currently exercisable stock options. The persons listed are Directors of Advanced Viral Research Corp.

(6) Excludes 3,000,000 shares that may be acquired pursuant to currently exercisable stock options transferred by Mr. Seligman to his children, over which he disclaims beneficial ownership.

(7) Represents 39,100,000 shares that may be acquired pursuant to currently exercisable options to purchase common stock.

(8) Includes 21,758,614 shares held in a trust for which Mr. Bregman is the sole trustee and sole beneficiary; 70,000 shares owned by Carol Bregman, his daughter; 215,000 shares owned by Forest Berlin, his grandson; and 215,000 shares owned by Jessica Berlin, his granddaughter.

(9) Includes (i) 5,625,000 shares issuable pursuant to currently exercisable outstanding warrants; (ii) 700,000 shares that may be acquired pursuant to currently exercisable stock options; (iii) approximately 2,000,000 shares issuable pursuant to convertible debentures; (iv) approximately 15,000,000 shares issuable in May 2004 pursuant to a Securities Purchase Agreement. Excludes an aggregate of 30,000,000 shares issuable in two fundings which are committed to take place in August and November 2004 pursuant to a securities purchase agreement entered in February 2004. Mr. Dicke II disclaims beneficial ownership of stock owned by his son, James F. Dicke III. Mr. Dicke II is a former Director of Advanced Viral Research Corp.

(10) Includes (i) 3,750,000 shares issuable pursuant to currently exercisable outstanding warrants; (ii) approximately 15,000,000 shares issuable in May 2004 pursuant to a Securities Purchase Agreement. Excludes an aggregate of 30,000,000 shares issuable in two fundings which are committed to take place in August and November, 2004 pursuant to a securities purchase agreement entered in February 2004.

(11) Includes 15 million shares issuable pursuant to outstanding warrants with an exercise price of $0.091.

(12)    Includes 1,680,000 shares held in the Lawrence J. Pomerantz Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We have granted stock options to certain of our executive officers, as described under the caption "Executive Compensation." We have entered into severance agreements with certain of our former officers and directors as described under the caption "Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

         In November 2002, we retained Sacher, Zelman, Van Sant, Paul, Beiley, Hartman, Terzo & Waldman, P.A., a law firm of which Ms. Van Sant is a partner, to provide legal services in connection with certain legal proceedings. For the fiscal year ended December 2002 we were billed and paid approximately $69,000. For the fiscal year ended December 31, 2003, we were billed approximately $325,000 and have paid approximately $322,000 to date.

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

         We believe that all of the above transactions were conducted at "arm's length," representing what we believe to be fair market value for those services.

                            DESCRIPTION OF SECURITIES

         Our Certificate of Incorporation authorizes us to issue 1,000,000,000 shares of common stock, par value $0.00001 per share. As of March 30, 2004, there were outstanding 602,291,677 shares of common stock, all of which are fully paid for and non-assessable. The holders of common stock (i) have equal ratable rights to dividends from funds legally available therefore, when, as and if declared by our board of directors; (ii) are entitled to share ratable in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs; (iii) do not have preemptive, subscription, or conversion rights and there are no redemption or sinking fund provisions applicable thereto; and (iv) are entitled to one noncumulative vote per share on all matters which stockholders may vote on at all meetings of stockholders.

                                 TRANSFER AGENT

         The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, located in Brooklyn, New York. The transfer agent's phone number is 718-921-8120.

                    INDEMNIFICATION OF DIRECTORS AND OFFICERS

         As permitted by the Delaware General Corporation Law ("DGCL"), we have included in Article 9 of our Certificate of Incorporation the following with respect to indemnification of directors and officers:

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

         Delaware law also permits a corporation to purchase and maintain insurance on behalf of any person who is or was a director or officer against any liability asserted against him and incurred by him in such capacity or arising out of his status as such, whether or not the corporation has the power to indemnify him against that liability under Section 145 of the DGCL. Our Certificate of Incorporation was amended on December 30, 1987, to limit or eliminate director liability by incorporating new Article 11, which provides:

         "A director of the Corporation shall not be personally liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of laws, (iii) under Section 174 of the DGCL, or (iv) for any transaction from which the director derived an improper personal benefit."

         Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to directors, officers or controlling persons of Advanced Viral pursuant to the foregoing provisions, or otherwise,

Advanced Viral has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Rachlin Cohen & Holtz LLP, independent certified public accountants, are the principal independent accountants of Advanced Viral and its subsidiaries. Advanced Viral's auditors are retained solely to provide audit and audit-related services and advice with respect to tax matters, and have never provided any other type of non-audit services to Advanced Viral or its subsidiaries.

         AUDIT FEES. Rachlin Cohen & Holtz LLP billed Advanced Viral approximately $82,000 $75,000 and $79,000 in 2003, 2002 and 2001, respectively, for the following audit services: (i) audit of the annual consolidated financial statements of Advanced Viral for the fiscal years ended December 31, 2003, 2002 and 2001; (ii) review of the interim financial statements of Advanced Viral included in quarterly reports on Form 10-Q and quarterly reports to shareholders for the periods ended March 31, June 30 and September 30, 2003, 2002 and 2001;
(iii) the provision of consent letters; and (iv) review and advice in respect of accounting matters in connection with registration statement and prospectus filings of Advanced Viral and related public offerings by Advanced Viral of its equity securities.

         AUDIT-RELATED FEES. No audit-related services were provided by Rachlin Cohen & Holtz LLP to Advanced Viral during 2003, 2002 and 2001.

         TAX FEES. Rachlin Cohen & Holtz LLP billed by Advanced Viral approximately $6,000, $6,000 and $5,000 in 2003, 2002 and 2001, respectively, for the following tax services: (i) tax compliance; (ii) tax planning; and (iii) tax advice, including preparation of United States and state related tax filings.

         ALL OTHER FEES. No other services were provided by Rachlin Cohen & Holtz LLP to Advanced Viral during 2003, 2002 and 2001.

         AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES. The Company's Audit Committee has not adopted/enacted pre-approval policies and procedures for audit and non-audit services. The Audit Committee of Advanced Viral continues to monitor legislative and regulatory developments concerning auditor independence and services that may be provided by independent auditors to an audit client, including those developments under the Sarbanes-Oxley Act of 2002 and related rules issued by the SEC.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) FINANCIAL STATEMENTS

         The following consolidated financial statements are included in Part II, Item 8:

        Report of Independent Certified Public Accountants....................................................F-1
        Consolidated Financial Statements Years Ended 2003, 2002 and 2001
                 Balance Sheets, December 31, 2003 and 2002...................................................F-2
        Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001 and
                 from Inception (February 20, 1984) to December 31, 2003......................................F-3
        Statements of Stockholders' Equity from Inception (February 20, 1984) to December 31, 2003............F-4
        Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001 and from
                  Inception (February 20, 1984) to December 31, 2003.........................................F-15
        Notes to Consolidated Financial Statements...........................................................F-16


         (a)(2) FINANCIAL STATEMENT SCHEDULES

         No schedules have been submitted because they are not applicable or the required information is included in the financial statements or notes thereto.

         (a)(3) EXHIBITS

         The Exhibits listed below are filed or incorporated by reference as part of this report.

  Exhibit      Description
  -------      -----------

   3.1         Certificate of Incorporation of Advanced Viral Research Corp.
               ("ADVR"). (2)

   3.2         Bylaws of ADVR, as amended. (1)

   3.3         Amendment to Certificate of Incorporation of ADVR. (2)

   4.1         Specimen Certificate of Common Stock. (1)

   4.2         Specimen Warrant Certificate. (1)

   4.3 Warrant Agreement between ADVR and American Stock Transfer and Trust Company. (1)

   4.4 Forms of Common Stock Options and Agreements granted by ADVR to TRM Management Corp. (5)

   4.5 Form of Common Stock Option and Agreement granted by ADVR to Plata Partners Limited Partnership. (12)

   4.6 Consulting Agreement, dated September 11, 1992, and Form of Common Stock granted by ADVR to Leonard Cohen. (6)

   4.7 Addendum to Agreement granted by ADVR to Shalom Z. Hirschman, MD dated March 24, 1996. (10)

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

   4.24 Form of Warrant dated February 7, 2000 to purchase shares of common stock at $0.21 per share. (17)

   4.25 Form of Warrant dated February 7, 2000 to purchase shares of common stock at $0.26 per share. (17)

   4.26 Form of Warrant dated February 16, 2000 to purchase shares of common stock at $0.275 per share. (17)

   4.27 Form of Warrant dated February 16, 2000 to purchase shares of common stock at $0.33 per share. (17)

   4.28 Form of Class A Warrant dated September 18, 2000 to purchase 5 million shares of common stock. (19)

   4.29 Form of Class B Warrant dated September 18, 2000 to purchase 5 million shares of common stock. (19)

   4.30 Form of Class A Warrant dated February 9, 2001 to purchase 5 million shares of common stock. (21)

   4.31 Form of Class B Warrant dated February 9, 2001 to purchase 5 million shares of common stock. (21)

   4.32 Promissory Note and Guaranty in favor of Alan V. Gallantar dated November 29, 2001 by ADVR. (11)(p)

   4.33 Form of Warrant dated September 9, 2002 between ADVR and various investors. 11(q)

   4.34        5% Convertible Debenture dated April 28, 2003. (27)

   4.35 Warrant dated April 28, 2003 to purchase 15 million shares of common stock at an exercise price of $0.091 per share. (27)

   4.36        5% Convertible Debenture dated July 18, 2003. (28)

   4.37 Warrant dated February 3, 2003 to purchase 7,500,000 shares of common stock at an exercise price of $0.20 per share granted to James F. Dicke II. (11s)

   4.38 Warrant dated February 3, 2003 to purchase 7,500,000 shares of common stock at an exercise price of $0.20 per share granted to James F. Dicke III. (11s)

   4.39 Form of Warrant dated February 9, 2004 to purchase shares of common stock at an exercise price of $0.16 per share granted to certain affiliates of DCT. (28)

   4.40 Stock Option Agreement dated February 10, 2004 to purchase 40 million shares of common stock granted to Elma S. Hawkins. (28)

   10.1 Declaration of Trust by Bernard Friedland and William Bregman in favor of ADVR dated November 16, 1987. (12)

   10.2 Clinical Trials Agreement, dated September 19, 1990, between Clinique Medical Actuel and ADVR. (3)

   10.3        Letter, dated March 15, 1991 to ADVR from Health Protection
               Branch. (3)

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

   10.8 Medical Advisor Agreement, dated as of September 14, 1993, between Lionel Resnick, MD and ADVR. (11)(b)

   10.9 Agreement, dated November 9, 1993, between Dormer Laboratories Inc. and ADVR. (12)

   10.10 Exclusive Distribution Agreement, dated April 25, 1994, between C.U.R.E. Pharmaceutical Corp. and ADVR. (11)(c)

   10.11 Exclusive Distribution Agreement, dated as of June 1, 1994, between C.U.R.E. Pharmaceutica Central Americas Ltd. and ADVR.
               (11)(d)

   10.12 Exclusive Distribution Agreement dated as of June 17, 1994 between DCT S.R.L. and ADVR, as amended. (11)(e)

   10.13 Contract, dated as of October 25, 1994 between Commonwealth Pharmaceuticals of the Channel Islands and ADVR. (11)(f)

   10.14       Agreement dated May 24, 1995 between ADVR and Deborah Silver. (9)

   10.15 Agreement dated May 29, 1995 between ADVR and Shalom Z. Hirschman, MD. (9)

   10.16 Exclusive Distribution Agreement, dated as of June 2, 1995, between AVIX International Pharmaceutical Corp. and ADVR. (12)

   10.17 Supplement to Exclusive Distribution Agreement, dated November 2, 1995 with Commonwealth Pharmaceuticals. (12)

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

   10.19 Modification Agreement, dated December 28, 1995, between AVIX International Pharmaceutical Corp. and ADVR. (11)(g)

   10.20       Agreement dated April 1, 1996, between DCT S.R.L. and ADVR.
               (11)(h)

   10.21 Addendum, dated as of March 24, 1996, to Consulting Agreement between ADVR and Shalom Z. Hirschman, MD. (10)

   10.22 Addendum to Agreement, dated July 11, 1996, between AVIX International Pharmaceutical Corp. and ADVR. (11)(i)

   10.23 Employment Agreement, dated October 17, 1996, between ADVR and Shalom Z. Hirschman, MD. (11)(j)

   10.24 Lease, dated February 7, 1997 between Robert Martin Company, LLC and ADVR. (12)

   10.25 Copy of Purchase and Sale Agreement, dated February 21, 1997 between ADVR and Interfi Capital Group. (11)(k)

   10.26 Material Transfer Agreement-Cooperative Research And Development Agreement, dated March 13, 1997, between National Institute of Health, Food and Drug Administration and the Centers for Disease Control and Prevention. (11)(l)

   10.27 Copy of Purchase and Sale Agreement, dated September 26, 1997 between ADVR and RBB Bank AG. (11)(m)

   10.28 Copy of Extension to Materials Transfer Agreement-Cooperative Research and Development Agreement, dated March 4, 1998, between National Institute of Health, Food and Drug Administration and the Centers for Disease Control and Prevention. (13)

   10.29 Amended and Restated Employment Agreement dated July 8, 1998 between ADVR and Shalom Z. Hirschman, MD. (11)(n)

   10.30       Agreement between ADVR and Angelo Chinnici, MD dated July 1,
               1999. (14)

   10.31 Consulting Agreement between ADVR and GloboMax LLC dated January 18, 1999. (15)

   10.32 Registration Rights Agreement dated August 3, 1999 between ADVR Research and Focus Investors LLC. (15)

   10.33       Employment Agreement dated October 1, 1999 between ADVR and Alan
               V. Gallantar. (15)

   10.34 Registration Rights Agreement dated December 28, 1999 between ADVR and Endeavour Capital Fund, S.A. (16)

   10.35 Consulting Agreement dated February 7, 2000 between ADVR and Harbor View Group, Inc. (17)

   10.36 Securities Purchase Agreement dated February 16, 2000 between ADVR and Harbor View Group, Inc. (17)

   10.37 Letter Agreement dated November 16, 1999 between ADVR and Bratskeir & Company. (18)

   10.38 Amended and Restated Employment Agreement dated May 12, 2000 between ADVR and Shalom Z. Hirschman, MD. (18)

   10.39 Equity Line of Credit Agreement dated as of September 18, 2000 between ADVR and Spinneret Financial Systems, Inc. (19)

   10.40 Registration Rights Agreement dated as of September 18, 2000 between ADVR and Spinneret Financial Systems, Inc. (19)

   10.41 Registration Rights Agreement dated as of September 18, 2000 between ADVR and May Davis Group, Inc. (19)

   10.42 Placement Agent Agreement dated September 18, 2000 between ADVR and May Davis Group, Inc. (19)

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

   10.53 Securities Purchase Agreement dated July 27, 2001 by and between ADVR and various investors. (23)

   10.54 Severance Agreement dated November 29, 2001 by and between ADVR and William Bregman. (11)(p)

   10.55 Severance Agreement dated November 29, 2001 by and between ADVR and Bernard Friedland. (11)(p)

   10.56 Severance Agreement dated November 29, 2001 by and between ADVR and Louis Silver. (11)(p)

   10.57 Settlement Agreement dated March 20, 2002 by and among ADVR, Immune Modulation Maximum Corporation, Commonwealth Pharmaceuticals, Ltd, and Charles E. Miller. (24)

   10.58 Termination Agreement dated May 30, 2002 between ADVR and Harbor View Group, Inc. (25)

   10.59       Securities Purchase Agreement dated May 30, 2002 between ADVR and
               O. Frank Rushing and Justine Simoni, as joint tenants. (25)

   10.60 Securities Purchase Agreement dated July 3, 2002 between ADVR and James F. Dicke III. (25)

   10.61 Securities Purchase Agreement dated July 15, 2002 between ADVR and Peter Lunder. (25)

   10.62 Securities Purchase Agreement dated September 9, 2002 between ADVR and various investors. 11(q)

   10.63 Registration Rights Agreement dated September 9, 2002 between ADVR and various investors. 11(q)

   10.66 Agreement dated May 1, 2002 (effective September 2002) between Advanced Viral Research Corp. and EnviroGene LLC. (26)

   10.64 Agreement dated October 8, 2002 between Advanced Viral Research Corp. and Quintiles Israel Ltd. (26)

   10.65 Securities Purchase Agreement dated as of April 28, 2003 between the Registrant and Cornell Capital Partners, LP. (27)

   10.66 Registration Rights Agreement dated as of April 28, 2003 between the Registrant and Cornell Capital Partners, LP. (27)

   10.67 Equity Line of Credit Agreement dated as of April 28, 2003 between the Registrant and Cornell Capital Partners, LP. (27)

   10.68 Registration Rights Agreement dated as of April 28, 2003 between the Registrant and Cornell Capital Partners, LP. (27)

   10.69 Consulting Agreement dated April 22, 2003 between Registrant and Robert Nowinski, Ph.D. (28)

   10.70 Securities Purchase Agreement dated as of July 18, 2003 between the Registrant and Cornell Capital Partners, LP. (28)

   10.71 Investor Registration Rights Agreement dated as of July 18, 2003 between the Registrant and Cornell Capital Partners, LP. (28)

   10.72 Escrow Agreement dated July 18, 2003, between Registrant and Butler Gonzalez, LLP. (28)

   10.73 Security agreement dated July 18, 2003 between Registrant and Cornell Capital Partners, L.P. (28)

   10.74 Placement Agent Agreement dated April 28, 2003, between Registrant and Katalyst Securities LLC. (28)

   10.75 Third Amended and Restated Employment Agreement dated August 27, 2003 between Registrant And Shalom Z. Hirschman, M.D. (11r)

   10.76 First Supplementary Agreement dated July 8, 2002 by and between Registrant and Yeda Research And Development Company Limited.
               (28)

   10.77 Agreement dated November 19, 2002 by and between Registrant and Kaplan Medical Center. (28)

   10.78 Securities Purchase Agreement dated as of February 3, 2003 between the Registrant, James F. Dicke II and James F. Dicke III.
               (11s)

   10.79 Registration Rights Agreement dated as of February 3, 2003 between the Registrant, James F. Dicke II and James F. Dicke III.
               (11s)

   10.80 Termination and Release Agreement dated as of February 9, 2004 between the Registrant, DCT and certain affiliates of DCT. (28)

   10.81 Employment Agreement dated as of February 10, 2004 between the Registrant and Elma S. Hawkins. (28)

   21 Subsidiaries of Registrant: Advance Viral Research Ltd., a Bahamian corporation.

   31.1        Section 302 Certification of the Chief Executive Officer.*

   31.2        Section 302 Certification of the Chief Financial Officer.*

   32.1        Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

   32.2        Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

-----------------

*      Filed herewith.
**     Furnished herewith.

----------------------------------

  Footnotes to Index to Exhibits

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

   11(a)       A report on Form 8-K dated January 3, 1992.

   11(b)       A report on Form 8-K dated September 14, 1993.

   11(c)       A report on Form 8-K dated April 25, 1994.

   11(d)       A report on Form 8-K dated June 3, 1994.

   11(e)       A report on Form 8-K dated June 17, 1994.

   11(f)       A report on Form 8-K dated October 25, 1994.

   11(g)       A report on Form 8-K dated December 28, 1995.

   11(h)       A report on Form 8-K dated April 22, 1996.

   11(i)       A report on Form 8-K dated July 12, 1996.

   11(j)       A report on Form 8-K dated October 17, 1996.

   11(k)       A report on Form 8-K dated February 21, 1997.

   11(l)       A report on Form 8-K dated March 25, 1997.

   11(m)       A report on Form 8-K dated September 26, 1997.

   11(n)       A report on Form 8-K dated July 21, 1998.

   11(o)       A report on Form 8-K dated November 24, 1998.

   11(p)       A report on Form 8-K dated December 3, 2001.

   11(q)       A report on Form 8-K dated September 10, 2002.

   11(r)       A report on Form 8-K dated August 27, 2003.

   11(s)       A report on Form 8-K dated February 4, 2004.

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

   27. Document incorporated by reference herein to certain exhibits to our quarterly report for the period ended March 31, 2003.

   28. Documents incorporated by reference herein to certain exhibits to our Registration Statement on Form S-1, File No. 333-107178, filed with the Securities and Exchange Commission on July 18, 2003 and amended pursuant to Amendment No. 1 to Form S-1 filed with the Commission on September 19, 2003, Amendment No. 2 to Form S-1 filed with the Commission on November 18, 2003, Amendment No. 3 to Form S-1 filed with the Commission on December 19, 2003 and declared effective by the Commission on December 23, 2003.

   29. Documents incorporated by reference herein to certain exhibits to our Registration Statement on Form S-1, File No. 333-112296, filed with the Securities and Exchange Commission on January 29, 2004, as amended pursuant to Amendment No. 1 to Form S-1 filed with the Commission on February 12, 2004, and declared effective by the Commission on February 17, 2004.


(b) REPORTS ON FORM 8-K DURING AND AFTER THE FISCAL QUARTER ENDED DECEMBER 31, 2003:

                  We did not file any reports on Form 8-K during the fourth quarter ended December 31, 2003. However, we filed a Current Report on Form 8-K dated February 3, 2004 with respect to Item 5.


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

         No annual report or proxy material has been sent to security holders of Advanced Viral.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 30, 2004                   ADVANCED VIRAL RESEARCH CORP.
                                       (REGISTRANT)

                                       By: /s/ ELMA S. HAWKINS, PHD
                                           -------------------------------------
                                           Elma S. Hawkins, PhD
                                           President, Chief Executive Officer
                                           and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Date: March 30, 2004                   By: /s/ ALAN V. GALLANTAR
                                            ------------------------------------
                                            Alan V. Gallantar,
                                            Principal Financial and Accounting
                                            Officer


 Date: March 30, 2004                   By: /s/ ELI WILNER
                                            ------------------------------------
                                            Eli Wilner
                                            Chairman of the Board and Secretary


Date: March 30, 2004                    By: /s/ DAVID SELIGMAN
                                            ------------------------------------
                                            David Seligman, Director

Date: March 30, 2004                    By: /s/ NANCY VAN SANT
                                            ------------------------------------
                                            Nancy Van Sant, Director


Date: March 30, 2004                    By: /s/ ROY WALZER
                                            ------------------------------------
                                            Roy Walzer, Director

                                  EXHIBIT INDEX

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders and Directors
Advanced Viral Research Corp.
  (A Development Stage Company)
Yonkers, New York

We have audited the accompanying consolidated balance sheets of Advanced Viral Research Corp. (A Development Stage Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2003 and for the period from inception (February 20, 1984) to December 31, 2003. These consolidated financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Viral Research Corp. (A Development Stage Company) as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2003 and for the period from inception (February 20, 1984) to December 31, 2003 in conformity with accounting principles generally accepted in the United States.

As more fully described in Note 2, the Company is subject to certain liquidity considerations. The Company's plans with respect to this matter are also described in Note 2.

As discussed in Note 3 to the Company's financial statements, errors in the valuation of certain options and warrants which resulted in an overstatement of previously reported expenses for the years ended December 31, 2002 and 2001 were discovered by the Company's management. Accordingly, the financial statements for the years ended December 31, 2002 and 2001 have been restated to correctly reflect the valuations of such options and warrants.

                            RACHLIN COHEN & HOLTZ LLP

Miami, Florida
March 1, 2004

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002



                                                                         2003                  2002
                                                                     ------------           ------------
                                                                                             (Restated)
                                 ASSETS
Current Assets:
   Cash and cash equivalents                                         $    270,936           $  1,475,755
   Prepaid insurance                                                       71,312                 86,368
   Assets held for sale                                                   147,531                172,601
   Other current assets                                                     4,108                 35,527
                                                                     ------------           ------------
         Total current assets                                             493,887              1,770,251

Property and Equipment, Net                                             1,322,253              2,244,118

Other Assets                                                            1,172,778                931,660
                                                                     ------------           ------------
         Total assets                                                $  2,988,918           $  4,946,029
                                                                     ============           ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                  $    792,398           $    417,061
   Accrued liabilities                                                    120,487                137,646
   Current portion of capital lease obligation                                 --                104,719
   Current portion of note payable                                         15,572                 25,165
                                                                     ------------           ------------
         Total current liabilities                                        928,457                684,591
                                                                     ------------           ------------

Long-Term Debt:
   Convertible debenture, net                                           1,427,946              1,610,499
   Capital lease obligation                                                    --                  5,834
   Note payable                                                                --                  4,879
                                                                     ------------           ------------
        Total long-term debt                                            1,427,946              1,621,212
                                                                     ------------           ------------

Common Stock Subscribed but not Issued                                    280,000                883,900
                                                                     ------------           ------------

Commitments, Contingencies and Subsequent Events                               --                     --
                                                                     ------------           ------------

Stockholders' Equity:
   Common stock; 1,000,000,000 shares of $.00001 par value
      authorized, 544,591,722 and 455,523,990 shares issued
       and outstanding                                                      5,446                  4,555
   Additional paid-in capital                                          57,262,111             51,141,177
   Deficit accumulated during the development stage                   (56,915,042)           (49,098,231)
   Discount on warrants                                                        --               (291,175)
                                                                     ------------           ------------
         Total stockholders' equity                                       352,515              1,756,326
                                                                     ------------           ------------
         Total liabilities and stockholders' equity                  $  2,988,918           $  4,946,029
                                                                     ============           ============


                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                                  Inception
                                                                                                                 (February 20,
                                                               Year Ended December 31,                             1984) to
                                               ---------------------------------------------------------          December 31,
                                                    2003                  2002                 2001                  2003
                                               -------------         -------------         -------------         -------------
                                                                          (Restated)         (Restated)
Revenues
                                               $          --         $          --         $      17,601         $     231,892
                                               -------------         -------------         -------------         -------------
Costs and Expenses:
   Research and development                        1,350,318             4,439,592             5,150,869            19,665,734
   General and administrative                      3,221,433             2,654,296             4,063,022            20,815,910
   Compensation and other expense for                     --
      options and warrants                           605,788               883,762             1,048,108             4,929,024
   Depreciation                                      922,024               977,746               511,216             2,795,149
                                               -------------         -------------         -------------         -------------
                                                   6,099,563             8,955,396            10,773,215            48,205,817
                                               -------------         -------------         -------------         -------------

Loss from Operations                              (6,099,563)           (8,955,396)          (10,755,614)          (47,973,925)
                                               -------------         -------------         -------------         -------------

Other Income (Expense):
   Interest income                                    12,785                27,659               113,812               914,220
   Other income                                           --                    --                    --               120,093
   Interest expense                               (1,697,325)             (192,174)              116,849            (8,063,029)
   Severance expense - former directors                   --                    --              (302,500)             (302,500)
                                               -------------         -------------         -------------         -------------
                                                  (1,684,540)             (164,515)              (71,839)           (7,331,216)
                                               -------------         -------------         -------------         -------------

Loss from Continuing Operations                   (7,784,103)           (9,119,911)          (10,827,453)          (55,305,141)
Loss from Discontinued Operations                    (32,708)             (201,154)             (259,114)           (1,609,901)
                                               -------------         -------------         -------------         -------------

Net Loss                                       $  (7,816,811)        $  (9,321,065)        $ (11,086,567)        $ (56,915,042)
                                               =============         =============         =============         =============

Net Loss Per Common Share
   Basic and Diluted:
      Continuing operations                    $       (0.02)        $       (0.02)        $       (0.03)
      Discontinued operations                          (0.00)                (0.00)                (0.00)
                                               -------------         -------------         -------------
      Net loss                                 $       (0.02)        $       (0.02)        $       (0.03)
                                               =============         =============         =============

Weighted Average Number of
   Common Shares Outstanding                      495,008,372           439,009,322           389,435,324
                                                =============         =============         =============



                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2003


                                                                   Common Stock                                 Deficit
                                                           --------------------------------                   Accumulated
                                                           Amount                              Additional     during the
                                                            Per                                 Paid-In       Development
                                                           Share       Shares        Amount     Capital         Stage
                                                           -----     -----------    --------    --------      -----------
Balance, inception (February 20, 1984)
  as previously reported                                                     --     $ 1,000     $    --        $   (1,000)

Adjustment for pooling of interests                                          --      (1,000)      1,000                --
                                                                     -----------    --------    --------       ----------

Balance, inception, as restated                                               --         --        1,000          (1,000)

Net loss, period ended December 31, 1984                                      --         --           --         (17,809)
                                                                     -----------    --------    --------       ----------

Balance, December 31, 1984                                                    --         --        1,000         (18,809)

Issuance of common stock for cash                          $0.00     113,846,154      1,138          170              --
Net loss, year ended December 31, 1985                                        -          --           --         (25,459)
                                                                     -----------    --------    --------       ----------

Balance, December 31, 1985                                           113,846,154      1,138        1,170         (44,268)

Issuance of common stock - public offering                  0.01      40,000,000        400      399,600              --
Issuance of underwriter's warrants                                            --         --          100              --
Expenses of public offering                                                   --         --     (117,923)             --
Issuance of common stock, exercise of "A" warrants          0.03         819,860          9       24,587              --
Net loss, year ended December 31, 1986                                        -          --           -         (159,674)
                                                                     -----------    --------    --------       ----------

Balance, December 31, 1986                                          154,666,014     $ 1,547     $307,534       $ (203,942)
                                                                     -----------    --------    --------       ----------




                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2003


                                                                   Common Stock                                 Deficit
                                                           --------------------------------                   Accumulated
                                                           Amount                              Additional     during the
                                                            Per                                 Paid-In       Development
                                                           Share       Shares        Amount     Capital         Stage
                                                           -----     -----------    --------    --------      -----------
Balance, December 31, 1986                                           154,666,014   $ 1,547      $ 307,534       $ (203,942)

Issuance of common stock, exercise of "A" warrants        $0.03       38,622,618       386      1,158,321               --
Expenses of stock issuance                                   --               --        --        (11,357)              --
Acquisition of subsidiary for cash                           --               --        --        (46,000)              --
Cancellation of debt due to stockholders                     --               --        --         86,565               --
Net loss, year ended December 31, 1987                       --               --        --             --         (258,663)
                                                                    ------------  --------   ------------     -------------

Balance, December 31, 1987                                           193,288,632     1,933      1,495,063         (462,605)

Net loss, year ended December 31, 1988                                        --        --             --         (199,690)
                                                                    ------------  --------   ------------     -------------

Balance, December 31, 1988                                           193,288,632     1,933      1,495,063         (662,295)

Net loss, year ended December 31, 1989                                        --        --             --         (270,753)
                                                                    ------------  --------   ------------     -------------

Balance, December 31, 1989                                           193,288,632     1,933      1,495,063         (933,048)

Issuance of common stock, expiration of redemption         0.05        6,729,850        67        336,475               --
   offer on "B" warrants
Issuance of common stock, exercise of "B" warrants         0.05          268,500         3         13,422               --
Issuance of common stock, exercise of "C" warrants         0.08           12,900        --          1,032               --
Net loss, year ended December 31, 1990                                        --        --             --         (267,867)
                                                                    ------------  --------   ------------     -------------

Balance, December 31, 1990                                          200,299,882   $ 2,003    $ 1,845,992      $ (1,200,915)
                                                                    ------------  --------   ------------     -------------





                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2003




                                                                   Common Stock                                  Deficit
                                                           --------------------------------                     Accumulated
                                                           Amount                              Additional       during the
                                                            Per                                 Paid-In         Development
                                                           Share       Shares        Amount     Capital            Stage
                                                           -----     -----------    --------    --------       -------------
Balance, December 31, 1990                                             200,299,882   $ 2,003    $ 1,845,992     $ (1,200,915)

Issuance of common stock, exercise of "B" warrants         $0.05            11,400        --            420               --
Issuance of common stock, exercise of "C" warrants          0.08             2,500        --            200               --
Issuance of common stock, exercise of underwriter
  warrants                                                  0.12         3,760,000        38         45,083               --
Net loss, year ended December 31, 1991                        --                --        --             --         (249,871)
                                                                      ------------  --------   ------------     -------------

Balance, December 31, 1991                                             204,073,782     2,041      1,891,695       (1,450,786)

Issuance of common stock, for testing                       0.04        10,000,000       100        404,900               --
Issuance of common stock, for consulting services           0.06           500,000         5         27,495               --
Issuance of common stock, exercise of "B" warrants          0.05         7,458,989        75        372,875               --
Issuance of common stock, exercise of "C" warrants          0.08         5,244,220        52        419,487               --
Expenses of stock issuance                                    --                --        --         (7,792)              --
Net loss, year ended December 31, 1992                        --                --        --             -          (839,981)
                                                                      ------------  --------   ------------     -------------

Balance, December 31, 1992                                             227,276,991     2,273      3,108,660       (2,290,767)

Issuance of common stock, for consulting services           0.06           500,000         5         27,495               --
Issuance of common stock, for consulting services           0.03         3,500,000        35        104,965               --
Issuance of common stock, for testing                       0.04         5,000,000        50        174,950               --
Net loss, year ended December 31, 1993                        --                --        --             --         (563,309)
                                                                      ------------  --------   ------------     -------------

Balance, December 31, 1993                                            236,276,991   $ 2,363    $ 3,416,070      $ (2,854,076)
                                                                      ------------  --------   ------------     -------------




                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2003



                                                  Common Stock                                           Deficit
                                         -------------------------------                               Accumulated
                                         Amount                              Additional                During the        Deferred
                                          Per                                 Paid-in    Subscription  Development     Compensation
                                         Share       Shares       Amount      Capital      Receivable     Stage            Cost
                                        -------    -----------    -------    ----------- ------------  ------------    ------------
Balance, December 31, 1993                         236,276,991    $ 2,363    $ 3,416,070     $ --      $ (2,854,076)      $ --

Issuance of common stock, for
  consulting services                    $0.05       4,750,000         47        237,453       --                --         --
Issuance of common stock,
  exercise of options                     0.08         400,000          4         31,996       --                --         --
Issuance of common stock,
  exercise of options                     0.10         190,000          2         18,998       --                --         --
Net loss, year ended
  December 31, 1994                         --              --         --             --       --         (440,837)         --
                                                   -----------    -------    -----------     ----    -------------       -----

Balance, December 31, 1994                         241,616,991      2,416      3,704,517       --       (3,294,913)         --
                                                   -----------    -------    -----------     ----    -------------       -----
Issuance of common stock,
  exercise of options                     0.05       3,333,333         33        166,633       --               --          --
Issuance of common stock,
  exercise of options                     0.08       2,092,850         21        167,407       --               --          --
Issuance of common stock,
  exercise of options                     0.10       2,688,600         27        268,833       --               --          --
Issuance of common stock,
  for consulting services                 0.11       1,150,000         12        126,488       --               --          --
Issuance of common stock,
  for consulting services                 0.14         300,000          3         41,997       --               --          --
Net loss, year ended
  December 31, 1995                         --              --         --            --        --         (401,884)         --
                                                   -----------    -------    -----------     ----    -------------     -------

Balance, December 31, 1995                         251,181,774    $ 2,512    $ 4,475,875     $ --    $ (3,696,797)     $   --
                                                   -----------    -------    -----------     ----    -------------     -------




                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2003




                                         Common Stock                                                Deficit
                                -------------------------------                                    Accumulated
                                Amount                               Additional                     During the        Deferred
                                 Per                                  Paid-in         Subscription  Development     Compensation
                                Share        Shares        Amount      Capital         Receivable     Stage            Cost
                                ------     -----------    -------    -----------      ------------  ------------    ------------
Balance, December 31, 1995                 251,181,774   $ 2,512     $ 4,475,875       $     --    $ (3,696,797)      $       --

Issuance of common stock,
  exercise of options           $0.05        3,333,334        33         166,634             --              --               --
Issuance of common stock,
  exercise of options            0.08        1,158,850        12          92,696             --              --               --
Issuance of common stock,
  exercise of options            0.10        7,163,600        72         716,288             --              --               --
Issuance of common stock,
  exercise of options            0.11          170,000         2          18,698             --              --               --
Issuance of common stock,
  exercise of options            0.12        1,300,000        13         155,987             --              --               --
Issuance of common stock,
  exercise of options            0.18        1,400,000        14         251,986             --              --               --
Issuance of common stock,
  exercise of options            0.19          500,000         5          94,995             --              --               --
Issuance of common stock,
  exercise of options            0.20          473,500         5          94,695             --              --               --
Issuance of common stock,
  for services rendered          0.50          350,000         3         174,997             --              --               --
Options granted                    --               --        --         760,500             --              --         (473,159)
Subscription receivable            --               --        --              --        (19,000)             --               --
Net loss, year ended
  December 31, 1996                --               --        --              --             --      (1,154,740)              --
                                          -----------   -------     -----------       ---------    ------------       ----------
Balance, December 31, 1996                267,031,058   $ 2,671     $ 7,003,351       $ (19,000)   $ (4,851,537)      $ (473,159)
                                          -----------   -------     -----------       ---------    ------------       ----------


                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2003



                                           Common Stock                                                 Deficit
                                ---------------------------------                                     Accumulated
                                Amount                                   Additional                    During the        Deferred
                                 Per                                      Paid-in     Subscription    Development      Compensation
                                Share         Shares       Amount         Capital      Receivable        Stage            Cost
                                ------      -----------    -------      -----------   ------------    ------------     ------------
Balance, December 31, 1996                  267,031,058    $ 2,671      $7,003,351     $ (19,000)     $ (4,851,537)     $ (473,159)

Issuance of common stock,
  exercise of options          $ 0.08         3,333,333         33         247,633            --                --             --
Issuance of common stock,
  conversion of debt             0.20         1,648,352         16         329,984            --                --             --
Issuance of common stock,
  conversion of debt             0.15           894,526          9         133,991            --                --             --
Issuance of common stock,
  conversion of debt             0.12         2,323,580         23         269,977            --                --             --
Issuance of common stock,
  conversion of debt             0.15         1,809,524         18         265,982            --                --             --
Issuance of common stock,
  conversion of debt             0.16           772,201          8         119,992            --                --             --
Issuance of common stock,
  for services rendered          0.41            50,000         --          20,500            --                --             --
Issuance of common stock,
  for services rendered          0.24           100,000          1          23,999            --                --             --
Beneficial conversion feature,
  February debenture               --                --         --         413,793            --                --             --
Beneficial conversion feature,
  October debenture                --                --         --       1,350,000            --                --             --
Warrant costs, February
  debenture                        --                --         --          37,242            --                --             --
Warrant costs, October
  debenture                        --                --         --         291,555            --                --             --
Amortization of deferred
 compensation cost                 --                --         --              --            --                --        399,322
Imputed interest on
 convertible debenture             --                --         --           4,768            --                --             --
Net loss, year ended
 December 31, 1997                 --                --         --              --            --        (4,141,729)            --
                                            -----------    -------    ------------     ---------      ------------      ----------

Balance, December 31, 1997                  277,962,574    $ 2,779    $ 10,512,767     $ (19,000)     $ (8,993,266)     $  (73,837)
                                            ------------   --------   ------------     ---------      ------------      ----------


                See notes to consolidated financial statements.

                           ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2003




                                           Common Stock                                                 Deficit
                                ---------------------------------                                     Accumulated
                                Amount                                  Additional                    During the        Deferred
                                 Per                                     Paid-in       Subscription   Development     Compensation
                                Share         Shares        Amount        Capital        Receivable      Stage            Cost
                                ------     ------------     -------     ----------     ------------    ------------    ------------
Balance, December 31, 1997                 277,962,574      $ 2,779     $ 10,512,767    $ (19,000)      $(8,993,266)     $ (73,837)

Issuance of common stock,
  exercise of options          $ 0.12          295,000            3           35,397           --                --             --
Issuance of common stock,
  exercise of options            0.14          500,000            5           69,995           --                --             --
Issuance of common stock,
  exercise of options            0.16          450,000            5           71,995           --                --             --
Issuance of common stock,
  exercise of options            0.20           10,000           --            2,000           --                --             --
Issuance of common stock,
  exercise of options            0.26          300,000            3           77,997           --                --             --
Issuance of common stock,
  conversion of debt             0.13        1,017,011           10          132,990           --                --             --
Issuance of common stock,
  conversion of debt             0.14        2,512,887           25          341,225           --                --             --
Issuance of common stock,
  conversion of debt             0.15        5,114,218           51          749,949           --                --             --
Issuance of common stock,
  conversion of debt             0.18        1,491,485           15          274,985           --                --             --
Issuance of common stock,
  conversion of debt             0.19        3,299,979           33          619,967           --                --             --
Issuance of common stock,
  conversion of debt             0.22        1,498,884           15          335,735           --                --             --
Issuance of common stock,
  conversion of debt             0.23        1,870,869           19          424,981           --                --             --
Issuance of common stock,
  for services rendered          0.21          100,000            1           20,999           --                --             --
Beneficial conversion
  feature, November debenture      --               --           --          625,000           --                --             --
Warrant costs,
 November debenture                --               --           --           48,094           --                --             --
Amortization of deferred
  compensation cost                --               --           --               --           --                --         59,068
Write off of subscription
  receivable                       --               --           --          (19,000)      19,000                --             --
Net loss, year ended
  December 31, 1998                --               --           --               --           --        (4,557,710)            --
                                           -----------      -------     ------------      -------       ------------     ---------

Balance, December 31, 1998         --      296,422,907      $ 2,964     $ 14,325,076      $    --       $(13,550,976)    $ (14,769)
                                           -----------      -------     ------------      -------       ------------     ---------




                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2003



                                           Common Stock                                 Deficit
                                ---------------------------------                     Accumulated
                                Amount                                Additional      During the       Deferred           Discount
                                 Per                                   Paid-in        Development     Compensation          on
                                Share       Shares       Amount        Capital           Stage            Cost            Warrants
                                ------   ------------   ---------    ------------     ------------    ------------       ----------
Balance, December 31, 1998                296,422,907   $  2,964     $ 14,325,076     $ (13,550,976)       $(14,769)     $   --

Issuance of common stock,
  securities purchase
  agreement                     $ 0.16      4,917,276         49          802,451                 --             --          --
Issuance of common stock,
  securities purchase
  agreement                       0.27      1,851,852         18          499,982                 --             --          --
Issuance of common stock,
  for services rendered           0.22        100,000          1           21,999                 --             --          --
Issuance of common stock,
  for services rendered           0.25        180,000          2           44,998                 --             --          --
Beneficial conversion
  feature, August
  debenture                         --             --         --          950,036                 --             --          --
Beneficial conversion
  feature, December
  debenture                         --             --         --          361,410                 --             --          --
Amortization of warrant
  costs, convertible
  debentures                        --             --         --              300                 --             --        (300)
Warrant costs, related
  to convertible
  debentures                        --             --         --               --                 --             --       2,455
Warrant costs, August
  debenture                         --             --         --           49,964                 --             --          --
Warrant costs, December
  debenture                         --             --         --            4,267                 --             --          --
Amortization of warrant
  costs, securities
  purchase agreement                --             --         --               --                 --             --          --
Amortization of
  deferred compensation
  cost                              --             --         --          (14,769)                --         14,769          --
Credit arising from
  modification of
  option terms                      --             --         --          210,144                 --             --          --
Net loss, year ended
  December 31, 1999                 --             --         --               --        (6,323,431)             --          --
                                          -----------   --------      -----------     -------------        --------      -------

Balance, December 31, 1999
  (Restated)                              303,472,035   $  3,034      $ 17,255,858    $ (19,874,407)       $     --      $ 2,155
                                          -----------   --------      ------------    -------------        --------      -------



                See notes to consolidated financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2003


                                                      Common Stock                                         Deficit
                                           --------------------------------------                        Accumulated
                                           Amount                                       Additional       During the      Discount
                                             Per                                          Paid-in        Development         On
                                            Share        Shares            Amount         Capital           Stage         Warrants
                                          --------     -----------        ------        ------------     ------------      -------
Balance, December 31, 1999 (Restated)                 303,472,035        $3,034        $ 17,255,858     $(19,874,407)     $ 2,155

Issuance of common stock,
  exercise of options                     $ 0.1400        600,000             6              83,994               --           --
Issuance of common stock,
  exercise of options                       0.1500      1,600,000            16             239,984               --           --
Issuance of common stock,
  exercise of options                       0.1600        650,000             7             103,994               --           --
Issuance of common stock,
  exercise of options                       0.1700        100,000             1              16,999               --           --
Issuance of common stock,
  exercise of options                       0.2100        792,500             8             166,417               --           --
Issuance of common stock,
  exercise of options                       0.2500      1,000,000            10             246,090               --           --
Issuance of common stock,
  exercise of options                       0.2700        281,000             3              75,867               --           --
Issuance of common stock,
  exercise of options                       0.3600        135,000             1              48,599               --           --
Issuance of common stock,
  exercise of warrants                      0.2040        220,589             2              44,998               --           --
Issuance of common stock,
  exercise of warrants                      0.2448        220,589             2              53,998               --           --
Issuance of common stock,
  exercise of warrants                      0.2750         90,909             1              24,999               --           --
Issuance of common stock,
  exercise of warrants                      0.3300         90,909             1              29,999               --           --
Issuance of common stock,
  conversion of debt                        0.1400     35,072,571           351           4,907,146               --           --
Issuance of common stock,
  conversion of debt                        0.1900      1,431,785            14             275,535               --           --
Issuance of common stock,
  conversion of debt                        0.2000      1,887,500            19             377,481               --           --
Issuance of common stock,
  conversion of debt                        0.3600         43,960            --              15,667               --           --
Issuance of common stock,
  cashless exercise of warrants                 --        563,597             6             326,153               --           --
Issuance of common stock,
  services rendered                         0.4650        100,000             1              46,499               --           --
Private placement of common stock           0.2200     13,636,357           136           2,999,864               --           --
Private placement of common stock           0.3024      4,960,317            50           1,499,950               --           --
Private placement of common stock           0.4000     13,265,000           133           5,305,867               --           --
Cashless exercise of warrants                   --             --            --            (326,159)              --           --
Beneficial conversion feature,
  January Debenture                             --             --            --             395,236               --           --
Warrant costs, consulting agreement             --             --            --             200,249               --           --
Warrant costs, January Debenture                --             --            --              13,418               --           --
Warrant costs, related to
  convertible debentures                        --             --            --                  --               --       (2,454)
Recovery of subscription receivable
  previously written off                        --             --            --              19,000               --           --
Credit arising from modification
  of option terms                               --             --            --           1,901,927               --           --
Net loss, year ended
  December 31, 2000                             --             --            --                  --       (8,816,192)          --
                                                       -----------        ------        ------------    ------------       -------

Balance, December 31, 2000
  (Restated)                                           380,214,618        $3,802        $ 36,349,629    $(28,690,599)      $  (299)
                                                       -----------        ------        ------------    -------------      -------




           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2003



                                                      Common Stock                                         Deficit
                                           --------------------------------------                        Accumulated
                                           Amount                                       Additional       During the      Discount
                                             Per                                          Paid-in        Development         On
                                            Share        Shares            Amount         Capital           Stage         Warrants
                                          --------     -----------        ------        ------------     ------------      -------
Balance, December 31, 2000 (Restated)                   380,214,618   $ 3,802     $ 36,349,629     $ (28,690,599)         $ (299)

Issuance of common stock,
  exercise of options                     $ 0.2700           40,000         1           10,799                --              --
Issuance of common stock,
  exercise of options                       0.3600           20,000         1            7,199                --              --
Issuance of common stock,
  cashless exercise of warrants                 --           76,411         1           77,491                --              --
Issuance of common stock,
  for services rendered                     0.3500          100,000         1           34,999                --              --
Sale of common stock, for cash              0.1500        6,666,667        66          999,933                --              --
Sale of common stock, for cash              0.3000        2,000,000        20          599,980                --              --
Sale of common stock, for cash              0.3200        3,125,000        31          999,969                --              --
Sale of common stock, for cash              0.4000        1,387,500        14          554,986                --              --
Sale of common stock, for cash              0.2700        9,666,667        96        2,609,904                --              --
Warrant costs, private equity
  line of credit                                --               --        --        1,019,153                        (1,019,043)
Amortization of warrant costs,
  equity line of credit                         --               --        --               --                --         356,594
Cashless exercise of warrants                   --               --        --          (77,491)               --              --
Credit arising from modification
  of option terms                               --               --        --          691,404                --              --
Net loss, year ended
  December 31, 2001                             --               --        --               --       (11,086,567)             --
                                                        -----------   -------     ------------     -------------      ----------
Balance, December 31, 2001 (Restated)                   403,296,863   $ 4,033     $ 43,877,955     $ (39,777,166)     $ (662,748)
                                                        ===========   =======     ============     =============      ==========





           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2003


                                                      Common Stock                                   Deficit
                                           -----------------------------------                     Accumulated
                                           Amount                                 Additional        During the        Discount
                                             Per                                    Paid-in         Development          On
                                            Share        Shares        Amount       Capital           Stage            Warrants
                                          --------     -----------    --------    ------------     ------------       ----------
Balance, December 31, 2001 (Restated)                  403,296,863    $ 4,033     $ 43,877,955     $ (39,777,166)     $ (662,748)

Sale of common stock, for cash            $ 0.1109      17,486,491        175        1,938,813                --              --
Sale of common stock, for cash              0.1400      22,532,001        225        2,840,575                --              --
Sale of common stock, for cash              0.1500       9,999,999        100        1,499,900                --              --
Issuance of common stock,
  conversion of debt                        0.1100         909,091          9           99,991                --              --
Issuance of common stock,
  conversion of debt                        0.1539       1,299,545         13          199,987                --              --
Warrant costs, termination
 agreement                                      --              --         --          190,757                --              --
Warrant costs, issued with sale
  of common stock, for cash                     --              --         --           36,086                --              --
Expenses of stock issuance                      --              --         --          (50,160)               --         (36,087)
Warrants granted for consulting
  services                                      --              --         --          107,382                --              --
Credit arising from modification
  of option terms                               --              --         --          177,963                --              --
Amortization of warrant costs,
  equity line of credit                         --              --         --               --                --         407,660
Beneficial conversion feature,
  May debenture                                 --              --         --           55,413                --              --
Beneficial conversion feature,
  July debentures                               --              --         --          166,515                --              --
Net loss, year ended December 31, 2002          --              --         --               --        (9,321,065)             --
                                                       -----------    -------     ------------     -------------      ----------
Balance, December 31, 2002 (Restated)                  455,523,990    $ 4,555     $ 51,141,177     $ (49,098,231)     $ (291,175)
                                                       ===========    =======     ============     =============      ==========



           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                   (Continued)

               INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2003


                                                      Common Stock                                        Deficit
                                         ---------------------------------------                        Accumulated
                                         Amount                                     Additional           During the      Discount
                                           Per                                       Paid-in            Development          On
                                          Share          Shares        Amount         Capital              Stage          Warrants
                                        --------       -----------    --------      -----------         ------------     ----------
Balance, December 31, 2002 (Restated)         --       455,523,990     $ 4,555       $ 51,141,177      $(49,098,231)     $(291,175)

Sale of common stock, for cash          $ 0.0500        21,620,000         216          1,080,784                --             --
Sale of common stock, for cash            0.0800        22,650,000         226          1,811,774                --             --
Issuance of common stock,
  conversion of debt                      0.0424        14,150,943         142            599,858                --             --
Issuance of common stock,
  conversion of debt                      0.0480        12,500,000         125            599,875                --             --
Issuance of common stock,
  conversion of debt                      0.0640         9,375,000          94            599,906                --             --
Issuance of common stock,
  conversion of debt                      0.1000         7,255,754          73            725,653                --             --
Issuance of common stock,
  conversion of debt                      0.1442           745,643           7            107,499                --             --
Issuance of common stock,
  conversion of debt                      0.1818           562,865           6            102,323                --             --
Issuance of common stock,
  for services rendered                   0.0790           100,000           1              7,899                --             --
Issuance of common stock,
  for services rendered                   0.0930           107,527           1              9,999                --             --
Warrant costs, issued with
  issue of convertible debenture              --                --          --            517,141                --       (517,141)
Expenses of stock issuance                    --                --                       (199,989)               --         36,386
Amortization of warrant costs,
  related to convertible debenture            --                --          --                 --                --        517,141
Amortization of warrant costs,
  equity line of credit                       --                --          --                 --                --        254,789
Litigation settlement  -cash                                    --                     (1,050,647)               --             --
Options issued for services
  rendered                                    --                --          --            351,000                --             --
Beneficial conversion feature,
  April debenture                             --                --          --            482,859                --             --
Beneficial conversion feature,
  July debenture                              --                --          --            375,000                --             --

Net loss, year ended
  December 31, 2003                           --                --          --                 --        (7,816,811)            --
                                                       -----------     -------       ------------      ------------      ---------
Balance, December 31, 2003                             544,591,722     $ 5,446       $ 57,262,111      $(56,915,042)     $      --
                                                       ===========     =======       ============      ============      =========




           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                                      Inception
                                                                                                                     (February 20,
                                                                                    Year Ended December 31,            1984) to
                                                                        ------------------------------------------    December 31,
                                                                           2003            2002           2001           2003
                                                                        ------------   ------------   ------------   -------------
                                                                                         (Restated)     (Restated)
Cash Flows from Operating Activities:
   Net loss                                                             $ (7,816,811)   $(9,321,065)  $(11,086,567)  $ (56,915,042)
                                                                        ------------   ------------   ------------   -------------
   Adjustments to reconcile net loss to
      net cash used by operating activities:
         Depreciation                                                        937,868        997,874        532,264       3,376,531
         Amortization of debt issuance costs                                 242,513         34,078         15,344       1,071,150
         Amortization of deferred interest cost on beneficial                     --             --             --              --
            conversion feature of convertible debenture                      809,401         89,001             --       4,992,196
         Amortization of discount on warrants                                517,141        407,660        356,704       1,681,533
         Amortization of discount on warrants - consulting services               --             --             --         230,249
         Amortization of deferred compensation cost                               --             --             --         760,500
         Issuance of common stock for debenture interest                     101,466         43,425             --         221,103
         Issuance of common stock for services                                    --             --         35,000       1,586,000
         Compensation expense for options and warrants                       605,788        476,102        691,404       3,870,596
         Changes in operating assets and liabilities:                             --             --             --              --
           ( Increase) decrease in other current assets                       50,772        (52,155)       (28,358)        (94,539)
            Decrease in inventory                                                 --             --         19,729              --
            Increase in other assets                                        (143,019)       (86,962)       (53,232)     (1,778,208)
            Increase (decrease) in accounts payable and
               accrued liabilities                                           358,178     (1,288,999)       940,745         919,085
                                                                        ------------   ------------   ------------    ------------
                  Total adjustments                                        3,480,108        620,024      2,509,600      16,836,196
                                                                        ------------   ------------   ------------    ------------
                  Net cash used by operating activities                   (4,336,703)    (8,701,041)    (8,576,967)    (40,078,846)
                                                                        ------------   ------------   ------------    ------------

Cash Flows from Investing Activities:
   Purchase of investments                                                        --             --             --      (6,292,979)
   Proceeds from sale of investments                                              --             --             --       6,292,979
   (Acquisition) disposal of property and equipment                            4,769       (267,715)    (1,588,648)     (4,318,615)
                                                                        ------------   ------------   ------------    ------------
                  Net cash provided (used) by investing activities             4,769       (267,715)    (1,588,648)     (4,318,615)
                                                                        ------------   ------------   ------------    ------------

Cash Flows from Financing Activities:
   Proceeds from issuance of convertible debt                              2,169,388      2,000,000             --      13,669,388
   Proceeds from sale of securities, net of issuance costs                 2,737,298      6,229,628      5,783,000      32,266,984
   Issuance of common stock subscribed                                      (883,900)            --             --        (883,900)
   Proceeds from common stock subscribed but not issued                      280,000        883,900             --       1,163,900
   Payments under litigation settlement                                   (1,050,647)            --             --      (1,050,647)
   Payments under capital lease                                             (110,553)      (142,426)       (58,690)       (420,581)
   Payments on note payable                                                  (14,471)       (26,400)       (21,519)        (95,747)
   Recovery of subscription receivable written off                                --             --             --          19,000
                                                                        ------------   ------------   ------------    ------------
                  Net cash provided by financing activities                3,127,115      8,944,702      5,702,791      44,668,397
                                                                        ------------   ------------   ------------    ------------

Net Increase (Decrease) in Cash and Cash Equivalents                      (1,204,819)       (24,054)    (4,462,824)        270,936

Cash and Cash Equivalents, Beginning                                       1,475,755      1,499,809      5,962,633              --
                                                                        ------------   ------------   ------------    ------------

Cash and Cash Equivalents, Ending                                       $    270,936   $  1,475,755   $  1,499,809    $    270,936
                                                                        ============   ============   ============    ============

Supplemental Disclosure of Non-Cash Financing Activities:
   Cash paid during the year for interest                               $     16,804   $     25,669   $     20,556
                                                                        ============   ============   ============


Supplemental Schedule of Non-Cash Investing and Financing Activities:
  A note was issued in 2003 for approximately $16,000 to secure an obligation to an agency of New York State.
   A capital lease obligation of approximately $140,000 was incurred during 2002 to finance the purchase of new equipment.




           See notes to consolidated condensed financial statements.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Year Ended December 31, 2003, 2002 and 2001


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

         Advanced Viral Research Corp. (the Company) was incorporated in Delaware on July 31, 1985. The Company was organized for the purpose of manufacturing and marketing a pharmaceutical product initially named Reticulose. This drug was the forerunner of the Company's current drug, "AVR118". The success of the Company will be dependent upon obtaining certain regulatory approvals for its pharmaceutical product, AVR118, to commence commercial operations.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its 99.6% owned subsidiary, Advance Viral Research, Ltd.
         (LTD), a Bahamian Corporation. LTD is presented in the financial statements under "Discontinued Operations" (See Notes 6 and 16). All significant intercompany accounts have been eliminated.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         RESEARCH AND DEVELOPMENT (Continued)

         During 2002 and 2001, an allocation of rent, utilities, payroll, payroll taxes (except CEO salary and payroll taxes for Dr. Hirschman who was CEO during this period) and telephone were allocated to research and development at 80% of actual costs with 20% of actual costs allocated to general and administrative in 2002 and 2001. Approximately 50% of the salary and payroll taxes in 2002 and 2001 for Dr. Hirschman, the Company's Chief Executive Officer and Chief Scientific Officer during this period were allocated to research and development expense.

         In November 2002, the Company reduced its staff from 33 employees to 10 and limited its research and development efforts to the studies being performed in Israel. As a result, beginning in January 2003 and going forward, the Company discontinued allocating the above expenses to research and development expense (with the exception of Dr. Hirschman). For the period January through September 2003 30% of Dr. Hirschman's salary and payroll taxes were allocated to research and development. Dr. Hirschman resigned as CEO and was appointed to the position of Chief Scientist toward the end of the third quarter and the Company began allocating 100% of his payroll costs to research and development for the period October through December 2003.

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

         OTHER ASSETS

         Patent development costs are capitalized as incurred. Such costs will be amortized over the life of the patent, commencing at the time AVR118 is marketed. Loan costs include fees paid in connection with the convertible debenture agreements and are being amortized over the life of the agreement (see Note 9).

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The information set forth below provides disclosure of the estimated fair value of the Company's financial instruments presented in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003 and 2002. Since the reported fair values of financial instruments are based upon a variety of factors, they may not represent actual values that could have been realized as of December 31, 2003 and 2002 or that will be realized in the future.

         The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, a money market fund and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         STOCK-BASED COMPENSATION (Continued)


                                                      2003           2002          2002           2001                2001
                                                     Reported      Reported      Restated        Reported            Restated
                                                     --------      --------    ------------     ------------       -------------
Net loss                                         $ (7,816,811)  $(10,342,335)   $(9,321,065)    $(11,715,568)      $(11,086,567)
Deduct: total stock-based compensation
  expense determined under fair value based
  method for all awards, net of related tax
  effects                                          (2,790,859)    (2,016,132)      (724,048)      (2,374,643)          (154,034)
Pro forma net loss                               $(10,607,670)  $(12,358,467)   $(10,045,113)   $(14,090,211)      $(11,240,601)
Loss per share - basic and diluted
   As reported                                   $      (0.02)  $      (0.02)   $      (0.02)   $      (0.03)      $      (0.03)
   Pro forma                                     $      (0.02)  $      (0.03)   $      (0.02)   $      (0.04)      $      (0.03)



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

         REVENUE RECOGNITION

         The limited sales generated by the Company have consisted of sales of AVR118 for testing and other purposes. The Company records sales when the product is shipped to customers. There were no sales for the year ended December 31, 2003 and 2002.

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

         RECLASSIFICATIONS

         Certain amounts in the financial statements have been reclassified to conform to the current presentation.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         RECENT ACCOUNTING PRONOUNCEMENTS

         During May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Company's operating results or financial position as the Company does not have any financial instruments with characteristics of both liabilities and equity that are not already classified as liabilities.

         During April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (" SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS 149 did not have an impact on the Company's operating results or financial position as the Company does not have any derivative instruments that are affected by SFAS 149.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51." In December 2003, the FASB issued FIN No. 46R, which clarified certain issues identified in FIN 46. FIN 46R requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim or annual period beginning after March 1, 2004. The Company does not have any interest in variable interest entities and therefore the adoption of this standard is not expected to have an impact on the Company's financial position and results of operations.

         On December 31, 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE - AN AMENDMENT OF SFAS 123. The standard provides additional transition guidance for companies that elect to voluntarily adopt the accounting provisions of SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS 148 does not change the provisions of SFAS 123 that permits entities to continue to apply the intrinsic value method of APB 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. As the Company continues to follow APB 25, its accounting for stock-based compensation will not change as a result of SFAS 148. SFAS 148 does require certain new disclosures in both annual and interim financial statements. The required annual disclosures are effective immediately and have been included in Note 11 of the Company's consolidated financial statements. The new interim disclosure provisions became effective in the first quarter of 2003.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         In July 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this standard did not have an impact on the Company's financial position or results of operations.

         In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The adoption of this standard did not have an impact on the Company's financial position or results of operations.

NOTE 2.  LIQUIDITY CONSIDERATIONS

         As indicated in the accompanying financial statements, the Company has suffered accumulated net losses of $56,915,042 since inception and is dependent upon registration of AVR118 for sale before it can begin commercial operations. The Company's cash position may be inadequate to pay all the costs associated with operations and the full range of testing and clinical trials required by the FDA. Unless and until AVR118 is approved for sale in the United States or another industrially developed country, the Company will be dependent upon the continued sale of its securities, debt or equity financing for funds to meet its cash requirements.

         During the year ended December 31, 2003, the Company completed several equity transactions and issued convertible debt in which it received cash proceeds of approximately $4,900,000.

         On February 5, 2004, the Company entered into an agreement with two investors whereby the Company agreed to sell an aggregate of 120 million shares of its common stock and warrants to purchase 15 million shares of its common stock for an aggregate purchase price of $12 million. Pursuant to the agreement, the funding shall take place in four equal stages of $3 million each, once every 90 days with the first $3 million funding having occurred on February 5, 2004 (See Note 9).

         Management believes that cash flows from the foregoing agreement and from current financing arrangements will be sufficient to fund current operations. Management intends to continue to sell the Company's securities in an attempt to meet its cash flow requirements; however, no assurance can be given that equity or debt financing, if and when required, will be available.


NOTE 3.  RESTATEMENT OF FINANCIAL STATEMENTS

         The accompanying financial statements for the years ended December 31, 2002 and 2001 have been restated to reflect changes in accounting for warrants issued in connection with equity transactions as well as options issued to the Board of Directors and employees (on a pro-forma basis only) and its Advisory Board. The restatement resulted in income which reduced the previously reported net loss for 2002 and 2001 by approximately $1,021,000 and $629,000 respectively.

         Basic and diluted net loss per common share on operations remained the same for the years ended December 31, 2002 and 2001. The Company's deficit accumulated during the development stage was reduced by $2,039,574 and $1,018,304 at December 31, 2002 and 2001 respectively.
         The restatement did not impact the Company's net cash in investing and financing activities and net cash used in operating activities remained unchanged. However, certain components within operating

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


         activities consisting of amortization of deferred interest cost, discount on warrants and compensation expense for options and warrants, were restated.


                                                As of December 31, 2002                     As of December 31, 2001
                                      ------------------------------------------   ------------------------------------------
                                      As Reported     Adjustments    Restated      As Reported     Adjustments    Restated
                                      ------------   ------------   ------------   ------------   ------------   ------------
ASSETS
Current Assets                        $  1,770,251   $         --   $  1,770,251   $  1,751,970   $         --   $  1,751,970
Property and Equipment, Net              2,244,118             --      2,244,118      2,818,045             --      2,818,045
Other Assets                               931,660             --        931,660        878,776             --        878,776
                                      ------------   ------------   ------------   ------------   ------------   ------------
         Total assets                    4,946,029             --      4,946,029      5,448,791             --      5,448,791
                                      ============   ------------   ============   ============   ------------   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities                        684,591             --        684,591      1,932,149             --      1,932,149
                                      ------------   ------------   ------------   ------------   ------------   ------------
Long-Term Debt:
   Convertible debenture, net            1,658,231        (47,732)     1,610,499             --             --             --
   Capital lease obligation                  5,834             --          5,834         42,370             --         42,370

   Note payable                              4,879             --          4,879         32,198             --         32,198
                                      ------------   ------------   ------------   ------------   ------------   ------------
        Total long-term debt             1,668,944        (47,732)     1,621,212         74,568             --         74,568
                                      ------------   ------------   ------------   ------------   ------------   ------------
Common Stock Subscribed but not
Issued                                     883,900             --        883,900             --             --             --
                                      ------------   ------------   ------------   ------------   ------------   ------------
Stockholders' Equity:
   Common stock                              4,555             --          4,555          4,033             --          4,033
   Additional paid-in capital           57,530,605     (6,389,428)    51,141,177     47,666,141     (3,788,186)    43,877,955
   Deficit accumulated during the
    development stage                  (51,137,805)     2,039,574    (49,098,231)   (40,795,470)     1,018,304    (39,777,166)
   Discount on warrants                 (4,688,761)     4,397,586       (291,175)    (3,432,630)     2,769,882       (662,748)
                                      ------------   ------------   ------------   ------------   ------------   ------------

         Total stockholders' equity      1,708,594         47,732      1,756,326      3,442,074             --      3,442,074
                                      ------------   ------------   ------------   ------------   ------------   ------------
         Total liabilities and
           stockholders' equity       $  4,946,029   $         --   $  4,946,029   $  5,448,791   $         --   $  5,448,791
                                      ============   ------------   ============   ============   ------------   ============



                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  RESTATEMENT OF FINANCIAL STATEMENTS (Continued)


                                                       2002                                           2001
                                   ---------------------------------------------   ---------------------------------------------
                                    As Reported     Adjustments       Restated      As Reported     Adjustments      Restated
                                   -------------   -------------   -------------   -------------   -------------   -------------
Revenues                           $          --   $          --   $          --   $      17,601   $          --   $      17,601
                                   -------------   -------------   -------------   -------------   -------------   -------------
Costs and Expenses:
  Research and development             4,439,592              --       4,439,592       5,150,869              --       5,150,869
  General and administrative           2,654,296              --       2,654,296       4,063,022              --       4,063,022
  Compensation and other expense         755,397         128,365         883,762         691,404         356,704       1,048,108
   for options and warrants
   Depreciation                          977,746              --         977,746         511,216              --         511,216
                                   -------------   -------------   -------------   -------------   -------------   -------------
                                       8,827,031         128,365       8,955,396      10,416,511         356,704      10,773,215
                                   -------------   -------------   -------------   -------------   -------------   -------------

Loss from Operations                  (8,827,031)       (128,365)     (8,955,396)    (10,398,910)       (356,704)    (10,755,614)
                                   -------------   -------------   -------------   -------------   -------------   -------------
Other Income (Expense):
   Interest income                        27,659              --          27,659         113,812              --         113,812
   Other income
   Interest expense                   (1,341,809)      1,149,635        (192,174)       (868,856)        985,705         116,849
   Severance expense -
   former directors                           --              --              --        (302,500)             --        (302,500)
                                   -------------   -------------   -------------   -------------   -------------   -------------
                                      (1,314,150)      1,149,635        (164,515)     (1,057,544)        985,705         (71,839)
                                   -------------   -------------   -------------   -------------   -------------   -------------

Loss from Continuing Operations      (10,141,181)      1,021,270      (9,119,911)    (11,456,454)        629,001     (10,827,453)
Loss from Discontinued Operations       (201,154)             --        (201,154)       (259,114)             --        (259,114)
                                   -------------   -------------   -------------   -------------   -------------   -------------
Net Loss                           $ (10,342,335)  $   1,021,270   $  (9,321,065)  $ (11,715,568)  $     629,001   $ (11,086,567)
                                   =============   =============   =============   =============   =============   =============
Net Loss Per Common Share
   Basic and Diluted:
      Continuing operations                (0.02)                          (0.02)          (0.03)                          (0.03)
      Discontinued operations              (0.00)                          (0.00)          (0.00)                          (0.00)
      Net loss                             (0.02)                          (0.02)          (0.03)                          (0.03)
Weighted Average Number of           439,009,322   $          --     439,009,322     389,435,324   $          --     389,435,324
Common Shares Outstanding


NOTE 4.  PROPERTY AND EQUIPMENT



                                                          Estimated Useful
                                                           Lives (Years)         2003               2002
                                                          ----------------    ----------          ----------
         Land and improvements                                    15          $   34,550          $   34,550
         Building and improvements                                30           1,410,165           1,410,165
         Machinery and equipment                                   5           3,384,391           3,394,431
                                                                              ----------          ----------
                                                                               4,829,106           4,839,146
         Less accumulated depreciation                                         3,365,784           2,433,185
                                                                              ----------          ----------
                                                                               1,463,322           2,405,961
         Less property and equipment included in
         assets held for sale, net (Note 5)                                      141,069             161,843
                                                                              ----------          ----------
                                                                              $1,322,253          $2,244,118



         The Company maintains a building and equipment in Freeport, Bahamas. This building and equipment amounted to $419,583 as of December 31, 2003 and $429,782 as of December 31, 2002. Included with machinery and equipment is equipment purchased under capital leases of $135,537 during 2002. Depreciation expense for equipment under the capital leases was approximately $27,107, $24,848 and $10,368 in 2003, 2002 and
         2001, respectively. These amounts are included above.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 5.  OTHER ASSETS


                                                                                      2003                2002
                                                                                   ----------          ----------
         Patent development costs                                                  $  952,687          $  897,385
         Loan costs, net of accumulated amortization of $1,071,150
            and $828,637                                                              132,374              34,275
         Other                                                                         94,178               6,461
                                                                                   ----------          ----------
                                                                                    1,179,239             938,121
         Less other assets included in assets held for sale, net (Note 6)               6,461               6,461
                                                                                   ----------          ----------
                                                                                    1,172,778          $  931,660
                                                                                   ==========          ==========


NOTE 6.  ASSETS HELD FOR SALE

         During 2002, the Board of Directors approved a plan to sell Advance Viral Research, Ltd. (LTD), the Company's Bahamian subsidiary. As required under SFAS 144, the net book values of the assets (LTD had no liabilities as of December 31, 2003 other than an inter-company payable that has been eliminated) have been reflected on the balance sheet as held for sale and the operations have been included in discontinued operations for the years ended December 31, 2003, 2002 and 2001 (see
         Note 16).

         Although no formal contract has been executed, management continues to evaluate offers and believes that the estimated selling price less estimated cost to sell exceeds the net book value of LTD and therefore there is no impairment loss charged to discontinued operations.

NOTE 7.  ACCRUED LIABILITIES

                                              2003              2002
                                            --------          --------
         Accrued bonus                      $ 50,000          $ 50,000
         Accrued 401k contribution                --            40,675
         Accrued payroll                      36,079            35,157
         Other                                34,408            11,814
                                            --------          --------
                                            $120,487          $137,646

NOTE 8.  NOTE PAYABLE

         During 1999, the Company entered into an installment purchase agreement for equipment totaling $123,600. The agreement is collateralized by the equipment and calls for monthly installments of $2,476, including interest at 12% per annum, with a final installment due and paid during January 2004.

         In November 2003 the Company entered into an agreement with the Empire State Development Corporation to return a portion of a $25,000 grant it received in 2001 for creating new jobs. The grant was reduced due to a reduction in personnel by the Company during November 2002. The amount of the note is $15,745 payable in twelve installments of $1,312 beginning November 2003. At December 31, 2003 the balance due on the note is $13,121.

         The aggregate maturities of Notes Payable at December 31, 2003 are $15,572 and are due in 2004.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 9.  SECURITIES PURCHASE AGREEMENTS

         CONVERTIBLE DEBENTURES AND WARRANTS

         The Company issued warrants to purchase common stock in connection with the issuance of several convertible debentures sold during the years 1997 to 2000, which debentures have all been fully converted. As of December 31, 2003, warrants to purchase approximately 3.1 million shares of the Company's common stock relating to these fully converted debentures were outstanding with expiration dates through 2009 at exercise prices ranging from $.199 to $.864.

         During the second and third quarters of 2002, the Company issued to certain investors an aggregate of $2,000,000 principal amount of its 5% convertible debentures at par in several private placements. Under the terms of each 5% convertible debenture, 20% of the original issue is convertible on the original date of issue at a price equal to the closing bid price quoted on the OTC Bulletin Board on the trading day immediately preceding the original issue date (except for the Rushing/Simoni issuance detailed below which had an initial conversion price of $0.11 per share). Thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of (i) 90% of the average closing bid price for the five trading days prior to the conversion date (the "Market Price"); or (ii) ten cents ($0.10) which amount is subject to certain adjustments. The convertible debentures, including interest accrued thereon, are payable by Advanced Viral in shares of common stock and mature two years from the date of issuance. The shares issued upon conversion of the debentures cannot be sold or transferred for a period of one year from the applicable vesting date of the convertible portion of the debentures. The Company issued its 5% convertible debentures as follows:

         o On May 30, 2002, the Company sold to O. Frank Rushing and Justine Simoni, as joint tenants, $500,000 principal amount of its 5% convertible debenture. Based on the terms for conversion associated with this debenture, there was an intrinsic value associated with the beneficial conversion feature, which was recorded as deferred interest expense and is presented as a discount on the convertible debenture. On June 3, 2002, these investors converted the first 20% ($100,000) into 909,091 shares of common stock at a conversion price of $0.11 per share. In January 2003, the holder converted the second 20% ($100,000 plus interest of $3,041) into 1,030,411 shares of common stock at a conversion price of $.10 per share. In May 2003 the holder converted the third 20% of the debenture ($100,000 plus interest of $5,000) into $1,050,000 shares of common stock at a conversion price of $.10 per share. In November 2003 the holder converted the fourth 20% of the debenture ($100,000 plus interest of $7,500 into 745,643 shares of common stock at a conversion price of $0.1442 per share.

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

         CONVERTIBLE DEBENTURES AND WARRANTS (CONTINUED)

                  conversion price of $.10 per share. In July 2003, the holder converted the third 20% of the debenture ($200,000 plus $10,000 of interest) for 2,100,000 shares of common stock at a conversion price of $.10 per share. At December 31, 2003 the outstanding balance was approximately $430,000 including accrued interest. In January 2004 the holder converted the fourth 20% of the debenture ($200,000 plus $15,014 of the interest) into 1,857,730 shares of common stock at a conversion price of $.1157 per share.

         o On July 15, 2002, the Company sold to Peter Lunder $500,000 principal amount of the Company's 5% convertible debenture. Based on the terms for conversion associated with this debenture, there was an intrinsic value associated with the beneficial conversion feature, which was recorded as deferred interest expense and is presented as a discount on the convertible debenture. In January 2003, the holder converted 40% ($200,000 plus interest of $4,822) of the debenture into 1,587,797 shares of common stock, the first 20% of which was converted at a conversion price of $.1818 per share, and the second 20% of which was converted at a conversion price of $.10 per share. At December 31, 2003 the outstanding balance was approximately $322,000 including accrued interest. On January 14, 2004 the holder converted 40% ($200,000 plus interest of $15,041) of the debenture into 1,629,840 shares at a conversion price of $.13194 per share.

         o On April 28, 2003 and July 18, 2003 the Company entered into separate securities purchase agreements with Cornell Capital Partners (i) to sell up to $2,500,000 of the Company's 5% convertible debentures, due April 28, 2008, $1,000,000 of which was purchased on April 28, 2003; $500,000 of which was purchased on July 18, 2003; and $1,000,000 of convertible debentures will be purchased within 20 business days from the date the registration statement is declared effective by the SEC (the "April Agreement"); and (ii) whereby the Company sold to Cornell Capital Partners an additional $1,000,000 of the Company's 5% convertible debentures due July 18, 2008 for gross cash consideration of $1 million (the "July Agreement"). Interest is payable in cash or common stock at the option of Cornell Capital Partners. Pursuant to the April Agreement and the July Agreement, Cornell Capital Partners or its assignees receive cash compensation equal to 10% of the gross proceeds of the convertible debentures purchased by Cornell Capital Partners, along with warrants to purchase an aggregate of 15,000,000 shares of common stock at an exercise price of $0.091 commencing on October 28, 2003 through April 28, 2008. In the event the closing bid price of common stock on the date the Company's registration statement is declared effective by the SEC is less than $0.10, then under the April Agreement, the Company has the right to redeem the last $1,000,000 convertible debenture at the face amount of the convertible debenture within 10 days of the effectiveness of the registration statement. Pursuant to the terms of the April Agreement, commencing July 27, 2003, and in the case of the July Agreement, commencing October 18, 2003, Cornell Capital Partners may convert the debenture plus accrued interest, (which may be taken at Cornell Capital Partner's option in

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 9.  SECURITIES PURCHASE AGREEMENTS (CONTINUED)

         CONVERTIBLE DEBENTURES AND WARRANTS (CONTINUED)

                  cash or common stock), in shares of common stock at a conversion price equal to the lesser of (a) $0.08 or (b) 80% of the lowest closing bid price of common stock for the four trading days immediately preceding the conversion date. No more than $600,000 may be converted in any thirty-day period under both the April and July Agreements Subject to certain exceptions, at its option, the Company may redeem a portion or the entire outstanding debenture at a price equal to 115% of the amount redeemed plus accrued interest and Cornell Capital Partners will receive a warrant to purchase 1,000,000 shares of common stock for every $100,000 redeemed. The warrant shall be exercisable on a cash basis and have an exercisable price of the higher of 110% of the closing bid price of common stock on the closing date or $0.08. The warrant shall have "piggy back" registration rights and shall survive for 5 years from the closing date.

                  The Company's obligations under the convertible debentures and the April and July Agreements are secured by a first priority security interest in substantially all of its assets. This security interest expires upon the earlier to occur of (i) the fiftieth (50th) day following the effectiveness of the registration statement covering the resale of the shares underlying the convertible debentures; (ii) the date the Company receive, three million dollars ($3,000,000) of capital, in any form other than through the issuance of free-trading shares of the Company's common stock, from sources other than Cornell Capital Partners; or (iii) the satisfaction of the Company's obligations under the April and July Agreements, the convertible debentures and the ancillary documents entered into thereby. The security interest expired during February 2004. The legal expenses associated with these transactions were approximately $73,000 and were paid as of September 2003.

                  The Company received net proceeds of $1,312,500 and $869,486 for the April and July debentures respectively. These convertible debentures were converted as follows:

                  o On September 10, 2003, Cornell Capital Partners converted $600,000 principal amount of the convertible debenture into 14,150,943 shares of common stock at a conversion price of $0.0424 per share.

                  o On November 6, 2003, Cornell Capital Partners converted $600,000 principal amount of the convertible debentures into 12,500,000 shares of common stock at a conversion price of $0.048 per share.

                  o On November 20, 2003, Cornell Capital Partners converted $600,000 principal amount of convertible debentures into 9,375,000 shares of common stock at a conversion price of $.064 per share.

                  o On January 8, 2004, Cornell Capital Partners converted the remaining $700,000 principal amount of convertible debentures plus $51,000 of interest into 9,387,500 shares of common stock at a conversion price of $.08 per share.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 9.  SECURITIES PURCHASE AGREEMENTS (CONTINUED)

         CONVERTIBLE DEBENTURES AND WARRANTS (CONTINUED)

                  At December 31, 2003 the outstanding balance was approximately $750,000 including accrued interest.

         o Upon the Company's registration statement going effective with the SEC, the Company issued to Cornell Capital Partners on January 7, 2004 a $1,000,000 5% convertible debenture and received consideration of $882,402. On February 11, 2004, Cornell Capital Partners converted $1,000,000 principal amount plus interest of $4,657 into 12,558,219 shares of the Company's common stock at a conversion price of $0.08 per share.

         STOCK PURCHASE AGREEMENTS

         Pursuant to certain securities purchase agreements, the Company issued warrants to purchase common stock in connection with the sale of approximately 61,500,000 shares of common stock during the years 1998 to 2001 for cash consideration of approximately $16,900,000. As of December 31, 2003, warrants to purchase approximately 16.5 million shares of the Company's common stock relating to these securities purchase agreements were outstanding with expiration dates through 2006.

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

         On December 16, 2002, the Company entered into securities purchase agreements with various investors, pursuant to which the Company sold an aggregate of 10,450,000 shares of its common stock for total proceeds of approximately $836,000, or $0.08 per share. The shares of common stock were issued by the Company on January 2, 2003 along with warrants issued in December 2002 to purchase 6,270,000 shares of common stock at an exercise price of $0.12 per share until December 2007. In connection with these agreements, finder's fees of approximately $50,000 were paid in December 2002 and 627,000 warrants were issued during January 2003.

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

         During January and February 2003, pursuant to a securities purchase agreement with various investors, the Company issued 1,250,000 shares of common stock at $0.08 per share, for a total purchase price of $100,000, along with warrants to purchase 750,000 shares of common stock at an exercise price of $0.12 per share through March 2008. In connection with this transaction the Company paid finders' fees to Harbor View consisting of (i) $6,000 and (ii) warrants to purchase 75,000 shares of common stock at an exercise price per share of $0.12 until March 2006.

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

         In December 2003, pursuant to a securities purchase agreement with an investor the company received $280,000 to purchase 1,866,667 shares of the company's common stock at $.15 per share along with warrants to purchase 653,333 shares of common stock at $.19 through December 2008. The shares and warrants were not issued until January 2004. The $280,000 was carried on the company's balance sheet as common stock subscribed but not issued.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 9.  SECURITIES PURCHASE AGREEMENTS (CONTINUED)

         SUBSEQUENT FINANCINGS AND AGREEMENTS

         In January 2004 pursuant to a security purchase agreement with an investor, the Company received $45,00 to purchase 300,000 shares of the company's common stock at $.15 per share along with warrants to purchase 105,000 shares of common stock at $.19 through January 2009. In addition, a finder's fee associated with the December 2003 and January 2004 financing was paid to Harbor View Group in the amount of $26,000 along with warrants to purchase 173,333 shares of the Company's common stock at $0.19 until January 2009.

         On February 3, 2004, the Company entered into an agreement with James Dicke II and his son James Dicke III, whereby the Company agreed to sell an aggregate of 120 million shares of its common stock and warrants to purchase 15 million shares of its common stock for an aggregate purchase price of $12 million. Pursuant to the agreement, the funding shall take place in four equal stages of $3 million each, once every 90 days with the first $3 million funding having occurred on February 5, 2004. There are no conditions precedent to the investors' obligation to close other than the accuracy of the Company's representations and warrants and its compliance with the agreement. The warrants have an exercise price of $0.20 per share and are exercisable at any time through February 2, 2007.

         In addition, the Company granted demand and piggyback registration rights to the investors for the shares issued or issuable in connection with the transaction pursuant. James F. Dicke II is the Chairman and CEO of Crown Equipment Corporation and a former member of the Board of Directors.

         On February 9, 2004, the Company entered into a termination and release agreement with DCT, S.R.L. and certain of its affiliates pursuant to which pursuant to which a distribution agreement and various testing agreements with DCT, along with any and all distribution rights and rights to royalties or fees there under, were terminated. In addition, the agreement provides that any and all intellectual property rights relating to the terminated agreements were the property of Advanced Viral, and the parties released each other from claims relating thereto. In consideration, the Company agreed to pay DCT $60,000 and granted warrants to purchase an aggregate of 5 million shares of common stock to certain of DCT's affiliates at an exercise price of $0.16 for a period of five years. In addition the recipients of the warrants agreed not to sell more than an aggregate of 2 million shares of common stock in any six-month period for a period of five years.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 9.  SECURITIES PURCHASE AGREEMENTS (Continued)

         PRIVATE EQUITY LINE OF CREDIT

         On February 9, 2001, the Company entered into an equity line of credit agreement with Cornell Capital Partners Capital Partners, LP, an institutional investor, to sell up to $50,000,000 of the Company's common stock. Under such agreement, the Company may exercise "put options" to sell shares for certain prices based on certain average trading prices. Upon signing this agreement, the Company issued to its placement agent, May Davis Group, Inc., and certain investors, Class A warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price of $1.00 per share, exercisable in part or whole until February 9, 2006, and Class B warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price equal to the greater of $1.00 or 110% of the bid price on the applicable advance date. Such Class B warrants are exercisable pro rata with respect to the number of warrant shares as determined by the fraction of the advance payable on that date as the numerator and $20,000,000 as the denominator multiplied by 5,000,000, until sixty months from the date of issuance. The Company has not issued any shares under this equity line, which expired in August 2003. The Class B Warrants have expired by their terms. There is no financial statement impact for the Class B Warrants issued under this equity line. The fair value of the Class A warrants was estimated to be $1,019,153 ($0.204 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; a risk free interest rate of 6% and an expected holding period of five years. This amount is being amortized to compensation and other expense for options and warrants over the life of the equity line of credit (30 months) in the accompanying financial statements.

         On April 28, 2003, the Company entered into an equity line of credit with Cornell Capital Partners LP. Pursuant to the equity line of credit, the Company may, at its discretion, periodically sell to Cornell Capital Partners Capital shares of common stock for a total purchase price of up to $50 million. For each share of common stock purchased under the equity line of credit, Cornell Capital Partners Capital will pay Advanced Viral 100% of the lowest closing bid price of its common stock on the over-the-counter Bulletin Board or other principal market on which its common stock is traded for the five days immediately following the notice date. Further, Cornell Capital Partners Capital is entitled to a retain 5% of each advance under the equity line of credit. The Company's obligation to sell its common stock is conditioned, at its option, upon the per share purchase price being equal to or greater than a minimum acceptable price, set by the Company on the advance notice date, which may not be set any closer than 7.5% below the closing bid price of its common stock the day prior to the notice date. In December 2003, the Company registered 95,712,595 shares that may be issued under the equity line of credit.

         For its services as placement agent, Katalyst Securities LLC received 107,527 shares of common stock, which was valued at $10,000.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 9.  SECURITIES PURCHASE AGREEMENTS (Continued)

         SUMMARY OF WARRANT ACTIVITY

         A summary of warrants issued and outstanding in connection with convertible debentures and equity transactions as discussed above is presented below. Upon exercise, warrants are convertible into an equal number of the Company's .00001 par value common stock. The warrants are exercisable immediately, with one exception, 5,000,000 Class B warrants issued in 2001 which expired during August 2003.


                                   Warrants         2003          Warrants         2002         Warrants         2001
                                  1/1/2003 -   Weighted-Average  1/1/2002-    Weighted-Average 1/1/2001 -   Weighted-Average
                                  12/31/2003   Exercise Price    12/31/2002   Exercise Price   12/31/2001   Exercise Price
                                  ----------   --------------    ----------   --------------   ----------   --------------
Outstanding at beginning of
  year                            57,118,572        .342         33,597,172        .555        24,476,498        .353
Granted                           36,127,700        .101         24,022,000        .042        10,735,000        .0967
Exercised                             0              .0              0               0           (181,818)       .275
Forfeited                        (22,828,102)       .0236          (500,600)       .20         (1,432,508)      .234
Outstanding at end of year        70,418,170        .253         57,118,572        .342        33,597,172        .555
Warrants exercisable at           70,418,170        .253         52,118,572        .279        28,597,172        .533
year-end


The following table summarizes information for warrants to purchase common stock outstanding at December 31, 2003:


                                          Warrants Outstanding                               Warrants Exercisable
                          ------------------------------------------------------      -----------------------------------
                             Number         Weighted-average                             Number
      Range of            Outstanding          Remaining        Weighted-average       Exercisable       Weighted-average
   Exercise Prices        at 12/31/03          in Months         Exercise Price        At 12/31/03        Exercise Price
   ---------------        -----------          ---------         --------------        -----------        --------------
     .091 - .11           28,188,200               51                 .0952             28,188,200              .0952
      .12 - .18           15,836,500               55                 .1238             15,836,500              .1238
      .19 - .27            6,050,000               39                 .2326              6,050,000              .2326
      .28 - .41            6,195,214               16                 .3101              6,195,214              .3101
      .42 -  61            8,969,878               29                 .5211              8,969,878              .5211
      .62 - .92              178,378               38                 .8640                178,378              .8640
         1.0               5,000,000               25                1.0000              5,000,000             1.0000



NOTE 10. COMMON STOCK SUBSCRIBED BUT NOT ISSUED

         Represents cash received during December 2003 pursuant to several private placements of securities with various investors ($280,000) for 1,866,667 shares of common stock at a negotiated price of $0.15 per share. These shares of common stock were issued during January 2004.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 11. COMMITMENTS AND CONTINGENCIES

         GENERAL

         POTENTIAL CLAIM FOR ROYALTIES

         The Company may be subject to claims from certain third parties for royalties due on sale of AVR118. The Company has not as yet received any notice of claim from such parties.

         PRODUCT LIABILITY

         The Company is unaware of any claims or threatened claims since AVR118 was initially marketed in the 1940's; however, one study noted adverse reactions from highly concentrated doses in guinea pigs. Therefore, the Company could be subjected to claims for adverse reactions resulting from the use of AVR118. In the event any claims for substantial amounts were successful, they could have a material adverse effect on the Company's financial condition and on the marketability of AVR118. During November 2003, the Company secured $3,000,000 of product liability coverage at a cost of approximately $15,000 per annum. In addition, the Company extended at no cost, liability coverage for its clinical trials in Israel. There can be no assurance that the Company will be able to secure additional insurance in adequate amounts or at reasonable premiums if it determined to do so. Should the Company be unable to secure additional product liability insurance, the risk of loss to the Company in the event of claims would be greatly increased and could have a material adverse effect on the Company.

         LACK OF PATENT PROTECTION

         The Company has 11 issued U.S. patents, two issued Australian patents and one granted China patent for the use of AVR118 at 12/31/03. The Company currently has eight patent applications pending with the U.S. Patent Office and 18 foreign patent applications at 12/31/03. The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing a similar product. There can be no assurance that such patents, if obtained, will be enforceable.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 11. COMMITMENTS AND CONTINGENCIES

         STATUS OF FDA FILINGS

         On July 30, 2001, the Company submitted an Investigational New Drug
         (IND) application to the United States Food and Drug Administration
         (FDA) for the use of AVR118 as a topical treatment for genital warts caused by human papilloma virus (HPV) infection. In September 2001, the FDA allowed the Company's IND application for AVR118, which permitted the Company to begin Phase I clinical trials. The Phase I initial trials are placebo controlled, open label, dose escalation safety studies in healthy trial volunteers. The Phase I study was performed in the United States on healthy volunteers. In March 2002, the Company completed the Phase I trial and submitted to the FDA the results which indicated that AVR118 was safe and well tolerated dermatologically in all doses applied in the study. Phase II trials are pivotal clinical investigations designed to establish the efficacy and safety of AVR118. Currently, the Company is determining the best course of action to proceed with the Phase II clinical trials of AVR118 for topical use.

         STATUS OF CLINICAL TRIALS IN ISRAEL

         The Company is currently testing injectable AVR118 in a Phase I/II study in Israel involving cachectic AIDS patients who may or may not be receiving anti-retroviral therapy or highly active anti-retroviral therapy (HAART). The Company's objective for this study is to determine the safety and tolerance of AVR118. Although there can be no assurances, the Company anticipates that the clinical trials in Israel will help facilitate the planned investigational new drug (IND) application process for injectable AVR118 with the FDA.

         In August 2003, the Company decided to defer the continuation of and re-examine the procedures, protocol and objectives of, two other clinical trials in Israel using AVR118; a Phase I study for cachectic patients with leukemia and lymphoma and a Phase I study for cachectic patients with solid tumors. There can be no assurances as to when these two studies will be completed, if at all.

         Because of the Company's limited personnel, the Company believes it to be in its best interests to focus its clinical efforts on its one ongoing Phase I/II open-label dose escalation clinical trial being conducted at The Kaplan Medical Center in Rehovot, Israel of AVR118 for cachectic patients with AIDS. Out of 30 total patients contemplated under the protocol for this study, 23 patients are enrolled, 22 of whom have completed the full course of treatment of AVR 118, and one is continuing to receive treatments of AVR 118, as required under the study. Results from the first 15 patients showed improvement in appetite, weight gain or stability, and enhanced quality of life. None of the first 15 patients reported any serious side effects associated with AVR118 therapy.

         The Company estimates completion of this study during the second quarter of 2004. It is uncertain at this time when cash inflows will result from this study. The completion of the study is dependent upon the availability of patients meeting the prescribed protocol and the ability of the hospitals to meet the requirements of the protocol. From inception of all the clinical studies in Israel through December 31, 2003, the Company has expensed approximately $1,692,000. The cost to complete the Phase I/II study in Israel of AVR118 for cachectic patients with AIDS is estimated to be $277,000. In addition, the Company believes it will incur an additional $150,000 for consulting expenses in the U.S. related to the analysis of data from this Phase I/II study as well as strategic consulting.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

         STATUS OF ISRAEL CLINICAL TRIALS (CONTINUED)

         In April 2001, the Company formalized a 12-month agreement with Selikoff Center in Israel to develop clinical trials in Israel using AVR118, which has concluded, the Company paid $242,000 for such research.

         In September 2002, the Company entered into a contract with EnviroGene LLC, an affiliate of the Selikoff Center, to conduct, evaluate and maintain the scientific quality for the three clinical studies listed above. Under the terms of this agreement, EnviroGene will (1) finalize all Israeli government and hospital approval documents, (2) complete and organize the three clinical trials including establishing a network of scientists to perform said study/trial and initiate recruitment of patients and (3) perform the studies/trials and evaluate the results. Total costs for EnviroGene LLC in connection with these three clinical trials are $1,551,000, of which approximately $1,323,000 has been expensed and approximately $875,000 has been paid through December 31, 2003.

         On July 8, 2002, the Company extended an agreement with the Weizmann Institute of Science and Yeda its developmental arm in Israel, to conduct research on the effects of AVR118 on the immune system, especially on T lymphocytes. In addition, scientists will explore the effects of AVR118 in animal models. Under its provisions the study period is extended for another twelve months to July 7, 2003. Total costs incurred in connection with this research are expected to be $138,000. Since inception, through December 31, 2003, the Company expensed $120,000 and paid $90,000 in connection with this agreement. Final payment has not been made pending receipt, review and approval of the final report.

         In October 2002 the Company entered into an agreement with Quintiles Israel Ltd. to act as the auditor and monitor of the clinical studies. The agreement terminates upon completion of the services unless terminated earlier by either party upon prior written notice or upon a material breach and a failure to cure, and upon such termination the Company retain all rights to the research performed under the agreement. The Company has expensed $147,000 since inception of the contract through December 31, 2003. If all three clinical studies in Israel were concluded, the additional cost under this contract would be $106,000. The Company cannot at this time determine the financial impact of reducing the number of trials under this contract.

         In November 2002 the Company entered into an agreement with Kaplan Medical Center in Israel to act as the center for the Phase I/II study using AVR118 for cachectic patients with AIDS. The agreement terminates upon conclusion of the study, or upon prior written notice, and upon such termination the Company retains all rights to the research performed under the agreement. To date, 23 patients have been enrolled in the study out of 30 patients contemplated under the study protocol, and the estimated completion date for the study is the second quarter of 2004. The Company has expensed $103,000 since inception of the contract through December 31, 2003.

         The cost to complete the Phase I/II study in Israel of AVR118 for cachectic patients with AIDS is estimated to be $277,000. In addition, the Company believes it will incur an additional $150,000 for expenses in the U.S. related to analyzing the data from the Phase I/II study in Israel as well as strategic consulting.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

STATUS OF ISRAEL CLINICAL TRIALS (Continued)

         Conducting the clinical trials of AVR118 will require significant cash expenditures. AVR 118 may never be approved for commercial distribution by any country. Because the Company's research and development expenses and clinical trial expenses will be charged against earnings for financial reporting purposes, we expect that losses from operations will continue to be incurred for the foreseeable future. We currently do not have sufficient funds to complete all phases of clinical trials of AVR 118. We are attempting to secure funds through the sale of the Company's securities.

         The studies being conducted in Israel are subject to risks associated with the political, economic and military conditions affecting Israel and the Middle East, and recent world events, including terrorism and war, have made it difficult to predict whether or in what manner these problems will be resolved.

         The Company's studies detailing the results of the research and testing being conducted in Israel may not positively impact the FDA's decision to approve a new IND for injectable AVR118 or approve the marketing, sales or distribution of AVR118 within the United States, and as a result may not improve the Company's chances of gaining approval for the marketing, sales or distribution of AVR118 anywhere in the world. The Company cannot provide assurances that it will acquire additional financial resources to complete all phases of the clinical trials, or, if it acquires such resources, that it will do so on favorable terms.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS

         GLOBOMAX AGREEMENT

         On January 18, 1999, the Company entered into a consulting agreement with GloboMax LLC to provide services at hourly rates established by the contract to the Company's Investigational New Drug application submission and to perform all work that is necessary to obtain FDA approval. In addition, GloboMax and its subcontractors are assisting the Company in conducting Phase I clinical trials for AVR118. The contract was extended by mutual consent of both parties. The Company has paid approximately $5,031,000 for services rendered and reimbursement of expenses by GloboMax and its subcontractors through December 31, 2002. There were no expenditures in 2003 and GloboMax is no longer providing services to or representing Advanced Viral.

         HARBOR VIEW AGREEMENTS

         On February 7, 2000, the Company entered into a consulting agreement with Harbor View Group, Inc. for past and future consulting services related to corporate structures, financial transactions, financial public relations and other matters through December 31, 2000. In connection with this agreement, the Company issued warrants to purchase 1,750,000 shares at an exercise price of $0.21 per share and warrants to purchase 1,750,000 shares at an exercise price of $0.26 per share until February 28, 2005. The fair value of the warrants was estimated to be $200,249 ($0.057 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 90%; a risk-free interest rate of 6% and an expected holding period of eleven months (the term of the consulting agreement). This amount was amortized to consulting expense during the year ended December 31, 2000.

         In May 2002, the Company entered into an agreement with Harbor View Group, Inc., which terminated all consulting agreements with Harbor View Group, Inc. as of December 31, 2001. In consideration for consulting services provided by Harbor View to the Company from January 2002 to May 2002, the Company granted to Harbor View warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.18 per share. The warrants are exercisable in whole or in part at any time and from time to time prior to May 30, 2008. The fair value of the warrants was estimated to be $190,757 ($0.1908 per warrant) based upon a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 117%; a risk-free interest rate of 4.38% and an expected holding period of six years. This amount was charged to compensation expense for options and warrants during the year ended December 31, 2002.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         HIRSCHMAN AGREEMENT

         In May 1995, the Company entered into a consulting agreement with Shalom Hirschman, M.D., Professor of Medicine of Mt. Sinai School of Medicine, New York, New York and Director of Mt. Sinai's Division of Infectious Diseases, whereby Dr. Hirschman was to provide consulting services to the Company through May 1997. The consulting services included the development and location of pharmacological and biotechnology companies and assisting the Company in seeking joint ventures with and financing of companies in such industries. In connection with the consulting agreement, the Company issued to Dr. Hirschman 1,000,000 shares of the Company's common stock and the option to acquire 5,000,000 shares of the Company's common stock for a period of three years as per the vesting schedule as referred to in the agreement, at a purchase price of $0.18 per share. As of December 31, 2003, 900,000 shares have been issued upon exercise of these options for cash consideration of $162,000 under this Agreement.

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

         In May 2000, the Company and Dr. Hirschman entered into a second amended and restated employment agreement (the "Agreement") which supersedes in its entirety the July 1998 Employment Agreement. Pursuant to this Agreement, Dr. Hirschman was employed to serve as Chief Executive Officer and President of the Company until December 31, 2002, provided, however, the Agreement is extended automatically by one year, each year, unless notice of termination has been given by either Dr. Hirschman or the Company. In July 2002, the Company notified Dr. Hirschman that the Agreement will not be extended subsequent to December 31, 2004. The Agreement provides for Dr. Hirschman to receive an annual base salary of $361,000 (effective January 1, 2000), use of an automobile, major medical, disability, dental and term life insurance benefits for the term of his employment and for the payment of $100,000 to Dr. Hirschman on the earlier to occur of (i) the date an IND number is obtained from and approved by the FDA so that human research may be conducted using AVR118; or (ii) the execution of an agreement relating to co-marketing pursuant to which one or more third parties commit to make payments to the Company of at least $15 million. On September 4, 2001, the Company received an IND number from the FDA. Therefore, of the $100,000 described above, $25,000 was paid as of December 31, 2001 with an additional $25,000 paid in January 2002 and the $50,000 balance paid in January 2004.

         The Agreement also provides for previously issued options to acquire 23,000,000 shares of common stock at $0.27 per option share to be immediately vested as of the date of this agreement and are exercisable until February 17, 2008. The fair value of these options was estimated to be $5,328,000 based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; a risk-free interest rate of 6% and an expected life of 32 months. The Company has recognized the $5,328,441 fair value of the options as compensation expense on a pro-forma basis in May 2000 based upon the vesting terms of the employment agreement.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

        CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

        HIRSCHMAN AGREEMENT (Continued)

        On August 27, 2003, Shalom Z. Hirschman, M.D. resigned as an officer and director of Advanced Viral upon the terms and conditions of a Third Amended and Restated Employment Agreement dated August 27, 2003. The resignation of Dr. Hirschman was not due to any disagreement with Advanced Viral on any matter relating to Advanced Viral's operations, policies or practices.

        Pursuant to a Third Amended and Restated Employment Agreement dated as of August 26, 2003 between Advanced Viral and Dr. Hirschman, the Company employ Dr. Hirschman on a full business time basis as its chief scientist. Pursuant to the agreement, the term of Dr. Hirschman's employment continues until December 31, 2004 unless sooner terminated pursuant to the agreement. If the agreement is terminated by the Company for cause, all unvested stock options granted to Dr. Hirschman expire within 90 days of such termination date. If the agreement is terminated by Dr. Hirschman for good reason, the Company is required to pay to Dr. Hirschman his annual salary and employee benefits through the term of the agreement. Pursuant to the agreement, Dr. Hirschman receives an annual salary of $361,000, payable in equal biweekly installments. The agreement also entitles Dr. Hirschman to a major medical insurance policy, disability policy and dental policy insurance to Dr. Hirschman and his dependents that is reasonably acceptable to the parties, and a term life insurance policy for at least $1 million, with a beneficiary to be designated by Dr. Hirschman. The agreement further provides that the Company shall:

         o lease or purchase for Dr. Hirschman, at his discretion, an automobile selected and to be used by him, having a list price not in excess of $40,000, and pay for all gas, oil, repairs and maintenance, as well as the lease or purchase payments, as applicable, in connection with the automobile;

         o reimburse Dr. Hirschman for all of his proven expenses incurred in and about the course of his employment that are deductible under the current tax law, including, among other expenses (i) his license fees, membership dues in professional organizations, subscriptions to two professional journals, not to exceed $1,200; (ii) necessary travel, hotel and entertainment expenses incurred in connection with overnight, out-of-town trips that contribute to the benefit of Advanced Viral and as requested by the board of directors, and all other expenses that may be pre-approved by our board of directors; and

         o provide not less than four weeks paid vacation annually and such paid sick or other leave as the Company provide to all of its employees.

        The agreement also provides for the payment of $50,000 to Dr. Hirschman provided (i) the Company receive new financing or a capital investment of not less than $1,500,000, and (ii) Dr. Hirschman is terminated other than for cause. The agreement further contains certain confidentiality and non-compete provisions, ratifies his currently outstanding stock options, and obligates the Company to use its best efforts to cause shares underlying the options to be registered or to have the registration of such shares to continue to be effective in order that the shares may be resold without a restrictive legend.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         HAWKINS EMPLOYMENT AGREEMENT

         Pursuant to an Employment Agreement dated February 10, 2004, the Company engaged Elma S. Hawkins, Ph.D. to be its President and Chief Executive Officer on a full time basis commencing February 18, 2004 until February 2006 unless terminated earlier as provided in the agreement. The initial term may be extended for successive one (1) year periods unless either party gives the other thirty (30) days prior written notice of its intent not to renew prior to the expiration of the then current term. Dr. Hawkins shall receive a base salary of $350,000 per year, and shall be eligible to receive an annual cash bonus of up to 50% of her then base salary based on certain performance objectives in the sole discretion of the Board of Directors. In addition, Advanced Viral agreed to pay Dr. Hawkins a signing bonus of $50,000. The agreement also entitles Dr. Hawkins and her dependents to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other executives of Advanced Viral and their families. The agreement further provides that:

                  o The Company shall pay the dues of such professional associations and societies of which Dr. Hawkins is a member in furtherance of her duties.

                  o The Company shall reimburse Dr. Hawkins for reasonable expenses relating to professional licenses, entertainment, travel, and similar items in accordance with the policies, practices and procedures of Advanced Viral.

                  o The Company shall furnish Employee with an automobile and pay all expenses related to such automobile for use in the performance of her duties, or, at the Company's discretion provide, at its expense, car transportation between New York City and the Yonkers, New York headquarters.

                  o Dr. Hawkins will be entitled to four (4) weeks paid vacation annually or such other time as authorized by the Board of Directors during which time her compensation shall be paid in full. Vacation Days unused in any calendar year may not be accumulated and carried forward and used in future years.

         If the agreement is terminated by the Company for cause, or Dr. Hawkins voluntarily resigns, becomes disabled or dies, then Dr. Hawkins or her estate shall be entitled to her base salary earned through the date of termination, accrued vacation, and all applicable reimbursements due. If the agreement is terminated for other reasons by either party, Dr. Hawkins shall be entitled to, in one lump sum payment, that amount which is equivalent to her base salary paid for the fiscal year immediately prior to her termination, and all applicable reimbursements due. Payment of the lump sum severance benefit is conditioned upon the release by Dr. Hawkins of Advanced Viral, to the maximum extent permitted by law, from any and all claims she may have against the Company that relate to or arise out of her employment or termination of employment.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         HAWKINS AGREEMENT (Continued)

         Pursuant to the agreement, Dr. Hawkins received an option to purchase 40 million shares of common stock through February 2009. The option vests in increments of 666,667 on a monthly basis, and is exercisable at four different prices, as follows: (i) $0.12 for the first 8 million option shares; (ii) $0.129 for the next 8 million option shares; (iii) $0.139 for the next 8 million option shares; (iv) $0.149 for the next 8 million shares and (v) $0.160 for the last 8 million option shares. If Dr. Hawkins is terminated for cause or if she voluntarily resigns without cause, the option shall expire for all option shares which have as of such date not become exercisable but shall survive with respect to option shares that have become exercisable as of such date, (the "Surviving Options"), provided, however, notwithstanding anything contained herein to the contrary, she shall have 90 days to exercise the Surviving Options. the option shall immediately expire and she shall forfeit all rights to acquire the option shares. Upon the termination of Dr. Hawkins' employment for other reasons, the option shall immediately become exercisable for that number of option shares equal to the number of option shares which would have been subject to exercise by Dr. Hawkins during the then current term of the employment agreement (without giving effect to any extensions thereof).

         OTHER EMPLOYEES

         In connection with the employment of its Chief Financial Officer, the Company granted Alan Gallantar options to purchase an aggregate of 4,547,880 shares of the Company's common stock. Such options have a term of ten years commencing October 1, 1999 through September 30, 2009 and have an exercise price of $0.24255 per share. These options are fully vested.

         The fair value of these options was estimated to be $376,126 ($0.0827 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; a risk-free interest rate of 6% and an expected life of ten years.

         On January 3 and December 29, 2000, the Company issued to certain other employees stock options to acquire an aggregate of 430,000 and 716,000 shares of common stock at an exercise price of $0.21 and $0.33 per share, respectively. These options expire on January 2, 2010 and December 29, 2010, respectively, and vest in 20% increments at the end of each year for five years. The fair value of the these options was estimated to be $42,342 ($0.1721 per option share) and $117,893 ($0.2788 per option share), respectively, based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 80%; a risk-free interest rate of 6%; an expected life of ten years; and a termination rate of 10%.

         In May 2002, the Company granted to certain of its employees options to purchase 274,000 shares of the Company's common stock. Such options have an exercise price of $0.17 per share, vest in 20% increments over a five-year period commencing January 2003 through January 2012. The fair value of the these options was estimated to be $43,922 ($0.1603 per option share) and based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 117%; a risk-free interest rate of 4.38%; an expected

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

         CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

         OTHER EMPLOYEES (Continued)

         life of approximately 10 years. The Company will recognize the fair value of the options as compensation expense on a pro-forma basis over approximately 5 years (the vesting period of the options).

         In August 2003, the Company granted an aggregate of 3,010,000 options to purchase shares of the Company's common stock to certain employees. The options are exercisable at $0.052 per share through August 26, 2008, and vest in 20 equal installments each quarter over five years. The fair value of the options was estimated to be $147,177 ($0.049 per option) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 128%; a risk-free interest rate of 3.99% and an expected holding period of eight years.

         OPTIONS GRANTED TO MEMBERS OF THE BOARD OF DIRECTORS AND ADVISORY
         BOARDS

         MEMBERS OF ADVISORY BOARDS

         The Company values these options based upon a measurement date consistent with the vesting schedule of the options.

         In May 2002, the Company granted to members of its Scientific Advisory Board and Business Advisory Board options to purchase an aggregate of 2,250,000 shares of common stock at an exercise price of $0.12 per share, which options are exercisable 25% immediately, 25% on June 20, 2002, 25% on September 20, 2002 and 25% on December 20, 2002 through May 5, 2010. The fair value of the options was estimated to be $246,822 ($0.1097 per option) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 115%; a risk-free interest rate of 4.88% and an expected holding period of eight years. This amount was charged to compensation expense for options and warrants during the year ended December 31, 2002. The Business Advisory Board was dissolved during December 2002

         In September 2002, the Company granted to Sidney Pestka, M.D., a member of the Scientific Advisory Board, options to purchase 250,000 shares of common stock at an exercise price of $0.14 per share, which options are exercisable 25% immediately, 25% on December 18, 2002, 25% on March 18, 2003 and 25% on June 18, 2003 through September 17, 2010. Compensation expense for the year ended December 31, 2002 was $6,438.

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

         In December 2003 the Company granted to members of its Scientific Advisory Board, options to purchase 1,450,000 shares of common stock at an exercise price of $0.18 per share vesting immediately and exercisable until December 2013. The fair value of these options was estimated to be $252,934 ($.1744 per option) based upon a financial analysis of the terms of the options using the Black-Scholes pricing model with the following assumptions expected volatility of 131%; a risk-free interest rate of 4.20% and an expected holding period of 10 years. This amount was charged to compensation expense for options and warrants during the year ended December 31, 2003.

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

         In June 2002, the Company granted to Roy S. Walzer, upon his becoming a member of the Board of Directors and member of various committees of the Board, options to purchase 528,800 shares of common stock at an exercise price of $0.295 per share, which options are exercisable 25% immediately, 25% on September 10, 2002, 25% on December 10, 2002 and 25% on March 10, 2003 through June 9, 2010. The fair value of the these options was estimated to be $140,608 ($0.2659 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 115%; a risk-free interest rate of 4.88% and an expected life of eight years. The Company will recognize the fair value of the options as compensation expense on a pro-forma basis recognizing 25% of the fair value over each vesting period.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

         OPTIONS GRANTED TO MEMBERS OF THE BOARD OF DIRECTORS AND ADVISORY BOARDS (Continued)

         BOARD OF DIRECTORS (Continued)

         In July 2002, the Company granted to Paul Bishop, upon his becoming a member of the Board of Directors, options to purchase 238,356 shares of common stock at an exercise price of $0.17 per share,) which options are exercisable 25% immediately, 25% on October 29, 2002, 25% on January 29, 2003 and 25% on April 29, 2003 through July 28, 2010. The fair value of the these options was estimated to be $38,509 ($0.1616 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 133%; a risk-free interest rate of 4.38% and an expected life of eight years. The Company will recognize the fair value of the options as compensation expense on a pro-forma basis recognizing 25% of the fair value over each vesting period.

         In September 2002, the Company granted to Richard Kent, upon his becoming a member of the Board of Directors, and member of various committees of the Board, options to purchase 241,096 shares of common stock at an exercise price of $0.14 per share, which options are exercisable 25% immediately, 25% on December 24, 2002, 25% on March 24, 2003 and 25% on June 24, 2003 through September 23, 2010. The fair value of the these options was estimated to be $29,377 ($0.1218 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 127%; a risk-free interest rate of 4.38% and an expected life of eight years. The Company will recognize the fair value of the options as compensation expense on a pro-forma basis recognizing 25% of the fair value over each vesting period.

         In December 2002, the Company granted an aggregate of 10,600,000 options to purchase shares of the Company's Common stock to certain Members of the Board of Directors and various committees of the Board of Directors. The exercise price was $0.075 per share, and the options are exercisable 25% on March 20, 2003, 25% on June 20, 2003, 25% on September 20, 2003 and 25% on December 20, 2003 through December 20, 2010. The fair value of the options was estimated to be $773,042 ($0.0729 per option) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 114%; a risk-free interest rate of 4.14% and an expected holding period of eight years. The Company will recognize the fair value of the options as compensation expense on a pro-forma basis recognizing 25% of the fair value over each vesting period.

         In August 2003, the Company granted an aggregate of 22,500,000 options to purchase shares of the Company's Common stock to certain members of the Board of Directors. Options to purchase 17,500,000 shares are exercisable at $0.052 per share through August 26, 2013. Options to purchase 5,000,000 shares are exercisable at $0.063 per share through August 26, 2013. The fair value of the options was estimated to be $1,129,017 ($0.05 per option) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 128%; a risk-free interest rate of 4.47% and an expected holding period of 10 years.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

         OPTIONS GRANTED TO MEMBERS OF THE BOARD OF DIRECTORS AND ADVISORY BOARDS (Continued)

         BOARD OF DIRECTORS (Continued)

         In December 2003, the Company granted an aggregate of 21,200,000 shares of the Company's common stock to certain members of the Board of Directors and various committees of the Board of Directors options to purchase 12,200,000 shares are exercisable at $0.18 per share, which options vest 25% immediately, 25% on March 19, 2004, 25% on June 19, 2004 and 25% on September 19, 2004 through December 19, 2003. The remaining 9,000,000 shares are exercisable at $0.18 per share and vest at the rate of 750,000 options every 30 days commencing December 20, 2003 through December 2013. The fair value of the options was estimated to be $3,698,678 ($0.1745 per option) based upon a financial analysis of the terms of the options using the Black-Scholes pricing model with the following assumptions: expected volatility of 131%; a risk-free interest rate of 4.20% and on expected holding period of ten years. The company will recognize the fair value of the options as compensation expense on a pro-forma basis based on the percentage vested at each vesting period.

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

         During February 2003, Richard S. Kent resigned from the Company's Board of Directors. Under the terms of his option agreements he is entitled to exercise options to purchase 431,271 shares of the Company's common stock until February 2006.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

         OPTIONS GRANTED TO MEMBERS OF THE BOARD OF DIRECTORS AND ADVISORY BOARDS (Continued)

         BOARD OF DIRECTORS (Continued)

         During September 2003 Ms. Carol Armenti resigned from the Scientific Advisory Board. Under terms of her option agreement she is entitled to exercise options to purchase 434,103 options shares of the Company's common stock until September 2006.

         SUMMARY OF STOCK OPTIONS

         The fair value of each option is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002, and 2001, respectively: divided yield of 0.0% percent for all years; expected volatility of 113% to 128%, 113% to 133%,, N/A, and, risk-free interest rates of 4%, 4%,and N/A and expected lives of 8 to 10, 8 to 10, and N/A years. A summary of the status of the Company's fixed stock options as of December 31, 2003, 2002 and 2001, and changes during the years ending on those dates is presented below


                                                              2003                       2002                             2001
                                                            Weighted-                   Weighted-                        Weighted-
                                                             average                    average                           average
                                                             Exercise                   Exercise                          Exercise
                                             Shares            Price      Shares          Price             Shares         Prie
                                           ----------       ---------   ----------      ----------       ----------      ---------
         Outstanding at  beginning of
          year                             63,833,427         .2122     51,056,380        .2557          51,426,380        .2560
            Granted                        48,410,000         .113      19,782,252          .10             100,000          .31
            Exercised                              --                           --           --             (60,000)         .30
            Forfeited                      (2.068,722)       (.1277)    (7,005,205)          --            (410,000)          --
         Outstanding at end of year       110,174,705         .1704     63,833,427        .2122          51,056,380        .2557
         Options exercisable at
         year-end;                         90,824,305         .1724     50,473,879        .2433          48,518,420        .2553
         weighted-average fair value
         of options granted during
         the year                                               .11                         .10                              .31



         The following table summarizes information about stock options outstanding at December 31, 2003:


                                                 Options Outstanding                              Options Exercisable
                               ---------------------------------------------------        ---------------------------------
                                 Number        Weighted-average                             Number
              Range of         Outstanding        Remaining        Weighted-average       Exercisable       Weighted-average
           Exercise Prices     At 12/31/03    Contractual Life      Exercise Price        At 12/31/03        Exercise Price
           ---------------     -----------    ----------------      --------------        -----------        --------------
              .01 - .07        25,510,000         9.5 years              .0542             22,510.000             .0544
              .08 - .12        16,695,492         7.9 years             . 0944             16,695,492             .0944
              .13 - .18        27,328,382         9.0 years              .1793             11,166,582             .1790
              .19 - .27        35,727,880         4.5 years              .2572             35,655,880             .2573
              .28 - .36         4,912,951         4.8 years              .3497              4,796,351             .3502



                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

         SUMMARY OF STOCK OPTIONS (Continued)

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


                                                                         Year Ended December 31,
                                           ------------------------------------------------------------------------------------
                                             2003            2002               2002                2001                2001
                                           Reported        Reported            Restated            Reported            Restated
                                           --------        --------            --------            --------            --------
         Net loss                       $ (7,816,811)    $(10,342,335)       $ (9,321,065)       $(11,715,568)       $(11,086,567)
         Deduct: total stock-based
           compensation expense
           determined under fair value
           based method for all awards,
           net of related tax effects     (2,790,859)      (2,016,132)           (724,048)         (2,374,643)           (154,034)
         Pro forma net loss             $(10,607,670)    $(12,358,467)       $(10,045,113)       $(14,090,211)       $(11,240,601)
         Loss per share - basic and
           diluted
            As reported                 $       (.02)    $      (0.02)       $      (0.02)       $      (0.03)       $      (0.03)
            Pro forma                   $       (.02)    $      (0.03)       $      (0.02)       $      (0.04)       $      (0.03)



         DISTRIBUTION AGREEMENTS

         The Company currently is a party to separate agreements with four different entities, whereby the Company has granted exclusive rights to distribute AVR118 in the countries of Canada, China, Japan, Macao, Hong Kong, Taiwan, Mexico, Argentina, Bolivia, Paraguay, Uruguay, Brazil and Chile. Pursuant to these agreements, distributors are obligated to cause AVR118 to be approved for commercial sale in such countries and, upon such approval, to purchase from the Company certain minimum quantities of AVR118 to maintain the exclusive distribution rights. Leonard Cohen, a former consultant to the Company, has informed the Company that he is an affiliate of two of these entities. To date, the Company has recorded revenue classified as other income for the sale of territorial rights under the distribution agreements. The Company has made no sales under the distribution agreements other than for testing purposes.

         On February 9, 2004, the Company entered into a termination and release agreement with DCT, S.R.L. and certain of its affiliates pursuant to which a distribution agreement and various testing agreements with DCT, along with any and all distribution rights and rights to royalties or fees thereunder, were terminated. In addition, the agreement provides that any and all intellectual property rights relating to the terminated agreements were the property of Advanced Viral, and the parties released each other from claims relating thereto. In consideration, the Company agreed to pay DCT $60,000 and granted warrants to purchase an aggregate of five million shares of common stock to certain of DCT's affiliates at an exercise price of $0.16 for a period of five years. In addition the recipients of the warrants agreed not to sell more than an aggregate of two million shares of common stock in any six-month period for a period of five years.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

         CONSTRUCTION COMMITMENT

         In November 1999, the Company entered into an agreement with an unaffiliated third party to construct leasehold improvements at an approximate cost of $380,000 for research and development purposes at the Company's Yonkers, New York facilities which has been completed as of June 30, 2001. In October 2000, the Company entered into another agreement with the unaffiliated third party to construct additional leasehold improvements at an approximate cost of $325,000 for research and development purposes at the Company's Yonkers, New York facilities, of which the entire amount has been incurred as of December 31, 2001. During 2002, additional costs were incurred to complete leasehold improvements for research and development purposes of approximately $222,000, which was paid during 2003.

         LEASES

         CAPITAL LEASES

         During 1998, the Company entered into a purchase lease agreement for equipment totaling $222,318. The lease calls for monthly payments of $4,529 for 60 months commencing on September 1998 and expiring on July 2003. During 1999, the Company entered into a purchase lease agreement for equipment totaling $38,645. The lease calls for monthly payments of $965 for 48 months commencing in August 1999 and expiring in July 2003. During 2000, the Company entered into a purchase lease agreement for equipment totaling $13,197. The lease calls for monthly payments of $447 for 36 months commencing in January 2001 and expiring in December 2003. During 2002, the Company entered into a purchase lease agreement for equipment totaling $146,672. The lease calls for monthly payments of $5,903 for 24 months commencing in February 2002 and expiring in January 2004. The January 2004 payment was made in December 2003. There are no lease obligations at December 31, 2003.

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

         The Company leased an automobile in November 1999 for 39 months at $711 per month expiring in January 2003. Dr. Hirschman entered into a new
         39 month lease for $716 per month, starting in February 2003 and expiring in April 2006. The Company is obligated to make payments under this lease through December 2004, which is reflected in the following table.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

         LEASES (Continued)

         OPERATING LEASES (Continued)

         Total lease expense for the years ended December 31, 2003, 2002 and 2001 amounted to $298,763, $263,609 and $296,064, respectively.

         Future minimum lease commitments as of December 31, 2003 are as follows:

                    Year ending December 31:
                       2004                                    $299,000
                       2005                                      97,000
                                                               --------
                            TOTAL                              $396,000
                                                               ========
NOTE 12. SEVERANCE AGREEMENTS

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

NOTE 13. SETTLED LITIGATION

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

         During May 2003, the Company entered into a settlement and mutual release agreements with the parties involved in both the Florida and New York litigation, which, among other things, dismissed the lawsuits with prejudice. In exchange for release by the parties to the lawsuits of their rights to exercise the warrants issued in the September 2002 financing, the Company paid and recorded $1,050,647. Therefore, the Company recorded this obligation as a cost associated with the September 2002 financing by reducing Paid in Capital.

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

         During 2003 the Company issued 89,067,732 shares of common stock for an aggregate of $5,646,000. The amounts were comprised of the issuance of 44,720,000 shares of common stock for $2,893,000, the issuance of 44,590,205 shares of common stock upon the conversion of $2,700,000 of convertible debentures and $36,000 of interest and the issuance of 107,527 shares of common stock for a $10,000 finders fee for the Cornell Capital Partners April Debenture and an additional 100,000 shares of common stock for $7,900 of services rendered to the Company during 2003.

         During 2003, 2002 and 2001, additional paid-in-capital was recorded of $0, $177,963 and $691,404 respectively, relating to the modification of option terms. A summary of these modifications to equity instruments is set forth below:

                 SUMMARY OF MODIFICATIONS TO EQUITY INSTRUMENTS


                                                                    Original                                           New
                                    Black-scholes                   Exercise        Original           New         Expiration
           Year    Grantee           Calculation  Option Shares      Price      Expiration Date  Exercise Price       Date
           ----    -------           -----------  -------------      -----      ---------------  --------------       ----
           2001    Richard Rubin         $25,595        144,000      $0.27         3/23/2001         $0.27         12/31/2001
           2001    Richard Rubin         $38,518        290,000      $0.36         3/23/2001         $0.36         12/31/2001
           2001    Elliott Bauer         $13,330         75,000      $0.27         3/23/2001         $0.27         12/31/2001
           2001    Elliott Bauer          $9,961         75,000      $0.36         3/23/2001         $0.36         12/31/2001
           2001    Henry Kamioner       $115,291        500,000      $0.19         3/23/2001         $0.19         12/31/2001
           2001    Henry Kamioner        $88,870        500,000      $0.27         3/23/2001         $0.27         12/31/2001
           2001    Henry Kamioner        $66,410        500,000      $0.36         3/23/2001         $0.36         12/31/2001
           2001    Elliott Bauer        $318,359      3,349,500      $0.18        12/31/2001         $0.19         6/30/2002
           2001    Elliott Bauer          $3,958         75,000      $0.27        12/31/2001         $0.28         6/30/2002
           2001    Elliott Bauer          $2,200         75,000      $0.36        12/31/2001         $0.37         6/30/2002
           2001    Leonard Cohen          $8,912        100,000      $0.19        12/31/2001         $0.20         6/30/2002
                                        --------      ---------
                                        $691,404      5,683,500

           2002    Bauer                $174,068      3,349,500      $0.19         6/30/2002         $0.19         12/31/2002
           2002    Bauer                  $2,372         75,000      $0.28         6/30/2002         $0.28         12/31/2002
           2002    Bauer                  $1,523         75,000      $0.37         6/30/2002         $0.37         12/31/2002
                                        --------      ---------
                                        $177,963      3,499,500



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

         As of December 31, 2003, the Company had net operating loss carry forwards for Federal income tax reporting purposes amounting to approximately $44,891,000, which expire in varying amounts to 2023.

         The Company presently has temporary differences between financial reporting and income tax reporting relating to the amortization of warrant costs, compensation expense for the extension of options, depreciation and patent costs.

         The components of the deferred tax asset as of December 31, 2003 and 2002 were as follows:


                                                               2003              2002               2002
                                                             Reported          Reported           Restated
                                                            -----------       -----------       -----------
         Benefit of net operating loss carry forwards       $15,297,000       $13,634,000       $13,379,340
         Less valuation allowance                           $15,297,000        13,634,000        13,379,340
                                                            -----------       -----------       -----------
         Net deferred tax asset                             $        --       $        --       $        --
                                                            ===========       ===========       ===========


         As of December 31, 2003 and 2002, sufficient uncertainty exists regarding the realizability of these operating loss carry forwards and, accordingly, a 100% valuation allowance has been established regarding these deferred tax assets.

         In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater than 50% of a corporation within a three year period will place an annual limitation on the corporation's ability to utilize its existing tax benefit carry forwards. The Company's utilization of its tax benefit carry forwards may be further restricted in the event of future changes in the ownership of the Company from the exercise of options and warrants or other future issuances of common stock.

                          ADVANCED VIRAL RESEARCH CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 16. DISCONTINUED OPERATIONS

         SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale to be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. See Note 6 for more detail regarding the planned sale of LTD and classification as held for sale during 2002. The following table details the amounts reclassified to discontinued operations:


                                                                                                       Inception
                                                                                                     (February 20,
                                                          Year Ended December 31,                       1984) to
                                             -------------------------------------------------        December 31,
                                                2003               2002               2001                2003
                                             -----------        -----------        -----------        -----------
         Revenues                            $        --        $        --        $        --        $        --
                                             -----------        -----------        -----------        -----------
         Costs and Expenses:
            General and administrative       $    16,864            181,348            238,311          1,327,214
            Depreciation                          15,844             20,062             21,048            287,342
                                             -----------        -----------        -----------        -----------
                                                  32,708            201,410            259,359          1,614,556
                                             -----------        -----------        -----------        -----------
         Loss from Operations                    (32,708)          (201,410)          (259,359)        (1,614,556)

         Other Income                                 --                256                245              4,655
                                             -----------        -----------        -----------        -----------
            Discontinued operations          $   (32,708)       $  (201,154)       $  (259,114)       $(1,609,901)
                                             ===========        ===========        ===========        ===========



NOTE 17. 401(K) PLAN

         In December 1999, the Company adopted a 401(k) plan that allows eligible employees to contribute up to 20% of their salary, subject to annual limits imposed by the Internal Revenue Service. The Company matches 50% of the first 6% of the employee contributions in common stock and may, at its discretion, make additional contributions based upon earnings. In March 2001, the Company funded the 401(k) plan with $23,757 to enable the 401(k) plan to purchase shares of common stock on the open market to contribute to the 401(k) plan for the employer match for the year ended December 31, 2001. At December 31, 2002 the Company accrued $40,675 to fund the 401k plan representing the Company's match for the plan year 2002. In 2003 the Company purchased $40,675 of common stock in the open market at prevailing market prices to satisfy its 2002 matching contribution obligations. In March 2003, the Company amended the terms of the Company's 401(k) plan to terminate the obligation to make matching contributions.