Form 10-Q
period 2004-03-31
ADVANCED VIRAL RESEARCH CORP
filed 2004-05-14
CIK 786623

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended
March 31, 2004

OR

☐ TRANSITION REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to _____________

Commission File Number 33-2262-A

ADVANCED VIRAL RESEARCH CORP.

(Exact name of registrant as specified in its charter)

Delaware	59-2646820

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 Corporate Boulevard South, Yonkers, New York	10701

Address of principal executive offices)	Zip Code

(914) 376-7383
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☑

Indicate the number of shares outstanding of the registrant’s Common Stock outstanding as of the close of business on May 14, 2004: 632,291,677

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

     These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,738,391	$270,936
Prepaid insurance	91,322	71,312
Assets held for sale	147,888	147,531
Other current assets	8,704	4,108

Total current assets	2,986,305	493,887
Property and Equipment, Net	1,114,491	1,322,253
Patents and other assets	1,061,926	1,172,778

Total assets	$5,162,722	$2,988,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$626,835	$792,398
Accrued liabilities	104,826	120,487
Current portion of note payable	7,872	15,572

Total current liabilities	739,533	928,457

Convertible debenture, net	431,900	1,427,946

Common Stock Subscribed but not Issued	—	280,000

Commitments, Contingencies and Subsequent Events	—	—

Stockholders’ Equity:
Common stock; 1,000,000,000 shares of $.00001 par value authorized, 602,291,677 and 544,591,722 shares issued and outstanding	6,023	5,446
Additional paid-in capital	63,691,752	57,262,111
Deficit accumulated during the development stage	(59,706,486)	(56,915,042)

Total stockholders’ equity	3,991,289	352,515

Total liabilities and stockholders’ equity	$5,162,722	$2,988,918

See notes to consolidated financial statements.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Inception
	March 31,		(February 20, 1984) to
			March 31,
	2004	2003	2004
Revenues	$—	$—	$231,892

Costs and Expenses:
Research and development	457,418	457,910	20,123,152
General and administrative	772,120	863,202	21,588,030
Compensation and other expense for options and warrants	—	125,572	4,929,024
Depreciation	207,763	237,740	3,002,912
Cost in connection with settlement of distribution agreement	687,005	—	687,005

	2,124,306	1,684,424	50,330,123

Loss from Operations	(2,124,306)	(1,684,424)	(50,098,231)

Other Income (Expense):
Interest income	13,798	6,189	928,018
Other income	—	—	120,093
Interest expense	(674,416)	(82,039)	(8,737,445)
Severance expense — former directors	—	—	(302,500)

	(660,618)	(75,850)	(7,991,834)

Loss from Continuing Operations	(2,784,924)	(1,760,274)	(58,090,065)
Loss from Discontinued Operations	(6,520)	(9,652)	(1,616,421)

Net Loss	$(2,791,444)	$(1,769,926)	$(59,706,486)

Net Loss Per Common Share Basic and Diluted:
Continuing operations	$(0.01)	$(0.00)
Discontinued operations	(0.00)	(0.00)

Net loss	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding	523,428,036	469,468,368

See notes to consolidated financial statements.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2004
(Unaudited)

	Common Stock				Deficit
					Accumulated
	Amount			Additional	during the
	Per			Paid-In	Development
	Share	Shares	Amount	Capital	Stage	Total
Balance, December 31, 2003	$—	544,591,722	$5,446	$57,262,111	$(56,915,042)	$352,515

Exercise of stock option	0.08500	100,000	1	8,499	—	8,500
Sale of common stock, for cash	0.10000	30,000,000	300	2,999,700	—	3,000,000
Sale of common stock, for cash	0.15000	2,166,666	21	324,979	—	325,000
Issuance of common stock, conversion of debt	0.11574	1,857,730	19	214,995	—	215,014
Issuance of common stock, conversion of debt	0.08000	21,945,719	220	1,755,438	—	1,755,658
Issuance of common stock, conversion of debt	0.13194	1,629,840	16	215,025	—	215,041
Expenses of stock issuance	—	—	—	(26,000)	—	(26,000)
Beneficial conversion feature, January debenture	—	—	—	250,000	—	250,000
Warrants issued in settlement of distribution agreement	—	—	—	687,005	—	687,005
Net loss, Three Months Ended March 31, 2004	—	—	—	—	(2,791,444)	(2,791,444)

Balance, March 31, 2004	—	602,291,677	$6,023	$63,691,752	$(59,706,486)	$3,991,289

See notes to consolidated financial statements.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,		Inception (February 20, 1984) to
			March 31,
	2004	2003	2004
Cash Flows from Operating Activities:
Net loss	$(2,791,444)	$(1,769,926)	$(59,706,486)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	211,724	241,701	3,588,255
Cost in connection with settlement of distribution agreement	687,005	—	687,005
Amortization of debt issuance costs	232,374	12,854	1,303,524
Amortization of deferred interest cost on beneficial conversion feature of convertible debenture	426,064	50,393	5,418,260
Amortization of discount on warrants	—	101,915	1,681,533
Amortization of discount on warrants — consulting services	—	—	230,249
Amortization of deferred compensation cost	—	—	760,500
Issuance of common stock for debenture interest	13,603	14,795	234,706
Issuance of common stock for services	—	—	1,586,000
Compensation expense for options and warrants	—	23,657	3,870,596
Changes in operating assets and liabilities:	—
Increase in other current assets	(28,925)	(50,607)	(123,464)
Increase in other assets	(21,523)	(92,261)	(1,799,731)
Increase (decrease) in accounts payable and accrued liabilities	(181,222)	334,252	737,863

Total adjustments	1,339,100	636,699	18,175,296

Net cash used in operating activities	(1,452,344)	(1,133,227)	(41,531,190)

Cash Flows from Investing Activities:
Purchase of investments	—	—	(6,292,979)
Proceeds from sale of investments	—	—	6,292,979
(Acquisition) disposal of property and equipment	—	4,929	(4,318,615)

Net cash provided by (used in) investing activities	—	4,929	(4,318,615)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible debt	900,000	—	14,569,388
Proceeds from sale of securities, net of issuance costs	3,307,500	1,093,465	35,574,484
Issuance of common stock subscribed	(280,000)	(883,900)	(1,163,900)
Proceeds from common stock subscribed but not issued	—	—	1,163,900
Payments under litigation settlement	—	—	(1,050,647)
Payments under capital lease	—	(39,308)	(420,581)
Payments on note payable	(7,701)	(6,593)	(103,448)
Recovery of subscription receivable written off	—	—	19,000

Net cash provided by financing activities	3,919,799	163,664	48,588,196

Net Increase (Decrease) in Cash and Cash Equivalents	2,467,455	(964,634)	2,738,391
Cash and Cash Equivalents, Beginning	270,936	1,475,755	—

Cash and Cash Equivalents, Ending	$2,738,391	$511,121	$2,738,391

Supplemental Disclosure of Cash Flow information
Cash paid during the year for interest	$2,375	$6,810

Supplemental Schedule of Non-Cash Investing and Financing Activities:
A note was issued in 2003 for approximately $16,000 to secure an obligation to an agency of New York State

See notes to consolidated financial statements.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements at March 31, 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position as of March 31, 2004 and results of operations for the three months ended March 31, 2004 and 2003 and cash flows for the three months ended March 31, 2004 and 2003. All such adjustments are of a normal recurring nature. Certain general and administrative expenses from inception relating to consulting services were reclassified to compensation expense for options and warrants to be consistent with current presentation.

During 2003, the Company discontinued allocating the majority of its general and administrative expenses to research and development. Subsequent to December 31, 2002, the Company reduced its research and development activities to include only research performed in Israel. Therefore, the Company’s allocation to research and development included only those direct expenses relating to the research and development activities in Israel and allocated salary and payroll taxes for the Company’s Chief Scientist, who oversaw the clinical trials in Israel and spent a portion of his time in these initiatives. This change was necessary to reflect current operating costs relating to the Company’s Yonkers, New York facility. Starting in 2004, the Company’s research and development efforts were directed to product development, regulatory affairs, quality control and quality assurance as well as its efforts in Israel. As such, a portion of the Company’s salaries and payroll taxes as well as facility costs at its Yonkers, New York headquarters were allocated to research and development.

The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued its Exposure Draft, “Share-Based Payment,” which is a proposed amendment to FASB Statement No. 123, “Accounting for Stock-Based Compensation.” The Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. FASB expects that a final standard would be effective for public companies for fiscal years beginning after December 15, 2004. The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until a final standard is issued by the FASB that requires this accounting. Proforma disclosures of quarterly earnings are included in Note 5 of this quarterly statement.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 2. LIQUIDITY CONSIDERATIONS

As indicated in the accompanying financial statements, the Company has suffered accumulated net losses of $59,706,486 since inception and is dependent upon registration of AVR118 for sale before it can begin commercial operations. The Company’s cash position may be inadequate to pay all the costs associated with operations and the full range of testing and clinical trials required by the FDA. Unless and until AVR118 is approved for sale in the United States or another industrially developed country, the Company will be dependent upon the continued sale of its securities, debt or equity financing for funds to meet its cash requirements.

On February 5, 2004, the Company entered into an agreement with two investors whereby the Company agreed to sell an aggregate of 120 million shares of its common stock and warrants to purchase 15 million shares of its common stock for an aggregate purchase price of $12 million. Pursuant to the agreement, the funding takes place in four equal stages of $3 million each, once every 90 days with the first $3 million funding having occurred on February 5, 2004. The second $3 million funding occurred on May 5, 2004.

Management believes that cash flows from the foregoing agreement and from current financing arrangements will be sufficient to fund current operations. Management intends to continue to sell the Company’s securities in an attempt to meet its cash flow requirements; however, no assurance can be given that equity or debt financing, if and when required, will be available.

NOTE 3. RESEARCH AND DEVELOPMENT ACTIVITES

REGULATORY ACTIVITIES

On July 30, 2001, the Company submitted an Investigational New Drug (IND) application to the United States Food and Drug Administration (FDA) for the use of AVR118 as a topical treatment for genital warts caused by human papilloma virus (HPV) infection. In September 2001, the FDA allowed the Company’s IND application for AVR118, which permitted the Company to begin Phase I clinical trials. In general, Phase I trials are open-label, dose-escalation safety studies in healthy human volunteers. The Company’s Phase I study was performed in the United States on healthy volunteers. In March 2002, the Company completed this trial and submitted to the FDA the results, which indicated that AVR118 was safe and well tolerated dermatologically at all doses administered in the study. Phase II trials of AVR118 would be designed to explore the effectiveness of the drug in a slightly larger population as well as to evaluate its safety further. Currently, the Company is determining the best course of action to proceed with the Phase II clinical trials of AVR118 for topical use.

STATUS OF CLINICAL TRIALS IN ISRAEL

The Company is currently testing injectable AVR118 in a Phase I/II study in Israel involving cachectic AIDS patients who may or may not be receiving anti-retroviral therapy or highly active anti-retroviral therapy (HAART). The Company’s objective for this study is to determine the safety and tolerability of AVR118. Although there can be no assurances, the Company anticipates that the clinical trials in Israel will help facilitate the planned investigational new drug (IND) application process for injectable AVR118 with the FDA.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 3. RESEARCH AND DEVELOPMENT ACTIVITES (continued)

STATUS OF ISRAEL CLINICAL TRIALS (continued)

In August 2003, the Company decided to defer the continuation of, and re-examine the procedures, protocol and objectives of, two other clinical trials in Israel using AVR118, a Phase I study for cachectic patients with leukemia and lymphoma and a Phase I study for cachectic patients with solid tumors. There can be no assurances as to when these two studies will be completed, if at all.

Because of the Company’s limited personnel, the Company believed it to be in its best interests to focus its clinical efforts on its one ongoing Phase I/II open-label dose-escalation clinical trial being conducted at The Kaplan Medical Center in Rehovot, Israel of AVR118 for cachectic patients with AIDS. Out of 30 total patients contemplated under the protocol for this study, 23 patients are enrolled, all of whom have completed the full course of treatment of AVR118. Interim results from the first 15 patients showed improvement in appetite, weight gain or stability, and enhanced quality of life. None of the first 15 patients reported any serious side effects associated with AVR118 therapy.

The Company estimates that enrollment of patients in this study will be completed during the second quarter of 2004. The study requires a two-week pre-treatment period, a four-week treatment period and a four-week follow-up period. It is estimated that all patients will have completed treatment and follow-up by the third quarter 2004. The completion of the study is dependent upon the availability of patients meeting the prescribed protocol and the ability of the hospitals to meet the requirements of the protocol. From inception of all the clinical studies in Israel through March 31, 2004, the Company has expensed approximately $2,029,000. The cost to complete the Phase I/II study in Israel of AVR118 for cachectic patients with AIDS is estimated to be $261,000. In addition, the Company believes it will incur an additional $150,000 for consulting expenses in the U.S. related to the analysis of data from this Phase I/II study as well as strategic consulting.

In April 2001, the Company formalized a 12-month agreement with Selikoff Center in Israel to develop clinical trials in Israel using AVR118, which arrangement has concluded. As of March 31, 2004, the Company had paid $242,000 for such research.

In September 2002, the Company entered into a contract with EnviroGene LLC, an affiliate of the Selikoff Center, to conduct, evaluate and maintain the scientific quality for the three clinical studies listed above. Under the terms of this agreement, EnviroGene will (1) finalize all Israeli government and hospital approval documents, (2) complete and organize the three clinical trials including establishing a network of scientists to perform said study/trial and initiate recruitment of patients and (3) perform the studies/trials and evaluate the results. Total costs for EnviroGene LLC in connection with these three clinical trials are $1,551,000, of which approximately $1,323,000 has been expensed and approximately $875,000 has been paid through March 31, 2004.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 3. RESEARCH AND DEVELOPMENT ACTIVITES (continued)

STATUS OF ISRAEL CLINICAL TRIALS (continued)

In October 2002, the Company entered into an agreement with Quintiles Israel Ltd. to act as the auditor and monitor of the clinical studies. The agreement terminates upon completion of the services unless terminated earlier by either party upon prior written notice or upon a material breach and a failure to cure, and upon such termination, the Company retain all rights to the research performed under the agreement. The Company has expensed $166,000 since inception of the contract through March 31, 2004. If all three clinical studies in Israel were concluded, the additional cost under this contract would be $87,000. The Company cannot at this time determine the financial impact of reducing the number of trials under this contract.

In November 2002, the Company entered into an agreement with Kaplan Medical Center in Israel to act as the center for the Phase I/II study using AVR118 for cachectic patients with AIDS. The agreement terminates upon conclusion of the study, or upon prior written notice, and upon such termination, the Company retains all rights to the research performed under the agreement. To date, 23 patients have been enrolled in the study out of 30 patients contemplated under the study protocol, and the estimated completion date for the study is the third quarter of 2004. The Company has expensed $133,000 since inception of the contract through March 31, 2004.

Conducting the clinical trials of AVR118 will require significant cash expenditures. AVR118 may never be approved for commercial distribution by any country. Because the Company’s research and development expenses and clinical trial expenses will be charged against earnings for financial reporting purposes, we expect that losses from operations will continue to be incurred for the foreseeable future. We currently do not have sufficient funds to complete all phases of clinical trials of AVR118. We are attempting to secure funds through the sale of the Company’s securities.

The studies being conducted in Israel are subject to risks associated with the political, economic and military conditions affecting Israel and the Middle East, and recent world events, including terrorism and war, have made it difficult to predict whether or in what manner these problems will be resolved.

The Company’s studies detailing the results of the research and testing being conducted in Israel may not positively impact the FDA’s decision to approve a new IND for injectable AVR118 or approve the marketing, sales or distribution of AVR118 within the United States, and as a result may not improve the Company’s chances of gaining approval for the marketing, sales or distribution of AVR118 anywhere in the world. The Company cannot provide assurances that it will acquire additional financial resources to complete all phases of the clinical trials, or, if it acquires such resources, that it will do so on favorable terms.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 3. RESEARCH AND DEVELOPMENT ACTIVITES (continued)

CONTRACTED RESEARCH AND DEVELOPMENT

On July 8, 2002, the Company extended an agreement with the Weizmann Institute of Science and Yeda its developmental arm in Israel, to conduct research on the effects of AVR118 on the immune system, especially on T lymphocytes. In addition, scientists are to explore the effects of AVR118 in animal models. Under its provisions, the study period was extended for another twelve months to July 7, 2003. Total costs incurred in connection with this research are expected to be $138,000. Since inception through March 31, 2004, the Company expensed $120,000 and paid $90,000 in connection with this agreement. Final payment has not been made pending receipt, review and approval of the final report.

OTHER RESEARCH AND DEVELOPMENT ACTIVITIES

In March 2004, the Company retained the services of MediVector, Inc. (a biopharmaceutical consulting firm) to perform data management, statistical analysis and report writing for the Israeli clinical trials and patient experiences in Argentina.

In April 2004, the Company appointed Carol Epstein, MD, a co-founder of MediVector, Inc. as acting Medical Director. In this newly appointed position, Dr. Epstein will help guide the Company in the clinical development of AVR118, including choice of clinical indications, design and preparation of protocols for clinical trials, analysis of compiled data, the processing of adverse events in clinical trials, writing clinical sections of the IND and meeting with the FDA.

NOTE 4. CONSULTING AND EMPLOYMENT AGREEMENTS

HAWKINS EMPLOYMENT AGREEMENT

Pursuant to an Employment Agreement dated February 10, 2004, the Company engaged Elma S. Hawkins, Ph.D., MBA to be its President and Chief Executive Officer on a full time basis commencing February 18, 2004 until February 2006 unless terminated earlier as provided in the agreement. The initial term may be extended for successive one (1) year periods unless either party gives the other thirty (30) days prior written notice of its intent not to renew prior to the expiration of the then current term. Dr. Hawkins shall receive a base salary of $350,000 per year, and is eligible to receive an annual cash bonus of up to 50% of her then base salary based on certain performance objectives in the sole discretion of the Board of Directors. In addition, the Company paid Dr. Hawkins a signing bonus of $50,000. The agreement also entitles Dr. Hawkins and her dependents to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other executives of the Company and their dependents. The agreement further provides that:

•	The Company shall pay the dues of such professional associations and societies of which Dr. Hawkins is a member in furtherance of her duties.

•	The Company shall reimburse Dr. Hawkins for reasonable expenses relating to professional licenses, entertainment, travel and similar items in accordance with the policies, practices and procedures of The Company.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 4. CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

HAWKINS EMPLOYMENT AGREEMENT (Continued)

•	The Company shall furnish Dr. Hawkins with an automobile and pay all expenses related to such automobile for use in the performance of her duties, or, at the Company’s discretion provide, at its expense, car transportation between New York City and the Yonkers, New York headquarters.

•	Dr. Hawkins will be entitled to four (4) weeks paid vacation annually or such other time as authorized by the Board of Directors during which time her compensation shall be paid in full. Vacation Days unused in any calendar year may not be accumulated and carried forward and used in future years.

If the agreement is terminated by the Company for cause, or Dr. Hawkins voluntarily resigns, becomes disabled or dies, then Dr. Hawkins or her estate shall be entitled to her base salary earned through the date of termination, accrued vacation and all applicable reimbursements due. If the agreement is terminated for other reasons by either party, Dr. Hawkins shall be entitled to, in one lump sum payment, that amount which is equivalent to her base salary paid for the fiscal year immediately prior to her termination, and all applicable reimbursements due. Payment of the lump sum severance benefit is conditioned upon the release by Dr. Hawkins of the Company, to the maximum extent permitted by law, from any and all claims she may have against the Company that relate to or arise out of her employment or termination of employment.

Pursuant to the agreement, Dr. Hawkins received an option to purchase 40 million shares of common stock through February 2009. The option vests in increments of 666,667 on a monthly basis, and is exercisable at five different prices, as follows: (i) $0.12 for the first 8 million option shares; (ii) $0.129 for the next 8 million option shares; (iii) $0.139 for the next 8 million option shares; (iv) $0.149 for the next 8 million shares and (v) $0.160 for the last 8 million option shares. If Dr. Hawkins is terminated for cause or if she voluntarily resigns without cause, the option shall expire for all option shares which have as of such date not become exercisable but shall survive with respect to option shares that have become exercisable as of such date, (the “Surviving Options”), provided, she shall have 90 days to exercise the Surviving Options. Upon the termination of Dr. Hawkins’ employment for other reasons, the option shall immediately become exercisable for that number of option shares equal to the number of option shares which would have been subject to exercise by Dr. Hawkins during the then current term of the employment agreement (without giving effect to any extensions thereof).

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 4. CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

HIRSCHMAN EMPLOYMENT AGREEMENT

On August 27, 2003, Shalom Z. Hirschman, M.D. resigned as President, Chief Executive Officer, Chief Scientific Officer and a director of the Company upon the terms and conditions of a Third Amended and Restated Employment Agreement dated August 27, 2003. The resignation of Dr. Hirschman was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Pursuant to a Third Amended and Restated Employment Agreement dated as of August 26, 2003 between the Company and Dr. Hirschman, the Company employs Dr. Hirschman on a full business time basis as its chief scientist. Pursuant to the agreement, the term of Dr. Hirschman’s employment continues until December 31, 2004 unless sooner terminated pursuant to the agreement. If the agreement is terminated by the Company for cause, all outstanding stock options shall expire within 90 days of such termination date. If the agreement is terminated by Dr. Hirschman for good reason, the Company is required to pay to Dr. Hirschman his annual salary and employee benefits through the term of the agreement. Pursuant to the agreement, Dr. Hirschman receives an annual salary of $361,000, payable in equal biweekly installments. The agreement also entitles Dr. Hirschman to a major medical insurance policy, disability policy and dental policy insurance to Dr. Hirschman and his dependents that is reasonably acceptable to the parties, and a term life insurance policy for at least $1 million, with a beneficiary to be designated by Dr. Hirschman. The agreement further provides that the Company shall:

•	lease or purchase for Dr. Hirschman, at his discretion, an automobile selected and to be used by him, having a list price not in excess of $40,000, and pay for all gas, oil, repairs and maintenance, as well as the lease or purchase payments, as applicable, in connection with the automobile;

•	reimburse Dr. Hirschman for all of his proven expenses incurred in and about the course of his employment that are deductible under the current tax law, including, among other expenses (i) his license fees, membership dues in professional organizations, subscriptions to two professional journals, not to exceed $1,200; (ii) necessary travel, hotel and entertainment expenses incurred in connection with overnight, out-of-town trips that contribute to the benefit of the Company and as requested by the board of directors, and all other expenses that may be pre-approved by our board of directors; and

•	provide not less than four weeks paid vacation annually and such paid sick or other leave as the Company provide to all of its employees.

The agreement also provides for the payment of $50,000 to Dr. Hirschman provided (i) the Company received new financing or a capital investment of not less than $1,500,000, and (ii) Dr. Hirschman is terminated other than for cause. The agreement further contains certain confidentiality and non-compete provisions, ratifies his currently outstanding stock options, and obligates the Company to use its best efforts to cause shares underlying the options to be registered or to have the registration of such shares to continue to be effective in order that the shares may be resold without a restrictive legend. In January 2004, the Company paid Dr. Hirschman $50,000 under the terms of this agreement.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 4. CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

OTHER EMPLOYEES

The fair value of options granted to Alan Gallantar, our Chief Financial Officer until April 19, 2004, was estimated to be $376,126 ($0.0827 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; a risk-free interest rate of 6% and an expected life of ten years.

In May 2003, we issued an option to purchase 100,000 shares of our common stock at an exercise price of $0.085 through February 2004 for outside services rendered in connection with the maintenance of our facility in the Bahamas from March 2003 through February 2004. In February 2004, this option was exercised for a total of $8,500.

In August 2003, the Company granted options to purchase an aggregate of 3,010,000 shares of the Company’s common stock to certain employees. The options are exercisable at $0.052 per share through August 26, 2008, and vest each quarter in 20 equal installments over five years. The fair value of the options was estimated to be $147,177 ($0.049 per option) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 128%; a risk-free interest rate of 3.99% and an expected holding period of eight years.

NOTE 5. OPTIONS GRANTED TO THE BOARD OF DIRECTORS AND ADVISORY BOARDS

From time to time, the Company has granted options to purchase common stock to various members of the Board of Directors and Advisory Boards for their services. The following is a summary of those options that have been recently granted.

Shares Underlying
Stock Options
Outstanding at December 31, 2003	17,904,825
Granted	45,000,000
Exercised	(100,000)
Forfeited	(8,625,000)

Outstanding at March 31, 2004	54,179,825

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 5. OPTIONS GRANTED TO THE BOARD OF DIRECTORS AND ADVISORY BOARDS (Continued)

MEMBERS OF ADVISORY BOARDS

The Company values these options based upon a measurement date consistent with the vesting schedule of the options.

In December 2002, the Company granted to members of its Scientific Advisory Board options to purchase an additional 1.5 million shares of common stock at an exercise price of $0.075 per share, which options are exercisable 25% on March 20, 2003, 25% on June 20, 2003, 25% on September 20, 2003 and 25% on December 20, 2003 through December 20, 2010. Because the options did not begin to vest until March 2003, there was no compensation expense for the year ended December 31, 2002.

In December 2003 the Company granted to members of its Scientific Advisory Board, options to purchase 1,450,000 shares of common stock at an exercise price of $0.18 per share vesting immediately and exercisable until December 2013. The fair value of these options was estimated to be $252,934 ($0.1744 per option) based upon a financial analysis of the terms of the options using the Black-Scholes pricing model with the following assumptions expected volatility of 131%; a risk-free interest rate of 4.20% and an expected holding period of 10 years. This amount was charged to compensation expense for options and warrants during the year ended December 31, 2003.

BOARD OF DIRECTORS

In December 2002, the Company granted options to purchase an aggregate of 10.6 million shares of the Company’s common stock to certain members of the Board of Directors and various committees of the Board of Directors. The exercise price was $0.075 per share, and the options are exercisable 25% on March 20, 2003, 25% on June 20, 2003, 25% on September 20, 2003 and 25% on December 20, 2003 through December 20, 2010. The fair value of the options was estimated to be $773,042 ($0.0729 per option) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 114%; a risk-free interest rate of 4.14% and an expected holding period of eight years. The Company will recognize the fair value of the options as compensation expense on a pro-forma basis recognizing 25% of the fair value over each vesting period.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 5. OPTIONS GRANTED TO THE BOARD OF DIRECTORS AND ADVISORY BOARDS (Continued)

BOARD OF DIRECTORS (Continued)

In August 2003, the Company granted options to purchase an aggregate of 22.5 million shares of the Company’s common stock to certain members of the Board of Directors. Options to purchase 17.5 million shares are exercisable at $0.052 per share through August 26, 2013. Options to purchase 5 million shares are exercisable at $0.063 per share through August 26, 2013. The fair value of the options was estimated to be $1,129,017 ($0.05 per option) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 128%; a risk-free interest rate of 4.47% and an expected holding period of 10 years.

In December 2003, the Company granted options to purchase an aggregate of 21.2 million shares of the Company’s common stock to certain members of the Board of Directors and various committees of the Board of Directors. Options to purchase 12.2 million shares are exercisable at $0.18 per share, which options vest 25% immediately, 25% on March 19, 2004, 25% on June 19, 2004 and 25% on September 19, 2004 through December 19, 2013. Options for 9 million shares are exercisable at $0.18 per share and vest at the rate of 750,000 shares every 30 days commencing December 20, 2003 through December 2013. The fair value of the options was estimated to be $3,698,678 ($0.1745 per option) based upon a financial analysis of the terms of the options using the Black-Scholes pricing model with the following assumptions: expected volatility of 131%; a risk-free interest rate of 4.20% and on expected holding period of ten years. The Company will recognize the fair value of the options as compensation expense on a pro-forma basis based on the percentage vested at each vesting period.

In February 2004, in connection with the hiring of Dr. Hawkins as the Company’s new President and Chief Executive Officer, certain outstanding options were amended:

•	an option to purchase 9 million shares of the Company’s common stock originally granted by the Company in December 2003 to Eli Wilner in his capacity as acting CEO, was amended to reduce the number of shares underlying the option to 1.5 million shares of the Company’s common stock, and became exercisable immediately at $0.18 per share through December 2013. The fair value of this option was estimated to be $261,731 ($0.1745 per option) based upon a financial analysis of the terms of the options using the Black-Scholes pricing model with the following assumptions: expected volatility of 131%; a risk-free interest rate of 4.20% and an expected holding period of 10 years; and

•	an option to purchase 1.5 million shares of the Company’s common stock originally granted by the Company in December 2003 to Dr. Hawkins in her capacity as a member of the Board of Directors, was amended to reduce the number of shares underlying the option to 375,000 shares of the Company’s common stock, and became exercisable immediately at $0.18 per share through December 2013. The fair value of this option was estimated to be $65,433 ($0.1745 per option) based upon a financial analysis of the terms of the options using the Black-Scholes pricing model with the following assumptions: expected volatility of 131%; a risk-free interest rate of 4.20% and an expected holding period of 10 years.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 5. OPTIONS GRANTED TO THE BOARD OF DIRECTORS AND ADVISORY BOARDS (Continued)

BOARD OF DIRECTORS (Continued)

In February 2004, an option to purchase 5 million shares of the Company’s common stock was granted to Eli Wilner, Chairman of the Board of Directors with monthly vesting over five years, exercisable at $0.15 per share. The fair value of this option was estimated to be $727,486 ($0.1455 per option) based upon a financial analysis of the terms of the options using the Black-Scholes pricing model with the following assumptions: expected volatility of 156%; a risk-free interest rate of 3.08% and an expected holding period of 5 years.

In February 2004, under terms of her employment contract Dr. Hawkins received an option to purchase 40 million shares of common stock through February 2009. The option vests in increments of 666,667 on a monthly basis, and is exercisable at five different prices, as follows: (i) $0.12 for the first 8 million option shares; (ii) $0.129 for the next 8 million option shares; (iii) $0.139 for the next 8 million option shares; (iv) $0.149 for the next 8 million shares and (v) $0.160 for the last 8 million option shares. The fair value of these option was estimated to be (i)$1,174,024 ($0.1468 per option), (ii) $1,170,867 ($0.1464 per option), (iii) $1,167,509 ($0.1459 per option), (iv) $1,164,292 ($0.1455 per option), and (v) $1,160,901 ($0.1451 per option), based upon a financial analysis of the terms of the options using the Black-Scholes pricing model with the following assumptions: expected volatility of 156%; a risk-free interest rate of 3.08% and an expected holding period of 5 years.

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS no. 123, Accounting for Stock-Based Compensation. APB No. 25 provides that the compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123. The Company follows SFAS No. 123 in accounting for stock options issued to non-employees.

Upon resignation, directors no longer provide services to the Company and there are no modifications to the terms of their options.

There were no other options outstanding that would require pro forma presentation.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 5. OPTIONS GRANTED TO THE BOARD OF DIRECTORS AND ADVISORY BOARDS (Continued)

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

	Three Months Ended March 31,
	2004	2003
Net loss as reported	$(2,791,444)	$(1,769,926)
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,283,093)	(230,842)

Pro forma net loss	$(4,074,537)	$(2,000,768)

Earnings per share — basic and diluted:
As reported	($0.01)	($0.00)

Pro forma	($0.01)	($0.00)

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 6. COMMITMENTS AND CONTINGENCIES

POTENTIAL CLAIM FOR ROYALTIES

The Company may be subject to claims from certain third parties for royalties due on sale of AVR118. The Company has not as yet received any notice of claim from such parties.

PRODUCT LIABILITY

The Company is unaware of any claims or threatened claims since Reticulose was initially marketed in the 1940’s; however, one study noted adverse reactions from highly concentrated doses in guinea pigs. The Company could be subjected to claims for adverse reactions resulting from the use of AVR118. In the event any claims for substantial amounts were successful, they could have a material adverse effect on the Company’s financial condition and on the marketability of AVR118. During November 2003, the Company secured $3 million of product liability coverage at a cost of approximately $15,000 per annum. In addition, the Company extended at a nominal cost, liability coverage for its clinical trials in Israel until October 2004. There can be no assurance that the Company will be able to secure additional insurance in adequate amounts or at reasonable premiums if it determined to do so. Should the Company be unable to secure additional product liability insurance, the risk of loss to the Company in the event of claims would be greatly increased and could have a material adverse effect on the Company.

LACK OF PATENT PROTECTION

The Company has 12 issued U.S. patents, two issued Australian patents and one granted China patent for the use of AVR118 at March 31, 2004. The Company currently has eight patent applications pending with the U.S. Patent Office and 17 foreign patent applications at March 31, 2004. The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing a similar product. There can be no assurance that such patents, if obtained, will be enforceable.

DISTRIBUTION AGREEMENTS

The Company currently is a party to separate agreements with four different entities whereby the Company has granted exclusive rights to distribute Reticulose®, the forerunner of AVR118, in the countries of Canada, China, Japan, Macao, Hong Kong, Taiwan and Mexico. Pursuant to these agreements, distributors are obligated to cause Reticulose to be approved for commercial sale in such countries and, upon such approval, to purchase from the Company certain minimum quantities of Reticulose to maintain the exclusive distribution rights. Leonard Cohen, a former consultant to the Company, has informed the Company that he is an affiliate of two of these entities. To date, the Company has recorded revenue classified as other income for the sale of territorial rights under the distribution agreements. The Company has made no sales under the distribution agreements other than for testing purposes.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 6. COMMITMENTS AND CONTINGENCIES (Continued)

DISTRIBUTION AGREEMENTS (Continued)

On February 9, 2004, the Company entered into a termination and release agreement with DCT, S.R.L. and certain of its affiliates pursuant to which a distribution agreement and various testing agreements with DCT, along with any and all distribution rights and rights to royalties or fees thereunder, were terminated. In addition, the agreement provides that any and all intellectual property rights relating to the terminated agreements were the property of the Company, and the parties released each other from claims relating thereto. In consideration, the Company agreed to pay DCT $60,000 and granted warrants to purchase an aggregate of 5 million shares of common stock to certain of DCT’s affiliates at an exercise price of $0.16 through February 8, 2009. In addition, the recipients of the warrants agreed not to sell more than an aggregate of 2 million shares of common stock in any six-month period through February 8, 2009. The fair value of the warrants was estimated to be $687,005 ($0.1374 per warrant) based on a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 156%; a risk free interest rate of 3.03% and an expected holding period of five years. This amount is reflected on the March 31, 2004 Consolidated Statement of Operations as “Cost in connection with termination of distribution agreement.”

CONSTRUCTION COMMITMENT

In November 1999, the Company entered into an agreement with an unaffiliated third party to construct leasehold improvements at an approximate cost of $380,000 for research and development purposes at the Company’s Yonkers, New York facilities, which was completed as of June 30, 2001. In October 2000, the Company entered into another agreement with the unaffiliated third party to construct additional leasehold improvements at an approximate cost of $325,000 for research and development purposes at the Company’s Yonkers, New York facilities, of which the entire amount has been incurred as of December 31, 2001. During 2002, additional costs were incurred to complete leasehold improvements for research and development purposes of approximately $222,000 and were paid during 2003.

NOTE 7. SECURITIES PURCHASE AGREEMENTS

CONVERTIBLE DEBENTURES AND WARRANTS

During the second and third quarters of 2002, the Company issued to certain investors an aggregate of $2 million principal amount of its 5% convertible debentures at par in several private placements. Under the terms of each 5% convertible debenture, 20% of the original issue is convertible on the original date of issue at a price equal to the closing bid price quoted on the OTC Bulletin Board on the trading day immediately preceding the original issue date (except for the Rushing/Simoni issuance detailed below which had an initial conversion price of $0.11 per share). Thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of (i) 90% of the average closing bid price for the five trading days prior to the conversion date (the “Market Price”); or (ii) ten cents ($0.10) which amount is subject to certain adjustments. The convertible debentures, including interest accrued thereon, are payable by the Company in shares of common stock and mature two years from the date of issuance. The shares issued upon conversion of the debentures cannot be sold or transferred for a period of one year from the applicable vesting date of the convertible portion of the debentures. The Company issued its 5% convertible debentures as follows:

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 7. SECURITIES PURCHASE AGREEMENTS (Continued)

CONVERTIBLE DEBENTURES AND WARRANTS (Continued)

•	On May 30, 2002, the Company sold to O. Frank Rushing and Justine Simoni, as joint tenants, $500,000 principal amount of its 5% convertible debenture. Based on the terms for conversion associated with this debenture, there was an intrinsic value associated with the beneficial conversion feature, which was recorded as deferred interest expense and is presented as a discount on the convertible debenture. On June 3, 2002, these investors converted the first 20% ($100,000) into 909,091 shares of common stock at a conversion price of $0.11 per share. In January 2003, the holder converted the second 20% ($100,000 plus interest of $3,041) into 1,030,411 shares of common stock at a conversion price of $0.10 per share. In May 2003, the holder converted the third 20% of the debenture ($100,000 plus interest of $5,000) into $1,050,000 shares of common stock at a conversion price of $0.10 per share. In November 2003, the holder converted the fourth 20% of the debenture ($100,000 plus interest of $7,500 into 745,643 shares of common stock at a conversion price of $0.1442 per share. At December 31, 2003, the outstanding balance was approximately $107,000 including accrued interest.

•	On July 3, 2002, the Company sold to James F. Dicke II, who was then a member of its Board of Directors, $1 million principal amount of its 5% convertible debenture. Based on the terms for conversion associated with this debenture, there was an intrinsic value associated with the beneficial conversion feature, which was recorded as deferred interest expense and is presented as a discount on the convertible debenture. On July 3, 2002, Mr. Dicke converted the first 20% of the debenture ($200,000) for 1,299,545 shares of common stock at a conversion price of $0.1539 per share. In January 2003, the holder converted the second 20% ($200,000 plus interest of $5,041) of the debenture into 2,050,411 shares of common stock at a conversion price of $0.10 per share. In July 2003, the holder converted the third 20% of the debenture ($200,000 plus $10,000 of interest) for 2.1 million shares of common stock at a conversion price of $0.10 per share. At December 31, 2003, the outstanding balance was approximately $430,000 including accrued interest. In January 2004, the holder converted the fourth 20% of the debenture ($200,000 plus $15,014 of the interest) into 1,857,730 shares of common stock at a conversion price of $0.1157 per share.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 7. SECURITIES PURCHASE AGREEMENTS (Continued)

CONVERTIBLE DEBENTURES AND WARRANTS (Continued)

•	On July 15, 2002, the Company sold to Peter Lunder $500,000 principal amount of the Company’s 5% convertible debenture. Based on the terms for conversion associated with this debenture, there was an intrinsic value associated with the beneficial conversion feature, which was recorded as deferred interest expense and is presented as a discount on the convertible debenture. In January 2003, the holder converted 40% ($200,000 plus interest of $4,822) of the debenture into 1,587,797 shares of common stock, the first 20% of which was converted at a conversion price of $0.1818 per share, and the second 20% of which was converted at a conversion price of $0.10 per share. At December 31, 2003, the outstanding balance was approximately $322,000 including accrued interest. On January 14, 2004, the holder converted 40% ($200,000 plus interest of $15,041) of the debenture into 1,629,840 shares at a conversion price of $0.13194 per share.

On April 28, 2003 and July 18, 2003 the Company entered into separate securities purchase agreements with Cornell Capital Partners (i) to sell up to $2,500,000 of the Company’s 5% convertible debentures, due April 28, 2008, $1 million of which was purchased on April 28, 2003; $500,000 of which was purchased on July 18, 2003; and $1 million of which was purchased on January 22, 2004 (the “April Agreement”); and (ii) whereby the Company sold to Cornell Capital Partners an additional $1 million of the Company’s 5% convertible debentures due July 18, 2008 for gross cash consideration of $1 million (the “July Agreement”). Interest was payable in cash or common stock at the option of Cornell Capital Partners. Pursuant to the April Agreement and the July Agreement, Cornell Capital Partners or its assignees received cash compensation equal to 10% of the gross proceeds of the convertible debentures purchased by Cornell Capital Partners, along with warrants to purchase an aggregate of 15 million shares of common stock at an exercise price of $0.091 commencing on October 28, 2003 through April 28, 2008.

The Company’s obligations under the convertible debentures issued pursuant to the April and July Agreements were secured by a first priority security interest in substantially all of its assets. This security interest expired during February 2004. The legal expenses associated with these transactions were approximately $73,000 and were paid as of September 2003.

The Company received aggregate net proceeds of $1,312,500 and $869,486 for the April and July debentures respectively. These convertible debentures were fully converted as follows:

•	On September 10, 2003, Cornell Capital Partners converted $600,000 principal amount of the convertible debenture into 14,150,943 shares of common stock at a conversion price of $0.0424 per share.

•	On November 6, 2003, Cornell Capital Partners converted $600,000 principal amount of the convertible debentures into 12,500,000 shares of common stock at a conversion price of $0.048 per share.

•	On November 20, 2003, Cornell Capital Partners converted $600,000 principal amount of convertible debentures into 9,375,000 shares of common stock at a conversion price of $0.064 per share. At December 31, 2003, the outstanding balance was approximately $750,000 including accrued interest.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 7. SECURITIES PURCHASE AGREEMENTS (Continued)

CONVERTIBLE DEBENTURES AND WARRANTS (Continued)

•	On January 8, 2004, Cornell Capital Partners converted the remaining $700,000 principal amount of convertible debentures plus $51,000 of interest into 9,387,500 shares of common stock at a conversion price of $0.08 per share.

•	Upon the Company’s registration statement going effective with the SEC, the Company issued to Cornell Capital Partners on January 7, 2004 a $1 million 5% convertible debenture and received consideration of $882,402. On February 11, 2004, Cornell Capital Partners converted $1 million principal amount plus interest of $4,657 into 12,558,219 shares of the Company’s common stock at a conversion price of $0.08 per share.

STOCK PURCHASE AGREEMENTS

From time to time, the Company has issued warrants to purchase common stock to various parties as part of a stock purchase agreement or a settlement. The following is a summary of those warrants that have been recently issued:

Warrants
Outstanding at December 31, 2003	70,418,170
Granted	20,931,667
Exercised	—
Forfeited	—

Outstanding at March 31, 2004	91,349,837

On December 16, 2002, the Company entered into securities purchase agreements with various investors, pursuant to which the Company sold an aggregate of 10,450,000 shares of its common stock for total proceeds of approximately $836,000, or $0.08 per share. The shares of common stock were issued by the Company on January 2, 2003 along with warrants issued in December 2002 to purchase 6,270,000 shares of common stock at an exercise price of $0.12 per share until December 2007. In connection with these agreements, finder’s fees of approximately $50,000 were paid in December 2002 and 627,000 warrants were issued during January 2003.

On December 23, 2002, the Company received an additional $40,000 from various investors representing 500,000 shares of common stock or $0.08 per share. These shares of common stock were issued during January 2003 along with warrants dated January 2003 to purchase 300,000 shares of common stock at an exercise price of $0.12 per share until January 2008. In connection with this transaction, the Company paid a finders fee of $2,400 during January 2003 and issued warrants to purchase 30,000 shares of common stock with an exercise price of $0.12 until January 2008.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 7. SECURITIES PURCHASE AGREEMENTS (Continued)

STOCK PURCHASE AGREEMENTS (Continued)

During January 2003, pursuant to a securities purchase agreement with various investors, the Company issued 1,550,000 shares of common stock at a price of $0.08 per share, for a total purchase price of $124,000, along with warrants to purchase 930,000 shares of common stock at an exercise price of $0.12 per share until January 2008. In connection with this transaction, the Company paid a finders’ fee to AVIX consisting of (i) $7,440 and (ii) issued warrants to purchase 93,000 shares of common stock at an exercise price per share of $0.12 until January 2008.

During January and February 2003, pursuant to a securities purchase agreement with various investors, the Company issued 1,250,000 shares of common stock at $0.08 per share, for a total purchase price of $100,000, along with warrants to purchase 750,000 shares of common stock at an exercise price of $0.12 per share through March 2008. In connection with this transaction, the Company paid finders’ fees to Harbor View consisting of (i) $6,000 and (ii) warrants to purchase 75,000 shares of common stock at an exercise price per share of $0.12 until March 2008.

In April and May 2003, pursuant to securities purchase agreements with various investors, the Company sold 3,900,000 shares of common stock at a price of $0.08 per share and issued warrants to purchase 2,340,000 shares of common stock at an exercise price per share of $0.12 through April and May 2008, for an aggregate purchase price $312,000. In connection with this transaction, the Company paid a finders’ fee to Harbor View consisting of (i) $18,720 and (ii) warrants to purchase 234,000 shares of common stock at an exercise price per share of $0.12 through April 2008.

On April 11, 2003, pursuant to a securities purchase agreement with James F. Dicke II, a former member of the Company’s Board of Directors, the Company sold 3,125,000 shares of common stock at $0.08 per share for a total purchase price of $250,000, along with warrants to purchase 1,875,000 shares of common stock at an exercise price per share of $0.12 through April 2008.

On April 28, 2003, pursuant to a securities purchase agreement with David Provence in a private offering transaction pursuant to Section 4(2) of the Securities Act, the Company sold 312,500 shares of common stock and warrants to purchase 187,500 shares of common stock at an exercise price of $0.12 per share through April 2008, for an aggregate purchase price of $25,000. In connection with the transaction, the Company paid a finders’ fee to Diego Vallone consisting of warrants to purchase 15,625 shares of common stock at an exercise price per share of $0.12 until April 2008.

In June 2003, pursuant to a securities purchase agreement with an investor, the Company sold 1,562,500 shares of common stock at $0.08 per share for a total purchase price of $125,000, along with warrants to purchase 937,500 shares of common stock at an exercise price per share of $0.12 through June 2008. In July in connection with this transaction, the Company paid finders’ fees to Avix, Inc. and Robert Nowinski consisting of an aggregate of $13,375 and warrants to purchase 171,875 shares of common stock at an exercise price per share of $0.12 through June 2008.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 7. SECURITIES PURCHASE AGREEMENTS (Continued)

STOCK PURCHASE AGREEMENTS (Continued)

In September 2003, pursuant to securities purchase agreements with various investors, the Company sold 21,620,000 shares of common stock at $0.05 per share for a total purchase price of $1,081,000, along with warrants to purchase up to 10,810,000 shares of common stock at an exercise price of $0.10 per share. In connection with the agreements, the Company paid finders’ fees to Harbor View Group, AVIX, Inc. and Robert Nowinski consisting in the aggregate of (i) approximately $64,860 and (ii) warrants to purchase 1,297,200 shares of common stock. All of the aforementioned warrants are exercisable at $0.10 per share commencing six months after the issuance date, until September 2008.

In December 2003, pursuant to a securities purchase agreement with an investor, the Company sold 1,866,667 shares of common stock at $0.15 per share for a total purchase price of $280,000, along with warrants to purchase 653,333 shares of common stock at $0.19 through December 2008. The shares and warrants were not issued until January 2004. The $280,000 was carried on the company’s balance sheet as common stock subscribed but not issued.

In January 2004, pursuant to a security purchase agreement with an investor, the Company sold 300,000 shares of common stock at $0.15 per share for a total purchase price of $45,000, along with warrants to purchase 105,000 shares of common stock at $0.19 through January 2009. In addition, a finder’s fee associated with the December 2003 and January 2004 financings was paid to Harbor View Group in the amount of $26,000 along with warrants to purchase 173,333 shares of the Company’s common stock at an exercise price of $0.19 until January 2009.

On February 3, 2004, the Company entered into an agreement with James Dicke II and James Dicke III, whereby the Company agreed to sell an aggregate of 120 million shares of its common stock and warrants to purchase 15 million shares of its common stock for an aggregate purchase price of $12 million. Pursuant to the agreement, the funding shall take place in four equal stages of $3 million each, once every 90 days. The first $3 million of funding occurred on February 5, 2004. There are no conditions precedent to the investors’ obligation to close other than the accuracy of the Company’s representations and warrants and its compliance with the agreement. The warrants have an exercise price of $0.20 per share and are exercisable at any time through February 2, 2007. In addition, the Company granted demand and piggyback registration rights to the investors for the shares issued or issuable in connection with the transaction. James F. Dicke II is the Chairman and CEO of Crown Equipment Corporation and a former member of the Board of Directors.

SUBSEQUENT FINANCINGS AND AGREEMENTS

On May 5, 2004, in connection with the February 3, 2004 agreement, the Company received the second $3 million payment from James Dicke II and his son James Dicke III in exchange for the issuance of the second tranche of 30 million shares of common stock.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 7. SECURITIES PURCHASE AGREEMENTS (Continued)

PRIVATE EQUITY LINE OF CREDIT

On April 28, 2003, the Company entered into an equity line of credit with Cornell Capital Partners LP. Pursuant to the equity line of credit, the Company may, at its discretion, periodically sell to Cornell Capital Partners Capital shares of common stock for a total purchase price of up to $50 million. For each share of common stock purchased under the equity line of credit, Cornell Capital Partners Capital will pay the Company 100% of the lowest closing bid price of its common stock on the over-the-counter Bulletin Board or other principal market on which its common stock is traded for the five days immediately following the notice date. Further, Cornell Capital Partners Capital is entitled to a retain 5% of each advance under the equity line of credit. The Company’s obligation to sell its common stock is conditioned, at its option, upon the per share purchase price being equal to or greater than a minimum acceptable price, set by the Company on the advance notice date, which may not be set any closer than 7.5% below the closing bid price of its common stock the day prior to the notice date. In December 2003, the Company registered 95,712,595 shares that may be issued under the equity line of credit. For its services as placement agent, Katalyst Securities LLC received 107,527 shares of common stock, which was valued at $10,000.

NOTE 8. DISCONTINUED OPERATIONS

During 2002, the Board of Directors approved a plan to sell Advance Viral Research, Ltd. (LTD), the Company’s Bahamian subsidiary. SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale to be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented was reclassified as discontinued operations. The following table details the amounts reclassified to discontinued operations:

	Three Months Ended March 31,		Inception (February 20, 1984) to March 31,
	2004	2003	2004
Revenues	$—	$—	$—

Costs and Expenses:
General and administrative	2,823	5,691	1,330,037
Depreciation	3,961	3,961	291,303

	6,784	9,652	1,621,340

Loss from Operations	(6,784)	(9,652)	(1,621,340)
Other Income	264	—	4,919

Discontinued operations	$(6,520)	$(9,652)	$(1,616,421)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements of Advanced Viral Research Corp. included in Item 1 of this Quarterly Report on Form 10-Q. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

OVERVIEW

     Advanced Viral Research Corp. was incorporated in Delaware in July 1985 to engage in the production and marketing, promotion and sale of a pharmaceutical drug known by the trademark Reticulose®. This drug was the forerunner of our current drug, “AVR118.” We believe AVR118 may be employed in the treatment of diseases such as:

•	Cachexia, or body wasting, in patients with acquired immune deficiency syndrome (AIDS), and cancer;

•	Human immunodeficiency virus, or HIV, including AIDS as a combination therapy;

•	Human papilloma virus, or HPV, which causes genital warts and may lead to cervical cancer; and

•	Rheumatoid arthritis.

     Since our incorporation in Delaware in July 1985, we have been engaged primarily in research and development activities. We have not generated significant operating revenues, and as of March 31, 2004, we had incurred a cumulative net loss of approximately $59.7 million. Our ability to generate substantial operating revenue depends upon our success in gaining FDA approval for the commercial use and distribution of AVR118. All of our research and development efforts have been devoted to the development of AVR118.

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

     We are focusing our clinical efforts on our one ongoing PhaseI/II open-label dose-escalation clinical trial being conducted at the Kaplan Medical Center in Rehovot, Israel of injectable AVR118 for cachectic patients with AIDS who may or may not be receiving anti-retroviral therapy or highly active anti-retroviral therapy (HAART). Our objective for this study is to determine the safety and tolerance of AVR118. Although there can be no assurances, we anticipate that the clinical trials in Israel will help facilitate the planned investigational new drug (IND) application process for injectable AVR118 with the FDA. Out of 30 total patients contemplated under the protocol for this study, 23 patients are enrolled, all of whom have completed the full course of treatment of AVR118. Interim results from the first 15 patients showed improvement in appetite, weight gain or stability, and enhanced quality of life. None of the first 15 patients reported any serious side effects associated with AVR118 therapy.

     We estimate that enrollment of patients in this study will be completed during the second quarter of 2004. The study requires a two-week pre-treatment period, a four-week treatment period and a four-week follow-up period. It is estimated that all patients will have completed treatment and follow- up by the third quarter 2004. The completion of the study is dependent upon the availability of patients meeting the prescribed protocol and the ability of the hospitals to meet the requirements of the protocol. From inception of all the clinical studies in Israel, we have expensed approximately $2,029,000. The cost to complete the Phase 1/II study in Israel of AVR118 for cachectic patients with AIDS is estimated to be $261,000. In addition, we believe we will incur an additional $150,000 for expenses in the U.S. related to analyzing the data from the Phase I/II study in Israel as well as strategic consulting.

     The costs relating to our research and development efforts for the years 2000 through March 31, 2004 as well as the estimated costs for completion are presented below.

COSTS RELATING TO RESEARCH AND DEVELOPMENT EFFORTS
FROM JANUARY 2000 THROUGH MARCH 31, 2004

	Total		1st Q		Estimated
	2000-2002	12/31/2003	2004	2000-3/31/04	Costs To	Grand
COST CATEGORY	Costs	Costs	Costs	To Date	Complete	Total
Hospital fees
Phase I (topical)	254,246	—		254,246	—	254,246
Phase I/II AIDS (Israel)	—	102,750	29,750	132,500	48,000	180,500
Phase I leukemia/lymphoma (Israel)	—	—	—	—	210,000	210,000
Phase I solid tumor (Israel)	—	—	—	—	219,000	219,000
Laboratory fees	500	61,729	18,523	80,752	19,345	100,097
Insurance cost	3,359	38,195	(927)	40,627	—	40,627

Total Clinical Fees	258,105	202,674	47,346	508,125	496,345	1,004,470

IND preparation/maintenance	103,713	—	—	103,713	—	103,713
CRO clinical trial management
Phase I (topical)	47,527	—	—	47,527	—	47,527
Phase I/II AIDS (Israel)	920,064	807,111	47,731	1.774,906	193,201	1,968,107
Argentina patient experiences	253,168	—	—	253,168	—	253,168
Data management and study reports	122,300	—	27,500	149,800	107,500	257,300
Clinical and Regulatory consulting	1,274,200	83,230	58,947	1,416,377	208,000	1,624,377

Total Clinical/Regulatory Operations	2,720,972	890,341	134,178	3,745,491	508,701	4,254,192

General laboratory supplies	1,030,006	—	3,757	1,033,763	26,243	1,060,006
Toxicology	197,135	—	—	197,135	—	197,135
Contracted R&D	562,106	55,262	—	617,368	—	617,368
Validation	705,249	—	—	705,249	—	705,249
Drug preparation and support	1,982,421	—	—	1,982,421	—	1,982,421
Salary and Facility allocations	5,317,974	175,219	271,165	5,764,358	828,835	6,593,193
R&D Travel Expenses	9,044	26,822	972	36,838	14,028	50,866

Total Preclinical Research and Development	9,803,935	257,303	275,894	10,337,132	869,106	12,206,238

Total Research and Development	12,783,012	1,350,318	457,418	14,590,748	1,874,152	16,464,900

     During 2002, the Board of Directors approved a plan to sell Advance Viral Research Ltd. (LTD), our Bahamian subsidiary. The decision was based upon the completion of construction on our facility in Yonkers, New York capable of providing all functions previously provided by the Freeport, Bahamas plant. The assets of LTD have been classified on our Balance Sheet as of March 31, 2004 and December 31, 2003 as Assets held for Sale. LTD had no liabilities as of March 31, 2004, except inter-company payables that have been eliminated in consolidation. The operations for LTD have been classified in the Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001 as Loss from Discontinued Operations.

     In February 2004, we entered into an agreement with James Dicke II and his son James Dicke III, whereby we agreed to sell an aggregate of 120 million shares of our common stock and warrants to purchase 15 million shares of our common stock for an aggregate purchase price of $12 million. Pursuant to the agreement, the funding shall take place in four equal stages of $3 million each, once every 90 days with the first $3 million funding having occurred on February 5, 2004 and the second $3 million funding having occurred on May 5, 2004.

     The independent certified public accountants’ report on our consolidated financial statements for the fiscal year ended December 31, 2003 includes an emphasis paragraph regarding certain liquidity considerations. Note 2 to the Consolidated Financial Statements states that our cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials of AVR118 required by the FDA, and, unless and until AVR118 is approved for sale in the United States or another industrially developed country, we may be dependent upon the continued sale of our securities, debt or equity financing for funds to meet our cash requirements. We believe that cash flows from sales of securities and from current financing arrangements will be sufficient to fund our current operations. Although we may not be successful in doing so, we intend to continue to sell our securities in an attempt to mitigate the effects of our cash position. No assurance can be given that equity or debt financing, if and when required, will be available or that additional securities will be authorized beyond the current authorization of 1 billion shares of our common stock.

     Our offices are located at 200 Corporate Boulevard South, Yonkers, New York 10701. Our telephone number in Yonkers, New York is (914) 376-7383. We have also established a website: www.adviral.com. Information contained on our website is not a part of this report.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 VS. MARCH 31, 2003

     For the three months ended March 31, 2004, we incurred losses from continuing operations of approximately $2,785,000 vs. approximately $1,760,000 for the three months ended March 31, 2003. Our losses were attributable primarily to:

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses were substantially unchanged for the three months ended March 31, 2004 vs. March 31, 2003 at approximately $457,000 and $458,000, respectively.

     During the three months ended March 31, 2003, we reduced our research and development activities to include only research performed in Israel. As such, allocations for research and development related expenses for salaries, payroll taxes, rent and utilities at our headquarters in Yonkers, New York, were included in general and administrative expense, with the exception that approximately 30% of the expense relating to payroll and payroll taxes in 2003 for Dr. Hirschman, our Chief Scientific Officer and our Chief Executive Officer until August 2003, or approximately $31,000, was allocated to research and development.

     During the three months ended March 31, 2004, we allocated to research and development expense approximately $271,000 (consisting of salaries, payroll taxes, rent and utilities) of our expenses at our headquarters in Yonkers, New York. The remaining expenses for salaries, payroll taxes, rent and utilities of approximately $247,000 were allocated to general and administrative expense.

     The change in research and development expenses primarily resulted from:

•	allocation of research and development expenditures relating to salaries, payroll taxes and benefits were approximately $224,000 for the three months ended March 31, 2004 vs. approximately $31,000 for the three months ended March 31, 2003. Approximately $47,000 for rent and utilities was allocated to research and development expense during the three months ended March 31, 2004 with no corresponding amounts allocated to research and development expense for the three months ended March 31, 2003;

•	expenditures in connection with clinical fees were approximately $47,000 for the three months ended March 31, 2004 vs. approximately $19,000 for the three months ended March 2003. The increase was primarily attributable to costs at Kaplan Medical Center (clinical site in Israel) and laboratory testing, offset by lower insurance premiums;

•	expenditures in connection with clinical and regulatory activities were approximately $134,000 for the three months ended March 31, 2004 vs. approximately $343,000 for the three months ended March 2003. The decrease was primarily attributable to lower contract research organization costs (CRO) for EnviroGene and Quintiles Israel, Ltd., offset by data management costs and clinical and regulatory consulting costs; and

•	expenditures for laboratory supplies were approximately $3,000 for the three months ended March 31, 2004. Expenditures for laboratory supplies of approximately $10,000 for the three months ended March 31, 2003 were allocated to general and administrative expense. Research and development expenses before allocations were approximately $186,000 for the three months ended March 31, 2004 vs. approximately $427,000 for the three months ended March 31, 2003.

     Research and development expenses before allocations decreased by $241,000 for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Expenses for the Israeli studies decreased by approximately $307,000 due to lower consulting costs of approximately $305,000, lower insurance costs of approximately $11,000, and higher laboratory costs of approximately $9,000. Expenses for consulting in the United States for product development increased by approximately $66,000.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased to approximately $772,000 for the three months ended March 31, 2004 from approximately $863,000 for the three months ended March 31, 2003. The decrease in general and administrative expenses primarily resulted from:

•	decreased professional fees of approximately $103,000 for the three months ended March 31, 2004 vs. approximately $295,000 for the three months ended March 31, 2003, which decrease was primarily attributable to certain legal fees for litigation which were approximately $0 for the three months ended March 31, 2004 vs. approximately $193,000 for the three months March 31, 2003;

•	decreased payroll and related expenses of approximately $186,000 for the three months ended March 31, 2004 vs. approximately $267,000 for the three months ended March 31, 2003, which decrease is attributable to allocating a higher portion of total salaries and benefits as research and development expense during the three months ended March 31, 2004. For the three months ended March 31, 2004, approximately $224,000 of salaries and benefits were allocated as research and development expense vs. approximately $31,000 for the three months ended March 31, 2003. For the three months ended March 31, 2004 salaries and benefits were allocated based on each employee’s job responsibility while in 2003, only Dr. Hirschman who was our Chief Scientific Officer and our Chief Executive Officer until August 2003, allocated approximately 30% of his time to research and development of our clinical trials. Payroll and payroll taxes for the three months ended March 31, 2004 vs. March 31, 2003 before allocation to research and development expense was approximately $411,000 and $298,000, respectively. Before allocation to research and development, payroll, payroll taxes and facility costs were approximately $518,000 and $402,000 for the three months ended March 31, 2004 vs. March 31, 2003, respectively. Total salaries and benefits for the three months ended March 31, 2004 increased by approximately $113,000, which increase is attributable to the engagement of Dr. Hawkins as our new President and Chief Executive Officer, including a signing bonus of $50,000 paid to Dr. Hawkins in February 2004; and

•	decreased rent and utility expenses of approximately $60,000 and $104,000 for the three months ended March 31, 2004 vs. March 31, 2003, respectively, which decrease is attributable to the allocation of rent and utilities to research and development expense from general and administrative expense. For the three months ended March 31, 2003, all rent and utilities expenses were recorded as general and administrative expense. Rent and utility expenses for the three months ended March 31, 2004 vs. March 31, 2003 before allocation to research and development expense was approximately $107,000 and $104,000, respectively.

     General and administrative expenses before allocations increased to approximately $1,043,000 for the three months ended March 31, 2004 vs. approximately $894,000 for the three months ended March 31, 2003. The increase is primarily attributable to payments made to Dr. Hawkins, our new President and Chief Executive Officer, including a signing bonus of $50,000 paid to Dr. Hawkins in February 2004 and payment of an executive search fee.

     COMPENSATION AND OTHER EXPENSE FOR OPTIONS AND WARRANTS. We had no compensation expense for the three months ended March 31, 2004 vs. approximately 126,000 for the three months ended March 31, 2003, which amounts are based on the fair value of options or warrants. For the three months ended March 31, 2003 we had compensation expense of approximately $24,000 based on the fair value of options granted to members of our advisory board using the Black-Scholes Pricing Model and amortized $102,000 in warrant costs relating to a private equity line of credit.

     DEPRECIATION EXPENSE. Depreciation expense decreased to approximately $208,000 for the three months ended March 31, 2004 from $238,000 for the three months ended March 31, 2003 due to assets acquired in prior years that were fully depreciated in 2004.

     COST IN CONNECTION WITH SETTLEMENT OF DISTRIBUTION AGREEMENT. Under the terms of a termination and release agreement with DCT, warrants for 5 million shares of our common stock were issued. The fair value of these warrants was estimated to be approximately $687,000.

     INTEREST INCOME (EXPENSE). Interest income increased to approximately $14,000 for the three months ended March 31, 2004 vs. approximately $6,000 for the three months ended March 31, 2003 due to fluctuating cash balances invested in money market accounts.

     Our losses during the three months ended March 31, 2004 are also due to increased interest expense of approximately $674,000 vs. approximately $82,000 for the three months ended March 31, 2003. Included in the interest expense are:

•	the increase in the beneficial conversion feature on certain convertible debentures of approximately $426,000 for the three months ended March 31, 2004 vs. approximately $25,000 for the three months ended March 31, 2003. This increase was due to the issuance of a $1 million convertible debenture during January 2004 and the subsequent conversion of $2 million in debentures in January and February 2004;

•	decreased interest expense associated with certain convertible debentures of approximately $14,000 for the three months ended March 31, 2004 vs. approximately $25,000 for the three months ended March 31, 2003;

•	amortization of discount on certain warrants decreased approximately $0 for the three months ended March 31, 2004 vs. approximately $15,000 for the three months ended March 31, 2003; and

•	amortization of loan costs increased approximately $232,000 for the three months ended March 31, 2004 vs. approximately $13,000 for the three months ended March 31, 2003. The increase reflects the conversion of convertible debentures by Cornell Partners.

     LOSS FROM CONTINUING OPERATIONS. Losses from continuing operations for the three months ended March 31, 2004 was approximately $(2,785,000) vs. approximately $(1,760,000) for the three months ended March 31, 2003. The increase resulted primarily from an increase in interest expenses related to the cost of issuing convertible debentures to support our on going research and development efforts, as well as the cost in connection with the termination of a distribution agreement.

     LOSS FROM DISCONTINUED OPERATIONS. Losses from discontinued operations for the three months ended March 31, 2004 were approximately $(7,000) vs. approximately $(10,000) and for the three months ended March 31, 2003, which losses resulted from our 99% owned Bahamian subsidiary, Advance Viral Research Ltd. held for sale. During 2002, our Board of Directors approved a plan to sell Advance Viral Research Ltd. (“AVR Ltd.”), our Bahamian subsidiary. The assets of AVR Ltd. have been classified on our Consolidated Balance Sheet at March 31, 2004 and December 31, 2003 as Assets held for Sale. AVR Ltd. had no liabilities as of March 31, 2004 and December 31, 2003, except inter-company payables which have been eliminated in consolidation. The operations for AVR Ltd. have been classified in the Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003 as Loss from Discontinued Operations.

     REVENUES. We had no revenues for the three months ended March 31, 2004 or March 31, 2003.

LIQUIDITY

     As of March 31, 2004, we had current assets of approximately $2,986,000 compared to approximately $494,000 as of December 31, 2003. We had total assets of approximately $5,163,000 and $2,989,000 at March 31, 2004 and December 31, 2003, respectively. The increase in current and total assets was primarily attributable to cash on hand resulting from the proceeds from the issuance of convertible debentures and sale of common stock. As of March 31, 2004, we had current liabilities of approximately $740,000 compared to approximately $928,000 as of December 31, 2003. The decrease in current liabilities was primarily attributable to funds available to pay our accounts payable.

     During the three months ended March 31, 2004, we used cash of approximately $1,452,000 for operating activities, as compared to approximately $1,133,000 during the three months ended March 31, 2003. During the three months ended March 31, 2004, our expenses included:

•	approximately $410,000 for payroll and related costs primarily for administrative staff, scientific personnel and executive officers;

•	approximately $236,000 for other professional and consulting fees;

•	approximately $126,000 for insurance costs;

•	approximately $107,000 for rent and utilities for our Yonkers facility;

•	approximately $95,000 for expenditures for AVR118 research in Israel; and

•	approximately $110,000 recruiting costs for executive search and administrative assistant.

     During the three months ended March 31, 2004, cash flows provided by financing activities was primarily due to the proceeds from the sale of common stock issued of approximately $3,028,000, the issuance of convertible debentures of $900,000, offset by the payment of a grant of approximately $8,000.

     In May 2003, we issued an option to purchase 100,000 shares of our common stock at an exercise price of $0.085 through February 2003 for outside services rendered in connection with the maintenance of our facility in the Bahamas from March 2003 through February 2004. In February 2004, this option was exercised for a total of $8,500.

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

     During January 2004, we received an additional $1 million from Cornell Capital Partners under its April 28, 2003 agreement in consideration for our issuance of a 5% convertible debenture, which was later converted during February 2004 into 12,558,219 shares of our common stock.

     During February 2004, we entered into an agreement with James Dicke II and his son, James Dicke III, whereby we agreed to sell an aggregate of 120 million shares of our common stock and warrants to purchase 15 million shares of our common stock for an aggregate purchase price of $12 million. Pursuant to the agreement, the funding shall take place in four equal stages of $3 million each, once every 90 days with the first $3 million funding having occurred on February 5, 2004 and the second $3 million funding having occurred on May 5. 2004.

     In 2000, we adopted a 401(k) plan that allows eligible employees to contribute up to 20% of their salary, subject to annual limits, which were $11,000 in 2003 and $13,000 in 2004. We match 50% of the first 6% of the employee contributions with our common stock and may from time to time, at our discretion, make additional contributions based upon earnings. At December 31, 2002, we accrued $40,675 to fund the 401(k) plan representing our matching contribution for the plan year 2002. In 2003, we purchased $40,675 of common stock in the open market at prevailing market prices to satisfy our 2002 matching contribution obligations. In March 2003, we amended the terms of our 401(k) plan to terminate the obligation to make matching contributions.

     We have no off-balance sheet transactions. The following table shows total contractual payment obligations as of March 31, 2004.

     TOTAL CONTRACTUAL OBLIGATIONS TABLE:

			Payments due by period
		Less than			More than
Contractual obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$431,900	$431,900	$0	$0	$0
Capital Lease Obligations	$—	$—	$0	$0	$0
Operating Lease Obligations	$395,259	$298,592	$96,667	$0	$0
Notes Payable	$7,872	$7,872
Purchase Obligations	$0	$0	$0	$0	$0
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	$0	$0	$0	$0	$0

Total	$835,031	$738,364	$96,667	$0	$0

CAPITAL RESOURCES

     We have and continue to be dependent upon the proceeds from the continued sale of securities and convertible debentures for the funds required to continue operations at present levels and to fund further research and development activities. The following table summarizes sales of our securities over the last three years.

				Purchase Price
			Convertible /	Conversion Price /	Maturity Date /
Date Issued	Gross Proceeds	Security Issued	Exercisable Into	Exercise Price	Expiration Date
Feb-2001	equity line	warrants	10,000,000 shares (1)	$1.00 per share	2/9/2006
Jul-2001	$1,000,000	common stock	3,125,000 shares	$0.32 per share	n/a
Jul-2001	$490,000	common stock	1,225,000 shares	$0.40 per share	n/a
		warrants	367,500 shares	$0.48 per share	7/27/2006
			367,500 shares	$0.56 per share
Aug-2001	$600,000	common stock	2,000,000 shares	$0.30 per share	n/a
Sep-2001	$1,000,000	common stock	6,666,667 shares	$0.15 per share	n/a
Dec-2001	$2,000,000	common stock	7,407,407 shares	$0.27 per share	n/a
Dec-2001	$410,000	common stock	1,518,519 shares	$0.27 per share	n/a
Dec-2001	$200,000	common stock	740,741 shares	$0.27 per share	n/a
Feb-2002	$500,000	common stock	3,333,333 shares	$0.15 per share	n/a
Feb-2002	$500,000	common stock	3,333,333 shares	$0.15 per share	n/a
Mar-2002	$500,000	common stock	3,333,333 shares	$0.15 per share	n/a
Apr-2002	$1,939,000	common stock	17,486,491 shares	$0.11089 per share	n/a
May-2002	$500,000	convertible debenture	Approx. 4,412,000 shares	(2)	5/30/2004
May-2002	consulting services	warrants	1,000,000 shares	$0.18 per share	5/30/2008
Jul-2002	$1,000,000	convertible debenture	Approx. 9,350,000 shares	(3)	7/3/2004
Jul-2002	$500,000	convertible debenture	Approx. 4,588,000 shares	(4)	7/15/2004
Sep-2002	$3,010,000	common stock	21,500,000 shares (5)	$0.14 per share	n/a
		warrants	16,125,000 shares	$0.001 per share (5)	9/9/2007
Dec-2002 &
Mar-2003	$1,100,000	common stock	13,750,000 shares	$0.08 per share	n/a
		warrants	9,075,000 shares	$0.12 per share	12/2007 — 3/2008
Apr-May 2003	$562,000	common stock	7,337,500 shares	$0.08 per share	n/a
Apr-2003	$1,000,000	convertible debenture	22,484,276 shares (6)	(8)	4/2008
Apr-2003		warrants	15,000,000 shares (7)	$0.091 per share	4/2008
June 2003	$125,000	common stock	1,562,500 shares	$0.08 per share	n/a
June 2003		warrants	1,109,375 shares	$0.12 per share	6/2008
July 2003	$1,500,000	convertible debenture	22,929,167 shares (6)	(8)	7/2008
Sep 2003	$1,081,000	common stock	21,620,000 shares	$0.05 per share	n/a
Sept 2003		warrants	13,188,200 shares	$0.10 per share	9/2008
Jan 2004	$1,000,000	convertible debenture	12,558,219 shares	(8)	1/2009
Dec.2003 &
Jan 2004	$325,000	common stock	2,166,666 shares	$0.15 per share	n/a
		warrants	931,666 shares	$0.19 per share	1/2009
Feb 2004	$3,000,000	common stock	30,000,000 shares	$0.10 per share	n\a
		warrants	15,000,000 shares	$0.20 per share	2/2007
May 2004	$3,000,000	common stock	30,000,000 shares	$0.10 per share	n\a

(1)	$0.11 per share for the first 20% of the principal balance of the Debenture, thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of (i) 90% of the average closing bid price for the five trading days prior to the conversion date (the “Market Price”); or (ii) ten cents ($0.10) which amount is subject to certain adjustments.

(2)	$0.1539 per share for the first 20% of the principal balance of the Debenture, thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of (i) 90% of the Market Price; or (ii) ten cents ($0.10) which amount is subject to certain adjustments.

(3)	$0.1818 per share for the first 20% of the principal balance of the Debenture, thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of (i) 90% of the Market Price; or (ii) ten cents ($0.10) which amount is subject to certain adjustments.

(4)	Does not include an additional 1,032,000 shares of common stock issued to H.C. Wainwright & Co. as part of the finder’s fee for the transaction.

(5)	Represents shares issued in connection with certain settlement and mutual release agreements entered in May 2003, pursuant to which, among other things, warrants to purchase 16,125,000 shares of our common stock were cancelled.

(6)	The debentures are convertible commencing July 27, 2003 at a conversion price equal to the lesser of (i) $0.08 or (ii) 80% of the lowest closing bid price of our common stock for the four trading days immediately preceding the conversion date. The holder may not convert more than $600,000 in any thirty-day calendar period.

(7)	The warrants are exercisable commencing October 28, 2003.

(8)	The debentures are convertible at a conversion price equal to the lesser of (i) $0.08 or (ii) 80% of the lowest closing bid price of our common stock for the four trading days immediately preceding the conversion date. The holder may not convert more than $600,000 in any thirty-day calendar period.

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

     In addition, pursuant to a placement agent agreement with H.C. Wainwright & Co., Inc. (“HCW”), we paid HCW a placement fee of $150,500 cash and issued to HCW 1,032,000 shares of our common stock. An adjustment provision in the warrants provided that at 60 and 120 trading days following the original issue date of the warrants, a certain number of warrants shall become exercisable at $0.001. The number of shares for which the warrants are exercisable at $0.001 per share is equal to the positive difference, if any, between (i) $3,010,000 divided by the volume weighted average price (“VWAP”) of our common stock for the 60 trading days preceding the applicable determination date and (ii) 21,500,000, provided however, that no adjustment will be made in the event that the VWAP for the 60 trading day period preceding the applicable determination date is $0.14 or greater. In December 2002 we filed suit against certain parties to the September 2002 financing in connection with the warrant repricing provisions of the agreement, and during May 2003, we entered into settlement and mutual release agreements with such investors, which, among other things, dismissed the lawsuits filed by such investors with prejudice. Pursuant to the agreements, in exchange for release by the parties to the lawsuits and certain investors in the September 2002 financing of their right to exercise the warrants issued in the September 2002 financing, we paid an aggregate of $1,050,487 to such parties.

     From December 2002 through June 2003, we authorized the issuance of and sold 22,650,000 shares of our common stock and warrants to purchase up to 13,590,000 shares of our common stock at $0.08 per share, for an aggregate purchase price of $1,812,000 pursuant to securities purchase agreements in a private offering transaction pursuant to Section 4(2) of the Securities Act. In connection with the agreement, we paid finders’ fees to Harbor View Group, AVIX, Inc. and Robert Nowinski consisting of an aggregate (i) approximately $98,095 and (ii) warrants to purchase 1,246,500 shares of our common stock.

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

     On April 28, 2003 pursuant to a securities purchase agreement with David Provence in a private offering transaction pursuant to Section 4(2) of the Securities Act, we sold 312,500 shares of common stock and warrants to purchase 187,500 shares of common stock at an exercise price of $0.12 per share through April 2007, for an aggregate purchase price of $25,000. In connection with the transaction, we paid a finders’ fee to Diego Vallone consisting of warrants to purchase 15,625 shares of our common stock at an exercise price per share of $0.12 until April 2008.

     On April 28, 2003, we entered into an Equity Line of Credit Agreement with Cornell Capital Partners in a private offering transaction pursuant to Section 4(2) of the Securities Act. The equity line agreement provides, generally, that Cornell Capital Partners has committed to purchase up to $50 million of our common stock over a three-year period, with the timing and amount of such purchases, if any, at our discretion, provided, however, that the maximum amount of each advance is $500,000, and the date of each advance shall be no less than six trading days after our notification to Cornell Capital Partners of its obligation to purchase shares. Any shares of common stock sold under the equity line will be priced at the lowest closing bid price of our common stock during the five consecutive trading days following our notification to Cornell Capital Partners requesting an advance under the equity line. In addition, at the time of each advance, we are obligated to pay Cornell Capital Partners a fee equal to five percent (5%) of the amount of each advance. However, Cornell Capital Partner’s obligation to purchase and our obligation to sell our common stock is conditioned upon the per share purchase price being equal to or greater than a price we set on the advance notice date, the minimum acceptable price, which may not be set any closer than 7.5% percent below the closing bid price of the common stock the day prior to the date we notify Cornell Capital Partners of its obligation to purchase shares. In addition, there are certain other conditions applicable to our ability to draw down on the equity line including the filing and effectiveness of a registration statement registering the resale of all shares of common stock that may be issued to Cornell Capital Partners under the equity line and our adherence with certain covenants. There can be no assurance of the amount of proceeds we will receive, if any, under the equity line of credit with Cornell Capital Partners. For its services as placement agent, Katalyst Securities LLC received 107,527 shares of our common stock, which was valued at $10,000. Katalyst Securities may be deemed to be an underwriter in connection with the sale of common stock under the Equity Line of Credit.

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

     On July 18, 2003, we entered into an additional securities purchase agreement with Cornell Capital, in a private offering transaction pursuant to Section 4(2) of the Securities Act, whereby Cornell Capital Partners purchased $1 million of our 5% secured convertible debentures, due July 17, 2008. Pursuant to the agreement, Cornell Capital Partners Capital received a 10% discount to the purchase price of the convertible debentures purchased. Pursuant to the terms of the agreement, commencing October 18, 2003, Cornell Capital Partners became eligible convert the debenture plus accrued interest, in shares of our common stock at a conversion price equal to the lesser of (a) $0.08 or (b) 80% of the lowest closing bid price of our common stock for the four trading days immediately preceding the conversion date. Our obligations under the convertible debentures and the April and July Agreements were secured by a first priority security interest in substantially all of our assets. Pursuant to the agreements, this security interest terminated upon Advanced Viral receiving $3 million of capital in any form other than through the issuance of free-trading shares of our common stock from sources other than Cornell Capital Partners Capital. This termination occurred during February 2004 upon the funding of $3 million under the Dicke Agreement. As of the date hereof, the April and July debentures have been fully converted into an aggregate of 57,971, 662 shares of common stock, as follows:

•	On September 10, 2003, Cornell Capital Partners converted $600,000 principal amount of the convertible debenture into 14,150,943 shares of common stock at a conversion price of $0.0424 per share.

•	On November 6, 2003, Cornell Capital Partners converted $600,000 principal amount of the convertible debentures into 12,500,000 shares of common stock at a conversion price of $0.048 per share.

•	On November 20, 2003, Cornell Capital Partners converted $600,000 principal amount of convertible debentures into 9,375,000 shares of common stock at a conversion price of $0.064 per share. At December 31, 2003, the outstanding balance was approximately $750,000 including accrued interest.

•	On January 8, 2004, Cornell Capital Partners converted the remaining $700,000 principal amount of convertible debentures plus $51,000 of interest into 9,387,500 shares of common stock at a conversion price of $0.08 per share.

•	Upon the Company’s registration statement going effective with the SEC, the Company issued to Cornell Capital Partners on January 7, 2004 a $1 million 5% convertible debenture and received consideration of $882,402. On February 11, 2004, Cornell Capital Partners converted $1 million principal amount plus interest of $4,657 into 12,558,219 shares of the Company’s common stock at a conversion price of $0.08 per share.

     In September 2003, in connection with a private offering transaction pursuant to Section 4(2) of the Securities Act, we authorized the issuance of and sold 21,620,000 shares of our common stock and warrants to purchase up to 10,810,000 shares of our common stock, for an aggregate purchase price of $1,081,000, or $0.05 per share, pursuant to securities purchase agreements. The warrants are exercisable at $0.10 per share. In connection with the agreements, we paid finders’ fees to Harbor View Group, AVIX, Inc and Robert Nowinski consisting in the aggregate of (i) approximately $115,667 and (ii) warrants to purchase 2,378,200 shares of our common stock. All of the aforementioned warrants are exercisable at $0.10 per share commencing six months after the issuance date, until September 2008. As of the date hereof, none of such warrants have been exercised.

     In December/January 2004, in connection with a private offering transaction pursuant to Section 4(2) of the Securities Act, we authorized the issuance of and sold 2,166,666 shares of our common stock and warrants to purchase up to 758,334 shares of our common stock, for an aggregate purchase price of $325,000, or $0.15 per share, pursuant to securities purchase agreements with certain purchasers. In connection with the agreements, we paid finders’ fees to Harbor View Group consisting in the aggregate of (i) approximately $26,000 and (ii) warrants to purchase 173,333 shares of our common stock. All of the aforementioned warrants are exercisable at $0.19 per share commencing six months after the issuance date, for a period of five years. As of the date hereof, none of such warrants have been exercised.

     On February 3, 2004, in connection with a private offering transaction pursuant to Section 4(2) of the Securities Act, we entered into an agreement with James Dicke II and his son James Dicke III, whereby we agreed to sell an aggregate of 120 million shares of our common stock and warrants to purchase 15 million shares of our common stock for an aggregate purchase price of $12 million. Pursuant to the agreement, the funding shall take place in four equal stages of $3 million each, once every 90 days with the first $3 million funding having occurred on February 5, 2004 and the second $3 million funding having occurred on May 5, 2004. There are no conditions precedent to the investors’ obligation to close other than the accuracy of our representations and warrants and our compliance with the agreement. The warrants have an exercise price of $0.20 per share and are exercisable at any time through February 2, 2007. In addition, we granted demand and piggyback registration rights to the investors for the shares issued or issuable in connection with the transaction. James F. Dicke II is the Chairman and CEO of Crown Equipment Corporation and a former member of our Board of Directors.

     On February 9, 2004, we entered into a termination and release agreement with DCT, S.R.L. and certain of its affiliates pursuant to which pursuant to which a distribution agreement and various testing agreements with DCT, along with any and all distribution rights and rights to royalties or fees thereunder, were terminated. In addition, the agreement provides that any and all intellectual property rights relating to the terminated agreements were the property of Advanced Viral, and the parties released each other from claims relating thereto. In consideration, we agreed to pay DCT $60,000 and granted warrants to purchase an aggregate of 5 million shares of our common stock to certain of DCT’s affiliates at an exercise price of $0.16 until February 8, 2009. In addition the recipients of the warrants agreed not to sell more than an aggregate of 2 million shares of our common stock in any six-month period through February 8, 2009.

OUTSTANDING SECURITIES

     Currently, in addition to the 632,291,677 shares of our common stock currently outstanding, we have: (i) outstanding stock options to purchase an aggregate of approximately 146.7 million shares of common stock at exercise prices ranging from $0.052 to $0.36, of which approximately 95.1 million are currently exercisable; (ii) outstanding warrants to purchase an aggregate of approximately 91.3 million shares of common stock at prices ranging from $0.091 to $1.00, all of which warrants are currently exercisable; (iii) approximately 4 million shares of common stock underlying certain outstanding convertible debentures; and (iv) an aggregate of 60 million shares to be issued in August and November 2004 pursuant to a securities purchase agreement. The foregoing does not include shares issuable pursuant to the Equity Line of Credit Agreement with Cornell Capital Partners.

     If all of the foregoing were fully issued, exercised and/or converted, as the case may be, we would receive proceeds of approximately $50.1 million, and we would have approximately 934.3 million shares of common stock outstanding. The sale or availability for sale of this number of shares of common stock in the public market could depress the market price of the common stock. Additionally, the sale or availability for sale of this number of shares may lessen the likelihood that additional equity financing will be available to us, on favorable or unfavorable terms. Furthermore, the sale or availability for sale of this number of shares could limit the annual amount of net operating loss carryforwards that could be utilized.

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

ITEM 4. CONTROLS AND PROCEDURES

     As of March 31, 2004, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the our disclosure controls and procedures. Based on that evaluation, our management, including Chief Executive Officer and Acting Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2004 in providing reasonable assurances that material information required to be disclosed is included on a timely basis in the reports it files with the Securities and Exchange Commission. Furthermore, management noted that no changes occurred during the three months ended March 31, 2004 that materially affected, or would be reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     See Part I, Item 2 of this Report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS. The following Exhibits are filed with this Report:

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulations S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulations S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) REPORTS ON FORM 8-K.

Current Report on Form 8-K dated April 19, 2004 with respect to the resignation of our former Chief Financial Officer, Alan Gallantar.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED VIRAL RESEARCH CORP.
Date: May 14, 2004	By:	/s/ Martin Bookman
Martin Bookman, Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Elma S. Hawkins PhD, MBA
Elma S. Hawkins, PhD, MBA
President and Chief Executive Officer