Form 10-Q
period 2004-06-30
ADVANCED VIRAL RESEARCH CORP
filed 2004-08-12
CIK 786623

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended
June 30, 2004

OR

☐   TRANSITION REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________________ to _______________

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

Yes   ☐   No    ☑

Indicate the number of shares outstanding of the registrant’s Common Stock outstanding as of the close of business on August 12, 2004: 666,487,734

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

     These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,606,302	$270,936
Prepaid insurance	134,554	71,312
Assets held for sale	142,628	147,531
Other current assets	8,420	4,108

Total current assets	4,891,904	493,887
Property and Equipment, Net	917,647	1,322,253
Patents and Other Assets	1,129,926	1,172,778

Total assets	$6,939,477	$2,988,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$515,074	$792,398
Accrued liabilities	197,401	120,487
Current portion of note payable	5,248	15,572

Total current liabilities	717,723	928,457

Convertible Debenture, Net	329,481	1,427,946

Common Stock Subscribed but not Issued	—	280,000

Commitments, Contingencies and Subsequent Events	—	—

Stockholders’ Equity:
Common stock; 1,000,000,000 shares of $.00001 par value authorized, 633,187,734 and 544,591,722 shares issued and outstanding, respectively	6,332	5,446
Additional paid-in capital	66,801,443	57,262,111
Deficit accumulated during the development stage	(60,915,502)	(56,915,042)

Total stockholders’ equity	5,892,273	352,515

Total liabilities and stockholders’ equity	$6,939,477	$2,988,918

See notes to consolidated financial statements.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					Inception
					(February 20,
	Three Months Ended		Six Months Ended		1984) to
	June 30,		June 30,		June 30,
	2004	2003	2004	2003	2004
Revenues	$—	$—	$—	$—	$231,892

Costs and Expenses:
Research and development	532,387	389,100	989,805	847,010	20,655,539
General and administrative	482,321	805,014	1,254,441	1,668,216	22,070,351
Compensation and other expense for options and warrants	—	132,597	—	258,169	4,929,024
Depreciation	204,530	237,284	412,293	475,024	3,207,442
Cost in connection with settlement of distribution agreement	—	—	687,005	—	687,005

	1,219,238	1,563,995	3,343,544	3,248,419	51,549,361

Loss from Operations	(1,219,238)	(1,563,995)	(3,343,544)	(3,248,419)	(51,317,469)

Other Income (Expense):
Interest income	25,195	1,661	38,993	7,850	953,213
Other income	—	—	—	—	120,093
Interest expense	(9,351)	(109,801)	(683,767)	(191,840)	(8,746,796)
Severance expense — former directors	—	—	—	—	(302,500)

	15,844	(108,140)	(644,774)	(183,990)	(7,975,990)

Loss from Continuing Operations	(1,203,394)	(1,672,135)	(3,988,318)	(3,432,409)	(59,293,459)
Loss from Discontinued Operations	(5,622)	(6,699)	(12,142)	(16,351)	(1,622,043)

Net Loss	$(1,209,016)	$(1,678,834)	$(4,000,460)	$(3,448,760)	$(60,915,502)

Net Loss Per Common Share
Basic and Diluted:
Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Net loss	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding	606,970,520	479,826,716	558,609,090	477,552,231

See notes to consolidated financial statements.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2004
(Unaudited)

	Amount	Common Stock		Additional	Deficit Accumulated during the
	Per			Paid-In	Development
	Share	Shares	Amount	Capital	Stage	Total
Balance, December 31, 2003	$—	544,591,722	$5,446	$57,262,111	$(56,915,042)	$352,515

Exercise of stock option	0.08500	100,000	1	8,499	—	8,500
Sale of common stock, for cash	0.10000	60,000,000	600	5,999,400	—	6,000,000
Sale of common stock, for cash	0.15000	2,166,666	21	324,979	—	325,000
Issuance of common stock, conversion of debt	0.08000	21,945,719	220	1,755,438	—	1,755,658
Issuance of common stock, conversion of debt	0.11574	1,857,730	19	214,995	—	215,014
Issuance of common stock, conversion of debt	0.12276	896,057	9	109,991	—	110,000
Issuance of common stock, conversion of debt	0.13194	1,629,840	16	215,025	—	215,041
Expenses of stock issuance	—	—	—	(26,000)	—	(26,000)
Beneficial conversion feature, January debenture	—	—	—	250,000	—	250,000
Warrants issued in settlement of distribution agreement	—	—	—	687,005	—	687,005
Net loss, June 30, 2004	—	—	—	—	(4,000,460)	(4,000,460)

Balance, June 30 2004		633,187,734	$6,332	$66,801,443	$(60,915,502)	$5,892,273

See notes to consolidated condensed financial statements.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Inception
	Six Months Ended		(February 20,
	June 30,		1984) to
			June 30,
	2004	2003	2004
Cash Flows from Operating Activities:
Net loss	$(4,000,460)	$(3,448,760)	$(60,915,502)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	419,895	482,945	3,796,426
Cost in connection with settlement of distribution agreement	687,005	—	687,005
Amortization of debt issuance costs	232,374	30,458	1,303,524
Amortization of deferred interest cost on beneficial conversion feature of convertible debenture	431,152	88,212	5,423,348
Amortization of discount on warrants	—	221,068	1,681,533
Amortization of discount on warrants — consulting services	—	—	230,249
Amortization of deferred compensation cost	—	—	760,500
Issuance of common stock for debenture interest	16,096	37,685	237,199
Issuance of common stock for services	—	—	1,586,000
Compensation expense for options and warrants	—	54,339	3,870,596
Changes in operating assets and liabilities:		—
(Increase) decrease in other current assets	(70,254)	11,391	(164,793)
Increase in other assets	(89,523)	(115,022)	(1,867,731)
Increase (decrease) in accounts payable and accrued liabilities	(200,408)	606,111	718,677

Total adjustments	1,426,337	1,417,187	18,262,533

Net cash used in operating activities	(2,574,123)	(2,031,573)	(42,652,969)

Cash Flows from Investing Activities:
Purchase of investments	—	—	(6,292,979)
Proceeds from sale of investments	—	—	6,292,979
(Acquisition) disposal of property and equipment	(7,687)	4,769	(4,326,302)

Net cash provided by (used in) investing activities	(7,687)	4,769	(4,326,302)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible debt	900,000	867,500	14,569,388
Proceeds from sale of securities, net of issuance costs	6,307,500	1,660,340	38,574,484
Issuance of common stock subscribed	(280,000)	(758,900)	(1,163,900)
Proceeds from common stock subscribed but not issued	—	—	1,163,900
Payments under litigation settlement	—	(1,021,647)	(1,050,647)
Payments under capital lease	—	(67,814)	(420,581)
Payments on note payable	(10,324)	(13,385)	(106,071)
Recovery of subscription receivable written off	—	—	19,000

Net cash provided by financing activities	6,917,176	666,094	51,585,573

Net Increase (Decrease) in Cash and Cash Equivalents	4,335,366	(1,360,710)	4,606,302
Cash and Cash Equivalents, Beginning	270,936	1,475,755	—

Cash and Cash Equivalents, Ending	$4,606,302	$115,045	$4,606,302

Supplemental Disclosure of Cash Flow information Cash paid during the period for interest	$4,145	$8,246

Supplemental Schedule of Non-Cash Investing and Financing Activities:
A note was issued in 2003 for approximately $16,000 to secure an obligation to an agency of New York State.

See notes to consolidated financial statements.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of June 30, 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position as of June 30, 2004 and results of operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003. All such adjustments are of a normal recurring nature. Certain general and administrative expenses from inception relating to consulting services were reclassified to compensation expense for options and warrants to be consistent with current presentation.

During 2003, the Company discontinued allocating the majority of its general and administrative expenses to research and development. Subsequent to December 31, 2002, the Company reduced its research and development activities to include only research performed in Israel. Therefore, the Company’s allocation to research and development included only those direct expenses relating to the research and development activities in Israel and allocated salary and payroll taxes for the Company’s Chief Scientist, who oversaw the clinical trials in Israel and spent a portion of his time in these initiatives. This change was necessary to reflect current operating costs relating to the Company’s facility in Yonkers, New York. Starting in 2004, the Company’s research and development efforts were directed to product development, regulatory affairs, quality control and quality assurance as well as its efforts in Israel. As such, a portion of the Company’s salaries and payroll taxes as well as facility costs at its headquarters in Yonkers, New York were allocated to research and development.

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

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 2.   LIQUIDITY CONSIDERATIONS

As indicated in the accompanying financial statements, the Company has suffered accumulated net losses of $60,915,502 since inception and is dependent upon registration of AVR118 for sale before it can begin commercial operations. The Company’s cash position may be inadequate to pay all the costs associated with operations and the full range of testing and clinical trials required by the FDA. Unless and until AVR118 is approved for sale in the United States or another industrially developed country, the Company will be dependent upon the continued sale of its securities, debt or equity financing for funds to meet its cash requirements.

On February 5, 2004, the Company entered into an agreement with two investors whereby the Company agreed to sell an aggregate of 120 million shares of its common stock and warrants to purchase 15 million shares of its common stock for an aggregate purchase price of $12 million. Pursuant to the agreement, the funding takes place in four equal stages of $3 million each, once every 90 days with the first $3 million funding having occurred on February 5, 2004. The second $3 million funding occurred on May 5, 2004 and the third funding occurred on August 4, 2004.

Management believes that cash flows from the foregoing agreement and from current financing arrangements will be sufficient to fund current operations. Management intends to continue to sell the Company’s securities in an attempt to meet its cash flow requirements; however, no assurance can be given that equity or debt financing, if and when required, will be available.

NOTE 3.   RESEARCH AND DEVELOPMENT ACTIVITIES

STATUS OF CLINICAL TRIALS IN ISRAEL

The Company is currently testing injectable AVR118 in a Phase I/II study in Israel involving cachectic AIDS patients who may or may not be receiving anti-retroviral therapy or highly active anti-retroviral therapy (HAART) Patient accrual in this study has been completed; all 30 patients contemplated under the study protocol have been enrolled in the study. The Company’s objective for this study is to determine the safety and tolerability of AVR118. Although there can be no assurances, the Company anticipates that the clinical trials in Israel will help facilitate the planned investigational new drug (IND) application process for injectable AVR118 with the FDA.

The Company is in the process of gathering the data in order to evaluate the best course of action for the development of AVR118.

From inception of all the clinical studies in Israel through June 30, 2004, the Company has expensed approximately $2,109,000. The cost to complete the Phase I/II study in Israel of AVR118 for cachectic patients with AIDS is estimated to be $219,000. In addition, the Company believes it will incur an additional $150,000 for consulting expenses in the U.S. related to the analysis of data from this Phase I/II study as well as strategic consulting. Of this amount approximately $90,000 has been paid as of June 30, 2004.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 3.   RESEARCH AND DEVELOPMENT ACTIVITIES (continued)

STATUS OF CLINICAL TRIALS IN ISRAEL (continued)

In April 2001, the Company formalized a 12-month agreement with the Selikoff Center in Israel to develop clinical trials in Israel using AVR118, which arrangement has concluded. As of June 30, 2004, the Company had paid $242,000 for such research.

In September 2002, the Company entered into a contract with EnviroGene LLC, an affiliate of the Selikoff Center, to conduct, evaluate and maintain the scientific quality for the three clinical studies listed above. Under the terms of this agreement, EnviroGene will (1) finalize all Israeli government and hospital approval documents, (2) complete and organize the three clinical trials including establishing a network of scientists to perform said study/trial and initiate recruitment of patients and (3) perform the studies/trials and evaluate the results. The contract with EnviroGene LLC provides that in consideration for services to be provided by EnviroGene, the Company is obligated to pay EnviroGene $1,551,000, of which approximately $1,323,000 has been expensed and approximately $875,000 has been paid through June 30, 2004.

In October 2002, the Company entered into an agreement with Quintiles Israel Ltd. to act as the auditor and monitor of the clinical studies. The agreement terminates upon completion of the services unless terminated earlier by either party upon prior written notice or upon a material breach and a failure to cure, and upon such termination, the Company retains all rights to the research performed under the agreement. The Company has expensed $167,000 since inception of the contract through June 30, 2004. If all three clinical studies in Israel were concluded, the additional cost under this contract would be $86,000. The Company cannot at this time determine the financial impact of reducing the number of trials under this contract.

In November 2002, the Company entered into an agreement with the Kaplan Medical Center in Israel to act as the center for the Phase I/II study using AVR118 for cachectic patients with AIDS. The agreement terminates upon conclusion of the study, or upon prior written notice, and upon such termination the Company retains all rights to the research performed under the agreement. All 30 patients contemplated under the study protocol have been enrolled in the study. The Company has expensed $140,000 since inception of the contract through June 30, 2004.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 3.   RESEARCH AND DEVELOPMENT ACTIVITIES (continued)

STATUS OF CLINICAL TRIALS IN ISRAEL (continued)

Conducting the clinical trials of AVR118 will require significant cash expenditures. AVR118 may never be approved for commercial distribution by any country. Because the Company’s research and development expenses and clinical trial expenses will be charged against earnings for financial reporting purposes, we expect that losses from operations will continue to be incurred for the foreseeable future. We currently do not have sufficient funds to complete all phases of clinical trials of AVR118 which are necessary to permit the commercial sale of AVR118.

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

CONTRACTED RESEARCH AND DEVELOPMENT

On July 8, 2002, the Company extended an agreement with the Weizmann Institute of Science and Yeda, its developmental arm in Israel, to conduct research on the effects of AVR118 on the immune system, especially on T lymphocytes. In addition, scientists were to explore the effects of AVR118 in animal models. Total costs incurred in connection with this research are expected to be $138,000. Since inception through June 30, 2004, the Company expensed $120,000 and paid $90,000 in connection with this agreement. Final payment has not been made pending receipt, review and approval of the final report.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 3.   RESEARCH AND DEVELOPMENT ACTIVITIES (continued)

REGULATORY ACTIVITIES

On July 30, 2001, the Company submitted an Investigational New Drug (IND) application to the United States Food and Drug Administration (FDA) for the use of AVR118 as a topical treatment for genital warts caused by human papilloma virus (HPV) infection. In September 2001, the FDA allowed the Company’s IND application for AVR118, which permitted the Company to begin Phase I clinical trials. The Phase I study was performed in the United States on healthy volunteers. In March 2002, the Company completed this trial and submitted to the FDA the results, which indicated that AVR118 was safe and well tolerated dermatologically at all doses administered in the study. Phase II trials of AVR118 would be designed to explore the effectiveness of the drug in a slightly larger population as well as to further evaluate its safety. Currently, the Company is determining the best course of action to proceed with the Phase II clinical trials of AVR118 for topical use.

OTHER RESEARCH AND DEVELOPMENT ACTIVITIES

In March 2004, the Company retained the services of MediVector, Inc. (a biopharmaceutical consulting firm) to perform data management, statistical analysis and report writing for the Israeli clinical trials and other patient experiences with AVR118.

In April 2004, the Company appointed Carol Epstein, MD, a co-founder of MediVector, Inc. as acting Medical Director to Advanced Viral Research Corp. In this newly appointed position, Dr. Epstein will help guide the Company in the clinical development of AVR118, including choice of clinical indications, design and preparation of protocols for clinical trials, analysis of compiled data, the processing of adverse events in clinical trials, writing clinical sections of the IND and meeting with the FDA.

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

Pursuant to the agreement, Dr. Hawkins received an option to purchase 40 million shares of common stock through February 2009. The option vests in increments of 666,667 on a monthly basis, and is exercisable at five different prices, as follows: (i) $0.12 for the first 8 million option (ii) $0.129 for the next 8 million option shares; (iii) $0.139 for the next 8 million option shares; (iv) $0.149 for the next 8 million shares and (v) $0.160 for the last 8 million option shares. If Dr. Hawkins is terminated for cause or if she voluntarily resigns without cause, the option shall expire for all option shares which have as of such date not become exercisable but shall survive with respect to option shares that have become exercisable as of such date, (the “Surviving Options”), provided, she shall have 90 days to exercise the Surviving Options. Upon the termination of Dr. Hawkins’ employment for other reasons, the option shall immediately become exercisable for that number of option shares equal to the number of option shares which would have been subject to exercise by Dr. Hawkins during the then current term of the employment agreement (without giving effect to any extensions thereof).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 4.   CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

OTHER EMPLOYEES

The fair value of options granted to Alan Gallantar, our Chief Financial Officer until his resignation on April 19, 2004, was estimated to be $376,126 ($0.0827 per option share) based upon a financial analysis of the terms of the options using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 20%; a risk-free interest rate of 6% and an expected life of ten years.

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

Shares Underlying
Stock Options
Outstanding at December 31, 2003	17,904,825
Granted	45,000,000
Exercised	0
Forfeited	(9,375,000)

Outstanding at June 30, 2004	53,529,825

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

In February 2004, under terms of her employment contract Dr. Hawkins received an option to purchase 40 million shares of common stock through February 2009. The option vests in increments of 666,667 on a monthly basis, and is exercisable at five different prices, as follows: (i) $0.12 for the first 8 million option shares; (ii) $0.129 for the next 8 million option shares; (iii) $0.139 for the next 8 million option shares; (iv) $0.149 for the next 8 million shares and (v) $0.160 for the last 8 million option shares. The fair value of these option was estimated to be (i)$1,174,024 ($0.1468 per option), (ii) $1,170,867 ($0.1464 per option), (iii) $1,167,509 ($0.1459 per option), (iv) $1,164,292 ($0.1455 per option) and (v) $1,160,901 ($0.1451 per option), based upon a financial analysis of the terms of the options using the Black-Scholes pricing model with the following assumptions: expected volatility of 156%; a risk-free interest rate of 3.08% and an expected holding period of 5 years.

In June 2004, in recognition of the effectiveness of the company’s new President and CEO, Dr. Elma Hawkins, the Board of Directors elected to disband the Executive Management Committee and 750,000 options previously granted in December 2003 were cancelled.

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

	Six Months Ended June 30,
	2004	2003
Net loss as reported	$(4,000,460)	$(3,448,760)
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,339,954)	(393,107)

Pro forma net loss	$(6,340,414)	$(3,841,867)

Earnings per share — basic and diluted:
As reported	($0.01)	($0.01)

Pro forma	($0.01)	($0.01)

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 6.   COMMITMENTS AND CONTINGENCIES

POTENTIAL CLAIM FOR ROYALTIES

The Company may be subject to claims from certain third parties for royalties due on sale of AVR118. The Company has not as yet received any notice of claim from such parties.

PRODUCT LIABILITY

The Company is unaware of any claims or threatened claims since Reticulose® was initially marketed in the 1940’s; however, one study noted adverse reactions from highly concentrated doses in guinea pigs. The Company could be subjected to claims for adverse reactions resulting from the use of AVR118. In the event any claims for substantial amounts were successful, they could have a material adverse effect on the Company’s financial condition and on the marketability of AVR118. During November 2003, the Company secured $3 million of product liability coverage at a cost of approximately $15,000 per annum. In addition, the Company extended at a nominal cost, liability coverage for its clinical trials in Israel until October 2004. There can be no assurance that the Company will be able to secure additional insurance in adequate amounts or at reasonable premiums if it determined to do so. Should the Company be unable to secure additional product liability insurance, the risk of loss to the Company in the event of claims would be greatly increased and could have a material adverse effect on the Company.

LACK OF PATENT PROTECTION

The Company has 12 issued U.S. patents, two issued Australian patents and one granted China patent for the use of AVR118 at June 30, 2004. The Company currently has seven patent applications pending with the U.S. Patent Office and 18 foreign patent applications at June 30, 2004. The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing a similar product. There can be no assurance that such patents, if obtained, will be enforceable.

DISTRIBUTION AGREEMENTS

The Company currently is a party to separate agreements with four different entities whereby the Company has granted exclusive rights to distribute Reticulose®, the forerunner of AVR118, in the countries of Canada, China, Japan, Macao, Hong Kong, Taiwan and Mexico. Pursuant to these agreements, distributors are obligated to cause Reticulose® to be approved for commercial sale in such countries and, upon such approval, to purchase from the Company certain minimum quantities of Reticulose® to maintain the exclusive distribution rights. Leonard Cohen, a former consultant to the Company, has informed the Company that he is an affiliate of two of these entities. To date, the Company has recorded revenue classified as other income for the sale of territorial rights under the distribution agreements. The Company has made no sales under the distribution agreements other than for testing purposes.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 6.   COMMITMENTS AND CONTINGENCIES (Continued)

DISTRIBUTION AGREEMENTS (Continued)

On February 9, 2004, the Company entered into a termination and release agreement with DCT, S.R.L. and certain of its affiliates pursuant to which a distribution agreement and various testing agreements with DCT, along with any and all distribution rights and rights to royalties or fees thereunder, were terminated. In addition, the agreement provides that any and all intellectual property rights relating to the terminated agreements were the property of the Company, and the parties released each other from claims relating thereto. In consideration, the Company agreed to pay DCT $60,000 and granted warrants to purchase an aggregate of 5 million shares of common stock to certain of DCT’s affiliates at an exercise price of $0.16 through February 8, 2009. In addition, the recipients of the warrants agreed not to sell more than an aggregate of two million shares of common stock in any six-month period through February 8, 2009. The fair value of the warrants was estimated to be $687,005 ($0.1374 per warrant) based on a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 156%; a risk free interest rate of 3.03% and an expected holding period of five years. This amount is reflected on the June 30, 2004 Consolidated Statement of Operations as “Cost in connection with termination of distribution agreement.”

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

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 7.   SECURITIES PURCHASE AGREEMENTS (Continued)

CONVERTIBLE DEBENTURES AND WARRANTS (Continued)

•	On May 30, 2002, the Company sold to O. Frank Rushing and Justine Simoni, as joint tenants, $500,000 principal amount of its 5% convertible debenture. Based on the terms for conversion associated with this debenture, there was an intrinsic value associated with the beneficial conversion feature, which was recorded as deferred interest expense and is presented as a discount on the convertible debenture. On June 3, 2002, these investors converted the first 20% ($100,000) into 909,091 shares of common stock at a conversion price of $0.11 per share. In January 2003, the holder converted the second 20% ($100,000 plus interest of $3,041) into 1,030,411 shares of common stock at a conversion price of $0.10 per share. In May 2003, the holder converted the third 20% of the debenture ($100,000 plus interest of $5,000) into $1,050,000 shares of common stock at a conversion price of $0.10 per share. In November 2003, the holder converted the fourth 20% of the debenture ($100,000 plus interest of $7,500 into 745,643 shares of common stock at a conversion price of $0.1442 per share. At December 31, 2003, the outstanding balance was approximately $107,000 including accrued interest. In May 2004, the holder converted the fifth and final 20% of the debenture ($100,000 plus $10,000 of interest) into 896,057 shares of common stock at a conversion price of $0.12276 per share.

•	On July 3, 2002, the Company sold to James F. Dicke II, who was then a member of its Board of Directors, $1 million principal amount of its 5% convertible debenture. Based on the terms for conversion associated with this debenture, there was an intrinsic value associated with the beneficial conversion feature, which was recorded as deferred interest expense and is presented as a discount on the convertible debenture. On July 3, 2002, Mr. Dicke converted the first 20% of the debenture ($200,000) for 1,299,545 shares of common stock at a conversion price of $0.1539 per share. In January 2003, the holder converted the second 20% ($200,000 plus interest of $5,041) of the debenture into 2,050,411 shares of common stock at a conversion price of $0.10 per share. In July 2003, the holder converted the third 20% of the debenture ($200,000 plus $10,000 of interest) for 2.1 million shares of common stock at a conversion price of $0.10 per share. At December 31, 2003, the outstanding balance was approximately $430,000 including accrued interest. In January 2004, the holder converted the fourth 20% of the debenture ($200,000 plus $15,014 of the interest) into 1,857,730 shares of common stock at a conversion price of $0.1157 per share. . In July 2004, the holder converted the fifth and final 20% of the debenture ($200,000 plus $20,000 of interest) into 2,200,000 shares of common stock at a conversion price of $0.10 per share.

•	On July 15, 2002, the Company sold to Peter Lunder $500,000 principal amount of the Company’s 5% convertible debenture. Based on the terms for conversion associated with this debenture, there was an intrinsic value associated with the beneficial conversion feature, which was recorded as deferred interest expense and is presented as a discount on the convertible debenture. In January 2003, the holder converted 40% ($200,000 plus interest of $4,822) of the debenture into 1,587,797 shares of common stock, the first 20% of which was converted at a conversion price of $0.1818 per share, and the second 20% of which was converted at a conversion price of $0.10 per share. At December 31, 2003, the outstanding balance was approximately $322,000 including accrued interest. On January 14, 2004, the holder converted 40% ($200,000 plus interest of $15,041) of the debenture into 1,629,840 shares at a conversion price of $0.13194 per share. In July 2004, the holder converted the fifth and final 20% of the debenture ($100,000 plus $10,000 of interest) into 1,100,000 shares of common stock at a conversion price of $0.10 per share.

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

STOCK PURCHASE AGREEMENTS

From time to time, the Company has issued warrants to purchase common stock to various parties as part of a stock purchase agreement or a settlement. The following is a summary of those warrants that have been recently issued:

Warrants
Outstanding at December 31, 2003	70,418,170
Granted	20,931,667
Exercised	—
Forfeited	(925,928)

Outstanding at June 30, 2004	90,423,909

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

On February 3, 2004, the Company entered into an agreement with James Dicke II and James Dicke III, whereby the Company agreed to sell an aggregate of 120 million shares of its common stock and warrants to purchase 15 million shares of its common stock for an aggregate purchase price of $12 million. Pursuant to the agreement, the funding shall take place in four equal stages of $3 million each, once every 90 days. The first $3 million of funding occurred on February 5, 2004, the second $3 million of funding occurred on May 5, 2004 and the third $3 million of funding occurred on August 4, 2004. There are no conditions precedent to the investors’ obligation to close other than the accuracy of the Company’s representations and warrants and its compliance with the agreement. The warrants have an exercise price of $0.20 per share and are exercisable at any time through February 2, 2007. In addition, the Company granted demand and piggyback registration rights to the investors for the shares issued or issuable in connection with the transaction. James F. Dicke II is the Chairman and CEO of Crown Equipment Corporation and a former member of the Board of Directors of Advanced Viral Research Corp.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 7.   SECURITIES PURCHASE AGREEMENTS (Continued)

PRIVATE EQUITY LINE OF CREDIT

On April 28, 2003, the Company entered into an equity line of credit with Cornell Capital Partners LP. Pursuant to the equity line of credit, the Company may, at its discretion, periodically sell to Cornell Capital Partners Capital shares of common stock for a total purchase price of up to $50 million. For each share of common stock purchased under the equity line of credit, Cornell Capital Partners Capital will pay the Company 100% of the lowest closing bid price of its common stock on the over-the-counter Bulletin Board or other principal market on which its common stock is traded for the five days immediately following the notice date. Further, Cornell Capital Partners Capital is entitled to a retain 5% of each advance under the equity line of credit. The Company’s obligation to sell its common stock is conditioned, at its option, upon the per share purchase price being equal to or greater than a minimum acceptable price, set by the Company on the advance notice date, which may not be set any closer than 7.5% below the closing bid price of its common stock the day prior to the notice date. In December 2003, the Company registered the resale of 95,712,595 shares that may be issued under the equity line of credit. For its services as placement agent, Katalyst Securities LLC received 107,527 shares of common stock, which was valued at $10,000.

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

					Inception
	Three Months		Six Months		(February 20
	Ended June 30,		Ended June 30,		1984) to June 30,
	2004	2003	2004	2003	2004
Revenues	$—	$—	$—	$—	$—

Costs and Expenses:
General and administrative	1,982	2,739	4,805	8,430	1,332,019
Depreciation	3,640	3,960	7,601	7,921	294,943

	5,622	6,699	12,406	16,351	1,626,962

Loss from Operations	(5,622)	(6,699)	(12,406)	(16,351)	(1,626,962)
Other Income	—	—	264	—	4,919

Discontinued operations	$(5,622)	$(6,699)	(12,142)	$(16,351)	$(1,622,043)

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

     Since our incorporation in Delaware in July 1985, we have been engaged primarily in research and development activities. We have not generated significant operating revenues, and as of June 30, 2004, we had incurred a cumulative net loss of approximately $60.9 million. Our ability to generate substantial operating revenue depends upon our success in gaining FDA approval for the commercial use and distribution of AVR118. All of our research and development efforts have been devoted to the development of AVR118.

     Conducting the clinical trials of AVR118 will require significant cash expenditures. AVR118 may never be approved for commercial distribution by any country. Because our research and development expenses and clinical trial expenses will be charged against earnings for financial reporting purposes, we expect that losses from operations will continue to be incurred for the foreseeable future. We currently do not have sufficient funds to complete all phases of clinical trials of AVR118 which are necessary to permit the commercial sale of AVR118.

     We are focusing our clinical efforts on our one ongoing Phase I/II open-label, dose-escalation clinical trial being conducted at the Kaplan Medical Center in Rehovot, Israel of injectable AVR118 for cachectic patients with AIDS who may or may not be receiving anti-retroviral therapy or highly active anti-retroviral therapy (HAART). Our objective for this study is to determine the safety and tolerance of AVR118. Although there can be no assurances, we anticipate that the clinical trials in Israel will help facilitate the planned investigational new drug (IND) application process for injectable AVR118 with the FDA. Patient accrual in this study has been completed; all 30 patients contemplated under the study protocol have been enrolled in the study. The study requires a two-week pre-treatment period, a four-week treatment period and a four-week follow-up period. The results of the first 23 patients all of whom have completed the full course of treatment of AVR118 were presented at the American Society of Clinical Oncology’s (ASCO) 40th Annual Meeting in early June 2004. The results of an additional two patients with cancer cachexia (pancreatic cancer) were also presented at ASCO. Results from the patients on three different dose groups of AVR118 showed improvement in appetite, weight gain or stability, and enhanced quality of life. None of the patients reported any serious side effects associated with AVR118 therapy.

     The Company is in the process of gathering the data in order to evaluate the best course of action for the development of AVR118.

     From inception of all the clinical studies in Israel, we have expensed approximately $2,109,000. The cost to complete the Phase 1/II study in Israel of AVR118 for cachectic patients with AIDS is estimated to be $219,000. In addition, we believe we will incur an additional $150,000 for expenses in the U.S. related to analyzing the data from the Phase I/II study in Israel as well as strategic consulting. Of this amount approximately $90,000 has been paid as of June 30, 2004.

     The costs relating to our research and development efforts for the years 2000 through June 30, 2004 as well as the estimated costs for completion of research and development efforts that were commenced prior to or deferred as of June 30, 2004 are presented below.

COSTS RELATING TO RESEARCH AND DEVELOPMENT EFFORTS
FROM JANUARY 2000 THROUGH JUNE 30, 2004

			2004
			3 Months	6 Months		Estimated
			ended	ended	2000-	Costs To
COST CATEGORY	2000-2002	2003	6/30/04	6/30/04	6/30/04	Complete*	Total
Hospital fees
Phase I (topical)	254,246	—	—	—	254,246	—	254,246
Phase I/II AIDS (Israel)	—	102,750	7,750	37,500	140,250	40,250	180,500
Phase I leukemia/lymphoma (Israel)	—	—	19,000	19,000	19,000	191,000	210,000
Phase I solid tumor (Israel)	—	—	—	—	—	219,000	219,000
Laboratory fees	500	61,729	20,065	38,588	100,817	19,280	120,097
Insurance cost	3,359	38,195	4,260	3,333	44,887	7,500	52,387

Total Clinical Fees	258,105	202,674	51,075	98,421	559,200	477,030	1,036,230

IND preparation/maintenance	103,713	—	—	—	103,713	—	103,713
CRO clinical trial management
Phase I (topical)	47,527	—	—	—	47,527	—	47,527
Phase I/II AIDS (Israel)	920,064	807,111	28,668	76,399	1,803,574	164,533	1,968,107
Argentina patient experiences	253,168	—	—	—	253,168	—	253,168
Data management and study reports	122,300	—	111,500	139,000	261,300	61,000	322,300
Clinical and Regulatory consulting	1,274,200	83,230	75,412	134,359	1,491,789	143,088	1,634,877

Total Clinical/Regulatory Operations	2,720,972	890,341	215,580	349,758	3,961,071	368,621	4,329,692

General laboratory supplies	1,030,006	—	5,415	9,172	1,039,178	20,828	1,060,006
Toxicology	197,135	—	—	—	197,135	—	197,135
Contracted R&D	562,106	55,262	—	—	617,368	—	617,368
Validation	705,249	—	—	—	705,249	—	705,249
Drug preparation and support	1,982,421	—	—	—	1,982,421	—	1,982,421
Salary and Facility allocations	5,317,974	175,219	260,317	531,482	6,024,675	568,518	6,593,193
R&D Travel Expenses	9,044	26,822	—	972	36,838	14,028	50,866

Total Preclinical Research and Development	9,803,935	257,303	265,732	541,626	10,602,864	603,374	11,206,238

Total Research and Development	12,783,012	1,350,318	532,387	989,805	15,123,135	1,449,025	16,572,160

* Represents the Company’s estimate of future costs which may be inccured for research and development costs for projects commenced or deferred as of June 30, 2004.

     During 2002, the Board of Directors approved a plan to sell Advance Viral Research Ltd. (LTD), our Bahamian subsidiary. The decision was based upon the completion of construction on our facility in Yonkers, New York capable of providing all functions previously provided by the Freeport, Bahamas plant. The assets of LTD have been classified on our Balance Sheet as of June 30, 2004 and December 31, 2003 as Assets held for Sale. LTD had no liabilities as of June 30, 2004, except inter-company payables that have been eliminated in consolidation. The operations for LTD have been classified in the Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001 as Loss from Discontinued Operations.

     In February 2004, we entered into an agreement with James Dicke II and his son James Dicke III, whereby we agreed to sell an aggregate of 120 million shares of our common stock and warrants to purchase 15 million shares of our common stock for an aggregate purchase price of $12 million. Pursuant to the agreement, the funding shall take place in four equal stages of $3 million each, once every 90 days. The first $3 million funding occurred on February 5, 2004, the second $3 million funding occurred on May 5, 2004 and the third $3 million funding occurred on August 4, 2004.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 VS. JUNE 30, 2003

     For the three and six months ended June 30, 2004, we incurred losses from continuing operations of approximately $1,203,000 and $ 3,988,000 vs. approximately $1,672,000 and $3,432,000 for the three and six months ended June 30, 2003. Our losses were attributable primarily to:

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses increased for the three and six months ended June 30, 2004 to approximately $532,000 and $990,000 vs. approximately $389,000 and $847,000 during the three and six months ended June 30, 2003.

     During the three and six months ended June 30, 2003, we reduced our research and development activities to include only research performed in Israel. As such, allocations for research and development related expenses for salaries, payroll taxes, rent and utilities at our headquarters in Yonkers, New York, were included in general and administrative expense, with the exception that approximately 30% of the expense relating to payroll and payroll taxes in 2003 for Dr. Hirschman, our Chief Scientific Officer and our Chief Executive Officer until August 2003. Therefore, approximately $25,000 and $56,000 was allocated to research and development for the three and six months ended June 30, 2003, respectively.

     During the three and six months ended June 30, 2004, we began to conduct certain research and development activities at our Yonkers, New York, facility and accordingly allocated to research and development expense approximately $260,000 and $ 531,000 (consisting of salaries, payroll taxes, rent and utilities) of our expenses at our headquarters in Yonkers, New York. The remaining expenses for salaries, payroll taxes, rent and utilities of approximately $207,000 and $454,000 were allocated to general and administrative expense.

     The change in research and development expenses primarily resulted from:

•	allocation of research and development expenditures relating to salaries, payroll taxes and benefits which were approximately $214,000 and $439,000 for the three and sixth months ended June 30, 2004 vs. approximately $25,000 and $56,000 for the three and six months ended June 30, 2003. Approximately $46,000 and $93,000 for rent and utilities was allocated to research and development expense during the three and six months ended June 30, 2004 with no corresponding amounts allocated to research and development expense for the three and six months ended June 30, 2003;

•	expenditures in connection with clinical fees were approximately $51,000 and $98,000 for the three and six months ended June 30, 2004 vs. approximately $49,000 and $68,000 for the three and six months ended June 30 2003. The increase was primarily attributable to costs at Kaplan and Rabin Medical Centers (clinical sites in Israel) and laboratory testing, offset by lower insurance premiums;

•	expenditures in connection with clinical and regulatory activities were approximately $216,000 and $350,000 for the three and six months ended June 30, 2004 vs. approximately $315,000 and $658,000 for the three and six months ended June 30, 2003. The decrease was primarily attributable to lower contract research organization costs (CRO) for EnviroGene and Quintiles Israel, Ltd., offset by data management costs and clinical and regulatory consulting costs; and

•	expenditures for laboratory supplies were approximately $5,000 and $ 9,000 for the three and six months ended June 30, 2004. Expenditures for laboratory supplies of approximately $5,000 and $15,000 for the three and six months ended June 30, 2003 were allocated to general and administrative expense. Research and development expenses before allocations were approximately $272,000 and $458,000 for the three and six months ended June 30, 2004 vs. approximately $364,000 and $791,000 during the three and six months ended June 30, 2003.

     Research and development expenses before allocations decreased by approximately $92,000 and $333,000 for the three and six months ended June 30, 2004 compared to the three and six months June 30, 2003. Expenses for the Israeli studies decreased by approximately $284,000 and $591,000 for the three and six months ended June 30, 2004 compared to the three and six months June 30, 2003 due to lower consulting costs. Expenses for consulting in the United States for product development increased by approximately $187,000 and $273,000 for the three and six months ended June 30, 2004 compared to the three and six months June 30, 2003.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased to approximately $482,000 and $1,254,000 for the three months and six months ended June 30, 2004 from approximately $805,000 and $1,668,000 for the three and six months ended June 30, 2003. The decrease in general and administrative expenses primarily resulted from:

•	decreased professional fees of approximately $55,000 and $167,000 for the three and six months ended June 30, 2004 vs. approximately $210,000 and $505,000 for the three and six months ended June 30, 2003, which decrease was primarily attributable to certain legal fees for litigation which were $0 for the three and six months ended June 30, 2004 vs. approximately $106,000 and $299,000 for the three and six months ended June 30, 2003;

•	decreased payroll and related expenses of approximately $148,000 and $334,000 for the three and six months ended June 30, 2004 vs. approximately $270,000 and $537,000 for the three and six months ended June 30, 2003, which decrease is attributable to allocating a higher portion of total salaries and benefits as research and development expense during the three and six months ended

June 30, 2004. For the three and six months ended June 30, 2004, approximately $214,000 and $439,000 of salaries and benefits were allocated as research and development expense vs. approximately $25,000 and $56,000 for the three and six months ended June 30, 2003. For the three and six months ended June 30, 2004 salaries and benefits were allocated based on each employee’s job responsibility while in 2003, only Dr. Hirschman who was our Chief Scientific Officer and our Chief Executive Officer until August 2003, allocated approximately 30% of his time to research and development of our clinical trials. Payroll and payroll taxes for the three and six months ended June 30, 2004 before allocation to research and development expense was approximately $362,000 and $773,000, respectively. Payroll and payroll taxes for the three and six months ended June 30, 2003 before allocation to research and development expense was approximately $295,000 and $593,000, respectively. Before allocation to research and development, payroll, payroll taxes and facility costs were approximately $467,000 and $985,000 for the three and six months ended June, 2004, respectively. Before allocation to research and development, payroll, payroll taxes and facility costs were approximately $403,000 and $804,000 for the three and six months ended June, 2003, respectively. Total salaries and benefits for the three and six months ended June 30, 2004 increased by approximately $67,000 and $180,000 which increase is attributable to the engagement of Dr. Hawkins as our new President and Chief Executive Officer, including a signing bonus of $50,000 paid to Dr. Hawkins in February 2004; and

•	decreased rent and utility expenses of approximately $59,000 and $119,000 for the three and six months ended June 30, 2004 vs. approximately $107,000 and $211,000 for the three and six months ended June 30, 2003, respectively, which decrease is attributable to the allocation of rent and utilities to research and development expense from general and administrative expense. For the three and six months ended June 30, 2003, all rent and utilities expenses were recorded as general and administrative expense. Rent and utility expenses for the three and six months ended June 30, 2004 before allocation to research and development expense was approximately $105,000 and $212,000, respectively. Rent and utility expenses for the three and six months ended June 30, 2003 before allocation to research and development expense was approximately $107,000 and $211,000, respectively.

     General and administrative expenses before allocations changed to approximately $742,000 and $1,786,000 for the three and six months ended June 30, 2004 vs. approximately $830,000 and $1,724,000 for the three and six months ended June 30, 2003. The increase for the six months ended June 30, 2004 is primarily attributable to payments made to Dr. Hawkins, our new President and Chief Executive Officer, including a signing bonus of $50,000 paid to Dr. Hawkins in February 2004 and payment of an executive search fee.

     COMPENSATION AND OTHER EXPENSE FOR OPTIONS AND WARRANTS. We had no compensation expense for the three and six months ended June 30, 2004 vs. approximately $132,000 and $258,000 for the three and six months ended June 30, 2003, which amounts are based on the fair value of options or warrants. For the three and six months ended June 30, 2003 we had compensation expense of approximately $26,000 and $50,000 based on the fair value of options granted to members of our advisory board using the Black-Scholes Pricing Model and amortized $102,000 and $204,000 in warrant costs relating to a private equity line of credit. In May 2003, we issued an option to a non-employee for services with a fair value of approximately $4,000 using the Black-Scholes Pricing Model.

     DEPRECIATION EXPENSE. Depreciation expense decreased to approximately $205,000 and $412,000 for the three and six months ended June 30, 2004 from $237,000 and $475,000 for the three and six months ended June 30, 2003 due to assets acquired in prior years that were fully depreciated in 2004.

     COST IN CONNECTION WITH SETTLEMENT OF DISTRIBUTION AGREEMENT. Under the terms of a termination and release agreement with DCT, warrants for five million shares of our common stock were issued. The fair value of these warrants was estimated to be approximately $687,000.

     INTEREST INCOME (EXPENSE). Interest income increased to approximately $25,000 and $39,000 for the three and six months ended June 30, 2004 vs. approximately $2,000 and $8,000 for the three months and six months ended June 30, 2003 due to fluctuating cash balances invested in money market accounts.

     Our losses during the three and six months ended June 30, 2004 were also due to increased interest expense of approximately $9,000 and $684,000 for the three and six months ended June 30, 2004 vs. approximately $110,000 and $192,000 for the three and six months ended June 30, 2003. Included in the interest expense are:

•	the increase in the beneficial conversion feature on certain convertible debentures of approximately $5,000 and $431,000 for the three and six months ended June 30, 2004 vs. approximately $38,000 and $88,000 for the three and six months ended June 30, 2003. This increase was due to the issuance of a $1 million convertible debenture during January 2004 and the subsequent conversion of $2 million in debentures in January and February 2004;

•	decreased interest expense associated with certain convertible debentures of approximately $2,000 and $16,000 for the three and six months ended June 30, 2004 vs. approximately $23,000 and 38,000 for the three and six months ended June 30, 2003;

•	amortization of discount on certain warrants decreased approximately $0 for the three and six months ended June 30, 2004 vs. approximately $17,000 for the three and six months ended June 30, 2003; and

•	amortization of loan costs increased approximately $0 and $232,000 for the three and six months ended June 30, 2004 vs. approximately $28,000 and $ 40,000 for the three and six months ended June 30, 2003. The increase reflects the conversion of convertible debentures by Cornell Partners.

     LOSS FROM CONTINUING OPERATIONS. Losses from continuing operations for the three and six months ended June 30, 2004 was approximately $(1,203,000) and $(3,988,000) vs. approximately $(1,672,000) and $(3,432,000) for the three and six months ended June 30, 2003. The decrease for the three months ended June 30, 2004 versus 2003 resulted primarily from a decrease in legal expenses and compensation expense relating to the issuance of options. The increase for the six months ended June 30, 2004 verse 2003 resulted primarily from an increase in interest expense related to the cost of issuing convertible debentures to support our on going research and development efforts, as well as the cost in connection with the termination of a distribution agreement.

     LOSS FROM DISCONTINUED OPERATIONS. Losses from discontinued operations for the three and six months ended June 30, 2004 were approximately $(6,000) and $(12,000) vs. approximately $(7,000) and $(16,000) for the three and six months ended June 30, 2003, which losses resulted from our 99% owned Bahamian subsidiary, Advance Viral Research Ltd. held for sale. During 2002, our Board of Directors approved a plan to sell Advance Viral Research Ltd. (“AVR Ltd.”), our Bahamian subsidiary. The assets of AVR Ltd. have been classified on our Consolidated Balance Sheet at June 30, 2004 and December 31, 2003 as Assets held for Sale. AVR Ltd. had no liabilities as of June 30, 2004 and December 31, 2003, except inter-company payables which have been eliminated in consolidation. The operations for AVR Ltd. have been classified in the Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003 as Loss from Discontinued Operations.

     REVENUES. We had no revenues for the three and six months ended June 30, 2004 or June 30, 2003.

LIQUIDITY

     As of June 30, 2004, we had current assets of approximately $4,892,000 compared to approximately $494,000 as of December 31, 2003. We had total assets of approximately $6,939,000 and $2,989,000 at June 30, 2004 and December 31, 2003, respectively. The increase in current and total assets was primarily attributable to cash on hand resulting from the proceeds from the issuance of convertible debentures and sale of common stock. As of June 30, 2004, we had current liabilities of approximately $718,000 compared to approximately $928,000 as of December 31, 2003. The decrease in current liabilities was primarily attributable to funds available to pay our accounts payable.

     During the six months ended June 30, 2004, we used cash of approximately $2,574,000 for operating activities, as compared to approximately $2,032,000 during the six months ended June 30, 2003. During the six months ended June 30, 2004, our expenses included:

•	approximately $773,000 for payroll and related costs primarily for administrative staff, scientific personnel and executive officers;

•	approximately $167,000 for other professional and consulting fees;

•	approximately $242,000 for insurance costs;

•	approximately $212,000 for rent and utilities for our Yonkers facility;

•	approximately $448,000 for expenditures for AVR118 research and

•	approximately $117,000 recruiting costs for executive search and administrative assistant.

     During the six months ended June 30, 2004, cash flows provided by financing activities was primarily due to the proceeds from the sale of common stock issued of approximately $6,028,000, the issuance of convertible debentures of $900,000, offset by the return of a $10,000 grant.

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

     During February 2004, we entered into an agreement with James Dicke II and his son, James Dicke III, whereby we agreed to sell an aggregate of 120 million shares of our common stock and warrants to purchase 15 million shares of our common stock for an aggregate purchase price of $12 million. Pursuant to the agreement, the funding shall take place in four equal stages of $3 million each, once every 90 days. The first $3 million funding occurred on February 5, 2004, the second $3 million funding occurred on May 5, 2004 and the third $3 million funding occurred on August 4, 2004.

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

     We have no off-balance sheet transactions. The following table shows total contractual payment obligations as of June 30, 2004 but does not include any amounts for estimated costs to complete research and development efforts. See table at page 27.

     TOTAL CONTRACTUAL OBLIGATIONS TABLE:

	Payments due by period
		Less than
Contractual obligations	Total	1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$329,481	$329,481	$0	$0	$0
Capital Lease Obligations	$—	$—	$0	$0	$0
Operating Lease Obligations	$245,963	$149,296	$96,667	$0	$0
Notes Payable	$5,248	$5,248	$0	$0	$0
Employment Contracts	$750,000	$531,000	$219,000	$0	$0
Purchase Obligations	$0	$0	$0	$0	$0
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	$0	$0	$0	$0	$0
Total	$1,330,692	$1,015,025	$315,667	$0	$0

CAPITAL RESOURCES

     We have and continue to be dependent upon the proceeds from the continued sale of securities and convertible debentures for the funds required to continue operations at present levels and to fund further research and development activities. The following table summarizes sales of our securities over the last three years.

				Purchase Price
			Convertible/	Conversion Price/	Maturity Date/
Date Issued	Gross Proceeds	Security Issued	Exercisable Into	Exercise Price	Expiration Date
Feb-2001	equity line	warrants	10,000,000 shares	$1.00 per share	2/9/2006
Jul-2001	$1,000,000	common stock	3,125,000 shares	$0.32 per share	n/a
Jul-2001	$490,000	common stock warrants	1,225,000 shares 367,500 shares	$0.40 per share $0.48 per share	n/a 7/27/2006
			367,500 shares	$0.56 per share
Aug-2001	$600,000	common stock	2,000,000 shares	$0.30 per share	n/a
Sep-2001	$1,000,000	common stock	6,666,667 shares	$0.15 per share	n/a
Dec-2001	$2,000,000	common stock	7,407,407 shares	$0.27 per share	n/a
Dec-2001	$410,000	common stock	1,518,519 shares	$0.27 per share	n/a
Dec-2001	$200,000	common stock	740,741 shares	$0.27 per share	n/a
Feb-2002	$500,000	common stock	3,333,333 shares	$0.15 per share	n/a
Feb-2002	$500,000	common stock	3,333,333 shares	$0.15 per share	n/a
Mar-2002	$500,000	common stock	3,333,333 shares	$0.15 per share	n/a
Apr-2002	$1,939,000	common stock	17,486,491 shares	$0.11089 per share	n/a
May-2002	$500,000	convertible debenture	4,631,202 shares	(1)	5/30/2004
May-2002	consulting services	warrants	1,000,000 shares	$0.18 per share	5/30/2008
Jul-2002	$1,000,000	convertible debenture	9,507,686 shares	(2)	7/3/2004
Jul-2002	$500,000	convertible debenture	4,317,637 shares	(3)	7/15/2004
Sep-2002	$3,010,000	common stock	21,500,000 shares (4)	$0.14 per share	n/a
		warrants	16,125,000 shares	$0.001 per share (5)	9/9/2007
Dec-2002 & Mar-2003	$1,100,000	common stock	13,750,000 shares	$0.08 per share	n/a
		warrants	9,075,000 shares	$0.12 per share	12/2007 — 3/2008
Apr-May 2003	$562,000	common stock	7,337,500 shares	$0.08 per share	n/a
Apr-2003	$1,000,000	convertible debenture	22,484,276 shares (6)	(8)	4/2008
Apr-2003		warrants	15,000,000 shares (7)	$0.091 per share	4/2008
June 2003	$125,000	common stock	1,562,500 shares	$0.08 per share	n/a
June 2003		warrants	1,109,375 shares	$0.12 per share	6/2008
July 2003	$1,500,000	convertible debenture	22,929,167 shares (6)	(8)	7/2008
Sep 2003	$1,081,000	common stock	21,620,000 shares	$0.05 per share	n/a
Sept 2003		warrants	13,188,200 shares	$0.10 per share	9/2008
Jan 2004	$1,000,000	convertible debenture	12,558,219 shares	(8)	1/2009
Dec.2003 & Jan 2004	$325,000	common stock	2,166,666 shares	$0.15 per share	n/a
		warrants	931,666 shares	$0.19 per share	1/2009
Feb 2004	$3,000,000	common stock	30,000,000 shares	$0.10 per share	n\a
		warrants	15,000,000 shares	$0.20 per share	2/2007
May 2004	$3,000,000	common stock	30,000,000 shares	$0.10 per share	n\a
Aug 2004	$3,000,000	common stock	30,000,000 shares	$0.10 per share	n\a

(1)	$0.11 per share for the first 20% of the principal balance of the Debenture, thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of (i) 90% of the average closing bid price for the five trading days prior to the conversion date (the “Market Price”); or (ii) ten cents ($0.10) which amount is subject to certain adjustments.

(2)	$0.1539 per share for the first 20% of the principal balance of the Debenture, thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of (i) 90% of the Market Price; or (ii) ten cents ($0.10) which amount is subject to certain adjustments.

(3)	$0.1818 per share for the first 20% of the principal balance of the Debenture, thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of (i) 90% of the Market Price; or (ii) ten cents ($0.10) which amount is subject to certain adjustments.

(4)	Does not include an additional 1,032,000 shares of common stock issued to H.C. Wainwright & Co. as part of the finder’s fee for the transaction.

(5)	Represents shares issued in connection with certain settlement and mutual release agreements entered in May 2003, pursuant to which, among other things, warrants to purchase 16,125,000 shares of our common stock were cancelled.

(6)	The debentures are convertible commencing July 27, 2003 at a conversion price equal to the lesser of (i) $0.08 or (ii) 80% of the lowest closing bid price of our common stock for the four trading days immediately preceding the conversion date. The holder may not convert more than $600,000 in any thirty-day calendar period.

(7)	The warrants are exercisable commencing October 28, 2003.

(8)	The debentures are convertible at a conversion price equal to the lesser of (i) $0.08 or (ii) 80% of the lowest closing bid price of our common stock for the four trading days immediately preceding the conversion date. The holder may not convert more than $600,000 in any thirty-day calendar period.

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

     During the second quarter of 2002, we issued to James Dicke II, a former director, Peter Lunder, a former advisory board member, and O. Frank Rushing and Justine Simoni an aggregate of $2 million principal amount of our 5% convertible debentures at par in several private placements pursuant to Section 4(2) of the Securities Act. Under the terms of each 5% convertible debenture, 20% of the original issue is convertible on the original date of issue at a price equal to the closing bid price quoted on the OTC Bulletin Board on the trading day immediately preceding the original issue date (except for the $500,000 of the debentures which had an initial conversion price of $0.11 per share). Thereafter, 20% of the principal balance may be converted at six-month intervals at a conversion price equal to the higher of (i) 90% of the average closing bid price for the five trading days prior to the conversion date; or (ii) ten cents ($0.10) which amount is subject to certain adjustments. The convertible debentures, including interest accrued thereon, are payable by Advanced Viral in shares of common stock and mature two years from the date of issuance. The shares issued upon conversion of the debentures cannot be sold or transferred for a period of one year from the applicable vesting date of the convertible portion of the debentures. As of July 14, 2004, principal and interest on the debentures in the amount of $2,105,466 had been converted into 18,456,526 shares of our common stock. As at July 14, 2004 all debentures have been converted.

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

     On February 3, 2004, in connection with a private offering transaction pursuant to Section 4(2) of the Securities Act, we entered into an agreement with James Dicke II and his son James Dicke III, whereby we agreed to sell an aggregate of 120 million shares of our common stock and warrants to purchase 15 million shares of our common stock for an aggregate purchase price of $12 million. Pursuant to the agreement, the funding shall take place in four equal stages of $3 million each, once every 90 days with the first $3 million funding having occurred on February 5, 2004 , the second $3 million funding having occurred on May 5, 2004 and the third $3 million funding having occurred on August 4, 2004. There are no conditions precedent to the investors’ obligation to close other than the accuracy of our representations and warrants and our compliance with the agreement. The warrants have an exercise price of $0.20 per share and are exercisable at any time through February 2, 2007. In addition, we granted demand and piggyback registration rights to the investors for the shares issued or issuable in connection with the transaction. James F. Dicke II is the Chairman and CEO of Crown Equipment Corporation and a former member of our Board of Directors.

     On February 9, 2004, we entered into a termination and release agreement with DCT, S.R.L. and certain of its affiliates pursuant to which pursuant to which a distribution agreement and various testing agreements with DCT, along with any and all distribution rights and rights to royalties or fees thereunder, were terminated. In addition, the agreement provides that any and all intellectual property rights relating to the terminated agreements were the property of Advanced Viral, and the parties released each other from claims relating thereto. In consideration, we agreed to pay DCT $60,000 and granted warrants to purchase an aggregate of 5 million shares of our common stock to certain of DCT’s affiliates at an exercise price of $0.16 until February 8, 2009. In addition the recipients of the warrants agreed not to sell more than an aggregate of two million shares of our common stock in any six-month period through February 8, 2009.

OUTSTANDING SECURITIES

     Currently, in addition to the 666,487,734 shares of our common stock currently outstanding: (i) approximately 145.0 million shares of common stock are issuable pursuant to outstanding stock options at exercise prices ranging from $0.052 to $0.36, of which approximately options to purchase approximately 95.7 million shares are currently exercisable; (ii) approximately 90.4 million shares of common stock are issuable pursuant to outstanding warrants at prices ranging from $0.091 to $1.00, all of which warrants are currently exercisable; and (iii) an aggregate of 30 million shares are issuable in November 2004 pursuant to the terms of a securities purchase agreement entered in February 2004. The foregoing does not include shares issuable pursuant to the Equity Line of Credit Agreement with Cornell Capital Partners entered in April 2003.

     If all of the foregoing securities were fully issued , exercised and/or converted, as the case may be, we would receive proceeds of approximately $45.1 million, and we would have approximately 932.0 million shares of common stock outstanding. The sale or availability for sale of this number of shares of common stock in the public market could depress the market price of the common stock. Additionally, the sale or availability for sale of this number of shares may lessen the likelihood that additional equity financing will be available to us, on favorable or unfavorable terms. Furthermore, the sale or availability for sale of this number of shares could limit the annual amount of net operating loss carryforwards that could be utilized.

     In December 2003, we registered 95,712,595 shares that may be issued under the Equity Line of Credit. There is a possibility that we may not currently have sufficient authorized shares to issue all of the shares underlying the Equity Line and outstanding convertible securities and a proposal may be required to be placed before the stockholders to facilitate an increase in the number of authorized shares within the next several years. Based on the 666.5 million shares of stock currently outstanding, we do not have sufficient authorized shares of common stock to draw down the entire $50 million available under the Equity Line of Credit at an assumed stock price of $0.10 per share. To increase the number of authorized shares of our common stock, we would need to obtain stockholder approval. We are uncertain that we could obtain this approval based on the dilutive effect of the issuance of shares under the Equity Line of Credit.

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

ITEM 4. CONTROLS AND PROCEDURES

     As of June 30, 2004, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including Chief Executive Officer and Acting Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2004 in providing reasonable assurances that material information required to be disclosed is included on a timely basis in the reports it files with the Securities and Exchange Commission. Furthermore, management noted that no changes occurred during the three months ended June 30, 2004 that materially affected, or would be reasonably likely to materially affect, our internal controls over financial reporting.

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

ADVANCED VIRAL RESEARCH CORP.
Date: August 12, 2004	By:	/s/ Elma S. Hawkins PhD, MBA
Elma S. Hawkins, PhD, MBA
President and Chief Executive Officer

By:	/s/ Martin Bookman
Martin Bookman, Acting Chief Financial Officer
(Principal Financial and Accounting Officer)