Form 10-Q
period 2004-09-30
ADVANCED VIRAL RESEARCH CORP
filed 2004-11-12
CIK 786623

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended
September 30, 2004

OR

☐ TRANSITION REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________________ to __________________

Commission File Number 33-2262-A

ADVANCED VIRAL RESEARCH CORP.

(Exact name of registrant as specified in its charter)

Delaware	59-2646820

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 Corporate Boulevard South, Yonkers, New York	10701

Address of principal executive offices)	Zip Code

(914) 376-7383

Registrant’s telephone number, including area code)

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

Yes ☐ No ☑

Indicate the number of shares outstanding of the registrant’s Common Stock outstanding as of the close of business on November 12, 2004: 696,487,734

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

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,572,766	$270,936
Prepaid insurance	159,551	71,312
Assets held for sale	131,707	147,531
Other current assets	10,550	4,108

Total current assets	6,874,574	493,887

Property and Equipment, Net	721,943	1,322,253

Patents and Other Assets	1,156,249	1,172,778

Total assets	$8,752,766	$2,988,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$591,047	$792,398
Accrued liabilities	158,865	120,487
Current portion of note payable	1,312	15,572

Total current liabilities	751,224	928,457

Convertible Debenture, Net	—	1,427,946

Common Stock Subscribed but not Issued	—	280,000

Commitments, Contingencies and Subsequent Events	—	—

Stockholders’ Equity:
Common stock; 1,000,000,000 shares of $.00001 par value authorized, 666,487,734 and 544,591,722 shares issued and outstanding, respectively	6,665	5,446
Additional paid-in capital	70,136,894	57,262,111
Deficit accumulated during the development stage	(62,142,017)	(56,915,042)

Total stockholders’ equity	8,001,542	352,515

Total liabilities and stockholders’ equity	$8,752,766	$2,988,918

See notes to consolidated financial statements.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					Inception
					(February 20,
	Three Months Ended		Nine Months Ended		1984) to
	September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004
Revenues	$—	$—	$—	$—	$231,892

Costs and Expenses:
Research and development	546,356	219,586	1,536,161	1,066,596	21,201,895
General and administrative	491,017	873,473	1,745,458	2,541,689	22,561,368
Compensation and other expense for options and warrants	5,784	70,988	5,784	329,157	4,934,808
Depreciation	200,471	228,252	612,764	703,276	3,407,913
Cost in connection with settlement of distribution agreement	—	—	687,005	—	687,005

	1,243,628	1,392,299	4,587,172	4,640,718	52,792,989

Loss from Operations	(1,243,628)	(1,392,299)	(4,587,172)	(4,640,718)	(52,561,097)

Other Income (Expense):
Interest income	33,166	2,811	72,159	10,661	986,379
Other income	—	—	—	—	120,093
Interest expense	(2,962)	(757,420)	(686,729)	(949,260)	(8,749,758)
Severance expense — former directors	—	—	—	—	(302,500)

	30,204	(754,609)	(614,570)	(938,599)	(7,945,786)

Loss from Continuing Operations	(1,213,424)	(2,146,908)	(5,201,742)	(5,579,317)	(60,506,883)
Loss from Discontinued Operations	(13,091)	(6,245)	(25,233)	(22,596)	(1,635,134)

Net Loss	$(1,226,515)	$(2,153,153)	$(5,226,975)	$(5,601,913)	$(62,142,017)

Net Loss Per Common Share
Basic and Diluted:
Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Net loss	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding	638,650,200	496,522,776	564,071,556	481,941,317

See notes to consolidated financial statements.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2004
(Unaudited)

	Common Stock				Deficit Accumulated
	Amount			Additional	during the
	Per			Paid-In	Development
	Share	Shares	Amount	Capital	Stage	Total
Balance, December 31, 2003	$—	544,591,722	$5,446	$57,262,111	$(56,915,042)	$352,515

Exercise of stock option	0.08500	100,000	1	8,499	—	8,500
Sale of common stock, for cash	0.10000	90,000,000	900	8,999,100	—	9,000,000
Sale of common stock, for cash	0.15000	2,166,666	21	324,979	—	325,000
Issuance of common stock, conversion of debt	0.08000	21,945,719	220	1,755,438	—	1,755,658
Issuance of common stock, conversion of debt	0.10000	3,300,000	33	329,967	—	330,000
Issuance of common stock, conversion of debt	0.11574	1,857,730	19	214,995	—	215,014
Issuance of common stock, conversion of debt	0.12276	896,057	9	109,991	—	110,000
Issuance of common stock, conversion of debt	0.13194	1,629,840	16	215,025	—	215,041
Expenses of stock issuance	—	—	—	(26,000)	—	(26,000)
Beneficial conversion feature, January debenture	—	—	—	250,000	—	250,000
Warrants issued in settlement of distribution agreement	—	—	—	687,005	—	687,005
Option granted for services	—	—	—	5,784	—	5,784
Net loss, nine months ended September 30, 2004	—	—	—	—	(5,226,975)	(5,226,975)

Balance, September 30 2004		666,487,734	$6,665	$70,136,894	$(62,142,017)	$8,001,542

See notes to consolidated financial statements.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Inception
	Nine Months Ended		(February 20,
	September 30,		1984) to
			September 30,
	2004	2003	2004
Cash Flows from Operating Activities:
Net loss	$(5,226,975)	$(5,601,913)	$(62,142,017)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	623,814	715,158	4,000,345
Cost in connection with settlement of distribution agreement	687,005	—	687,005
Amortization of debt issuance costs	232,374	105,922	1,303,524
Amortization of deferred interest cost on beneficial conversion feature of convertible debenture	431,383	417,145	5,423,579
Amortization of discount on warrants	—	582,312	1,681,533
Amortization of discount on warrants — consulting services	—	—	230,249
Amortization of deferred compensation cost	—	—	760,500
Issuance of common stock for debenture interest	16,383	74,493	237,486
Issuance of common stock for services	—	—	1,586,000
Compensation expense for options and warrants	5,784	74,368	3,876,380
Changes in operating assets and liabilities:
(Increase) decrease in other current assets	(96,368)	17,664	(190,907)
Increase in other assets	(109,384)	(117,446)	(1,887,592)
Increase (decrease) in accounts payable and accrued liabilities	(162,971)	313,176	756,114

Total adjustments	1,628,020	2,182,792	18,464,216

Net cash used in operating activities	(3,598,955)	(3,419,121)	(43,677,801)

Cash Flows from Investing Activities:
Purchase of investments	—	—	(6,292,979)
Proceeds from sale of investments	—	—	6,292,979
(Acquisition) disposal of property and equipment	(12,454)	4,769	(4,331,069)

Net cash provided by (used in) investing activities	(12,454)	4,769	(4,331,069)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible debt	900,000	2,186,986	14,569,388
Proceeds from sale of securities, net of issuance costs	9,307,500	2,737,298	41,574,484
Issuance of common stock subscribed	(280,000)	(883,900)	(1,163,900)
Proceeds from common stock subscribed but not issued	—	—	1,163,900
Payments under litigation settlement	—	(1,050,649)	(1,050,647)
Payments under capital lease	—	(92,164)	(420,581)
Payments on note payable	(14,261)	(20,384)	(110,008)
Recovery of subscription receivable written off	—	—	19,000

Net cash provided by financing activities	9,913,239	2,877,187	54,581,636

Net Increase (Decrease) in Cash and Cash Equivalents	6,301,830	(537,165)	6,572,766

Cash and Cash Equivalents, Beginning	270,936	1,475,755	—

Cash and Cash Equivalents, Ending	$6,572,766	$938,590	$6,572,766

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

The accompanying unaudited consolidated financial statements as of September 30, 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position as of September 30, 2004 and results of operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003. All such adjustments are of a normal recurring nature. Certain general and administrative expenses from inception relating to consulting services were reclassified to compensation expense for options and warrants to be consistent with current presentation.

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

In January 2003, the Financial Accounting Standards Board (the “FASB”) released Interpretation No. 46, “Consolidation of Variable Interest Entities” (“ FIN 46”). FIN 46 requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity in their financial statements. FIN 46 is effective for VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financials statements for periods ending after March 15, 2004. The adoption of FIN 46 and FIN 46R does not have a material impact on our financial statements.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
(Continued)

In October 2004, the FASB concluded that Statement 123R, “Share-Based Payment,” which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The proposed standard would require companies to expense the fair value of all stock options that have future vesting provisions, are modified, or are newly granted beginning on the grant date of such options. The Company does not intend to adopt a fair value based method of accounting for stock based employee compensation until a final standard is issued by the FASB that requires this accounting. Pro forma disclosures of quarterly earnings are included in Note 5 of this quarterly statement.

NOTE 2.	LIQUIDITY CONSIDERATIONS

As indicated in the accompanying financial statements, the Company has suffered accumulated net losses of $62,142,017 since inception and is dependent upon registration of AVR118 for sale before it can begin commercial operations. The Company’s cash position may be inadequate to pay all the costs associated with operations and the full range of testing and clinical trials required by the FDA. Unless and until AVR118 is approved for sale in the United States or another industrially developed country, the Company will be dependent upon the continued sale of its securities, debt or equity financing for funds to meet its cash requirements.

On February 5, 2004, the Company entered into an agreement with two investors whereby the Company agreed to sell an aggregate of 120 million shares of its common stock and warrants to purchase 15 million shares of its common stock for an aggregate purchase price of $12 million. Pursuant to the agreement, the funding took place in four equal stages of $3 million each, once every 90 days on February 5, May 5, August 4 and November 3, 2004.

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

STATUS OF CLINICAL TRIALS IN ISRAEL

The Company has completed its Phase I/II clinical study of injectable AVR118 in Israel involving cachectic AIDS patients who may or may not be receiving anti-retroviral therapy or highly active anti-retroviral therapy (HAART). Patient accrual in this study has been completed; all 30 patients contemplated under the study protocol have been enrolled in the study and completed the treatment and follow-up phases of the protocol. The Company’s objective for this study was to determine the safety and tolerability of AVR118. Although there can be no assurances, the Company anticipates that the clinical trials in Israel will help facilitate the planned investigational new drug (IND) application process for injectable AVR118 with the FDA.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
(Continued)

NOTE 3.	RESEARCH AND DEVELOPMENT ACTIVITES (continued)

STATUS OF CLINICAL TRIALS IN ISRAEL (continued)

The Company is in the process of gathering the data in order to evaluate the best course of action for the development of AVR118. In September the Company announced that it had a successful pre-IND (Investigational New Drug) meeting with the FDA at the end of August. Based on the results of the meeting, the Company believes it is positioned to submit an IND application for the injectable use of AVR118 in patients with cancer by the end of 2004 or the beginning of 2005.

From inception of all the clinical studies in Israel through September 30, 2004, the Company has expensed approximately $2,195,000. The cost to complete the Phase I/II study in Israel of AVR118 for cachectic patients with AIDS is estimated to be $78,000. In addition, the Company believes it will incur an additional $99,000 for consulting expenses in the U.S. related to the analysis of data from this Phase I/II study as well as strategic consulting. Approximately $156,000 has been paid as of September 30, 2004 for data analysis and strategic consulting for the Israel study.

In April 2001, the Company formalized a 12-month agreement with the Selikoff Center in Israel to develop clinical trials in Israel using AVR118, which arrangement has concluded. The Company paid $242,000 for such research.

In September 2002, the Company entered into a contract with EnviroGene LLC, an affiliate of the Selikoff Center, to conduct, evaluate and maintain the scientific quality for three clinical studies. Under the terms of this agreement, EnviroGene was required to (1) finalize all Israeli government and hospital approval documents, (2) complete and organize the three clinical trials including establishing a network of scientists to perform said study/trial and initiate recruitment of patients and (3) perform the studies/trials and evaluate the results. The contract with EnviroGene LLC provided that in consideration for services to be provided by EnviroGene, the Company was obligated to pay EnviroGene $1,551,000, of which approximately $1,323,000 has been expensed and approximately $875,000 has been paid through September 30, 2004.

In October 2002, the Company entered into an agreement with Quintiles Israel Ltd. to act as the auditor and monitor of the clinical studies. The agreement terminates upon completion of the services unless terminated earlier by either party upon prior written notice or upon a material breach and a failure to cure, and upon such termination, the Company retains all rights to the research performed under the agreement. The Company has expensed $171,000 since inception of the contract through September 30, 2004.

In November 2002, the Company entered into an agreement with the Kaplan Medical Center in Israel to act as the center for the Phase I/II study using AVR118 for cachectic patients with AIDS. The agreement terminates upon conclusion of the study inclusive of final data retrieval, or upon prior written notice, and upon such termination the Company retains all rights to the research performed under the agreement. All 30 patients contemplated under the study protocol have been enrolled in the study. The Company has expensed $170,500 since inception of the contract through September 30, 2004.

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

The Company’s studies detailing the results of the research and testing being conducted in Israel may not positively impact the FDA’s decision to allow a new IND for injectable AVR118 or approve the marketing, sales or distribution of AVR118 within the United States, and as a result may not improve the Company’s chances of gaining approval for the marketing, sales or distribution of AVR118 anywhere in the world. The Company cannot provide assurances that it will acquire additional financial resources to complete all phases of the clinical trials, or, if it acquires such resources, that it will do so on favorable terms.

CONTRACTED RESEARCH AND DEVELOPMENT

On July 8, 2002, the Company extended an agreement with the Weizmann Institute of Science and Yeda, its developmental arm in Israel, to conduct research on the effects of AVR118 on the immune system, especially on T lymphocytes. In addition, scientists were to explore the effects of AVR118 in animal models. Total costs incurred in connection with this research are expected to be $138,000. Since inception through September 30, 2004, the Company expensed $120,000 and paid $90,000 in connection with this agreement. Final payment has not been made pending receipt, review and approval of the final report.

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

In August 2004, we issued an option to purchase 100,000 shares of our common stock at an exercise price of $0.09 through August 2005 for outside services rendered in connection with the maintenance of our facility in the Bahamas from March 2004 through February 2005. This option vests immediately. The fair value of the option was estimated to be $5,784 ($0.0578 per option) based upon a financial analysis of the term of the option using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 183%; a risk-free interest rate of 1.97% and an expected holding period of one year.

NOTE 5.	OPTIONS GRANTED TO OFFICERS, BOARD OF DIRECTORS AND MEMBERS OF ADVISORY BOARDS

From time to time, the Company has granted options to purchase common stock to various members of the Board of Directors and Advisory Boards for their services. The following is a summary of those options that have been recently granted.

Shares Underlying Stock Options
Outstanding at December 31, 2003	17,904,825

Granted	45,000,000
Exercised	0
Forfeited	(9,375,000)

Outstanding at September 30, 2004	53,529,825

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
(Continued)

NOTE 5.	OPTIONS GRANTED TO OFFICERS, BOARD OF DIRECTORS AND MEMBERS OF ADVISORY BOARDS (continued)

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

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
(Continued)

NOTE 5.	OPTIONS GRANTED TO THE BOARD OF DIRECTORS AND MEMBERS OF ADVISORY BOARDS (Continued)

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

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
(Continued)

NOTE 5.	OPTIONS GRANTED TO THE BOARD OF DIRECTORS AND MEMBERS OF ADVISORY BOARDS (Continued)

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

In February 2004, under terms of her employment contract Dr. Hawkins received an option to purchase 40 million shares of common stock through February 2009. The option vests in increments of 666,667 on a monthly basis, and is exercisable at five different prices, as follows: (i) $0.12 for the first 8 million option shares; (ii) $0.129 for the next 8 million option shares; (iii) $0.139 for the next 8 million option shares; (iv) $0.149 for the next 8 million shares and (v) $0.160 for the last 8 million option shares. The fair value of these option was estimated to be (i) $1,174,024 ($0.1468 per option), (ii) $1,170,867 ($0.1464 per option), (iii) $1,167,509 ($0.1459 per option), (iv) $1,164,292 ($0.1455 per option) and (v) $1,160,901 ($0.1451 per option), based upon a financial analysis of the terms of the options using the Black-Scholes pricing model with the following assumptions: expected volatility of 156%; a risk-free interest rate of 3.08% and an expected holding period of 5 years.

In June 2004, in recognition of the effectiveness of the company’s new President and CEO, Dr. Elma Hawkins; the Board of Directors elected to disband the Executive Management Committee and 750,000 options previously granted in December 2003 were cancelled.

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

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
(Continued)

NOTE 5.	OPTIONS GRANTED TO THE BOARD OF DIRECTORS AND MEMBERS OF ADVISORY BOARDS (Continued)

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

	Nine Months Ended September 30,
	2004	2003
Net loss as reported	$(5,226,975)	$(5,601,913)
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,314,077)	(1,692,293)

Pro forma net loss	$(8,541,052)	$(7,294,206)

Earnings per share — basic and diluted:
As reported	($0.01)	($0.01)

Pro forma	($0.02)	($0.02)

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
(Continued)

NOTE 6.	COMMITMENTS AND CONTINGENCIES

POTENTIAL CLAIM FOR ROYALTIES

The Company may be subject to claims from certain third parties for royalties due on sale of AVR118. The Company has not as yet received any notice of claim from such parties.

PRODUCT LIABILITY

The Company is unaware of any claims or threatened claims since Reticulose® was initially marketed in the 1940’s; however, one study noted adverse reactions from highly concentrated doses in guinea pigs. The Company could be subjected to claims for adverse reactions resulting from the use of AVR118. In the event any claims for substantial amounts were successful, they could have a material adverse effect on the Company’s financial condition and on the marketability of AVR118. During November 2003, the Company secured $3 million of product liability coverage at a cost of approximately $15,000 per annum. In addition, the Company extended at a nominal cost, liability coverage for its clinical trials in Israel until November 2004. There can be no assurance that the Company will be able to secure additional insurance in adequate amounts or at reasonable premiums if it determined to do so. Should the Company be unable to secure additional product liability insurance, the risk of loss to the Company in the event of claims would be greatly increased and could have a material adverse effect on the Company.

LACK OF PATENT PROTECTION

The Company has 12 issued U.S. patents, two issued Australian patents and one granted China patent for the use of AVR118 at September 30, 2004. The Company currently has nine patent applications pending with the U.S. Patent Office and 18 foreign patent applications at September 30, 2004. The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing a similar product. There can be no assurance that such patents, if obtained, will be enforceable.

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

DISTRIBUTION AGREEMENTS (Continued)

On February 9, 2004, the Company entered into a termination and release agreement with DCT, S.R.L. and certain of its affiliates pursuant to which a distribution agreement and various testing agreements with DCT, along with any and all distribution rights and rights to royalties or fees thereunder, were terminated. In addition, the agreement provides that any and all intellectual property rights relating to the terminated agreements were the property of the Company, and the parties released each other from claims relating thereto. In consideration, the Company agreed to pay DCT $60,000 and granted warrants to purchase an aggregate of 5 million shares of common stock to certain of DCT’s affiliates at an exercise price of $0.16 through February 8, 2009. In addition, the recipients of the warrants agreed not to sell more than an aggregate of two million shares of common stock in any six-month period through February 8, 2009. The fair value of the warrants was estimated to be $687,005 ($0.1374 per warrant) based on a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 156%; a risk free interest rate of 3.03% and an expected holding period of five years. This amount is reflected on the September 30, 2004 Consolidated Statement of Operations as “Cost in connection with termination of distribution agreement.”

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

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
(Continued)

NOTE 7.	SECURITIES PURCHASE AGREEMENTS (Continued)

CONVERTIBLE DEBENTURES AND WARRANTS (Continued)

•	On May 30, 2002, the Company sold to O. Frank Rushing and Justine Simoni, as joint tenants, $500,000 principal amount of its 5% convertible debenture. Based on the terms for conversion associated with this debenture, there was an intrinsic value associated with the beneficial conversion feature, which was recorded as deferred interest expense and is presented as a discount on the convertible debenture. On June 3, 2002, these investors converted the first 20% ($100,000) into 909,091 shares of common stock at a conversion price of $0.11 per share. In January 2003, the holder converted the second 20% ($100,000 plus interest of $3,041) into 1,030,411 shares of common stock at a conversion price of $0.10 per share. In May 2003, the holder converted the third 20% of the debenture ($100,000 plus interest of $5,000) into 1,050,000 shares of common stock at a conversion price of $0.10 per share. In November 2003, the holder converted the fourth 20% of the debenture ($100,000 plus interest of $7,500 into 745,643 shares of common stock at a conversion price of $0.1442 per share. At December 31, 2003, the outstanding balance was approximately $107,000 including accrued interest. In May 2004, the holder converted the fifth and final 20% of the debenture ($100,000 plus $10,000 of interest) into 896,057 shares of common stock at a conversion price of $0.12276 per share.

•	On July 3, 2002, the Company sold to James F. Dicke II, who was then a member of its Board of Directors, $1 million principal amount of its 5% convertible debenture. Based on the terms for conversion associated with this debenture, there was an intrinsic value associated with the beneficial conversion feature, which was recorded as deferred interest expense and is presented as a discount on the convertible debenture. On July 3, 2002, Mr. Dicke converted the first 20% of the debenture ($200,000) for 1,299,545 shares of common stock at a conversion price of $0.1539 per share. In January 2003, the holder converted the second 20% ($200,000 plus interest of $5,041) of the debenture into 2,050,411 shares of common stock at a conversion price of $0.10 per share. In July 2003, the holder converted the third 20% of the debenture ($200,000 plus $10,000 of interest) for 2.1 million shares of common stock at a conversion price of $0.10 per share. At December 31, 2003, the outstanding balance was approximately $430,000 including accrued interest. In January 2004, the holder converted the fourth 20% of the debenture ($200,000 plus $15,014 of the interest) into 1,857,730 shares of common stock at a conversion price of $0.1157 per share. In July 2004, the holder converted the fifth and final 20% of the debenture ($200,000 plus $20,000 of interest) into 2,200,000 shares of common stock at a conversion price of $0.10 per share.

•	On July 15, 2002, the Company sold to Peter Lunder $500,000 principal amount of the Company’s 5% convertible debenture. Based on the terms for conversion associated with this debenture, there was an intrinsic value associated with the beneficial conversion feature, which was recorded as deferred interest expense and is presented as a discount on the convertible debenture. In January 2003, the holder converted 40% ($200,000 plus interest of $4,822) of the debenture into 1,587,797 shares of common stock, the first 20% of which was converted at a conversion price of $0.1818 per share, and the second 20% of which was converted at a conversion price of $0.10 per share. At December 31, 2003, the outstanding balance was approximately $322,000 including accrued interest. On January 14, 2004, the holder converted 40% ($200,000 plus interest of $15,041) of the debenture into 1,629,840 shares at a conversion price of $0.13194 per share. In July 2004, the holder converted the fifth and final 20% of the debenture ($100,000 plus $10,000 of interest) into 1,100,000 shares of common stock at a conversion price of $0.10 per share.

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

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
(Continued)

NOTE 7.	SECURITIES PURCHASE AGREEMENTS (Continued)

CONVERTIBLE DEBENTURES AND WARRANTS (Continued)

•	On January 8, 2004, Cornell Capital Partners converted the remaining $700,000 principal amount of convertible debentures plus $51,000 of interest into 9,387,500 shares of common stock at a conversion price of $0.08 per share.

•	Upon the Company’s registration statement being declared effective by the SEC, the Company issued to Cornell Capital Partners on January 7, 2004 a $1 million 5% convertible debenture and received consideration of $882,402. On February 11, 2004, Cornell Capital Partners converted $1 million principal amount plus interest of $4,657 into 12,558,219 shares of the Company’s common stock at a conversion price of $0.08 per share.

STOCK PURCHASE AGREEMENTS

From time to time, the Company has issued warrants to purchase common stock to various parties as part of a stock purchase agreement or a settlement. The following is a summary of those warrants that have been recently issued:

Warrants
Outstanding at December 31, 2003	70,418,170

Granted	20,931,667
Exercised	—
Forfeited	(925,928)

Outstanding at September 30, 2004	90,423,909

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

STOCK PURCHASE AGREEMENTS (Continued)

In September 2003, pursuant to securities purchase agreements with various investors, the Company sold 21,620,000 shares of common stock at $0.05 per share for a total purchase price of $1,081,000, along with warrants to purchase up to 10,810,000 shares of common stock at an exercise price of $0.10 per share. In connection with the agreements, the Company paid finders’ fees to Harbor View Group, AVIX, Inc. and Robert Nowinski consisting in the aggregate of (i) approximately $64,860 and (ii) warrants to purchase 1,297,200 shares of common stock. All of the aforementioned warrants are exercisable at $0.10 per share until September 2008.

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

On February 5, 2004, the Company entered into an agreement with James Dicke II and James Dicke III, whereby the Company agreed to sell an aggregate of 120 million shares of its common stock and warrants to purchase 15 million shares of its common stock for an aggregate purchase price of $12 million. Pursuant to the agreement, the funding took place in four equal stages of $3 million each, once every 90 days on February 5, May 5, August 4 and November 3, 2004. There were no conditions precedent to the investors’ obligation to close other than the accuracy of the Company’s representations and warrants and its compliance with the agreement. The warrants have an exercise price of $0.20 per share and are exercisable at any time through February 2, 2007. In addition, the Company granted demand and piggyback registration rights to the investors for the shares issued or issuable in connection with the transaction. James F. Dicke II is the Chairman and CEO of Crown Equipment Corporation and a former member of the Board of Directors of Advanced Viral Research Corp.

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

During 2002, the Board of Directors approved a plan to sell Advance Viral Research, Ltd. (LTD), the Company’s Bahamian subsidiary. SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale to be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented were reclassified as discontinued operations. The following table details the amounts reclassified to discontinued operations:

					Inception
	Three Months		Nine Months		(February 20, 1984)
	Ended September 30,		Ended September 30,		to September 30,
	2004	2003	2004	2003	2004
Revenues	$—	$—	$—	$—	$—

Costs and Expenses:
General and administrative	9,643	2,284	14,448	10,714	1,341,662
Depreciation	3,448	3,961	11,049	11,882	298,391

	13,091	6,245	25,497	22,596	1,640,053

Loss from Operations	(13,091)	(6,245)	(25,497)	(22,596)	(1,640,053)
Other Income	—	—	264	—	4,919

Discontinued operations	$(13,091)	$(6,245)	(25,233)	$(22,596)	$(1,635,134)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Since our incorporation in Delaware in July 1985, we have been engaged primarily in research and development activities. We have not generated significant operating revenues, and as of September 30, 2004, we had incurred a cumulative net loss of approximately $62.1 million. Our ability to generate substantial operating revenue depends upon our success in gaining FDA approval for the commercial use and distribution of AVR118. All of our research and development efforts have been devoted to the development of AVR118.

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

     We were focusing our clinical efforts on our one Phase I/II open-label, dose-escalation clinical trial recently completed at the Kaplan Medical Center in Rehovot, Israel of injectable AVR118 for cachectic patients with AIDS who may or may not be receiving anti-retroviral therapy or highly active anti-retroviral therapy (HAART). Our objective for this study is to determine the safety and tolerance of AVR118. Although there can be no assurances, we anticipate that the clinical trials in Israel will help facilitate the planned investigational new drug (IND) application process for injectable AVR118 with the FDA. All 30 patients contemplated under the study protocol have completed the study. The study required a two-week pre-treatment period, a four-week treatment period and a four-week follow-up period. The results of the first 23 patients all of whom have completed the full course of treatment of AVR118 were presented at the American Society of Clinical Oncology’s (ASCO) 40th Annual Meeting in early June 2004. The results of an additional two patients with cancer cachexia (pancreatic cancer) were also presented at ASCO. Results from the patients on three different dose groups of AVR118 showed improvement in appetite, weight gain or stability, and enhanced quality of life. None of the patients reported any serious side effects associated with AVR118 therapy.

     The Company is in the process of gathering the data in order to evaluate the best course of action for the development of AVR118.

     From inception of all the clinical studies in Israel, we have expensed approximately $2,195,000. The cost to complete the Phase 1/II study in Israel of AVR118 for cachectic patients with AIDS is estimated to be $78,000. In addition, we believe we will incur an additional $99,000 for expenses in the U.S. related to analyzing the data from the Phase I/II study in Israel as well as strategic consulting. Approximately $156,000 has been paid as of September 30, 2004 for data analysis and strategic consulting for the Israel study.

     The costs relating to our research and development efforts for the years 2000 through September 30, 2004 as well as the estimated costs for completion of research and development efforts that were commenced prior to or deferred as of September 30, 2004 are presented below.

COSTS RELATING TO RESEARCH AND DEVELOPMENT EFFORTS
FROM JANUARY 2000 THROUGH SEPTEMBER 30, 2004

	Total		3 Months	9 Months Ended
	2000-2002	12/31/2003	Ended 09/30/04	09/30/04	2000-9/30/04	Estimated Costs to	Grand
COST CATEGORY	Costs	Costs	Costs	Costs	To Date	Complete	Total
Hospital fees
Phase I (topical)	254,246	—	—	—	254,246	—	254,246
Phase I/II AIDS (Israel)	—	102,750	30,250	67,750	170,500	13,000	183,500
Phase I leukemia/lymphoma (Israel)	—	—		19,000	19,000	—	19,000
Phase I solid tumor (Israel)	—	—	8,000	8,000	8,000	—	8,000
Lab fees	500	61,729	6,728	45,316	107,545	13,000	120,545
Insurance cost	3,359	38,195	3,750	7,083	48,637	4,000	52,637

Total Clinical Fees	258,105	202,674	48,728	147,149	607,928	30,000	637,928

IND preparation/maintenance	103,713	—	82,305	82,305	186,018	112,000	298,018
CRO clinical trial management							—
Phase I (topical)	47,527	—	—	—	47,527	—	47,527
Phase I/II AIDS (Israel)	920,064	807,111	37,845	114,244	1,841,419	49,000	1,890,419
Argentina patient experiences	253,168	—	—	—	253,168	—	253,168
Data management & study reports	122,300	—	42,213	181,213	303,513	323,000	626,513
Clinical & Regulatory consulting	1,274,200	83,230	65,625	199,984	1,557,414	64,000	1,621,414

Total Clinical/Regulatory Operations	2,720,972	890,341	227,988	577,746	4,189,059	548,000	4,737,059

General lab supplies	1,030,006	—	4,269	13,441	1,043,447	5,000	1,048,447
Toxicology	197,135	—	—	—	197,135	—	197,135
Contracted R&D	562,106	55,262	—	—	617,368	—	617,368
Validation	705,249	—	—	—	705,249	—	705,249
Drug preparation and support	1,982,421	—	—	—	1,982,421	—	1,982,421
Salary & Facility allocations	5,317,974	175,219	265,371	796,853	6,290,046	265,000	6,555,046
R & D Travel Expenses	9,044	26,822		972	36,838	14,000	50,838

Total Preclinical Research & Development	9,803,935	257,303	269,640	811,266	10,872,504	284,000	11,156,504

Total Research And Development	12,783,012	1,350,318	546,356	1,536,161	15,669,491	862,000	16,531,491

     During 2002, the Board of Directors approved a plan to sell Advance Viral Research Ltd. (LTD), our Bahamian subsidiary. The decision was based upon the completion of construction on our facility in Yonkers, New York capable of providing all functions previously provided by the Freeport, Bahamas plant. The assets of LTD have been classified on our Balance Sheet as of September 30, 2004 and December 31, 2003 as Assets held for Sale. LTD had no liabilities as of September 30, 2004, except inter-company payables that have been eliminated in consolidation. The operations for LTD have been classified in the Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001 as Loss from Discontinued Operations.

     In February 2004, the Company entered into an agreement with James Dicke II and James Dicke III, whereby the Company agreed to sell an aggregate of 120 million shares of its common stock and warrants to purchase 15 million shares of its common stock for an aggregate purchase price of $12 million. Pursuant to the agreement, the funding took place in four equal stages of $3 million each, once every 90 days on February 5, May 5, August 4 and November 3, 2004.

     The independent registered public accounting firm’s report on our consolidated financial statements for the fiscal year ended December 31, 2003 includes an emphasis paragraph regarding certain liquidity considerations. Note 2 to the Consolidated Financial Statements states that our cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials of AVR118 required by the FDA, and, unless and until AVR118 is approved for sale in the United States or another industrially developed country, we may be dependent upon the continued sale of our securities, debt or equity financing for funds to meet our cash requirements. We believe that cash flows from sales of securities and from current financing arrangements will be sufficient to fund our current operations. Although we may not be successful in doing so, we intend to continue to sell our securities in an attempt to mitigate the effects of our cash position. No assurance can be given that equity or debt financing, if and when required, will be available or that additional securities will be authorized beyond the current authorization of 1 billion shares of our common stock.

     Our offices are located at 200 Corporate Boulevard South, Yonkers, New York 10701. Our telephone number in Yonkers, New York is (914) 376-7383. We have also established a website: www.adviral.com. Information contained on our website is not a part of this report.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 VS. SEPTEMBER 30, 2003

     For the three and nine months ended September 30, 2004, we incurred losses from continuing operations of approximately $1,213,000 and $5,202,000 vs. approximately $2,147,000 and $5,579,000 for the three and nine months ended September 30, 2003. Our losses were attributable primarily to:

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses increased for the three and nine months ended September 30, 2004 to approximately $546,000 and $1,536,000 vs. approximately $220,000 and $1,067,000 during the three and nine months ended September 30, 2003.

     During the three and nine months ended September 30, 2003, we reduced our research and development activities to include only research performed in Israel. As such, allocations for research and development related expenses for salaries, payroll taxes, rent and utilities at our headquarters in Yonkers, New York, were included in general and administrative expense, with the exception that approximately 30% of the expense relating to payroll and payroll taxes in 2003 for Dr. Hirschman, our Chief Scientific Officer and our Chief Executive Officer until August 2003. Therefore, approximately $25,000 and $81,000 was allocated to research and development for the three and nine months ended September 30, 2003, respectively.

     During the three and nine months ended September 30, 2004, we conducted certain research and development activities at our Yonkers, New York, facility and accordingly allocated to research and development expense approximately $265,000 and $ 797,000 (consisting of salaries, payroll taxes, rent and utilities) of our expenses at our headquarters in Yonkers, New York. The remaining expenses for salaries, payroll taxes, rent and utilities of approximately $196,000 and $650,000 were allocated to general and administrative expense.

     The change in research and development expenses primarily resulted from:

•	allocation of research and development expenditures relating to salaries, payroll taxes and benefits were approximately $217,000 and $656,000 for the three and nine months ended September 30, 2004 vs. approximately $25,000 and $81,000 for the three and nine months ended September 30, 2003. Approximately $48,000 and $141,000 for rent and utilities was allocated to research and development expense during the three and nine months ended September 30, 2004 with no corresponding amounts allocated to research and development expense for the three and nine months ended September 30, 2003;

•	expenditures in connection with clinical fees were approximately $49,000 and $147,000 for the three and nine months ended September 30, 2004 vs. approximately $46,000 and $114,000 for the three and nine months ended September 30 2003. The increase was primarily attributable to costs at Kaplan and Rabin Medical Centers (clinical sites in Israel) and laboratory testing, offset by lower insurance premiums;

•	expenditures in connection with clinical and regulatory activities were approximately $227,000 and $578,000 for the three and nine months ended September 30, 2004 vs. approximately $139,000 and $796,000 for the three and nine months ended September 30, 2003. The decrease was primarily attributable to lower contract research organization costs (CRO) for EnviroGene and Quintiles Israel, Ltd., offset by data management costs and clinical and regulatory consulting costs; and

•	expenditures for laboratory supplies were approximately $4,000 and $13,000 for the three and nine months ended September 30, 2004. Expenditures for laboratory supplies of approximately $4,000 and $20,000 for the three and nine months ended September 30, 2003 were allocated to general and administrative expense. Research and development expenses before allocations were approximately $281,000 and $739,000 for the three and nine months ended September 30, 2004 vs. approximately $195,000 and $986,000 during the three and nine months ended September 30, 2003.

     Research and development expenses before allocations increased by approximately $86,000 for the three months ended September 30, 2004 and decreased by approximately $247,000 for the nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003. Expenses for the Israeli studies decreased by approximately $73,000 and $624,000 for the three and nine months ended September 30, 2004 compared to the three and nine months September 30, 2003 due to lower consulting costs. Expenses for consulting in the United States for product development increased by approximately $165,000 and $438,000. for the three and nine months ended September 30, 2004 compared to the three and nine months September 30, 2003.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased to approximately $491,000 and $1,745,000 for the three months and nine months ended September 30, 2004 from approximately $873,000 and $2,542,000 for the three and nine months ended September 30, 2003. The decrease in general and administrative expenses primarily resulted from:

•	decreased professional fees of approximately $46,000 and $213,000 for the three and nine months ended September 30, 2004 vs. approximately $184,000 and $689,000 for the three and nine months ended September 30, 2003, which decrease was primarily attributable to certain legal fees for litigation which were approximately $0 for the three and nine months ended September 30, 2004 vs. approximately $31,000 and $302,000 for the three and nine months ended September 30, 2003;

•	decreased payroll and related expenses of approximately $135,000 and $470,000 for the three and nine months ended September 30, 2004 vs. approximately $259,000 and $797,000 for the three and nine months ended September 30, 2003, which decrease is attributable to allocating a higher portion of total salaries and benefits as research and development expense during the three and nine months ended September 30, 2004. For the three and nine months ended September 30, 2004, approximately $217,000 and $656,000 of salaries and benefits were allocated as research and development expense vs. approximately $25,000 and $81,000 for the three and nine months ended September 30, 2003. For the three and nine months ended September 30, 2004 salaries and benefits were allocated based on each employee’s job responsibility while in 2003, only Dr. Hirschman who was our Chief Scientific Officer and our Chief Executive Officer until August 2003, allocated approximately 30% of his time to research and development of our clinical trials. Payroll and payroll taxes for the three and nine months ended September 30, 2004 before allocation to research and development expense was approximately $353,000 and $1,126,000, respectively. Payroll and payroll taxes for the three and nine months ended September 30, 2003 before allocation to research and development expense was approximately $284,000 and $877,000, respectively. Before allocation to research and development, payroll, payroll taxes and facility costs were approximately $461,000 and $1,447,000 for the three and nine months ended September 30, 2004, respectively. Before allocation to research and development, payroll, payroll taxes and facility costs were approximately $416,000 and $1,225,000 for the three and nine months ended September 30, 2003, respectively. Total salaries and benefits for the three and nine months ended September 30, 2004 increased by approximately $69,000 and $249,000 which increase is attributable to the engagement of Dr. Hawkins as our new President and Chief Executive Officer, including a signing bonus of $50,000 paid to Dr. Hawkins in February 2004; and

•	decreased rent and utility expenses of approximately $61,000 and $180,000 for the three and nine months ended September 30, 2004 vs. approximately $132,000 and $347,000 for the three and nine months ended September 30, 2003, respectively, which decrease is attributable to the allocation of rent and utilities to research and development expense from general and administrative expense. For the three and nine months ended September 30, 2003, all rent and utilities expenses were recorded as general and administrative expense. Rent and utility expenses for the three and nine months ended September 30, 2004 before allocation to research and development expense was approximately $109,000 and $321,000, respectively. Rent and utility expenses for the three and nine months ended September 30, 2003 before allocation to research and development expense was approximately $132,000 and $347,000, respectively.

     General and administrative expenses before allocations decreased to approximately $756,000 and $2,542,000 for the three and nine months ended September 30, 2004 vs. approximately $898,000 and $2,623,000 for the three and nine months ended September 30, 2003. The decrease for the nine months ended September 30, 2004 is primarily attributable to lower consulting and legal expenses.

     COMPENSATION AND OTHER EXPENSE FOR OPTIONS AND WARRANTS. Compensation expense for the three and nine months ended September 30, 2004 was $5,784. In August 2004, we issued an option to a non-employee for services with a fair value of approximately $5,784 using the Black-Scholes Pricing Model versus approximately $71,000 and $329,000 for the three and nine months ended September 30, 2003, which amounts are based on the fair value of options or warrants. For the three and nine months ended September 30, 2003 we had compensation expense of approximately $20,000 and $70,000 based on the fair value of options granted to members of our advisory board using the Black-Scholes Pricing Model and amortized $51,000 and $255,000 in warrant costs relating to a private equity line of credit. In May 2003, we issued an option to a non-employee for services with a fair value of approximately $4,000 using the Black-Scholes Pricing Model.

     DEPRECIATION EXPENSE. Depreciation expense decreased to approximately $200,000 and $613,000 for the three and nine months ended September 30, 2004 from $228,000 and $703,000 for the three and nine months ended September 30, 2003 due to assets acquired in prior years that were fully depreciated in 2004.

     COST IN CONNECTION WITH SETTLEMENT OF DISTRIBUTION AGREEMENT. Under the terms of a termination and release agreement with DCT, warrants for five million shares of our common stock were issued. The fair value of these warrants was estimated to be approximately $687,000.

     INTEREST INCOME (EXPENSE). Interest income increased to approximately $33,000 and $72,000 for the three and nine months ended September 30, 2004 vs. approximately $3,000 and $11,000 for the three months and nine months ended September 30, 2003 due to fluctuating cash balances invested in money market accounts. Our decrease in losses during the three and nine months ended September 30, 2004 were also due to decreased interest expense of approximately $3,000 and $687,000 for the three and nine months ended September 30, 2004 vs. approximately $757,000 and $949,000 for the three and nine months ended September 30, 2003. Included in the interest expense are:

	3 Months Ended		9 Months Ended
	September 30,		September 30,		3 Months	9 Months
					Ended September 30, 2004
	2004	2003	2004	2003	Increase (Decrease)
INTEREST EXPENSE
Beneficial conversion feature convertible debt	$—	$329,000	$431,000	$417,000	$(329,000)	$14,000
Interest expense convertible debt	—	37,000	17,000	75,000	(37,000)	(58,000)
Amortization of discount on certain warrants	—	310,000	—	327,000	(310,000)	(327,000)
Amortization of loan costs	—	75,000	232,000	116,000	(75,000)	116,000
Miscellaneous interest expense	3,000	6,000	7,000	14,000	(3,000)	(7,000)

Total interest expense	$3,000	$757,000	$687,000	$949,000	(754,000)	(262,000)

     LOSS FROM CONTINUING OPERATIONS. Losses from continuing operations for the three and nine months ended September 30, 2004 were approximately $(1,213,000) and $(5,202,000) vs. approximately $(2,147,000) and $(5,579,000) for the three and nine months ended September 30, 2003. The decrease for the three and nine months ended September 30, 2004 versus 2003 resulted primarily from a decrease in legal, consulting and compensation expense relating to the issuance of options offset by the cost in connection with the termination of a distribution agreement.

     LOSS FROM DISCONTINUED OPERATIONS. Losses from discontinued operations for the three and nine months ended September 30, 2004 were approximately $(13,000) and $(25,000) vs. approximately $(6,000) and $(23,000) for the three and nine months ended September 30, 2003, which losses resulted from our 99% owned Bahamian subsidiary, Advance Viral Research Ltd. held for sale. During 2002, our Board of Directors approved a plan to sell Advance Viral Research Ltd. (“AVR Ltd.”), our Bahamian subsidiary. The assets of AVR Ltd. have been classified on our Consolidated Balance Sheet at September 30, 2004 and December 31, 2003 as Assets held for Sale. AVR Ltd. had no liabilities as of September 30, 2004 and December 31, 2003, except inter-company payables which have been eliminated in consolidation. The operations for AVR Ltd. have been classified in the Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003 as Loss from Discontinued Operations.

     REVENUES. We had no revenues for the three and nine months ended September 30, 2004 or September 30, 2003.

LIQUIDITY

     As of September 30, 2004, we had current assets of approximately $6,875,000 compared to approximately $494,000 as of December 31, 2003. We had total assets of approximately $8,753,000 and $2,989,000 at September 30, 2004 and December 31, 2003, respectively. The increase in current and total assets was primarily attributable to cash on hand resulting from the proceeds from the issuance of convertible debentures and sale of common stock. As of September 30, 2004, we had current liabilities of approximately $751,000 compared to approximately $928,000 as of December 31, 2003. The decrease in current liabilities was primarily attributable to funds available to pay our accounts payable.

     During the nine months ended September 30, 2004, we used cash of approximately $3,599,000 for operating activities, as compared to approximately $3,419,000 during the nine months ended September 30, 2003. During the nine months ended September 30, 2004, our expenses included:

•	approximately $1,126,000 for payroll and related costs primarily for administrative staff, scientific personnel and executive officers;

•	approximately $233,000 for other professional and consulting fees;

•	approximately $366,000 for insurance costs;

•	approximately $321,000 for rent and utilities for our Yonkers facility;

•	approximately $739,000 for expenditures for AVR118 research and

•	approximately $117,000 recruiting costs.

     During the nine months ended September 30, 2004, cash flows provided by financing activities was primarily due to the proceeds from the sale of common stock issued of approximately $9,028,000, the issuance of convertible debentures of $900,000, offset by the return of a $14,000 grant.

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

     On February 5, 2004, the Company entered into an agreement with James Dicke II and James Dicke III, whereby the Company agreed to sell an aggregate of 120 million shares of its common stock and warrants to purchase 15 million shares of its common stock for an aggregate purchase price of $12 million. Pursuant to the agreement, the funding took place in four equal stages of $3 million each, once every 90 days on February 5, May 5, August 4 and November 3, 2004.

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

     We have no off-balance sheet transactions. The following table shows total contractual payment obligations as of September 30, 2004 but does not include any amounts for estimated costs to complete research and development efforts. See table at page 27.

TOTAL CONTRACTUAL OBLIGATIONS TABLE:

Contractual obligations	Payments due by period
		Less than
	Total	1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	$—	$—	$—	$—	$—
Operating lease obligations	$171,315	$74,648	$96,667	$—	$—
Notes payable	$1,312	$1,312	$—	$—	$—
Employment contracts	$571,250	$440,000	$131,250	$—	$—
Purchase obligations	$—	$—	$—	$—	$—
Other long-term liabilities reflected on the company’s balance sheet under GAAP	$—	$—	$—	$—	$—

Total	$743,877	$515,960	$227,917	$—	$—

CAPITAL RESOURCES

     We have and continue to be dependent upon the proceeds from the continued sale of securities and convertible debentures for the funds required to continue operations at present levels and to fund further research and development activities. The following table summarizes sales of our securities over the last two years.

					Purchase Price
				Convertible /	Conversion Price /	Maturity /
Date Issued	Gross Proceeds		Security Issued	Exercisable Into	Exercise Price	Expiration Date
Sep-2002		$3,010,000	Common stock Warrants	21,500,000 shares (1) 16,125,000 shares	$0.14 per share $0.001 per share (2)	n/a 9/9/2007

Dec-2002 & Mar-2003		$1,100,000	Common stock Warrants	13,750,000 shares 9,075,000 shares	$0.08 per share $0.12 per share	n/a 12/2007 — 3/2008

Apr-May 2003 Apr-2003	$ $	562,000 1,000,000	Common stock Convertible debenture Warrants	7,337,500 shares 22,484,276 shares 15,000,000 shares	$0.08 per share (fully converted) $0.091 per share	n/a 4/2008 4/2008

June 2003		$125,000	Common stock Warrants	1,562,500 shares 1,109,375 shares	$0.08 per share $0.12 per share	n/a 6/2008

July 2003		$1,500,000	Convertible debenture	22,929,167 shares	(fully converted)	7/2008

Sep 2003		$1,081,000	Common stock Warrants	21,620,000 shares 13,188,200 shares	$0.05 per share $0.10 per share	n/a 9/2008

Jan 2004		$1,000,000	Convertible debenture	12,558,219 shares	(fully converted)	1/2009

Dec.2003 & Jan 2004		$325,000	Common stock Warrants	2,166,666 shares 931,666 shares	$0.15 per share $0.19 per share	n/a 1/2009

Feb 2004		$3,000,000	Common stock Warrants	30,000,000 shares 15,000,000 shares	$0.10 per share $0.20 per share	n/a 2/2007

May 2004		$3,000,000	Common stock	30,000,000 shares	$0.10 per share	n/a

Aug 2004		$3,000,000	Common stock	30,000,000 shares	$0.10 per share	n/a

Nov 2004		$3,000,000	Common stock	30,000,000 shares	$0.10 per share	n/a

(1)	Does not include an additional 1,032,000 shares of common stock issued to H.C. Wainwright & Co. as part of the finder’s fee for the transaction.

(2)	Represents shares issued in connection with certain settlement and mutual release agreements entered in May 2003, pursuant to which, among other things, warrants to purchase 16,125,000 shares of our common stock were cancelled.

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

     All of the aforementioned warrants are exercisable at $0.12 per share, for a period of five years. As of the date hereof, none of such warrants had been exercised.

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

     On July 18, 2003, we entered into an additional securities purchase agreement with Cornell Capital, in a private offering transaction pursuant to Section 4(2) of the Securities Act, whereby Cornell Capital Partners purchased $1 million of our 5% secured convertible debentures, due July 17, 2008. Pursuant to the agreement, Cornell Capital Partners Capital received a 10% discount to the purchase price of the convertible debentures purchased. Pursuant to the terms of the agreement, commencing October 18, 2003, Cornell Capital Partners became eligible convert the debenture plus accrued interest, in shares of our common stock at a conversion price equal to the lesser of (a) $0.08 or (b) 80% of the lowest closing bid price of our common stock for the four trading days immediately preceding the conversion date. Our obligations under the convertible debentures and the April and July Agreements were secured by a first priority security interest in substantially all of our assets. Pursuant to the agreements, this security interest terminated upon Advanced Viral receiving $3 million of capital in any form other than through the issuance of free-trading shares of our common stock from sources other than Cornell Capital Partners Capital. This termination occurred during February 2004 upon the funding of $3 million under the Dicke Agreement. As of the date hereof, the April and July debentures have been fully converted into an aggregate of 57,971, 662 shares of common stock, as follows:

•	On September 10, 2003, Cornell Capital Partners converted $600,000 principal amount of the convertible debenture into 14,150,943 shares of common stock at a conversion price of $0.0424 per share.

•	On November 6, 2003, Cornell Capital Partners converted $600,000 principal amount of the convertible debentures into 12,500,000 shares of common stock at a conversion price of $0.048 per share.

•	On November 20, 2003, Cornell Capital Partners converted $600,000 principal amount of convertible debentures into 9,375,000 shares of common stock at a conversion price of $0.064 per share. At December 31, 2003, the outstanding balance was approximately $750,000 including accrued interest.

•	On January 8, 2004, Cornell Capital Partners converted the remaining $700,000 principal amount of convertible debentures plus $51,000 of interest into 9,387,500 shares of common stock at a conversion price of $0.08 per share.

•	Upon the Company’s registration statement being declared effective by the SEC, the Company issued to Cornell Capital Partners on January 7, 2004 a $1 million 5% convertible debenture and received consideration of $882,402. On February 11, 2004, Cornell Capital Partners converted $1 million principal amount plus interest of $4,657 into 12,558,219 shares of the Company’s common stock at a conversion price of $0.08 per share.

     In September 2003, in connection with a private offering transaction pursuant to Section 4(2) of the Securities Act, we authorized the issuance of and sold 21,620,000 shares of our common stock and warrants to purchase up to 10,810,000 shares of our common stock, for an aggregate purchase price of $1,081,000, or $0.05 per share, pursuant to securities purchase agreements. The warrants are exercisable at $0.10 per share. In connection with the agreements, we paid finders’ fees to Harbor View Group, AVIX, Inc and Robert Nowinski consisting in the aggregate of (i) approximately $115,667 and (ii) warrants to purchase 2,378,200 shares of our common stock. All of the aforementioned warrants are exercisable at $0.10 until September 2008. As of the date hereof, none of such warrants have been exercised.

     In December/January 2004, in connection with a private offering transaction pursuant to Section 4(2) of the Securities Act, we authorized the issuance of and sold 2,166,666 shares of our common stock and warrants to purchase up to 758,334 shares of our common stock, for an aggregate purchase price of $325,000, or $0.15 per share, pursuant to securities purchase agreements with certain purchasers. In connection with the agreements, we paid finders’ fees to Harbor View Group consisting in the aggregate of (i) approximately $26,000 and (ii) warrants to purchase 173,333 shares of our common stock. All of the aforementioned warrants are exercisable at $0.19 per share for a period of five years. As of the date hereof, none of such warrants have been exercised.

     On February 5, 2004, in connection with a private offering transaction pursuant to Section 4(2) of the Securities Act, we entered into an agreement with James Dicke II and his son James Dicke III, whereby we agreed to sell an aggregate of 120 million shares of our common stock and warrants to purchase 15 million shares of our common stock for an aggregate purchase price of $12 million. Pursuant to the agreement, the funding took place in four equal stages of $3 million each, once every 90 days on February 5, May 5, August 4 and November 3, 2004. There were no conditions precedent to the investors’ obligation to close other than the accuracy of our representations and warrants and our compliance with the agreement. The warrants have an exercise price of $0.20 per share and are exercisable at any time through February 2, 2007. In addition, we granted demand and piggyback registration rights to the investors for the shares issued or issuable in connection with the transaction. James F. Dicke II is the Chairman and CEO of Crown Equipment Corporation and a former member of our Board of Directors.

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

OUTSTANDING SECURITIES

     Currently, in addition to the 696,487,734 shares of our common stock currently outstanding: (i) approximately 148.4 million shares of common stock are issuable pursuant to outstanding stock options at exercise prices ranging from $0.052 to $0.36, of which approximately options to purchase approximately 96.8 million shares are currently exercisable; (ii) approximately 90.4 million shares of common stock are issuable pursuant to outstanding warrants at prices ranging from $0.091 to $1.00, all of which warrants are currently exercisable. The foregoing does not include shares issuable pursuant to the Equity Line of Credit Agreement with Cornell Capital Partners entered in April 2003.

     If all of the foregoing securities were fully issued, exercised and/or converted, as the case may be, we would receive proceeds of approximately $42.4 million, and we would have approximately 935.3 million shares of common stock outstanding. The sale or availability for sale of this number of shares of common stock in the public market could depress the market price of the common stock. Additionally, the sale or availability for sale of this number of shares may lessen the likelihood that additional equity financing will be available to us, on favorable or unfavorable terms. Furthermore, the sale or availability for sale of this number of shares could limit the annual amount of net operating loss carryforwards that could be utilized.

     In December 2003, we registered 95,712,595 shares that may be issued under the Equity Line of Credit. There is a possibility that we may not currently have sufficient authorized shares to issue all of the shares underlying the Equity Line and outstanding convertible securities and a proposal may be required to be placed before the stockholders to facilitate an increase in the number of authorized shares within the next several years. Based on the 696.5 million shares of stock currently outstanding, we do not have sufficient authorized shares of common stock to draw down the entire $50 million available under the Equity Line of Credit at an assumed stock price of $0.10 per share. To increase the number of authorized shares of our common stock, we would need to obtain stockholder approval. We are uncertain that we could obtain this approval based on the dilutive effect of the issuance of shares under the Equity Line of Credit.

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

     As of September 30, 2004, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including Chief Executive Officer and Acting Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2004 in providing reasonable assurances that material information required to be disclosed is included on a timely basis in the reports it files with the Securities and Exchange Commission. Furthermore, management noted that no changes occurred during the three months ended September 30, 2004 that materially affected, or would be reasonably likely to materially affect, our internal controls over financial reporting.

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

ADVANCED VIRAL RESEARCH CORP.
Date: November 12, 2004	By:	/s/ Elma S. Hawkins PhD, MBA
Elma S. Hawkins, PhD, MBA
President and Chief Executive Officer

By:	/s/ Martin Bookman
Martin Bookman, Acting Chief Financial Officer (Principal Financial and Accounting Officer)