Form 10-K
period 2004-12-31
ADVANCED VIRAL RESEARCH CORP
filed 2005-03-31
CIK 786623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 33-2262-A

ADVANCED VIRAL RESEARCH CORP.

(Exact name of registrant as specified in its charter)

Delaware	59-2646820

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 Corporate Boulevard South Yonkers, New York	10701

(Address of principal executive offices)	(Zip Code)

(914) 376-7383

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☑

As of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, there were 633,187,734 shares of the registrant’s common stock, $0.00001 par value, outstanding, which is the only class of common or voting stock of the registrant issued as of that date. The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average of the bid and asked prices for the common stock as quoted on the OTC Bulletin Board as of that date, was approximately $66.2 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 28, 2005, there were 696,487,734 shares of the registrant’s common stock outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE: None.

FORWARD-LOOKING STATEMENTS

     Advanced Viral cautions readers that some of the information in this report contains forward-looking statements within the meaning of the federal securities laws. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements typically are identified by use of terms like “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “could,” “would” and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including our substantial operating losses, availability of capital resources, ability to effectively compete, economic conditions, unanticipated difficulties in pharmaceutical research and development, ability to continue research and development, ability to gain governmental approvals, uncertainty relating to timing of governmental approval process, dependence on equity and debt financing for continued operations, dependence on third party distributors and consultants, dependence on our key personnel, ability to protect our intellectual property and the impact of future government regulation on our business. You should also consider carefully the risks described in this report or detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

     As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” and “Advanced Viral” mean Advanced Viral Research Corp. and its subsidiaries (unless the context indicates a different meaning).

PART I

ITEM 1. BUSINESS

OVERVIEW

     Advanced Viral Research Corp. was incorporated in Delaware in July 1985 to engage in the production and marketing, promotion and sale of a pharmaceutical drug known by the trademark Reticulose®. This drug was the forerunner of our current drug, “AVR118.” AVR118 is biopolymer that possesses immunomodulatory activity. It is a peptide-nucleic acid complex, and we believe it may be employed in the treatment of diseases and conditions such as:

•	Cachexia, or body wasting, in patients with acquired immune deficiency syndrome (AIDS), and cancer;

•	Various conditions associated with cancer;

•	Human immunodeficiency virus, or HIV, including AIDS as a combination therapy;

•	Human papilloma virus, or HPV; and

•	Rheumatoid arthritis.

     Since our incorporation in July 1985, we have been engaged primarily in research and development activities. We have not generated material operating revenues, and as of December 31, 2004, we had incurred a cumulative net loss of $63,128,000. Our ability to generate material operating revenue depends upon our success in gaining approval for the commercial use and distribution of AVR118 from the Food and Drug Administration (“FDA”).

     Our cash requirements to date have been satisfied by the sale of our securities. Our most recent sale of securities took place in February 2004 when we entered into an agreement with James Dicke II and James Dicke III. In this February 2004 financing arrangement, for an aggregate purchase price of $12 million, we agreed to sell an aggregate of (i) 120 million shares of our common stock; and (ii) warrants to purchase 15 million shares of our common stock through February 2, 2007 with an exercise price of $0.20 per share: 3,750,000 of the warrants are exercisable from February 5, 2004 through February 2, 2007; 3,750,000 of the warrants are exercisable from May 5, 2004 through February 2, 2007; 3,750,000 of the warrants are exercisable from August 4, 2004 through February 2, 2007; and 3,750,000 of the warrants are exercisable from November 3, 2004 through February 2, 2007. The funding took place in four equal stages of $3 million each, once every 90 days on February 5, May 5, August 4 and November 3, 2004.

     The independent registered public accounting firm’s report on our consolidated financial statements for the fiscal year ended December 31, 2004 includes an emphasis paragraph regarding certain liquidity considerations. Note 2 to the Consolidated Financial Statements states that our cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials of AVR118 required by the FDA for commercial approval, and, unless and until AVR118 is approved for sale in the United States or another industrially developed country, we may be dependent upon the continued sale of our securities, debt or equity financing for funds to meet our cash requirements. We believe that cash flows from sales of securities and from current financing arrangements will be sufficient to fund our current operations. Although we may not be successful in doing so, we intend to continue to sell our securities in an attempt to mitigate the effects of our cash position. No assurance can be given that equity or debt financing, if and when required, will be available or that additional securities will be authorized beyond the current authorization of 1 billion shares of our common stock.

     Our offices are located at 200 Corporate Boulevard South, Yonkers, New York 10701. Our telephone number is (914) 376-7383, and we have also established a website: www.adviral.com. Information contained on our website is not a part of this Annual Report on Form 10-K.

RESEARCH, DEVELOPMENT, CLINICAL TRIALS AND DRUG TESTING

     For the period from inception (February 20, 1984) through December 31, 2004 we expended $21,435,000 on testing and research and development activities either in our laboratories or pursuant to various testing agreements with both domestic and foreign companies.

     In November 2004 we submitted an Investigational New Drug (IND) application to the FDA to initiate a clinical development program for the systemic use of AVR118 in patients with advanced malignancies. In late December 2004, the FDA notified us that our IND application was allowed, and that we could proceed with our planned Phase II, multi-center study in the United States to examine the safety, tolerability and efficacy of AVR118 in patients with advanced cancer who are suffering from symptoms of progressive disease.

     In March 2005, in collaboration with The Biomedical Research Alliance of New York (“BRANY”), we began to recruit patients to participate in our Phase II study, two of whom have been enrolled. Among the several investigators for the Phase II study is James D’Olimpio, M.D., a member of our Scientific Advisory Board.

     The Phase II study is designed to evaluate the effect of a 4.0 ml dose of AVR118 administered to patients with systemic symptoms related to advanced cancers who are not candidates for, or who do not wish to receive, chemotherapy. Patients will be on the drug for three weeks in order to compare treatment versus no treatment, after which the results of the study will be analyzed. Those patients who did not receive AVR118 during the first three weeks will be permitted to take the drug for three weeks. Patients who appear to benefit from treatment may be eligible to remain on AVR118, generating longer term safety data. Approximately 40 adult patients with advanced cancer are expected to be entered into the study. Eligible patients will be between the ages of 18 and 80, will have a Karnofsky performance score between 40 and 80, and a life expectancy of more than four months.

     In 2004 we completed a Phase I/II open-label, dose-escalation clinical trial in Israel of injectable AVR118 for cachectic patients with AIDS who may or may not have been receiving anti-retroviral therapy or highly active anti-retroviral therapy (HAART). Our objective for this study was to determine the safety and tolerability of AVR118. All 30 patients contemplated under the study protocol completed the study. Interim results of the clinical study were presented at The American Society of Clinical Oncology’s (ASCO) 40th Annual Meeting held in June 2004. The final results of the study were presented at the 2005 Annual Assembly of the American Academy of Hospice and Palliative Medicine and Hospice and Palliative Nurses Association held in January 2005. Results from the patients in three different dose groups of AVR118 showed improvement in appetite, weight gain or stability, body mass index, and fat percentage with more significant improvements in the two higher dose levels. None of the patients reported any serious side effects associated with AVR118 therapy. The costs associated with the clinical studies in Israel were $1,851,000 through December 31, 2004.

     It is possible that the results of clinical trials of AVR118 will not prove that AVR118 is safe and effective. It is also possible that the FDA will not approve the sale of AVR118 in the United States if we submit an NDA. It is not known at this time how later stage clinical trials will be conducted, if at all. Even if the data show that AVR118 is safe and effective, obtaining approval of the NDA could take years and require financing of amounts not presently available to us.

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

GOVERNMENT REGULATION

     The FDA imposes substantial requirements upon and conditions precedent to the introduction of therapeutic drug products, such as AVR118, through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time consuming procedures to demonstrate that such products are both safe and effective in treating the indications for which approval is sought. After testing in animals, an Investigational New Drug, or IND, application must be submitted to the FDA to obtain authorization for human testing. When the clinical testing has been completed and analyzed, final manufacturing processes and procedures are in place, and certain other required information is available to the manufacturer, a manufacturer may submit a new drug application, or NDA, to the FDA. No action can be taken to market AVR118, or any therapeutic drug product, in the United States until an NDA has been approved by the FDA.

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

     In order to conduct a clinical trial of a new drug in humans, a sponsor must prepare and submit to the FDA a comprehensive IND. Central to the IND is a description of the overall plan for investigating the drug product and a comprehensive protocol for each planned study. The plan is carried out in three phases: Phase I clinical trials, which involve the administration of the drug to a small number of subjects to determine safety and tolerability. Phase II clinical trials, which involve the administration of the drug to a limited number of patients for a specific disease to determine dose response, efficacy and safety; and Phase III clinical trials, which involve the study of the drug to gain confirmatory evidence of efficacy and safety from a wide base of investigators and patients.

     An investigator’s brochure must be included in the IND and the IND must commit the sponsor to obtain initial and continual review and approval of the clinical investigation. A section describing the composition, manufacture and control of the drug is included in the IND. Sufficient information is required to be submitted to assure the proper identification, quality, purity and strength of the investigational drug. A description of the drug, including its physical, chemical, and biological characteristics, must also be included in the IND. The general method of preparation of the drug must be included. A list of all components including inactive ingredients must also be submitted. There must be adequate information about pharmacological and toxicological studies of the drug involving laboratory animals or in vitro tests on the basis of which the sponsor has concluded that it is reasonably safe to conduct the proposed clinical investigation. Where there has been widespread use of the drug outside of the United States or otherwise, it is possible in some limited circumstances to use well documented clinical experience as a substitute for other pre-clinical work.

     After the FDA allows the IND, the investigation is permitted to proceed, during which the sponsor must keep the FDA informed of new studies, including animal studies, make progress reports on the study or studies covered by the IND, and also be responsible for alerting FDA and clinical investigators immediately of unforeseen serious side effects or injuries.

     When all clinical testing has been completed and the data analyzed, final manufacturing processes and procedures are in place, and certain other required information is available to the manufacturer, a manufacturer may submit an NDA to the FDA. An NDA must be approved by the FDA covering the drug before its manufacturer can commence commercial distribution of the drug. The NDA contains a section describing the clinical investigations of the drug which section includes, among other things, the following: a description and analysis of each clinical pharmacology study of the drug; a description and analysis of each controlled clinical study pertinent to a proposed use of the drug; a description of each uncontrolled clinical study including a summary of the results and a brief statement explaining why the study is classified as uncontrolled; and a description and analysis of any other data or information relevant to an evaluation of the safety and effectiveness of the drug product obtained or otherwise received by the applicant from any source foreign or domestic. The NDA also includes an integrated summary of all available information about the safety of the drug product including pertinent animal and other laboratory data, demonstrated or potential adverse effects of the drug, including clinically significant potential adverse effects of administration of the drug contemporaneously with the administration of other drugs and other related drugs. A section is included describing the statistical controlled clinical study and the documentation and supporting statistical analysis used in evaluating the controlled clinical studies.

     Another section of the NDA describes the data concerning the action of a drug in the human body over a period of time and data concerning the extent of drug absorption in the human body or information supporting a waiver of the submission of such data. Also included in the NDA is a section describing the composition, manufacture and specification of the drug including the following: a full description of the drug, its physical and chemical characteristics; its stability; the process controls used during manufacture and packaging; and such specifications and analytical methods as are necessary to assure the identity, strength, quality and purity of the drug substance as well as the availability of the drug made from the substance. NDAs contain lists of all components used in the manufacture of the drug and a statement of the specifications and analytical methods for each component. Also included are studies of the toxicological actions of the drug as they relate to the drug’s intended uses.

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

     It is possible that the results of human clinical trials, if performed, will not prove that AVR118 is safe or effective in the treatment of diseases, or that the FDA will not approve the sale of AVR118 in the United States if we submitted a proper NDA. It is not known at this time how extensive the Phase III clinical trials will be, if they are conducted. The data generated may not show that AVR118 is safe and effective, and even if the data show that AVR118 is safe and effective, obtaining approval of the NDA could take years and require financing of amounts not presently available to us.

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

PATENTS

     Patent protection and trade secret protection are important to our business and our future will depend, in part, on our ability to maintain trade secret protection, obtain patents and operate without infringing the proprietary rights of others both in the United States and abroad. To date, we have been issued or granted 12 U.S. patents, two Australian patents and one patent in China. In addition, we currently have eight patent applications pending with the U.S. Patent Office and 19 foreign patent applications.

     As patent applications in the United States are maintained confidentially until published or patents issue and as publication of discoveries in the scientific or patent literature often lag behind the actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions. Furthermore, the patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions, and, therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents or their enforceability cannot be predicted. We cannot be sure that any additional patents will issue from any of our patent applications or, should any patents issue, that we will be provided with adequate protection against potentially competitive products. Furthermore, we cannot be sure that any patents will be of commercial value to us, or that private parties, including competitors, will not successfully challenge our patents or circumvent our patent position in the United States or abroad.

     In the absence of adequate patent protection, our business may be adversely affected by competitors who develop comparable technology or products. Moreover, pursuant to the terms of the Uruguay Round Agreements Act, patents filed on or after June 8, 1995 have a term of 20 years from the date of such filing, irrespective of the period of time it may take for such patent to ultimately issue. This may shorten the period of patent protection afforded to our products as patent applications in the biopharmaceutical sector often take considerable time to issue. Under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Patent Act”), a sponsor may obtain marketing exclusivity for a period of time following FDA approval of certain drug applications, regardless of patent status, if the drug is a new chemical entity or if new clinical studies were used to support the marketing application for the drug.

Pursuant to the FDA Modernization Act of 1997, the period of exclusivity can be extended if the applicant performs certain studies in pediatric patients. This marketing exclusivity prevents a third party from obtaining FDA approval for a similar or identical drug under an Abbreviated New Drug Application (“ANDA”) or a “505(b)(2)” New Drug Application. The statute also allows a patent owner to obtain an extension of applicable patent terms for a period equal to one-half the period of time elapsed between the filing of an IND and the filing of the corresponding NDA plus the period of time between the filing of the NDA and FDA approval, with a five year maximum patent extension. We cannot be sure that we will be able to take advantage of either the patent term extension or marketing exclusivity provisions of this law. In order to protect the confidentiality of our technology, including trade secrets and know-how and other proprietary technical and business information, we require all of our employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the use or disclosure of information that is deemed confidential. The agreements also oblige our employees, consultants, advisors and collaborators to assign to us developments, discoveries and inventions made by such persons in connection with their work with us. We cannot be sure that confidentiality will be maintained or disclosure prevented by these agreements or that our proprietary information or intellectual property will be protected thereby or that others will not independently develop substantially equivalent proprietary information or intellectual property.

     The pharmaceutical industry is highly competitive and patents have been applied for by, and issued to, other parties relating to products competitive with AVR118. Therefore, AVR118 and any other drug candidates may give rise to claims that they infringe the patents or proprietary rights of other parties existing now and in the future. Furthermore, to the extent that we or our consultants or research collaborators use intellectual property owned by others in work performed for us, disputes may also arise as to the rights in such intellectual property or in related or resulting know-how and inventions. An adverse claim could subject us to significant liabilities to such other parties and/or require disputed rights to be licensed from such other parties. We cannot be sure that any license required under any such patents or proprietary rights would be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we may encounter delays in product market introductions, or may find that the development, manufacture or sale of products requiring such licenses may be precluded. In addition, we could incur substantial costs in defending ourselves in legal proceedings instituted before the PTO or in a suit brought against it by a private party based on such patents or proprietary rights, or in suits by us asserting our patent or proprietary rights against another party, even if the outcome is not adverse to us. There are extensions available under the Patent Act if the delay in prosecution of the patent application results from a delay in the PTO’s handling of any interference or appeal involving the application. We have not conducted any searches or made any independent investigations of the existence of any patents or proprietary rights of other parties.

MARKETING AND SALES

     Except for limited sales of AVR118 for testing and other purposes, AVR118 is not sold commercially anywhere in the world. To date, our efforts or the efforts of our representatives have produced no material benefits to us regarding our ability to have AVR118 sold commercially anywhere in the world. We previously entered into exclusive distribution agreements with four separate entities granting exclusive rights to distribute Reticulose in the countries of Canada, China, Japan, Hong Kong, Macao, Taiwan, Mexico, Argentina, Bolivia, Paraguay, Uruguay, Brazil and Chile. Pursuant to these agreements, the distributors were obligated to cause Reticulose to be approved for commercial sale in such countries and upon such approval, to purchase from us certain minimum quantities of Reticulose to maintain the exclusive distribution rights. Our marketing plans are still dependent upon product registration in various jurisdictions. We have made no sales under the distribution agreements other than for testing purposes.

     During February 2004, we terminated the exclusive distribution agreement with DCT S.R.L. Pursuant to the agreement, DCT: (i) released any rights it may have had to distribute AVR118 in Argentina, Bolivia, Paraguay, Uruguay, Brazil and Chile, and (ii) released us from any and all obligations incurred in connection with testing and other services provided to us by DCT in Argentina, in consideration for a payment to DCT of $60,000 and the issuance to their affiliates of an aggregate of 5,000,000 warrants to purchase our common stock at $0.16 per share until February 2009. The warrant holders are subject to a lock up agreement pursuant to which such persons shall be restricted from selling more than 2,000,000 shares of our common stock in any six-month period during the term of the warrants. In addition, the warrant holders have “piggyback” registration rights with respect to the resale of the shares of common stock underlying the warrants.

     To date we have received no information that would lead us to believe that we will be positioned to sell AVR118 commercially anywhere in the world, due to, among other reasons, the lack of financial resources necessary to complete the clinical trials required by the FDA. Until AVR118 is registered and approved for sale in the United States or in another developed country, we will not generate any material sales of AVR118. For the years ended December 31, 2004, 2003 and 2002, we reported no commercial sales except limited sales for testing purposes. AVR118 is not legally available for commercial sale anywhere in the world, except for testing purposes.

     We currently produce bulk clinical trial material for AVR118 in our facility in Yonkers, New York under current Good Manufacturing Practices (cGMP) as set forth by the FDA. The FDA has not approved AVR118 for distribution or sale in the United States, nor has it approved our Yonkers, New York facility.

COMPETITION

     The pharmaceutical drug industry is highly competitive and rapidly changing. If we successfully develop and obtain FDA approval for the commercial sale of AVR118, it will compete with numerous existing therapies, as well as new therapies being developed which target the same conditions or diseases we are targeting with AVR118. We believe that a number of drugs are currently under development which will become available in the future for the treatment of cachexia (body wasting), conditions associated with cancer, HIV/AIDS, HPV and other viruses, and rheumatoid arthritis. We anticipate that we will face intense and increasing competition as new products enter the market and advanced technologies become available. Our competitors’ products may be more effective, or more effectively marketed and sold, than AVR118. Competitive products may render AVR118 obsolete or noncompetitive before we can recover the expenses of developing and commercializing AVR118. Furthermore, the development of a cure or new treatment methods for the diseases we are targeting could render AVR118 noncompetitive, obsolete or uneconomical. Many of our competitors:

•	have significantly greater financial, technical and human resources than we have and may be better equipped to develop, manufacture and market products;

•	have extensive experience in preclinical testing and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products; and

•	have products that have been approved or are in late stage development, and operate large, well-funded research and development programs.

     Several products are currently marketed for the treatment of cachexia (body wasting) including Megace® oral suspension manufactured by Bristol-Myers Squibb and Serostim® (injectable human growth hormone) marketed by Serono Laboratories Inc. A number of therapeutics are currently marketed or are in advanced stages of clinical development for the treatment of HIV infection and AIDS, including several products currently marketed as part of a “cocktail” in the United States. Among the companies with significant commercial presence in the AIDS market are GlaxoSmithKline, Bristol-Myers Squibb, Hoffmann-La Roche, Gilead Pharmaceuticals and Merck & Co. Products developed by our competitors or advances in other methods of the treatment of conditions associated with cancer, HIV and AIDS (such as cachexia and anorexia) could have a negative impact on the commercial viability of AVR118.

     Several products are currently marketed or are in advanced stages of clinical development for the treatment of rheumatoid arthritis. Immunex/Amgen Corp.’s product Enbrel, a biologic response modifier, was approved by the FDA in November 1998 for the treatment of moderate to severe rheumatoid arthritis. Centocor Inc.’s product, Remicade, is a monoclonal antibody with anti-inflammatory properties and has been approved for the treatment of Crohn’s disease and rheumatoid arthritis. These products represent significant competition for AVR118 as a treatment for rheumatoid arthritis.

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

     If we successfully develop and obtain approval of AVR118 for commercial sale, we will face competition based on the safety and effectiveness of AVR118, the timing and scope of regulatory approvals, the availability of supply, marketing and sales capability, reimbursement coverage, price, patent position and other factors. Our competitors may develop or commercialize more effective or more affordable products, or obtain more effective patent protection, than we do. In addition, our competitors may commercialize products more rapidly or effectively than we do, which could hurt our competitive position and adversely affect our business. If and when we obtain FDA approval for AVR118, we expect to compete primarily on the basis of product performance and price with a number of pharmaceutical companies, both in the United States and abroad.

EMPLOYEES

     We have nine full-time employees, consisting of our President and Chief Executive Officer, our Acting Chief Financial Officer, one employee involved in operations, three employees responsible for quality assurance and quality control, and three information systems/administrative employees. Additionally, we may hire, as and when needed, and as available, such sales and technical support staff and consultants for specific projects on a contract basis. See “Management —Employment Contracts, Termination of Employment and Change-in-Control Arrangements.”

AVAILABLE INFORMATION

     Our Internet address is www.adviral.com. Our investor relations website is located at http://www.adviral.com/ADVR/invest/index.htm. We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

     We lease 16,650 square feet for executive offices, including research laboratory space and production area at 200 Corporate Boulevard South, Yonkers, New York from an unaffiliated third party (the “Yonkers Lease”). The term of the Yonkers Lease is five years through April 2005 and our annual rental obligation under the Yonkers Lease is $290,000. On December 23, 2004 we amended the lease for an additional three-year term through April 2008 at a reduced annual rental obligation of $283,000. We manufacture AVR118 exclusively at our facility in Yonkers, New York. Our Bahamian facility, which we acquired in December 1987, is located in Freeport, Bahamas and consists of an approximately 29,000 square foot site with a one-story concrete building of 7,300 square feet. We are attempting to sell the Bahamian facility.

ITEM 3. LEGAL PROCEEDINGS

     We are not currently a party to any material litigation, nor to the knowledge of management, is any such litigation threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the year ended December 31, 2004, no matters were submitted to a vote of security holders of Advanced Viral.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

     The principal United States market in which our common stock is traded is the over-the-counter market electronic Bulletin Board. The following table shows the range of reported low bid and high bid per share quotations for our common stock for each full quarterly period during the two recent years ended December 31, 2003 and 2004, and for the first quarter of 2005 to date. The high and low bid prices for the periods indicated reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

	Low Bid	High Bid
First Quarter 2003	$0.054	$0.085
Second Quarter 2003	0.064	0.105
Third Quarter 2003	0.051	0.078
Fourth Quarter 2003	0.060	0.279
First Quarter 2004	0.1220	0.2000
Second Quarter 2004	0.1000	0.1610
Third Quarter 2004	0.0900	0.1400
Fourth Quarter 2004	0.1000	0.1480
First Quarter 2005 through March 28, 2005	0.1050	0.1410

STOCKHOLDERS

     The approximate number of holders of record of our common stock as of March 28, 2005 is 3,440, inclusive of those brokerage firms and/or clearing houses holding shares of common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

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

ISSUER PURCHASES OF EQUITY SECURITIES

     We did not repurchase any of our equity securities during the year ended December 31, 2004.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected historical financial data as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 have been derived from our audited financial statements. The selected consolidated financial data set forth below should be read along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included elsewhere in this report.

SELECTED STATEMENT OF OPERATIONS DATA

	YEAR ENDED DECEMBER 31,
	2004	2003	2002 (1)	2001 (1)	2000 (1)
Revenues	$0	$0	$0	$17,601	$8,363

Costs and Expenses:
Research and development	1,768,984	1,350,318	4,439,592	5,150,869	3,192,551
General and administrative	2,353,499	3,221,433	2,654,296	4,063,022	2,413,601
Compensation and other expense for options and warrants	5,784	605,788	883,762	1,048,108	1,901,927
Depreciation	809,578	922,024	977,746,	511,216	346,227
Amortization	119,604	—	—	—	—
Cost in connection with settlement of distribution agreement	687,005	—	—	—	—

	5,744,454	6,099,563	8,955,396	10,773,215	7,854,306

Loss from Operations	(5,744,454)	(6,099,563)	(8,955,396)	(10,755,614)	(7,845,943)

Other Income (Expense):
Interest income	116,557	12,785	27,659	113,812	161,832
Interest expense	(686,808)	(1,697,325)	(192,174)	116,849	(908,220)
Severance expense - former directors	—	—	—	(302,500)	—

	(570,251)	(1,684,540)	(164,515)	(71,839)	(746,388)

Loss from continuing operations	(6,314,705)	(7,784,103)	(9,119,911)	(10,827,453)	(8,592,331)
Income (Loss) from discontinued operations	101,441	(32,708)	(201,154)	(259,114)	(223,861)

Net Loss	(6,213,264)	(7,816,811)	$(9,321,065)	$(11,086,567)	$(8,816,192)

Net Loss Per Share of Common Stock - Basic and Diluted
Continuing operations	(0.01)	(0.02)	(0.02)	(0.03)	(0.02)

Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

Net Loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.03)	$(0.02)

Weighted Average Number of Common Shares Outstanding	568,838,679	495,008,372	439,009,322	389,435,324	362,549,690

See notes to consolidated financial statements.

(1)	In the third quarter of 2003, the financial statements for the years ended December 31, 2002, 2001, and 2000 were restated to reflect changes in accounting for warrants issued in connection with equity transactions as well as options issued to our Board of Directors and employees (on a pro-forma basis only) and our Advisory Boards. The restatement resulted in income which reduced the previously reported net loss for such years.

SELECTED BALANCE SHEET DATA

	AS OF DECEMBER 31,
	2004	2003	2002 (1)	2001 (1)	2000 (1)
ASSETS
Current Assets:
Cash and cash equivalents	$8,600,590	$270,936	$1,475,755	$1,499,809	$5,962,633
Prepaid Insurance	82,508	71,312	—	—	—
Assets held for sale	127,246	147,531	172,601	188,999	179,622
Inventory	—	—	—	—	19,729
Other current assets	34,947	4,108	121,895	63,162	34,804

Total current assets	8,845,291	493,887	1,770,251	1,751,970	6,196,788

Property and Equipment, Net	531,104	1,322,253	2,244,118	2,818,045	1,771,038
Patents and Other Assets	1,055,507	1,172,778	931,660	878,776	840,888

Total assets	$10,431,902	$2,988,918	$4,946,029	$5,448,791	$8,808,714

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable and accrued liabilities	416,649	912,885	$554,707	$1,843,706	$902,961
Current portion of capital lease obligation	—	—	104,719	64,197	58,690
Current portion of note payable	—	15,572	25,165	24,246	21,517

Total current liabilities	416,649	928,457	684,591	1,932,149	983,168

Long-Term Debt:
Convertible debentures, net	—	1,427,946	1,610,499	—	—
Capital lease obligation - long term portion	—	—	5,834	42,370	106,567
Note payable - long term portion	—	—	4,879	32,198	56,446

Total long-term debt	—	1,427,946	1,621,212	74,568	163,013

Common Stock Subscribed but not Issued	—	280,000	883,900	—	—

Stockholders’ Equity (Deficiency):
Common stock: 1,000,000,000 shares of $.00001 par value authorized	6,965	5,446	4,555	4,033	3,802
Additional paid-in capital	73,136,594	57,262,111	51,141,177	43,877,955	36,349,629
Deficit accumulated during development stage	(63,128,306)	(56,915,042)	(49,098,231)	(39,777,166)	(28,690,599)
Discount on warrants	—	—	(291,175)	(662,748)	(299)

Total stockholders’ equity (deficiency)	10,015,253	352,515	1,756,326	3,442,074	7,662,533

Total liabilities and stockholders’ equity	$10,431,902	$2,988,918	$4,946,029	$5,448,791	$8,808,714

Shares outstanding at period end	696,487,734	544,591,722	455,523,990	403,296,863	380,214,618

See notes to consolidated financial statements.

(1)	In the third quarter of 2003, the financial statements for the years ended December 31, 2002, 2001, and 2000 were restated to reflect changes in accounting for warrants issued in connection with equity transactions as well as options issued to our Board of Directors and employees (on a pro-forma basis only) and our Advisory Boards. The restatement resulted in income which reduced the previously reported net loss for such years.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the results of operations and the financial condition of Advanced Viral should be read in conjunction with Advanced Viral’s Consolidated Financial Statements and Notes thereto included elsewhere in this report.

OVERVIEW

     Since our incorporation in Delaware in July 1985, we have been engaged primarily in research and development activities. We have not generated significant operating revenues, and as of December 31, 2004 we had incurred an accumulated deficit of $63,128,000. Our ability to generate substantial operating revenue depends upon our success in gaining FDA approval for the commercial use and distribution of AVR118. Substantially all of our research and development efforts have been devoted to drug development.

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

     The costs relating to our research and development efforts for the years 2000, 2001, 2002, 2003 and 2004 are presented below.

COSTS RELATING TO RESEARCH AND DEVELOPMENT EFFORTS
FROM JANUARY 2000 THROUGH DECEMBER 31, 2004

	Total
	2000-2002	2003	2004	2000-2004
Cost Category	Costs	Costs	Costs	To Date
Hospital fees
Phase I (topical)	254,246	—	—	254,246
Phase I/II AIDS (Israel)	—	102,750	80,250	183,000
Phase I leukemia/lymphoma (Israel)	—	—	19,000	19,000
Phase I solid tumor (Israel)	—	—	8,000	8,000
Phase II cancer study (US)	—	—	—	—
Lab fees	500	61,729	80,970	143,199
Insurance cost	3,359	38,195	11,000	52,554
Total Clinical Fees	258,105	202,674	199,220	659,999

IND Preparation/Maintenance	103,713	—	182,496	286,209
CRO Clinical Trial Management
Phase I (topical)	47,527	—	—	47,527
Phase I/II AIDS (Israel)	920,064	807,111	(295,883)	1,431,292
Argentina Patient Experiences	253,168	—	—	253,168
Data Management & Study Reports	122,300	—	276,674	398,974
Clinical & Regulatory Consulting	1,274,200	83,230	288,109	1,645,539

Total Clinical/ Regulatory Operations	2,720,972	890,341	451,396	4,062,709

General lab supplies	1,030,006	—	17,289	1,047,295
Toxicology	197,135	—	—	197,135
Contracted R&D	562,106	55,262	—	617,368
Validation	705,249	—	—	705,249
Drug Preparation and Support	1,982,421	—	—	1,982,421
Salary & Facility Allocations	5,317,974	175,219	1,099,225	6,592,418
R&D Travel Expenses	9,044	26,822	1,854	37,720

Total Preclinical Research & Development	9,803,935	257,303	1,118,368	11,179,606

Total Research & Development	12,783,012	1,350,318	1,768,984	15,902,314

     During 2002, the Board of Directors approved a plan to sell Advance Viral Research Ltd. (LTD), our Bahamian subsidiary. The decision was based upon the completion of construction on our facility in Yonkers, New York capable of providing all functions previously provided by the Freeport, Bahamas plant. The assets of LTD have been classified on our Balance Sheet as of December 31, 2004 and 2003 as Assets held for Sale. LTD had no liabilities as of December 31, 2004, except inter-company payables which have been eliminated in consolidation. The operations for LTD have been classified in the Consolidated Statements of Operations for the year ended December 31, 2004 as Income from Discontinued Operations and for the years ended December 31, 2003 and 2002 as Loss from Discontinued Operations.

     We have met our cash requirements over the last several years from the proceeds derived from the sale of our securities. Our most recent sale of securities took place in February 2004 when we entered into an agreement with James Dicke II and James Dicke III. In this February 2004 financing arrangement, for an aggregate purchase price of $12 million, we agreed to sell an aggregate of (i) 120 million shares of our common stock; and (ii) warrants to purchase 15 million shares of our common stock through February 2, 2007 at an exercise price of $0.20 per share: 3,750,000 of the warrants are exercisable from February 5, 2004 through February 2, 2007; 3,750,000 of the warrants are exercisable from May 5, 2004 through February 2, 2007; 3,750,000 of the warrants are exercisable from August 4, 2004 through February 2, 2007; and 3,750,000 of the warrants are exercisable from November 3, 2004 through February 2, 2007. The funding took place in four equal stages of $3 million each, once every 90 days on February 5, May 5, August 4 and November 3, 2004.

     The independent certified public accountants’ report on our consolidated financial statements for the fiscal year ended December 31, 2004 includes an emphasis paragraph regarding certain liquidity considerations. Note 2 to the Consolidated Financial Statements states that our cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials of AVR118 required by the FDA, and, unless and until AVR118 is approved for sale in the United States or another industrially developed country, we may be dependent upon the continued sale of our securities, debt or equity financing for funds to meet our cash requirements. We believe that cash flows from sales of securities and from current financing arrangements will be sufficient to fund our current operations. Although we may not be successful in doing so, we intend to continue to sell our securities in an attempt to mitigate the effects of our cash position. No assurance can be given that equity or debt financing, if and when required, will be available or that additional securities will be authorized beyond the current authorization of 1 billion shares of our common stock.

RESULTS OF OPERATIONS

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Revenues. We generated no sales revenue for the year ended 2004 or 2003.

     Research and Development Expense. Research and development expense in 2004 increased 31% to $1,769,000 from $1,350,000 in 2003. The increase in 2004 was primarily attributable to the allocation in 2004 of expenses relating to salaries and benefits to research and development and increased consulting fees. Included in research and development expense for these periods was:

•	increased payroll and related expenses relating to research and development of $912,000 for the year ended 2004 vs. $175,000 for the year ended 2003. In 2004, 56% of salaries and benefits were allocated to research and development as a result of the hiring of our new CEO and President Elma Hawkins and the redirection of personnel to the review of projects and to filing an IND in late 2004, compared to 15% in 2003, primarily due to a reduction in staff at the end of 2002 and the resulting decrease in research and development activities;

•	increased consulting fees of $862,000 for the year ended 2004 vs. $96,000 for the year ended 2003. The 797% increase in 2004 from 2003 was primarily attributable to payments made to MediVector ($595,000) and Merchant-Taylor International, Inc. ($121,000) for biopharmaceutical consulting services in connection with our ongoing studies and IND activities, payments for consulting services made to Oxford Pharmaceuticals ($32,000), and our consultant retained in Rechovot, Israel ($115,000). In 2003 we paid $80,000 to Oxford Pharmaceuticals and $16,000 to our consultant retained in Rechovot, Israel in connection with consulting agreements for research and development purposes;

•	decreased research and development expense relating to our agreement with EnviroGene, LLC of $448,000 as a result of the derecognition of accrued expenses associated with termination of the agreement for nonperformance during the year ended 2004, compared to $697,000 in 2003; and

•	increased laboratory supplies expense of $17,000 in 2004 vs. $0 in 2003.

     General and Administrative Expense. General and administrative expenses decreased 26.9% to $2,353,000 in 2004 from $3,221,000 in 2003. The decrease in 2004 was primarily attributable to decreased payroll expenses, decreased professional fees and decreased consulting fees relating to fundraising activities. Included in general and administrative expense for these periods was:

•	decreased payroll and related expenses of $703,000 for the year ended 2004 vs. $989,000 for the year ended 2003. In 2004, only 44% of salaries and benefits were allocated to general and administrative expense, with the remainder allocated to research and development as a result of the hiring of our new CEO and President Elma Hawkins and the redirection of personnel to the review of projects and to filing an IND in late 2004, compared to 85% in 2003 attributable to a reduction in staff at the end of 2002 and the resulting decrease in research and development activities;

•	increased benefit and insurance costs of $486,000 in 2004 vs. $456,000 in 2003. The increase in 2004 was primarily attributable to increased D&O insurance costs ($312,000 in 2004 vs. $269,000 in 2003);

•	decreased professional fees to $266,000 in 2004 vs. $815,000 in 2003 primarily attributable to the decreased attorneys fees relating to litigation ($1,000 in 2004 vs. $307,000 in $2003; and

•	decreased consulting costs in 2004 of $24,000 vs. $157,000 in 2003 primarily attributable to consultants retained for fund raising initiatives in 2003.

     Compensation and Other Expense for Options and Warrants. Compensation expense decreased 99% to $6,000 in 2004 from $606,000 in 2003. The decrease in compensation expense for 2004 was primarily attributable to the calculation of fair value in 2003 of options and warrants in connection with options issued to our Scientific Advisory Board ($347,000) and warrants issued in connection with our 2001 equity line. Included in compensation expense for these periods was:

•	the calculation of the fair value of granting an option to a non-employee of $6,000 for 2004;

•	the issuance of options to our Scientific Advisory Board resulting in compensation expense of $0 and $347,000 for the years ended 2004 and 2003, respectively; and

•	the fair value of warrants issued for our 2001 equity line of credit with Cornell Capital Partners of $0 and $255,000 for the years ended 2004 and 2003, respectively.

     Cost in Connection with Settlement of Distribution Agreement. Under the terms of a termination and release agreement with DCT entered in February 2004, warrants for five million shares of our common stock were issued. The fair value of these warrants was estimated to be $687,000 for 2004.

     Depreciation Expense. Depreciation expense decreased 12% to $810,000 in 2004 from $922,000 in 2003. This decrease resulted from equipment which became fully depreciated in 2003 combined with no material equipment purchases in 2004.

     Amortization Expense. Amortization expense increased to $120,000 in 2004 from $0 in 2003, resulting primarily from the recognition of the reduced useful life of granted patents.

     Interest Expense. Interest expense decreased 60% to $687,000 in 2004 from $1,697,000 in 2003. The decrease was primarily attributable to decreased interest expense associated with convertible debentures, the beneficial conversion feature on the debentures and amortization of warrant costs. Included in interest expense for these periods was:

•	the beneficial conversion feature on convertible debentures of $431,000 and $809,000 for the years ended 2004 and 2003, respectively;

•	amortization of warrant costs associated with convertible debentures of $0 and $517,000 for the years ended 2004 and 2003, respectively;

•	amortization of loan costs relating to the issuance of convertible debentures of $232,000 and $253,000 for the years ended 2004 and 2003, respectively; and

•	interest expense associated with convertible debentures of $16,000, $101,000 and $43,000 for the years ended 2004, 2003 and 2002, respectively.

     Interest Income. Interest income increased 792% to $116,000 from $13,000 in 2003. The increase in interest income resulted from our increased cash balances invested in money market and overnight banking obligations.

     Loss from Continuing Operations. Losses from continuing operations decreased 13% to $6,315,000 for 2004 from $7,784,000 in 2003. The decrease from 2004 to 2003 resulted primarily from a reduction in interest expense.

     Income/Loss from Discontinued Operations. Income from discontinued operations for the year ended 2004 was $101,000 while losses from discontinued operations for the years ended 2003 was $33,000. We derived income from our discontinued operations because of an insurance recovery of $132,000 related to hurricane damage sustained at our Freeport, Bahamas facility.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Revenues. We generated no sales revenue for the years ended 2003 or 2002.

     Research and Development Expense. Research and development expense in 2003 decreased 70% to $1,350,000 from $4,440,000 in 2002. The decrease in 2003 from 2002 was primarily attributable to increased consulting fees and to the allocation in 2003 of a majority of expenses relating to salaries and benefits to general and administrative instead of research and development, resulting in decreased research and development activities. Included in research and development expense for these periods was:

•	decreased payroll and related expenses relating to research and development of $175,000 for the year ended 2003 vs. $1,805,000 for the year ended 2002, primarily due to a reduction in staff at the end of 2002 and the resulting decrease in research and development activities. In 2003, only 15% of salaries and benefits were allocated to research and development, compared to 68% in 2002;

•	decreased research and development expenditures relating to our agreement with GloboMax in connection with the preparation of our first IND filing of $0 and $904,000 for the years ended 2003 and 2002, respectively;

•	decreased laboratory supplies expenses of $0 for 2003 vs. $295,000 for 2002; and

•	increased consulting fees of $96,000 for 2003 vs. $82,000 for 2002 in connection with consulting agreements for research and development services with Oxford Pharmaceuticals ($80,000) vs. payments made to Keystone Validation Group for equipment validation services ($66,000).

     General and Administrative Expense. General and administrative expenses increased 21% to $3,221,000 in 2003 from $2,654,000 in 2002. The increase in 2003 was primarily attributable to and increased consulting fees and to the allocation in 2003 of a majority of expenses relating to salaries and benefits to general and administrative instead of research and development, resulting in increased general and administrative expense. Included in general and administrative expense for these periods was:

•	increased payroll and related expenses allocated to general and administrative expense of $989,000 for the year ended 2003 vs. $866,000 for the year ended 2002, primarily due to a reduction in staff at the end of 2002 and the resulting decrease in research and development activities. In 2003, 85% of salaries and benefits were allocated to general and administrative expense, compared to 32% in 2002;

•	decrease in benefit and insurance costs to $456,000 in 2003 vs. $564,000 in 2002. The decrease in 2003 is primarily attributable to lower benefit costs (due to a reduction in staff at the end of 2002) offset by higher insurance premiums.

•	increase in professional fees to $815,000 in 2003 from $501,000 in 2002, primarily attributable to attorneys fees related to litigation of $307,000 in 2003 vs. $44,000 in 2002;

•	increase in consulting fees to 2003 vs. 2002 of $157,000 and $34,000 respectively, primarily for consultants retained by us for fund raising initiatives.

     Compensation and Other Expense for Options and Warrants. Compensation expense decreased 31% to $606,000 in 2003 from $884,000 in 2002. The decrease in 2003 was primarily attributable to the calculation of fair value of options and warrants in connection with options issued to our Scientific Advisory Board and warrants issued in connection with for our 2001 equity line. Included in compensation expense for these periods was:

•	the fair value of warrants issued for our 2001 equity line of credit with Cornell Capital Partners of $255,000 and $408,000 for the years ended 2003 and 2002, respectively;

•	the calculation of the fair value of extending the expiration dates of non-employee options outstanding of $178,000 for 2002;

•	the issuance of options to our Scientific Advisory Board resulting in compensation expense of $347,000 and $108,000 for the years ended 2003 and 2002, respectively; and

•	the fair value of warrants issued in consideration for terminating a contract resulting in our recording compensation expense of $191,000 in 2002.

     Depreciation Expense. Depreciation expense decreased 6% to $922,000 in 2003 from $978,000 in 2002. The decrease in 2003 resulted from equipment which became fully depreciated with no major equipment purchases in 2003.

     Interest Expense. Interest expense increased 784% to $1,697,000 in 2003 from $192,000 in 2002. The increase was primarily attributable to increased interest expense associated with convertible debentures, the beneficial conversion feature on the debentures and amortization of warrant costs. Included in interest expense for these periods was:

•	the beneficial conversion feature on convertible debentures of $809,000 and $89,000 for the years ended 2003 and 2002, respectively;

•	amortization of warrant costs associated with convertible debentures of $517,000 and $0 for the years ended 2003 and 2002, respectively;

•	amortization of loan costs relating to the issuance of convertible debentures of $253,000 and $34,000 for the years ended 2003 and 2002, respectively; and

•	interest expense associated with convertible debentures of $101,000 and $43,000 for the years ended 2003 and 2002, respectively.

     Interest Income. Interest income decreased 54% to $13,000 in 2003 from $28,000 in 2002. The decrease in interest income resulted from our decreased cash balances invested in money market and overnight banking obligations.

     Loss from Continuing Operations. Losses from continuing operations decreased 15% to $7,784,000 in 2003 from 9,120,000 in 2002. The decrease resulted primarily from a reduction in research and development expenses due to a reduction in personnel during 2002 from 33 to 10 employees and limiting our research and development efforts to one clinical trial in Israel.

     Loss from Discontinued Operations. Loss from discontinued operations for the year ended December 31, 2003 was $33,000 vs. 201,000 for 2002, relating to losses from our 99% owned subsidiary, Advance Viral Research, Ltd.

LIQUIDITY

Years Ended December 31, 2004 and 2003

     As of December 31, 2004, we had current assets of $8,845,000 compared to $494,000 at December 31, 2003. We had total assets of $10,432,000 and $2,989,000 at December 31, 2004 and 2003, respectively. Current assets increased by $8,351,000 due to an increase in cash and cash equivalents generated from the sale of our securities. Total assets increased due to an increase in cash and cash equivalents offset by depreciation of fixed assets and a revaluation of patent costs.

     During 2004, we used cash of $4,564,000 for operating activities, as compared to $4,337,000 in 2003. During 2004, our expenses included:

•	$1,615,000 for payroll and related costs primarily for administrative staff, scientific personnel and executive officers;

•	$196,000 in public relations and recruiting fees;

•	$427,000 for rent and utilities for our Yonkers facility;

•	$670,000 in expenditures on AVR118 research in Israel and the submission of an IND application to the FDA;

•	$486,000 for insurance and $267,000 for other professional fees.

     During 2004, cash flows provided by financing activities resulted primarily from the proceeds from the sale of our common stock of $12,028,000, convertible debentures of $900,000, offset by the $16,000 repayment of a grant. This compares to the year ended December 31, 2003, where funds of $3,127,000 were provided from the sale of our common stock of $2,133,000, convertible debentures of $2,169,000, offset by payments under a litigation settlement agreement of $1,051,000 and principal payments of $122,000 and 3,000 on equipment obligations and the repayment of a grant, respectively.

Years Ended December 31, 2003 and 2002

     As of December 31, 2003, we had current assets of $494,000 compared to $1,770,000 at December 31, 2002. We had total assets of $2,989,000 and $4,946,000 at December 31, 2003 and 2002, respectively. Total current assets changed due to a decrease in case and cash equivalents of $1,205,000. Total assets declined due to depreciation of fixed assets.

     During 2003, we used cash of $4,337,000 for operating activities compared to $8,701,000 in 2002. During 2003, our expenses included:

•	$1,164,000 for payroll and related costs primarily for administrative staff, scientific personnel and executive officers;

•	$250,000 in consulting fees;

•	$421,000 for rent and utilities for our Yonkers facility;

•	$1,056,000 in expenditures on AVR118 research in Israel;

•	$456,000 for insurance; and

•	$815,000 for other professional fees.

     During the year ended December 31, 2003, cash flows provided by financing activities was primarily due to the proceeds from the sale of our common stock of $2,133,000, convertible debentures of $2,169,000, offset by payments under a litigation settlement agreement of $1,051,000 and principal payments of $122,000 and 3,000 on equipment obligations and the repayment of a grant, respectively. This compares to the year ended December 31, 2002 where funds of $7,114,000 were provided from the sale of our common stock; convertible debentures of $2,000,000, offset by principal payments of $169,000 for equipment obligations.

LIQUIDITY CONSIDERATIONS

     The independent certified public accountants’ report on our consolidated financial statements for the fiscal year ended December 31, 2004 includes an emphasis paragraph regarding certain liquidity considerations. Note 2 to the Consolidated Financial Statements states that our cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials of AVR118 required by the FDA, and, unless and until AVR118 is approved for sale in the United States or another industrially developed country, we may be dependent upon the continued sale of our securities, debt or equity financing for funds to meet our cash requirements. We believe that cash flows from sales of securities and from current financing arrangements will be sufficient to fund our current operations. Although we may not be successful in doing so, we intend to continue to sell our securities in an attempt to mitigate the effects of our cash position. No assurance can be given that equity or debt financing, if and when required, will be available or that additional securities will be authorized beyond the current authorization of 1 billion shares of our common stock.

     We have no off-balance sheet transactions.

     The following table shows total contractual payment obligations as of December 31, 2004.

TOTAL CONTRACTUAL OBLIGATIONS TABLE

		Payments Due By Period
					More Than
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	5 Years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	$0	$0	$0	$0	$0
Notes Payable	$0	$0	$0	$0	$0
Operating Lease Obligations	$945,817	$285,367	$660,450	$0	$0
Employment Agreement (Hawkins)	$656,250	$525,000	$131,250	$0	$0
Purchase Obligations	$710,000	$710,000	$0	$0	$0
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	$0	$0	$0	$0	$0
Total	$2,312,067	$1,520,367	$791,700	$0	$0

CAPITAL RESOURCES

     We have and continue to be dependent upon the proceeds from the continued sale of securities for the funds required to continue operations at present levels and to fund further research and development activities. The following table summarizes sales of our securities over the last two years.

				Purchase Price/
				Conversion Price/
			Shares Underlying	Exercise Price	Maturity /
Date Issued	Gross Proceeds	Security Issued	Security	Per Share	Expiration Date
Dec-02 & Mar-03	$1,100,000	Common stock	13,750,000	$0.08	n/a
		Warrants	9,075,000	$0.12	Dec-07 & Mar-08
Apr-May 03	$562,000	Common stock	7,337,500	$0.08	n/a
Apr-03	$1,000,000	Convertible debenture	22,484,276	(fully converted)	Apr-08
		Warrants	15,000,000	$0.091	Apr-08
Jun-03	$125,000	Common stock	1,562,500	$0.08	n/a
		Warrants	1,109,375	$0.12	Jun-08
Jul-03	$1,500,000	Convertible debenture	22,929,167	(fully converted)	Jul-08
Sep-03	$1,081,000	Common stock	21,620,000	$0.05	n/a
		Warrants	13,188,200	$0.10	Sep-08
Jan-04	$1,000,000	Convertible debenture	12,558,219	(fully converted)	Jan-09
Dec-03 & Jan-04	$325,000	Common stock	2,166,666	$0.15	n/a
		Warrants	931,666	$0.19	Jan-09
Feb-04	$3,000,000	Common stock	30,000,000	$0.10	n\a
		Warrants	15,000,000	$0.20	Feb-07
May-04	$3,000,000	Common stock	30,000,000	$0.10	n/a
Aug-04	$3,000,000	Common stock	30,000,000	$0.10	n/a
Nov-04	$3,000,000	Common stock	30,000,000	$0.10	n/a

     From December 2002 through June 2003, we authorized the issuance of and sold 22,650,000 shares of our common stock and warrants to purchase up to 13,590,000 shares of our common stock at $0.08 per share, for an aggregate purchase price of $1,812,000 pursuant to securities purchase agreements with the purchasers listed below, in the following amounts in a private offering transaction pursuant to Section 4(2) of the Securities Act. In connection with the agreement, we paid finders’ fees to Harbor View Group, AVIX, Inc. and Robert Nowinski consisting of an aggregate (i) $98,095 and (ii) warrants to purchase 1,246,500 shares of our common stock. All of the aforementioned warrants are exercisable at $0.12 per share, for a period of five years. As of the date hereof, none of such warrants had been exercised.

Investor Name	Purchase Price	Shares	Warrants
Beth and Elliot Bauer	$116,000	1,450,000	870,000
Michael Berman	$50,000	625,000	375,000
Phillip Brennan	$25,000	312,500	187,500
Gene Cartwright	$60,000	750,000	450,000
Henry E. & Dixie Cartwright	$40,000	500,000	300,000
Dorothy Christofides	$32,000	400,000	240,000
Frederick Cohen	$8,000	100,000	60,000
Leonard Cohen	$56,000	700,000	420,000
Todd & Lynda Cohen	$40,000	500,000	300,000
James Dicke II	$250,000	3,125,000	1,875,000
Gerald Director	$8,000	100,000	60,000
Charles & Janet Ernst	$25,000	312,500	187,500
Eric Goldstein	$12,500	156,250	93,750
Edward & Linda Gorkes	$250,000	3,125,000	1,875,000
Alan Halpert	$16,000	200,000	120,000
Harbor View Group	$25,000	312,500	187,500
Barry L. Johnston TR	$24,000	300,000	180,000
Ira Kent	$8,000	100,000	60,000
Benjamin H. Kirsch	$150,000	1,875,000	1,125,000
Russell & Jean Kuhn	$25,000	312,500	187,500

Investor Name	Purchase Price	Shares	Warrants
Russell Kuhn	$150,000	1,875,000	1,125,000
Keith Leonard	$50,000	625,000	375,000
Frederick Lutz	$25,000	312,500	187,500
Larry Pomerantz	$100,000	1,250,000	750,000
Pomerantz Trust	$30,000	375,000	225,000
David Provence	$25,000	312,500	187,500
Michael Rapf	$12,500	156,250	93,750
Allen & Barbara Ross	$8,000	100,000	60,000
David Sass	$50,000	625,000	375,000
Dean Skillman	$50,000	625,000	375,000
Gerald Smallberg	$16,000	200,000	120,000
Robert Franklin Smith	$25,000	312,500	187,500
Frank Vigliarolo	$50,000	625,000	375,000

TOTAL	$1,812,000	22,650,000	13,590,000

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

     On April 28, 2003, we entered into an Equity Line of Credit Agreement with Cornell Capital Partners in a private offering transaction pursuant to Section 4(2) of the Securities Act. The equity line agreement provides, generally, that Cornell Capital Partners has committed to purchase up to $50 million of our common stock over a three-year period, with the timing and amount of such purchases, if any, at our discretion, provided, however, that the maximum amount of each advance is $500,000, and the date of each advance shall be no less than six trading days after our notification to Cornell Capital Partners of its obligation to purchase shares. Any shares of common stock sold under the equity line will be priced at the lowest closing bid price of our common stock during the five consecutive trading days following our notification to Cornell Capital Partners requesting an advance under the equity line. In addition, at the time of each advance, we are obligated to pay Cornell Capital Partners a fee equal to five percent (5%) of the amount of each advance. However, Cornell Capital Partners’ obligation to purchase and our obligation to sell our common stock is conditioned upon the per share purchase price being equal to or greater than a price we set on the advance notice date, the minimum acceptable price, which may not be set any closer than 7.5% percent below the closing bid price of the common stock the day prior to the date we notify Cornell Capital Partners of its obligation to purchase shares. In addition, there are certain other conditions applicable to our ability to draw down on the equity line including the filing and effectiveness of a registration statement registering the resale of all shares of common stock that may be issued to Cornell Capital Partners under the equity line and our adherence with certain covenants. There can be no assurance of the amount of proceeds we will receive, if any, under the equity line of credit with Cornell Capital Partners. For its services as placement agent, Katalyst Securities LLC received 107,527 shares of our common stock, which was valued at $10,000. Katalyst Securities may be deemed to be an underwriter in connection with the sale of common stock under the equity line.

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

     On July 18, 2003, we entered into an additional securities purchase agreement with Cornell Capital Partners, in a private offering transaction pursuant to Section 4(2) of the Securities Act, whereby Cornell Capital Partners purchased $1 million of our 5% secured convertible debentures, due July 17, 2008. Pursuant to the agreement, Cornell Capital Partners received a 10% discount to the purchase price of the convertible debentures purchased. Pursuant to the terms of the agreement, commencing October 18, 2003, Cornell Capital Partners became eligible convert the debenture plus accrued interest, in shares of our common stock at a conversion price equal to the lesser of (a) $0.08 or (b) 80% of the lowest closing bid price of our common stock for the four trading days immediately preceding the conversion date. Our obligations under the convertible debentures and the April and July Agreements were secured by a first priority security interest in substantially all of our assets. Pursuant to the agreements, this security interest terminated upon Advanced Viral receiving $3 million of capital in any form other than through the issuance of free-trading shares of our common stock from sources other than Cornell Capital Partners. This termination occurred during February 2004 upon the funding of $3 million under the Dicke Agreement. As of the date hereof, the April and July debentures have been fully converted into an aggregate of 57,971, 662 shares of common stock, as follows:

•	On September 10, 2003, Cornell Capital Partners converted $600,000 principal amount of the convertible debenture into 14,150,943 shares of common stock at a conversion price of $0.0424 per share.

•	On November 6, 2003, Cornell Capital Partners converted $600,000 principal amount of the convertible debentures into 12,500,000 shares of common stock at a conversion price of $0.048 per share.

•	On November 20, 2003, Cornell Capital Partners converted $600,000 principal amount of convertible debentures into 9,375,000 shares of common stock at a conversion price of $0.064 per share. At December 31, 2003, the outstanding balance was $750,000 including accrued interest.

•	On January 8, 2004, Cornell Capital Partners converted the remaining $700,000 principal amount of convertible debentures plus $51,000 of interest into 9,387,500 shares of common stock at a conversion price of $0.08 per share.

•	Upon our registration statement being declared effective by the SEC, we issued to Cornell Capital Partners on January 7, 2004 a $1 million 5% convertible debenture and received consideration of $882,402. On February 11, 2004, Cornell Capital Partners converted $1 million principal amount plus interest of $4,657 into 12,558,219 shares of our common stock at a conversion price of $0.08 per share.

     In September 2003, in connection with a private offering transaction pursuant to Section 4(2) of the Securities Act, we authorized the issuance of and sold 21,620,000 shares of our common stock and warrants to purchase up to 10,810,000 shares of our common stock, for an aggregate purchase price of $1,081,000, or $0.05 per share, pursuant to securities purchase agreements with the purchasers listed below, in the amounts listed below. The warrants are exercisable at $0.10 per share. In connection with the agreements, we paid finders’ fees to Harbor View Group, AVIX, Inc and Robert Nowinski consisting in the aggregate of (i) $115,667 and (ii) warrants to purchase 2,378,200 shares of our common stock. All of the aforementioned warrants are exercisable at $0.10 per share, for a period of five years. As of the date hereof, none of such warrants had been exercised.

Investor Name	Purchase Price	Shares	Warrants
Angela Amato	$16,000	320,000	160,000
Ralph Albergo	$10,000	200,000	100,000
Beth & Elliot Bauer	$25,000	500,000	250,000
John Billard	$50,000	1,000,000	500,000
Philip Brennan	$45,000	900,000	450,000
Dorothy Christofides	$25,000	500,000	250,000

Investor Name	Purchase Price	Shares	Warrants
Michael Contillo	$25,000	500,000	250,000
Joseph Deglomini	$25,000	500,000	250,000
Edward Gorkes	$50,000	1,000,000	500,000
Harborview Group	$175,000	3,500,000	1,750,000
Benjamin Kirsch	$25,000	500,000	250,000
Russell W. Kuhn	$200,000	4,000,000	2,000,000
Mark Levine	$60,000	1,200,000	600,000
Steven or Wendi Levitt	$25,000	500,000	250,000
Barry & Marci Mainzer	$15,000	300,000	150,000
Gerald S. Schuster	$40,000	800,000	400,000
Roberta Schwartz	$25,000	500,000	250,000
Avraham Sibony	$50,000	1,000,000	500,000
R. Frank Smith	$30,000	600,000	300,000
Michael Tannenhauser	$15,000	300,000	150,000
Frank Vigliarolo	$75,000	1,500,000	750,000
Michael Villani	$25,000	500,000	250,000
Scott Weil	$30,000	600,000	300,000
Mike Weiner	$20,000	400,000	200,000

TOTAL	$1,081,000	21,620,000	10,810,000

     In January 2004, in connection with a private offering transaction pursuant to Section 4(2) of the Securities Act, we authorized the issuance of and sold 2,166,666 shares of our common stock and warrants to purchase up to 758,334 shares of our common stock, for an aggregate purchase price of $325,000, or $0.15 per share, pursuant to securities purchase agreements with the purchasers listed below, in the amounts listed below. In connection with the agreements, we paid finders’ fees to Harbor View Group consisting in the aggregate of (i) $26,000 and (ii) warrants to purchase 173,333 shares of our common stock. All of the aforementioned warrants are exercisable at $0.19 per share, for a period of five years. As of the date hereof, none of such warrants had been exercised.

Investor Name	Purchase Price	Shares	Warrants
Dorothy Christofides	45,000	300,000	105,000
Steven Levitt	50,000	333,333	116,667
Xiao Yuan Tang	150,000	1,000,000	350,000
Frank Vigliarolo	80,000	533,333	186,667

TOTAL	$325,000	2,166,666	758,334

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

     On February 9, 2004, we entered into a termination and release agreement with DCT, S.R.L. and certain of its affiliates pursuant to which pursuant to which a distribution agreement and various testing agreements with DCT, along with any and all distribution rights and rights to royalties or fees thereunder, were terminated. In addition, the agreement provides that any and all intellectual property rights relating to the terminated agreements were the property of Advanced Viral, and the parties released each other from claims relating thereto. In consideration, we agreed to pay DCT $60,000 and granted warrants to purchase an aggregate of 5 million shares of our common stock to certain of DCT’s affiliates at an exercise price of $0.16 for a period of five years. In addition the recipients of the warrants agreed not to sell more than an aggregate of 2 million shares of our common stock in any 6-month period through February 8, 2009.

Warrant Holder	Warrant Shares
Cesar Blumtritt	1,880,000
Alfredo Velez	2,400,000
Bruce Knef	200,000
David Duffy	300,000
Arthur Hawkins	150,000
Mayer Gattegno	70,000

TOTAL	5,000,000

OUTSTANDING SECURITIES

     Currently, in addition to the 696,487,734 shares of our common stock currently outstanding: (i) approximately 155.8 million shares of common stock are issuable pursuant to outstanding stock options at exercise prices ranging from $0.052 to $0.36, of which options to purchase approximately 110.6 million shares are currently exercisable; (ii) approximately 90.4 million shares of common stock are issuable pursuant to outstanding warrants at prices ranging from $0.091 to $1.00, all of which warrants are currently exercisable. The foregoing does not include shares issuable pursuant to the equity line of credit with Cornell Capital Partners which expires in April 2006.

     If all of the foregoing securities were fully issued, exercised and/or converted, as the case may be, we would receive proceeds of approximately $43.9 million, and we would have approximately 942.7 million shares of common stock outstanding. The sale or availability for sale of this number of shares of common stock in the public market could depress the market price of the common stock. Additionally, the sale or availability for sale of this number of shares may lessen the likelihood that additional equity financing will be available to us, on favorable or unfavorable terms. Furthermore, the sale or availability for sale of this number of shares could limit the annual amount of net operating loss carryforwards that could be utilized.

     There is a possibility that we may not currently have sufficient authorized shares to issue all of the shares underlying the Cornell equity line and outstanding convertible securities and a proposal may be required to be placed before the stockholders to facilitate an increase in the number of authorized shares within the next several years. Based on the 696.5 million shares of stock currently outstanding, we do not have sufficient authorized shares of common stock to draw down the entire $50 million available under the equity line at an assumed stock price of $0.10 per share. To increase the number of authorized shares of our common stock, we would need to obtain stockholder approval. We are uncertain that we could obtain this approval based on the dilutive effect of the issuance of shares under the equity line.

PROJECTED EXPENSES

     During the next 12 months, we expect to incur significant expenditures relating to operating expenses and expenses relating to regulatory filings and clinical trials for AVR118.

     We believe that our current liquid assets and cash flows from the sale of securities and current financing arrangements will be sufficient to fund our current operations for the next 12 months. Any proceeds received from the exercise of outstanding options or warrants will contribute to working capital and increase our budget for research and development and clinical trials and testing, assuming AVR118 receives subsequent approvals to justify such increased levels of operation. The recent prevailing market price for shares of common stock has from time to time been below the exercise prices of certain of our outstanding options or warrants. As such, recent trading levels may not be sustained nor may any additional options or warrants be exercised. If none of the outstanding options or warrants is exercised, and we obtain no other additional financing, in order for us to achieve the level of operations contemplated by management, management anticipates that we will have to materially limit or suspend operations. We are currently seeking debt financing, licensing agreements, joint ventures and other sources of financing, but the likelihood of obtaining such financing on favorable terms is uncertain. Management is not certain whether, at present, debt or equity financing will be readily obtainable or whether it will be on favorable terms. Because of the large uncertainties involved in the FDA approval process for commercial drug use on humans, it is possible that we will never be able to sell AVR118 commercially.

CRITICAL ACCOUNTING POLICIES

     Other Assets. Patent development costs are capitalized as incurred. Such costs will be amortized over the life of the patent, commencing at the time a patent is approved (granted). Loan costs include fees paid in connection with the February 2001 private equity line of credit agreement and have been amortized over the life of the agreement, which has expired.

     Stock-Based Compensation. Advanced Viral has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, Accounting for Stock-Based Compensation. APB No. 25 provides that the compensation expense relative to our Advanced Viral’s employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123. Advanced Viral follows SFAS No. 123 in accounting for stock options issued to non-employees.

     Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (the “FASB”) issued “Share-Based Payment” an Amendment of FASB Statements No. 123 that will significantly change the accounting for employee stock options and other equity-based compensation. The standard requires companies to expense the fair value of stock options on the grant date and is effective for interim or annual periods beginning after June 15, 2005. In accordance with the revised statement, the expense attributable to stock options granted or vested subsequent to July 1, 2005 will be required to be recognized.

     In October 2004, the FASB concluded that Statement 123R, “ Share-Based Payment,” which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The proposed standard would require companies to expense the fair value of all stock options that have future vesting provisions, are modified, or are newly granted beginning on the grant date of such options. We do not intend to adopt a fair value based method of accounting for stock based employee compensation until a final standard is issued by the FASB that requires this accounting. Pro forma disclosures of quarterly earnings are included in Note 5 of this quarterly statement.

     In January 2003, the FASB released Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity in their financial statements. FIN 46 is effective for VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financials statements for periods ending after March 15, 2004. The adoption of FIN 46 and FIN 46R does not have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Advanced Viral does not own any securities or instruments subject to market risk for which disclosure is required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Annual Financial Statements and Selected Quarterly Financial Data: The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K are included elsewhere in this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes to, or disagreements with, our accountants, Rachlin Cohen & Holtz LLP, during the past two fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

     Management, including our Chief Executive Officer and Acting Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based upon the evaluation, management concluded that our disclosure controls and procedures are effective to ensure that all material information requiring disclosure in this annual report was made known to them in a timely manner.

     We made no significant changes in internal controls over financial reporting or in other factors that could materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

     Our executive officers serve at the discretion of the Board. The following table sets forth certain information regarding our directors and executive officers as of March 30, 2005

Name	Age	Position
Elma S. Hawkins, PhD, MBA	48	President, Chief Executive Officer and Director
Eli Wilner (1)	49	Chairman of the Board and Secretary
Martin Bookman	61	Acting Chief Financial Officer
Charles H. Moore (1) (2)	75	Director
Nancy J. Van Sant (1)	54	Director
Roy S. Walzer (1) (2)	57	Director

**	David Seligman passed away in late January 2005. Before his death, he was a member of the Board of Directors, the Audit Committee and the Compensation Committee.
(1)	Member of our Compensation Committee.
(2)	Member of our Audit Committee.

     The following is certain summary information with respect to the directors and executive officers of Advanced Viral. There are no family relationships between or among the directors, executive officers or any other person. None of Advanced Viral’s directors or executive officers is a director of any company that files reports with the SEC. None of Advanced Viral’s directors have been involved in any bankruptcy or criminal proceeding (excluding traffic or other minor offenses), nor has been enjoined from engaging in any business.

     Dr. Elma Hawkins, our President and Chief Executive Officer since February 18, 2004, has been a member of our Board of Directors and Executive Management Committee since December 9, 2003. Dr. Hawkins was Vice Chairman of Antigenics Inc., a publicly traded biotechnology company from 1996 to February 2004. Prior to joining Antigenics in 1996 as Chief Operating Officer, Dr. Hawkins served in a number of senior positions with Genzyme Corporation and its affiliates, including Director of Corporate Development and Director of Clinical and Regulatory Affairs. Dr. Hawkins has also held positions in preclinical and clinical research at Warner-Lambert/Parke-Davis and at the Center for the Study of Drug Development at Tufts Medical School. Dr. Hawkins holds a PhD in medicinal chemistry from the University of Alabama and an M.B.A. from Boston University.

     Eli Wilner, our Secretary and Chairman of the Board of Directors, has been a director since December 2001, Chairman of the Board since May 2002 and President and Chief Executive Officer from August 2003 to February 2004. He is the founder and CEO of Eli Wilner & Company, a New York City art gallery established in 1983, and is also a leading frame dealer, restorer, collector and published author. Mr. Wilner was a Bryant Fellows Member of the Metropolitan Museum of Art in New York City from 1990 to 2000 and since 1990 has been a member of the Forum and Director’s Circle of the National Museum of American Art in Washington, D.C. Mr. Wilner is a graduate of Brandeis University, where he received his B.A. in Fine Arts in 1976, and Hunter College, where he received his M.A. in 1978.

     Martin Bookman has been Acting Chief Financial Officer since April 2004. Mr. Bookman was our assistant controller from March 2001 to April 2004. From August 2000 to March 2001 Mr. Bookman was a senior consultant for Prodigy Communications, Inc. From August 1997 to August 2000 Mr. Bookman was manager of policies and procedures and assistant controller for Murray Feiss Import Corp.

     Charles H. Moore, a director since December 2004, serves as the Executive Director of the Committee to Encourage Corporate Philanthropy, having served as deputy to the Chairs from November 1999 through March 2001. Mr. Moore served as the Director of Athletics at Cornell University between 1994 and August 1999. Previously, Mr. Moore served as Executive Vice President of Illinois Tool Works, Inc. in 1991 and 1992, and as President and Chief Executive Officer of Ransburg Corporation from 1988 to 1992. Mr. Moore served as a Public Sector Director of the United States Olympic Committee and as Chairman of that organization’s Audit Committee between 1992 and 2000. Mr. Moore is currently a Governor of the National Art Museum of Sport, and formerly served as the Chairman and Chief Executive Officer of that organization. Mr. Moore is also a National Board member of the Smithsonian Institution, a Commissioner of the Smithsonian American Art Museum, a Regent of Mercersburg Academy, and a member of the President’s Council on Physical Fitness and Sports. He has served on a variety of for-profit Board of Directors, including most recently, Turner Construction and The Sports Authority.

     Nancy J. Van Sant, Esq., a director since May 2002, has been a director of the Miami, Florida law firm of Sacher, Zelman, Van Sant, Paul, Beiley, Hartman, Rolnick & Waldman, P.A. and/or its predecessors since 1992. From 1977 through 1990, Ms. Van Sant was an attorney with the SEC serving as Regional Trial Counsel and Chief of the Branch of Investigations and Enforcement.

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

ELECTION OF DIRECTORS AND OFFICERS

     Directors are elected at annual meetings of stockholders and hold office until the next succeeding annual meeting and the election and qualification of their respective successors. Our Bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of stockholders and the due election and qualification of his successor. We have not had an annual meeting of stockholders since 1987.

COMMITTEES OF THE BOARD OF DIRECTORS

     Advanced Viral’s Board of Directors currently has an Audit Committee and Compensation Committee. The Board of Directors does not have a standing Nominating Committee.

     Audit Committee. The members of the Audit Committee during the year ended December 31, 2004 were Roy W. Walzer, Charles H. Moore and David Seligman (who passed away in January 2005). The audit committee oversees, reviews and evaluates our financial statements, accounting and financial reporting processes, internal control functions and the audits of our financial statements. The audit committee is responsible for the appointment, compensation, retention and oversight of our independent auditor. Each of the current members of the Audit Committee is “independent” as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) as they apply to audit committee members. In addition, the Board of Directors has determined that each member of the Audit Committee possesses the level of financial literacy required by applicable laws and regulations and that Mr. Walzer, the Audit Committee’s Chairman, is an “audit committee financial expert” within the meaning of the regulations promulgated by the SEC.

     Compensation Committee. The current members of the Compensation Committee are Charles H. Moore, Nancy Van Sant, Roy S. Walzer and Eli Wilner. The Compensation Committee is responsible for recommending compensation and benefits for the executive officers of Advanced Viral to the Board of Directors. Prior to his death, Mr. Seligman was the Chairman of the Compensation Committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee during the year ended December 31, 2004 were Charles H. Moore, Nancy Van Sant, Roy S. Walzer, Eli Wilner (Chairman of the Board and Secretary), and David Seligman. During the last fiscal year, no interlocking relationship existed between Advanced Viral’s Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.

CODES OF CONDUCT AND ETHICS

     Our Board of Directors has adopted a code of business conduct and ethics applicable to our directors, officers and employees, in accordance with applicable federal securities laws.

SCIENTIFIC ADVISORY BOARD

     In January 2002, we formed a Scientific Advisory Board currently consisting of people with experience in oncology, hematology, women’s health and related fields for the purpose of having access to additional expertise and counsel to support the development of AVR118 in connection with the rigorous clinical trials required by the FDA’s regulatory approval process. The current members of the Scientific Advisory Board are as follows:

     Dr. George P. Canellos is the William Rosenberg Professor of Medicine at Harvard Medical School where he served as Chief of the Division of Medical Oncology for 20 years at the Dana-Farber Cancer Institute, and was Acting Clinical Director of the National Cancer Institute (NCI) and a member of the FDA’s Oncologic Drugs Advisory Committee. Dr. Canellos was also a past president of the American Society for Clinical Oncology and a former Editor- in-Chief of the Journal of Clinical Oncology. Dr. Canellos currently serves as Medical Director for Network Development, Dana-Farber/Partners CancerCare and is on the senior staff at the Brigham and Women’s Hospital, Dana-Farber Cancer Institute and Massachusetts General Hospital.

     Dr. Michael Harris is Director of the Tomorrow’s Children’s Institute for Cancer and Blood Disorders, Chief of Pediatric Hematology-Oncology at the Hackensack University Medical Center and Professor of Pediatrics at the UMDNJ-New Jersey Medical School. Additionally, Dr. Harris is a member of the National Cancer Institute’s Special Review Committee where he is responsible for the review of Community Clinical Oncology Programs, and Associate Editor for Pediatric Oncology for the scientific journal Cancer Investigation. Dr. Harris previously served as Chief of Pediatric Hematology-Oncology at The Mt. Sinai Medical Center in New York City.

     Dr. James D’Olimpio is Director of the North Shore University Hospital’s Supportive Oncology and Palliative Care Service and is also Associate Professor of Medical Oncology at New York University’s School of Medicine. His research has focused on improving the quality of life of cancer patients, especially by reversing the wasting process (cachexia) associated with cancer, and in cancer treatment related fatigue syndrome. In February 2005, Dr. D’Olimpio became an investigator in a clinical trial being conducted at North Shore University Hospital in Manhasset, New York. During 2003 and 2002, we paid Dr. D’Olimpio $7,500 and $18,000 for consulting services to us. We also retained Dr. D’Olimpio as our “spokesperson at large.” In this capacity, Dr. D’Olimpio was paid on an hourly basis to provide such services as requested, including representing us at industry-wide and scientific conferences. Dr. D’Olimpio billed us and was paid $15,158 for these services during 2004.

     Dr. Sidney Pestka, a recipient of the National Medal of Technology for 2001, is currently Professor and Chairman of the Department of Molecular Genetics, Microbiology and Immunology at New Jersey’s Robert Wood Johnson Medical School of the University of Medicine and Dentistry. Previously he was Associate Director of the Roche Institute of Molecular Biology. His work in the development of interferons, which are used clinically for treating a range of diseases, including hepatitis B, multiple sclerosis and hairy cell leukemia, is the basis of several U.S. and more than 100 foreign patents. Dr. Pestka was inducted into the New Jersey Inventor’s Hall of Fame in 1993. He has also received the Selman Waksman Award in Microbiology and the Milstein Award from the International Society for Interferon and Cytokine Research. He has served on the National Cancer Institute’s Breast Cancer Task Force, the Basic Pharmacology Advisory Committee of the Pharmaceutical Manufacturers Association Foundation and is secretary, and former President, of the International Society of Interferon Research. Dr. Pestka received his undergraduate degree in chemistry from Princeton University in 1957 and his medical degree from the University of Pennsylvania School of Medicine in 1961. Over the past 30 years, he has published several books and written more than 400 research articles for prestigious peer-reviewed scientific journals.

     In October 2004, Dr. Howard Young resigned from the Scientific Advisory Board and forfeited options to purchase 250,000 shares of our common stock at an exercise price of $0.18 per share, which were previously granted in December 2003. Dr. Young informed us that the reason for his resignation was due to recently adopted guidelines of The National Institute of Health which prohibit NIH employees from accepting consulting fees or stock options from biomedical companies.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION TO DIRECTORS

     We currently do not pay directors cash fees for their attendance at meetings of the board of directors or committees. We may revisit this position in the future. Directors are reimbursed for their out-of-pocket expenses incurred in connection with their attendance at meetings as well as granted stock options for their service on the Board and its committees.

COMPENSATION TO EXECUTIVE OFFICERS

     The following table summarizes all compensation awarded to, earned by or paid to (a) our Chief Executive Officer and (b) our other executive officers whose total salary and bonus exceeded $100,000 (together, the “Named Executive Officers”) for services rendered in all capacities to us during the years indicated.

SUMMARY COMPENSATION TABLE

						LONG TERM
			ANNUAL COMPENSATION			COMPENSATION
					Other Annual	Securities		ALL OTHER
					Compensation	Underlying		COMPENSATION
Name and Principal Position	Year	Salary ($)	Bonus ($)		($) (1, 2)	Options/SARs (#)		($) (4)
Elma Hawkins, President and Chief Executive	2004	$300,278	$225,000	(5)	$22,214	40,000,000	(3)(c)	n/a
Officer since February 2004;	2003	n/a	n/a		n/a	375,000	(6)	n/a
	2002	n/a	n/a		n/a	n/a		n/a

Eli Wilner, Chairman and Secretary, May 2002 to	2004	—	—		n/a	5,000,000	(3)(a)	n/a
Present, President, Chief Executive Officer from	2003	n/a	n/a		n/a	19,750,000	(3)(b)	n/a
August 2003 to February 2004	2002	n/a	n/a		n/a	n/a		n/a

Shalom Z. Hirschman, MD, Chief Scientist,	2004	$361,000	$50,000		$29,588	—		$4,545
August 2003 to December 31, 2004, Chairman	2003	$361,000	—		$27,843	—		$15,410
December 2001 to May 2002, President, Chief Executive Officer and Chief Scientist from October 1996 to August 2003, and consultant from May 24, 1995 until October 1996	2002	$361,000	$25,000		$26,800	—		$17,865

Alan V. Gallantar, Chief Financial Officer from	2004	$66,923	—		$1,750	—		—
October 1999 to April 2004; Treasurer from	2003	$200,000	—		$6,000	—		—
December 2001 to April 2004	2002	$223,000	$22,500		$6,000	—		—

(1)	Other Annual Compensation for Dr. Hawkins includes medical insurance premiums paid by Advanced Viral on her behalf, and the aggregate incremental cost to Advanced Viral of Dr. Hawkins’ travel expenses.

(2)	Other Annual Compensation for Dr. Hirschman included medical insurance premiums paid by Advanced Viral on his behalf, and aggregate incremental cost to Advanced Viral of Dr. Hirschman’s automobile lease, gas, oil, repairs and maintenance. Other Annual Compensation for Mr. Gallantar includes an automobile allowance of $500 per month. Mr. Gallantar resigned in April 2004.

(3)	Includes (a) options granted in February 2004 to purchase 5,000,000 shares at an exercise price of $0.15 per share for a period of five years from the exercise date; (b) options granted in August and December 2003 to purchase an aggregate of 19,750,000 at exercise prices ranging from $0.52 to $0.18 per share over a period of 10 years from the grant date; and (c) options granted in February 2004 to purchase 40,000,000 shares at exercise prices ranging from $0.12 to $0.16 per share over a period of five years from the exercise date. No stock appreciation rights were granted with any options.

(4)	Represents the dollar value of insurance premiums paid by or on behalf of Advanced Viral with respect to term life insurance for the benefit of the Named Executive Officers.

(5)	Represents a signing bonus of $50,000 paid to Dr. Hawkins upon the commencement of her employment in February 2004 and a bonus of $175,000 paid in February 2005.

(6)	Dr. Hawkins was granted these options in connection with her serving as a member of our Board of Directors prior to becoming our President and CEO.

STOCK OPTIONS

     The following table provides information concerning grants of stock options made during 2004 to each of our Named Executive Officers. The percentage of total options granted to our employees in 2004 is based on an aggregate of 47,500,000 shares underlying options granted to all employees. We have never granted any stock appreciation rights.

     The exercisability of the options issued vests with respect to the shares underlying the option in 60 equal monthly installments. Each option has a maximum term of five years from the applicable exercise date, subject to earlier termination if the optionee’s services are terminated.

     The amounts shown in the table as potential realizable value represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These amounts represent assumed rates of appreciation in the value of our common stock from the fair market value on the date of grant. The 5% and 10% assumed compounded annual rates of stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent our estimate or projection of the future price of our common stock. Actual gains, if any, on stock option exercises depend on the future performance of our common stock.

OPTION GRANTS IN 2004

	Individual Grants
	Number of	% of Total					Potential Realizable
	Securities	Options			Market		Value at Assumed
	Underlying	Granted to			Price		Annual Rates of Stock
	Options	Employees	Exercise		Per Share		Price Appreciation for
	Granted	in Fiscal	Price Per		On Grant	Expiration	Option Term
Name and Principal Position	(#)	Year (%)	Share ($)		Date ($)	Date	5%	10%
Elma Hawkins, President and Chief Executive Officer since February 2004	40,000,000	84.2%	$0.12 - $0.16(1	) (2)	$0.157	5 yrs from exercise date	$2,439,164	$4,537,940
Eli Wilner, Chairman and Secretary, May 2002 to Present, President, Chief Executive Officer from August 2003 to February 2004	5,000,000	10.5%	$0.15	(1)	$0.157	5 yrs from exercise date	$251,896	$514,243

(1)	Subject to the continued employment of the executive, these options vest and become exercisable in equal monthly increments over 60 months (5 years).

(2)	The exercise prices for each group of 8,000,000 options vesting during years 1, 2, 3, 4 and 5 are $0.120, $0.129, $0.139, $0.149 and $0.160, respectively. Upon the termination of optionee’s employment for reasons other than by Advanced Viral for cause; or due to optionee’s voluntary unilateral decision to terminate employment without cause, including without limitation, the death or disability of optionee, the options shall immediately become exercisable for that number of shares equal to the number of shares which would have been subject to exercise by optionee during the then current term of the employment agreement (without giving effect to any extensions thereof).

AGGREGATE OPTION EXERCISES IN 2004 AND OPTION VALUES AT DECEMBER 31, 2004

     The following table sets forth certain summary information concerning exercised and unexercised options to purchase our common stock as of December 31, 2004 held by the Named Executive Officers. No options were exercised during the year ended December 31, 2004 by the Named Executive Officers.

OPTION VALUES AT DECEMBER 31, 2004

			Number of Securities	Value of Unexercised In-the-
	Shares		Underlying Unexercised	Money Options at
	Acquired on	Value	Options at Fiscal Year-End	Fiscal Year-End
Name	Exercise (#)	Realized (1)	Exercisable/Unexercisable	Exercisable/Unexercisable (2)
Eli Wilner	0	N/A	24,600,000 / 4,000,000	$1,510,050 / $0	(3)

Elma Hawkins	0	N/A	9,975,000 / 30,400,000	$196,800 / $107,200	(4)

Shalom Z. Hirschman, M.D.	0	N/A	39,100,000 / 0	$0 / $0	(5)

Alan V. Gallantar	0	N/A	4,547,880 / 0	$0 / $0	(6)

(1)	Based on the difference between the average of the high and low bid prices per share of the common stock as reported by the Bulletin Board on the date of exercise, and the exercise or base price.

(2)	Based on the difference between the average of the closing bid and ask price per share of the common stock as reported by the Bulletin Board on December 31, 2004, and the exercise or base price of in-the-money stock options.

(3)	As of December 31, 2004, Mr. Wilner held options to purchase an aggregate of 31,550,000 shares of our common stock at exercise prices ranging from $0.052 to $0.18 per share, of which 24,600,000 were exercisable as of December 31, 2004.

(4)	As of December 31, 2004, Dr. Hawkins held options to purchase an aggregate of 40,375,000 shares at exercise prices ranging from $0.12 to $0.18 per share, of which 9,041,667 were exercisable at December 31, 2004.

(5)	As of December 31, 2004, Dr. Hirschman held options to purchase an aggregate of 39,100,000 shares of our common stock at exercise prices ranging from $0.18 to $0.36 per share, all of which are currently exercisable.

(6)	Mr. Gallantar resigned from his position as CFO and Treasurer of Advanced Viral Research Corp. in April 2004. As of December 31, 2004, Mr. Gallantar held options to purchase 4,547,880 shares of common stock at $0.24255 per share, all of which were exercisable as of such date.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Hawkins Employment Agreement

     Pursuant to an Employment Agreement dated February 10, 2004, we retained Elma S. Hawkins, PhD, MBA as our President and Chief Executive Officer commencing February 18, 2004 until February 2006 unless terminated earlier as provided in the agreement. The initial term may be extended for successive one (1) year periods unless either party gives the other thirty (30) days prior written notice of its intent not to renew prior to the expiration of the then current term. Dr. Hawkins receives a base salary of $350,000 per year, and is eligible to receive an annual cash bonus of up to 50% of her then base salary based on certain performance objectives in the sole discretion of the Board of Directors. In addition, we paid Dr. Hawkins a signing bonus of $50,000. The agreement also entitles Dr. Hawkins and her dependents to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other executives of Advanced Viral and their families. The agreement further provides that:

•	We shall pay the dues of such professional associations and societies of which Dr. Hawkins is a member in furtherance of her duties.

•	We shall reimburse Dr. Hawkins for reasonable expenses relating to professional licenses, entertainment, travel, and similar items in accordance with the policies, practices and procedures of Advanced Viral.

•	We shall furnish Employee with an automobile and pay all expenses related to such automobile for

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

     Pursuant to the agreement, Dr. Hawkins received an option to purchase 40 million shares of our common stock through February 2009. The option vests in increments of 666,667 on a monthly basis, and is exercisable at four different prices, as follows: (i) $0.12 for the first 8 million option shares; (ii) $0.129 for the next 8 million option shares; (iii) $0.139 for the next 8 million option shares and (iv) $0.160 for the last 8 million option shares. If Dr. Hawkins is terminated for cause or if she voluntarily resigns without cause, the option shall expire for all option shares which have as of such date not become exercisable but shall survive with respect to option shares that have become exercisable as of such date, (the “Surviving Options”), provided, however, she shall have 90 days to exercise the Surviving Options. Upon the termination of her employment for reasons other than by for cause; or due to her voluntary unilateral decision to terminate her employment without cause, including her death or disability, the option shall immediately become exercisable for that number of option shares equal to the number of option shares which would have been subject to exercise by Dr. Hawkins during the then current term of the agreement (without giving effect to any extensions thereof).

HIRSCHMAN EMPLOYMENT AGREEMENT

     On August 27, 2003, Shalom Z. Hirschman, M.D. resigned as an officer and director of Advanced Viral upon the terms and conditions of a Third Amended and Restated Employment Agreement dated August 27, 2003 (the “Employment Agreement”). The resignation of Dr. Hirschman was not due to any disagreement with Advanced Viral on any matter relating to Advanced Viral’s operations, policies or practices. Pursuant to the terms of the Employment Agreement, we employed Dr. Hirschman on a full business time basis as our as our Chief Scientist. The agreement expired by its terms on December 31, 2004 and was not renewed.

ADVANCED VIRAL RESEARCH CORP. CASH OR DEFERRED PLAN AND TRUST (401(k))

Advanced Viral has a 401(k) plan that allows eligible employees to contribute up to 20% of their salary, subject to annual limits.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information known to us with respect to beneficial ownership of the Common Stock as of March 28, 2005, by (i) each stockholder known to us to be the beneficial owner of more than 5% of our common stock, (ii) each director, (iii) each of the executive officers named in the Summary Compensation Table set forth under “Item 11: Executive Compensation — Summary of Compensation” and (iv) all executive officers and directors as a group. Except as otherwise indicated, each person listed below has sole voting and investment power with respect to such common shares.

	Number of Shares	Percent
Name of Beneficial Owner	Beneficially Owned	Beneficially Owned (1)
Elma S. Hawkins, Ph.D., MBA (2)	10,425,000	1.5%
Eli Wilner (3)(4)	28,234,000	3.9%
Charles H. Moore (4)	450,000	*
Nancy J. Van Sant (4)	6,387,500	*
Roy Walzer (4)	8,453,800	1.2%
Alan V. Gallantar (6)	4,547,880	*

Shalom Z. Hirschman, M.D. (7)	39,100,000	5.3%
William Bregman (8)	37,042,403	5.3%
James F. Dicke II (9)	82,115,086	11.7%
James F. Dicke III (10)	66,275,700	9.4%

All officers & directors as a group (5 persons)	53,950,300	7.2%

* Less than 1%

(1)	The applicable percentage ownership is based on 696,487,734 shares outstanding as of March 28, 2005, together with securities which may be acquired within 60 days from such date pursuant to exercisable or convertible securities or contracts to purchase securities.

(2)	Includes 10,375,000 shares that may be acquired pursuant to currently exercisable stock options. Dr. Hawkins is our President, CEO and a director of Advanced Viral.

(3)	Includes (i) 750,000 shares issuable pursuant to currently exercisable outstanding warrants; (ii) 25,275,000 shares that may be acquired pursuant to currently exercisable stock options; (iii) 580,000 shares beneficially owned by his wife Barbara Ann Brennan; (iv) 80,000 shares beneficially owned by his step-daughter Celia Conaway; (v) 16,900 shares beneficially owned by his father, Abraham Wilner, and (vi) 17,000 shares owned by his mother, Zelotta Wilner. Mr. Wilner is the Secretary and Chairman of the Board of Directors of Advanced Viral Research Corp., and was the President and Chief Executive Officer of Advanced Viral Research Corp. from August 2003 until February 18, 2004.

(4)	Represents shares that may be acquired pursuant to currently exercisable stock options. The persons listed are directors of Advanced Viral Research Corp.

(6)	Represents shares that may be acquired pursuant to currently exercisable stock options. Mr. Gallantar resigned from his position as CFO and Treasurer of Advanced Viral Research Corp. in April 2004.

(7)	Represents 39,100,000 shares that may be acquired pursuant to currently exercisable options to purchase common stock.

(8)	Includes (i) 20,299,029 shares held in a trust for which Mr. Bregman is the sole trustee and sole beneficiary; (ii) 50,000 shares owned by Carol Bregman, his daughter; (iii) 50,000 shares owned by Janet Berlin, his daughter; (iv) 50,000 shares owned by David Berlin, his son-in-law; (v) 265,000 shares beneficially owned by Forest Berlin, his grandson; and (vi) 215,000 shares beneficially owned by Jessica Berlin, his granddaughter.

(9)	Includes (i) 9,375,000 shares issuable pursuant to currently exercisable outstanding warrants; and (ii) 700,000 shares that may be acquired pursuant to currently exercisable stock options. Mr. Dicke II disclaims beneficial ownership of stock owned by his son, James F. Dicke III. Mr. Dicke II is a former Director of Advanced Viral Research Corp.

(10)	Includes 7,500,000 shares issuable pursuant to currently exercisable outstanding warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In February 2004, we entered into an agreement with James Dicke II and James Dicke III. James Dicke II is a former member of our Board of Directors. In this February 2004 financing arrangement, for an aggregate purchase price of $12 million, we agreed to sell an aggregate of (i) 120 million shares of our common stock; and (ii) warrants to purchase 15 million shares of our common stock through February 2, 2007 at an exercise price of $0.20 per share: 3,750,000 of the warrants are exercisable from February 5, 2004 through February 2, 2007; 3,750,000 of the warrants are exercisable from May 5, 2004 through February 2, 2007; 3,750,000 of the warrants are exercisable from August 4, 2004 through February 2, 2007; and 3,750,000 of the warrants are exercisable from November 3, 2004 through February 2, 2007. The funding took place in four equal stages of $3 million each, once every 90 days on February 5, May 5, August 4 and November 3, 2004.

DESCRIPTION OF SECURITIES

     Our Certificate of Incorporation authorizes us to issue 1,000,000,000 shares of common stock, par value $0.00001 per share. As of March 28, 2005, there were outstanding 696,487,734 shares of common stock, all of which are fully paid for and non-assessable. The holders of common stock (i) have equal ratable rights to dividends from funds legally available therefore, when, as and if declared by our board of directors; (ii) are entitled to share ratable in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs; (iii) do not have preemptive, subscription, or conversion rights and there are no redemption or sinking fund provisions applicable thereto; and (iv) are entitled to one noncumulative vote per share on all matters which stockholders may vote on at all meetings of stockholders.

TRANSFER AGENT

     The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, located in Brooklyn, New York. The transfer agent’s phone number is 718-921-8200.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

     As permitted by the Delaware General Corporation Law (“DGCL”), we have included in Article 9 of our Certificate of Incorporation the following with respect to indemnification of directors and officers:

“The Corporation shall, to the fullest extent permitted by Section 145 of the General Corporation Law of the State of Delaware, as the same may be amended and supplemented, indemnify any and all persons whom it shall have power to indemnify under said section from and against any and all of the expenses, liabilities or other matters referred to in or covered by said section, and the indemnification provided for herein shall not be deemed exclusive of any other rights to which those indemnified may be entitled under any By-law, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person, who has ceased to be director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.”

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

“A director of the Corporation shall not be personally liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director’s duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of laws, (iii) under Section 174 of the DGCL, or (iv) for any transaction from which the director derived an improper personal benefit.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Rachlin Cohen & Holtz LLP, independent certified public accountants, are the principal independent accountants of Advanced Viral and its subsidiaries. Advanced Viral’s auditors are retained solely to provide audit and audit-related services and advice with respect to tax matters, and have never provided any other type of non-audit services to Advanced Viral or its subsidiaries.

     Audit Fees. Rachlin Cohen & Holtz LLP billed Advanced Viral $81,000, $82,000 and $75,000 in 2004, 2003 and 2002, respectively, for the following audit services: (i) audit of the annual consolidated financial statements of Advanced Viral for the fiscal years ended December 31, 2004, 2003 and 2002; (ii) review of the interim financial statements of Advanced Viral included in quarterly reports on Form 10-Q and quarterly reports to shareholders for the periods ended March 31, June 30 and September 30, 2004, 2003 and 2002; (iii) the provision of consent letters; and (iv) review and advice in respect of accounting matters in connection with registration statement and prospectus filings of Advanced Viral and related public offerings by Advanced Viral of its equity securities.

     Audit-Related Fees. No audit-related services were provided by Rachlin Cohen & Holtz LLP to Advanced Viral during 2004, 2003 and 2002.

     Tax Fees. Rachlin Cohen & Holtz LLP billed Advanced Viral $5,000, $6,000 and $6,000 in 2004, 2003 and 2002, respectively, for the following tax services: (i) tax compliance; (ii) tax planning; and (iii) tax advice, including preparation of United States and state related tax filings.

     All Other Fees. No other services were provided by Rachlin Cohen & Holtz LLP to Advanced Viral during 2004, 2003 and 2002.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements. The following consolidated financial statements are included in Part II, Item 8:

(a)(2)	Financial Statements Schedules. No schedules have been submitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(a)(3)	Exhibits. The Exhibits listed below are filed or incorporated by reference as part of this report.

Exhibit	Description
3.1	Certificate of Incorporation of the Registrant. (2)

3.2	Bylaws of the Registrant, as amended. (1)

3.3	Amendment to Certificate of Incorporation of the Registrant. (2)

4.1	Specimen Certificate of Common Stock. (1)

4.2	Specimen Warrant Certificate. (1)

4.3	Warrant Agreement between the Registrant and American Stock Transfer and Trust Company. (1)

4.4	Forms of Common Stock Options and Agreements granted by the Registrant to TRM Management Corp. (5)

4.5	Form of Common Stock Option and Agreement granted by the Registrant to Plata Partners Limited Partnership. (12)

4.6	Consulting Agreement, dated September 11, 1992, and Form of Common Stock granted by the Registrant to Leonard Cohen. (6)

4.7	Addendum to Agreement granted by the Registrant to Shalom Z. Hirschman, MD dated March 24, 1996. (10)

4.8	Securities Purchase Agreement dated November 16, 1998 by and between the Registrant and RBB Bank AG. (11)(o)

4.9	7% Convertible Debenture dated November 16, 1998. (11)(o)

4.10	Warrant dated November 16, 1998 to purchase 375,000 shares of common stock at $0.20 per share. (11)(o)

4.11	Warrant dated November 16, 1998 to purchase 375,000 shares of common stock at $0.24 per share. (11)(o)

4.12	Securities Purchase Agreement dated December 22, 1998 by and between the Registrant and various purchasers. (15)

4.13	Form of Warrant dated December 22, 1998 to purchase shares of common stock of the Registrant at $0.2040 per share. (15)

4.14	Form of Warrant dated December 22, 1998 to purchase shares of common stock of the Registrant at $0.2448 per share. (15)

4.15	Securities Purchase Agreement dated June 23, 1999 by and between the Registrant and various purchasers. (15)

4.16	Form of Warrant dated June 23, 1999 to purchase shares of common stock of the Registrant at $0.324 per share. (15)

4.17	Form of Warrant dated June 23, 1999 to purchase shares of common stock of the Registrant at $0.378 per share. (15)

4.18	Securities Purchase Agreement dated August 3, 1999 by and between the Registrant and Focus Investors, LLC. (15)

4.19	Form of 7% Convertible Debenture dated August 3, 1999. (15)

Exhibit	Description
4.20	Form of Warrant dated August 3, 1999 to purchase 50,000 shares of common stock at $0.2461 per share. (15)

4.21	Securities Purchase Agreement dated December 28, 1999 between the Registrant and Endeavour Capital Fund S.A. (16)

4.22	Form of 7% Convertible Debenture dated December 28, 1999. (16)

4.23	Form of Warrant dated December 28, 1999 to purchase shares of common stock at $0.19916667 per share. (16)

4.24	Form of Warrant dated February 7, 2000 to purchase shares of common stock at $0.21 per share. (17)

4.25	Form of Warrant dated February 7, 2000 to purchase shares of common stock at $0.26 per share. (17)

4.26	Form of Warrant dated February 16, 2000 to purchase shares of common stock at $0.275 per share. (17)

4.27	Form of Warrant dated February 16, 2000 to purchase shares of common stock at $0.33 per share. (17)

4.28	Form of Class A Warrant dated September 18, 2000 to purchase 5 million shares of common stock. (19)

4.29	Form of Class B Warrant dated September 18, 2000 to purchase 5 million shares of common stock. (19)

4.30	Form of Class A Warrant dated February 9, 2001 to purchase 5 million shares of common stock. (21)

4.31	Form of Class B Warrant dated February 9, 2001 to purchase 5 million shares of common stock. (21)

4.32	Promissory Note and Guaranty in favor of Alan V. Gallantar dated November 29, 2001 by the Registrant. (11)(p)

4.33	Form of Warrant dated September 9, 2002 between the Registrant and various investors. 11(q)

4.34	5% Convertible Debenture dated April 28, 2003. (27)

4.35	Warrant dated April 28, 2003 to purchase 15 million shares of common stock at an exercise price of $0.091 per share. (27)

4.36	5% Convertible Debenture dated July 18, 2003. (28)

4.37	Warrant dated February 3, 2003 to purchase 7,500,000 shares of common stock at an exercise price of $0.20 per share granted to James F. Dicke II. (11s)

4.38	Warrant dated February 3, 2003 to purchase 7,500,000 shares of common stock at an exercise price of $0.20 per share granted to James F. Dicke III. (11s)

4.39	Form of Warrant dated February 9, 2004 to purchase shares of common stock at an exercise price of $0.16 per share granted to certain affiliates of DCT. (28)

4.40	Stock Option Agreement dated February 10, 2004 to purchase 40 million shares of common stock granted to Elma S. Hawkins. (28)

10.1	Declaration of Trust by Bernard Friedland and William Bregman in favor of the Registrant dated November 16, 1987. (12)

10.2	Clinical Trials Agreement, dated September 19, 1990, between Clinique Medical Actuel and the Registrant. (3)

10.3	Letter, dated March 15, 1991 to the Registrant from Health Protection Branch. (3)

10.4	Agreement dated August 20, 1991 between TRM Management Corp. and the Registrant. (11)(a)

10.5	Lease dated December 18, 1991 between Bayview Associates, Inc. and the Registrant. (4)

10.6	Lease Agreement, dated February 16, 1993 between Stortford Brickell Inc. and the Registrant. (7)

10.7	Consulting Agreement dated February 28, 1993 between Leonard Cohen and the Registrant. (8)

10.8	Medical Advisor Agreement, dated as of September 14, 1993, between Lionel Resnick, MD and the Registrant. (11)(b)

10.9	Agreement, dated November 9, 1993, between Dormer Laboratories Inc. and the Registrant. (12)

10.10	Exclusive Distribution Agreement, dated April 25, 1994, between C.U.R.E. Pharmaceutical Corp. and the Registrant. (11)(c)

Exhibit	Description
10.11	Exclusive Distribution Agreement, dated as of June 1, 1994, between C.U.R.E. Pharmaceutica Central Americas Ltd. and the Registrant. (11)(d)

10.12	Exclusive Distribution Agreement dated as of June 17, 1994 between DCT S.R.L. and the Registrant, as amended. (11)(e)

10.13	Contract, dated as of October 25, 1994 between Commonwealth Pharmaceuticals of the Channel Islands and the Registrant. (11)(f)

10.14	Agreement dated May 24, 1995 between the Registrant and Deborah Silver. (9)

10.15	Agreement dated May 29, 1995 between the Registrant and Shalom Z. Hirschman, MD. (9)

10.16	Exclusive Distribution Agreement, dated as of June 2, 1995, between AVIX International Pharmaceutical Corp. and the Registrant. (12)

10.17	Supplement to Exclusive Distribution Agreement, dated November 2, 1995 with Commonwealth Pharmaceuticals. (12)

10.18	Exclusive Distributorship & Limited License Agreement, dated December 28, 1995, between AVIX International Pharmaceutical Corp., Beijing Unistone Pharmaceutical Co., Ltd. and the Registrant. (11)(g)

10.19	Modification Agreement, dated December 28, 1995, between AVIX International Pharmaceutical Corp. and the Registrant. (11)(g)

10.20	Agreement dated April 1, 1996, between DCT S.R.L. and the Registrant. (11)(h)

10.21	Addendum, dated as of March 24, 1996, to Consulting Agreement between the Registrant and Shalom Z. Hirschman, MD. (10)

10.22	Addendum to Agreement, dated July 11, 1996, between AVIX International Pharmaceutical Corp. and the Registrant. (11)(i)

10.23	Employment Agreement, dated October 17, 1996, between the Registrant and Shalom Z. Hirschman, MD. (11)(j)

10.24	Lease, dated February 7, 1997 between Robert Martin Company, LLC and the Registrant. (12)

10.25	Copy of Purchase and Sale Agreement, dated February 21, 1997 between the Registrant and Interfi Capital Group. (11)(k)

10.26	Material Transfer Agreement-Cooperative Research And Development Agreement, dated March 13, 1997, between National Institute of Health, Food and Drug Administration and the Centers for Disease Control and Prevention. (11)(l)

10.27	Copy of Purchase and Sale Agreement, dated September 26, 1997 between the Registrant and RBB Bank AG. (11)(m)

10.28	Copy of Extension to Materials Transfer Agreement-Cooperative Research and Development Agreement, dated March 4, 1998, between National Institute of Health, Food and Drug Administration and the Centers for Disease Control and Prevention. (13)

10.29	Amended and Restated Employment Agreement dated July 8, 1998 between the Registrant and Shalom Z. Hirschman, MD. (11)(n)

10.30	Agreement between the Registrant and Angelo Chinnici, MD dated July 1, 1999. (14)

10.31	Consulting Agreement between the Registrant and GloboMax LLC dated January 18, 1999. (15)

10.32	Registration Rights Agreement dated August 3, 1999 between the Registrant Research and Focus Investors LLC. (15)

10.33	Employment Agreement dated October 1, 1999 between the Registrant and Alan V. Gallantar. (15)

10.34	Registration Rights Agreement dated December 28, 1999 between the Registrant and Endeavour Capital Fund, S.A. (16)

10.35	Consulting Agreement dated February 7, 2000 between the Registrant and Harbor View Group, Inc. (17)

10.36	Securities Purchase Agreement dated February 16, 2000 between the Registrant and Harbor View Group, Inc. (17)

10.37	Letter Agreement dated November 16, 1999 between the Registrant and Bratskeir & Company. (18)

Exhibit	Description
10.38	Amended and Restated Employment Agreement dated May 12, 2000 between the Registrant and Shalom Z. Hirschman, MD. (18)

10.39	Equity Line of Credit Agreement dated as of September 18, 2000 between the Registrant and Spinneret Financial Systems, Inc. (19)

10.40	Registration Rights Agreement dated as of September 18, 2000 between the Registrant and Spinneret Financial Systems, Inc. (19)

10.41	Registration Rights Agreement dated as of September 18, 2000 between the Registrant and May Davis Group, Inc. (19)

10.42	Placement Agent Agreement dated September 18, 2000 between the Registrant and May Davis Group, Inc. (19)

10.43	Assignment and Assumption Agreement dated December 12, 2000 between Spinneret Financial Systems, Inc. and GMF Holdings Inc. (20)

10.44	Agreement to Waive Assignment Rights dated December 12, 2000 by GMF Holdings Inc. (20)

10.45	Termination Agreement dated January 22, 2001 between GMF Holdings, Inc., May Davis Group, Inc. and the Registrant. (21)

10.46	Equity Line of Credit Agreement dated as of February 9, 2001 between the Registrant and Cornell Capital Partners, LP. (21)

10.47	Registration Rights Agreement dated as of February 9, 2001 between the Registrant and Cornell Capital Partners, LP. (21)

10.48	Registration Rights Agreement dated as of February 9, 2001 between the Registrant and May Davis Group, Inc. (21)

10.49	Placement Agent Agreement dated February 9, 2001 between the Registrant and May Davis Group, Inc. (21)

10.50	Agreement dated as of April 2, 2001 between the Registrant and Selikoff Center of Ra’Anana, Israel. (22)

10.51	Agreement dated as of January 29, 2001 between the Registrant and The Weizmann Institute of Science and Yeda. (22)

10.52	Securities Purchase Agreement dated November 8, 2000 by and between the Registrant and various investors. (23)

10.53	Securities Purchase Agreement dated July 27, 2001 by and between the Registrant and various investors. (23)

10.54	Severance Agreement dated November 29, 2001 by and between the Registrant and William Bregman. (11)(p)

10.55	Severance Agreement dated November 29, 2001 by and between the Registrant and Bernard Friedland. (11)(p)

10.56	Severance Agreement dated November 29, 2001 by and between the Registrant and Louis Silver. (11)(p)

10.57	Settlement Agreement dated March 20, 2002 by and among the Registrant, Immune Modulation Maximum Corporation, Commonwealth Pharmaceuticals, Ltd, and Charles E. Miller. (24)

10.58	Termination Agreement dated May 30, 2002 between the Registrant and Harbor View Group, Inc. (25)

10.59	Securities Purchase Agreement dated May 30, 2002 between the Registrant and O. Frank Rushing and Justine Simoni, as joint tenants. (25)

10.60	Securities Purchase Agreement dated July 3, 2002 between the Registrant and James F. Dicke III. (25)

10.61	Securities Purchase Agreement dated July 15, 2002 between the Registrant and Peter Lunder. (25)

10.62	Securities Purchase Agreement dated September 9, 2002 between the Registrant and various investors. 11(q)

10.63	Registration Rights Agreement dated September 9, 2002 between the Registrant and various investors. 11(q)

10.66	Agreement dated May 1, 2002 (effective September 2002) between Advanced Viral Research Corp. and EnviroGene LLC. (26)

10.64	Agreement dated October 8, 2002 between Advanced Viral Research Corp. and Quintiles Israel Ltd. (26)

10.65	Securities Purchase Agreement dated as of April 28, 2003 between the Registrant and Cornell Capital Partners, LP. (27)

10.66	Registration Rights Agreement dated as of April 28, 2003 between the Registrant and Cornell Capital Partners, LP. (27)

10.67	Equity Line of Credit Agreement dated as of April 28, 2003 between the Registrant and Cornell Capital Partners, LP. (27)

Exhibit	Description
10.68	Registration Rights Agreement dated as of April 28, 2003 between the Registrant and Cornell Capital Partners, LP. (27)

10.69	Consulting Agreement dated April 22, 2003 between Registrant and Robert Nowinski, Ph.D. (28)

10.70	Securities Purchase Agreement dated as of July 18, 2003 between the Registrant and Cornell Capital Partners, LP. (28)

10.71	Investor Registration Rights Agreement dated as of July 18, 2003 between the Registrant and Cornell Capital Partners, LP. (28)

10.72	Escrow Agreement dated July 18, 2003, between Registrant and Butler Gonzalez, LLP. (28)

10.73	Security agreement dated July 18, 2003 between Registrant and Cornell Capital Partners, L.P. (28)

10.74	Placement Agent Agreement dated April 28, 2003, between Registrant and Katalyst Securities LLC. (28)

10.75	Third Amended and Restated Employment Agreement dated August 27, 2003 between Registrant And Shalom Z. Hirschman, M.D. (11r)

10.76	First Supplementary Agreement dated July 8, 2002 by and between Registrant and Yeda Research And Development Company Limited. (28)

10.77	Agreement dated November 19, 2002 by and between Registrant and Kaplan Medical Center. (28)

10.78	Securities Purchase Agreement dated as of February 3, 2003 between the Registrant, James F. Dicke II and James F. Dicke III. (11s)

10.79	Registration Rights Agreement dated as of February 3, 2003 between the Registrant, James F. Dicke II and James F. Dicke III. (11s)

10.80	Termination and Release Agreement dated as of February 9, 2004 between the Registrant, DCT and certain affiliates of DCT. (28)

10.81	Employment Agreement dated as of February 10, 2004 between the Registrant and Elma S. Hawkins. (28)

14.1	Code of Business Conduct and Ethics of the Registrant. *

21.1	Subsidiaries of Registrant: Advance Viral Research Ltd., a Bahamian corporation.

31.1	Section 302 Certification of the Chief Executive Officer.*
31.2	Section 302 Certification of the Chief Financial Officer.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

FOOTNOTES
*	Filed herewith.

**	Furnished herewith.

(1)	Documents incorporated by reference herein to certain exhibits our registration statement on Form S-1, as amended, File No. 33-33895, filed with the Securities and Exchange Commission on March 19, 1990.

(2)	Documents incorporated by reference herein to certain exhibits to our registration statement on Form S-18, File No. 33-2262-A, filed with the Securities and Exchange Commission on February 12, 1989.

(3)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

(4)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for period ended March 31, 1991.

(5)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(6)	Documents incorporated by reference herein to certain exhibits to our Quarterly Report on Form 10-Q for the period ended September 30, 1992.

(7)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

(8)	Documents incorporated by reference herein to certain exhibits to our Quarterly Report on Form 10-QSB for the period ended March 31, 1993.

(9)	Documents incorporated by reference herein to certain exhibits to our Quarterly Report on Form 10-QSB for the period ended June 30, 1995.

(10)	Documents incorporated by reference herein to certain exhibits to our Quarterly Report on Form 10-QSB for the period ended March 31, 1996.

(11)	Incorporated by reference herein to our Current Reports on Form 8-K and exhibits thereto as follows:

(a)	A report on Form 8-K dated January 3, 1992.

(b)	A report on Form 8-K dated September 14, 1993.

(c)	A report on Form 8-K dated April 25, 1994.

(d)	A report on Form 8-K dated June 3, 1994.

(e)	A report on Form 8-K dated June 17, 1994.

(f)	A report on Form 8-K dated October 25, 1994.

(g)	A report on Form 8-K dated December 28, 1995.

(h)	A report on Form 8-K dated April 22, 1996.

(i)	A report on Form 8-K dated July 12, 1996.

(j)	A report on Form 8-K dated October 17, 1996.

(k)	A report on Form 8-K dated February 21, 1997.

(l)	A report on Form 8-K dated March 25, 1997.

(m)	A report on Form 8-K dated September 26, 1997.

(n)	A report on Form 8-K dated July 21, 1998.

(o)	A report on Form 8-K dated November 24, 1998.

(p)	A report on Form 8-K dated December 3, 2001.

(q)	A report on Form 8-K dated September 10, 2002.

(r)	A report on Form 8-K dated August 27, 2003.

(s)	A report on Form 8-K dated February 4, 2004.

(12)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

(13)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

(14)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(15)	Documents incorporated by reference herein to certain exhibits to our registration statement on Form S-1, as amended, File No. 33-70523, filed with the Securities and Exchange Commission on January 13, 1999, and Amendment No. 5 thereto, declared effective on December 15, 1999.

(16)	Documents incorporated by reference herein to certain exhibits to our registration statement on Form S-1, as amended, File No. 333-94529, filed with the Securities and Exchange Commission on January 12, 2000.

(17)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(18)	Documents incorporated by reference herein to certain exhibits to our registration statement on Form S-1, as amended, File No. 333-37974, filed with the Securities and Exchange Commission on June 6, 2000.

(19)	Documents incorporated by reference herein to certain exhibits to Post-effective Amendment No. 1 to our Registration Statement on Form S-1, as amended, File No. 333-70523, filed with the Securities and Exchange Commission on September 25, 2000.

(20)	Documents incorporated by reference herein to certain exhibits to our Registration Statement on Form S-1, File No. 333-49038, filed with the Securities and Exchange Commission on October 31, 2000 and amended pursuant to Amendment No. 1 to Form S-1 filed with the Commission on December 15, 2000.

(21)	Documents incorporated by reference herein to certain exhibits to our Registration Statement on Form S-1, File No. 333-55430, filed with the Securities and Exchange Commission on February 12, 2001 and amended pursuant to Amendment No. 1 to Form S-1 filed with the Commission on February 13, 2000.

(22)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(23)	Documents incorporated by reference herein to certain exhibits to our Registration Statement on Form S-1, File No. 333-62788, filed with the Securities and Exchange Commission on June 13, 2001 and amended pursuant to Amendment No. 1 to Form S-1 filed with the Commission on August 23, 2001.

(24)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(25)	Documents incorporated by reference herein to certain exhibits to our Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(26)	Documents incorporated by reference herein to certain exhibits to our Quarterly Report on Form 10-Q for the period ended September 30, 2002.

(27)	Document incorporated by reference herein to certain exhibits to our quarterly report for the period ended March 31, 2003.

(28)	Documents incorporated by reference herein to certain exhibits to our Registration Statement on Form S-1, File No. 333-107178, filed with the Securities and Exchange Commission on July 18, 2003 and amended pursuant to Amendment No. 1 to Form S-1 filed with the Commission on September 19, 2003, Amendment No. 2 to Form S-1 filed with the Commission on November 18, 2003, Amendment No. 3 to Form S-1 filed with the Commission on December 19, 2003 and declared effective by the Commission on December 23, 2003.

(29)	Documents incorporated by reference herein to certain exhibits to our Registration Statement on Form S-1, File No. 333-112296, filed with the Securities and Exchange Commission on January 29, 2004, as amended pursuant to Amendment No. 1 to Form S-1 filed with the Commission on February 12, 2004, and declared effective by the Commission on February 17, 2004.

(b)	Reports on Form 8-K during and after the fiscal quarter ended December 31, 2004:

We did not file any reports on Form 8-K during the fourth quarter ended December 31, 2004. However, we filed a Current Report on Form 8-K dated January 27, 2005 with respect to Item 5.02 relating to the death of a member of our Board of Directors, David Seligman.

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

Date: March 30, 2005	ADVANCED VIRAL RESEARCH CORP. (Registrant)

	By:	/s/ Elma S. Hawkins, PhD

Elma S. Hawkins, PhD
President, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 2005	By:	/s/ Martin Bookman

Martin Bookman, Principal Financial and Accounting Officer

Date: March 30, 2005	By:	/s/ Eli Wilner

Eli Wilner, Chairman of the Board and Secretary

Date: March 30, 2005	By:	/s/ Nancy Van Sant

Nancy Van Sant, Director

Date: March 30, 2005	By:	/s/ Roy Walzer

Roy Walzer, Director

Date: March 30, 2005	By:	/s/ Charles H. Moore

Charles H. Moore, Director

EXHIBIT INDEX

Exhibit No.	Description
14.1	Code of Business Conduct and Ethics of Registrant.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulations S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulations S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Advanced Viral Research Corp.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Stockholders’ Equity	F-4 – F-16

Statements of Cash Flows	F-17

Notes to Financial Statements	F-18 – F-37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors
Advanced Viral Research Corp.
(A Development Stage Company)
Yonkers, New York

We have audited the accompanying consolidated balance sheets of Advanced Viral Research Corp. (A Development Stage Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2004 and for the period from inception (February 20, 1984) to December 31, 2004. These consolidated financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Viral Research Corp. (A Development Stage Company) as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2004 and for the period from inception (February 20, 1984) to December 31, 2004 in conformity with U.S. generally accepted accounting principles.

As more fully described in Note 2, the Company is subject to certain liquidity considerations. The Company’s plans with respect to this matter are also described in Note 2.

RACHLIN COHEN & HOLTZ LLP

Miami, Florida
January 27, 2005

Advanced Viral Research Corp.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$8,600,590	$270,936
Prepaid insurance	82,508	71,312
Assets held for sale	127,246	147,531
Other current assets	34,947	4,108

Total current assets	8,845,291	493,887

Property and Equipment, Net	531,104	1,322,253

Other Assets	1,055,507	1,172,778

Total assets	$10,431,902	$2,988,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$96,123	$792,398
Accrued liabilities	320,526	120,487
Current portion of note payable	—	15,572

Total current liabilities	416,649	928,457

Long-Term Debt:
Convertible debenture, net	—	1,427,946

Common Stock Subscribed but not Issued	—	280,000

Commitments, Contingencies and Subsequent Events	—	—

Stockholders’ Equity:
Common stock; 1,000,000,000 shares of $.00001 par value authorized, 696,487,734 and 544,591,722 shares issued and outstanding	6,965	5,446
Additional paid-in capital	73,136,594	57,262,111
Deficit accumulated during the development stage	(63,128,306)	(56,915,042)

Total stockholders’ equity	10,015,253	352,515

Total liabilities and stockholders’ equity	$10,431,902	$2,988,918

See notes to consolidated financial statements.

Advanced Viral Research Corp.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

				Inception
				(February 20,
				1984) to
	Year Ended December 31,			December 31,
	2004	2003	2002	2004
			(Restated)
Revenues	$—	$—	$—	$231,892

Costs and Expenses:
Research and development	1,768,984	1,350,318	4,439,592	21,434,718
General and administrative	2,353,499	3,221,433	2,654,296	23,169,409
Compensation and other expense for options and warrants	5,784	605,788	883,762	4,934,808
Cost in connection with settlement of distribution agreement	687,005	—	—	687,005
Depreciation and amortization	929,182	922,024	977,746	3,724,331

	5,744,454	6,099,563	8,955,396	53,950,271

Loss from Operations	(5,744,454)	(6,099,563)	(8,955,396)	(53,718,379)

Other Income (Expense):
Interest income	116,557	12,785	27,659	1,030,777
Other income	—	—	—	120,093
Interest expense	(686,808)	(1,697,325)	(192,174)	(8,749,837)
Severance expense - former directors	—	—	—	(302,500)

	(570,251)	(1,684,540)	(164,515)	(7,901,467)

Loss from Continuing Operations	(6,314,705)	(7,784,103)	(9,119,911)	(61,619,846)
Income (Loss) from Discontinued Operations	101,441	(32,708)	(201,154)	(1,508,460)

Net Loss	$(6,213,264)	$(7,816,811)	$(9,321,065)	$(63,128,306)

Net Loss Per Common Share
Basic and Diluted:
Continuing operations	$(0.01)	$(0.02)	$(0.02)
Discontinued operations	0.00	(0.00)	(0.00)

Net loss	$(0.01)	$(0.02)	$(0.02)

Weighted Average Number of Common Shares Outstanding	568,838,679	495,008,372	439,009,322

See notes to consolidated financial statements.

Advanced Viral Research Corp.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2004

					Deficit
	Common Stock				Accumulated
	Amount			Additional	during the
	Per			Paid-In	Development
	Share	Shares	Amount	Capital	Stage
Balance, inception (February 20, 1984) as previously reported		—	$1,000	$—	$(1,000)

Adjustment for pooling of interests		—	(1,000)	1,000	—

Balance, inception, as restated		—	—	1,000	(1,000)

Net loss, period ended December 31, 1984		—	—	—	(17,809)

Balance, December 31, 1984		—	—	1,000	(18,809)

Issuance of common stock for cash	$0.00	113,846,154	1,138	170	—
Net loss, year ended December 31, 1985		—	—	—	(25,459)

Balance, December 31, 1985		113,846,154	1,138	1,170	(44,268)

Issuance of common stock - public offering	0.01	40,000,000	400	399,600	—
Issuance of underwriter’s warrants		—	—	100	—
Expenses of public offering		—	—	(117,923)	—
Issuance of common stock, exercise of “A” warrants	0.03	819,860	9	24,587	—
Net loss, year ended December 31, 1986		—	—	—	(159,674)

Balance, December 31, 1986		154,666,014	$1,547	$307,534	$(203,942)

See notes to consolidated financial statements.

Advanced Viral Research Corp.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Continued)

INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2004

					Deficit
	Common Stock				Accumulated
	Amount			Additional	during the
	Per			Paid-In	Development
	Share	Shares	Amount	Capital	Stage
Balance, December 31, 1986		154,666,014	$1,547	$307,534	$(203,942)

Issuance of common stock, exercise of “A” warrants	$0.03	38,622,618	386	1,158,321	—
Expenses of stock issuance	—	—	—	(11,357)	—
Acquisition of subsidiary for cash	—	—	—	(46,000)	—
Cancellation of debt due to stockholders	—	—	—	86,565	—
Net loss, year ended December 31, 1987	—	—	—	—	(258,663)

Balance, December 31, 1987		193,288,632	1,933	1,495,063	(462,605)

Net loss, year ended December 31, 1988		—	—	—	(199,690)

Balance, December 31, 1988		193,288,632	1,933	1,495,063	(662,295)

Net loss, year ended December 31, 1989		—	—	—	(270,753)

Balance, December 31, 1989		193,288,632	1,933	1,495,063	(933,048)

Issuance of common stock, expiration of redemption offer on “B” warrants	0.05	6,729,850	67	336,475	—
Issuance of common stock, exercise of “B” warrants	0.05	268,500	3	13,422	—
Issuance of common stock, exercise of “C” warrants	0.08	12,900	—	1,032	—
Net loss, year ended December 31, 1990		—	—	—	(267,867)

Balance, December 31, 1990		200,299,882	$2,003	$1,845,992	$(1,200,915)

See notes to consolidated financial statements.

Advanced Viral Research Corp.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Continued)

INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2004

					Deficit
	Common Stock				Accumulated
	Amount			Additional	during the
	Per			Paid-In	Development
	Share	Shares	Amount	Capital	Stage
Balance, December 31, 1990		200,299,882	$2,003	$1,845,992	$(1,200,915)

Issuance of common stock, exercise of “B” warrants	$0.05	11,400	—	420	—
Issuance of common stock, exercise of “C” warrants	0.08	2,500	—	200	—
Issuance of common stock, exercise of underwriter warrants	0.12	3,760,000	38	45,083	—
Net loss, year ended December 31, 1991	—	—	—	—	(249,871)

Balance, December 31, 1991		204,073,782	2,041	1,891,695	(1,450,786)

Issuance of common stock, for testing	0.04	10,000,000	100	404,900	—
Issuance of common stock, for consulting services	0.06	500,000	5	27,495	—
Issuance of common stock, exercise of “B” warrants	0.05	7,458,989	75	372,875	—
Issuance of common stock, exercise of “C” warrants	0.08	5,244,220	52	419,487	—
Expenses of stock issuance	—	—	—	(7,792)	—
Net loss, year ended December 31, 1992	—	—	—	—	(839,981)

Balance, December 31, 1992		227,276,991	2,273	3,108,660	(2,290,767)

Issuance of common stock, for consulting services	0.06	500,000	5	27,495	—
Issuance of common stock, for consulting services	0.03	3,500,000	35	104,965	—
Issuance of common stock, for testing	0.04	5,000,000	50	174,950	—
Net loss, year ended December 31, 1993	—	—	—	—	(563,309)

Balance, December 31, 1993		236,276,991	$2,363	$3,416,070	$(2,854,076)

See notes to consolidated financial statements.

Advanced Viral Research Corp.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Continued)

INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2004

						Deficit
	Common Stock					Accumulated
	Amount			Additional		during the	Deferred
	Per			Paid-In	Subscription	Development	Compensation
	Share	Shares	Amount	Capital	Receivable	Stage	Cost
Balance, December 31, 1993		236,276,991	$2,363	$3,416,070	$—	$(2,854,076)	$—

Issuance of common stock, for consulting services	$0.05	4,750,000	47	237,453	—	—	—
Issuance of common stock, exercise of options	0.08	400,000	4	31,996	—	—	—
Issuance of common stock, exercise of options	0.10	190,000	2	18,998	—	—	—
Net loss, year ended December 31, 1994	—	—	—	—	—	(440,837)	—

Balance, December 31, 1994		241,616,991	2,416	3,704,517	—	(3,294,913)	—

Issuance of common stock, exercise of options	0.05	3,333,333	33	166,633	—	—	—
Issuance of common stock, exercise of options	0.08	2,092,850	21	167,407	—	—	—
Issuance of common stock, exercise of options	0.10	2,688,600	27	268,833	—	—	—
Issuance of common stock, for consulting services	0.11	1,150,000	12	126,488	—	—	—
Issuance of common stock, for consulting services	0.14	300,000	3	41,997	—	—	—
Net loss, year ended December 31, 1995	—	—	—	—	—	(401,884)	—

Balance, December 31, 1995		251,181,774	$2,512	$4,475,875	$—	$(3,696,797)	$—

See notes to consolidated financial statements.

Advanced Viral Research Corp.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Continued)

INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2004

						Deficit
	Common Stock					Accumulated
	Amount			Additional		during the	Deferred
	Per			Paid-In	Subscription	Development	Compensation
	Share	Shares	Amount	Capital	Receivable	Stage	Cost
Balance, December 31, 1995		251,181,774	$2,512	$4,475,875	$—	$(3,696,797)	$—

Issuance of common stock, exercise of options	$0.05	3,333,334	33	166,634	—	—	—
Issuance of common stock, exercise of options	0.08	1,158,850	12	92,696	—	—	—
Issuance of common stock, exercise of options	0.10	7,163,600	72	716,288	—	—	—
Issuance of common stock, exercise of options	0.11	170,000	2	18,698	—	—	—
Issuance of common stock, exercise of options	0.12	1,300,000	13	155,987	—	—	—
Issuance of common stock, exercise of options	0.18	1,400,000	14	251,986	—	—	—
Issuance of common stock, exercise of options	0.19	500,000	5	94,995	—	—	—
Issuance of common stock, exercise of options	0.20	473,500	5	94,695	—	—	—
Issuance of common stock, for services rendered	0.50	350,000	3	174,997	—	—	—
Options granted	—	—	—	760,500	—	—	(473,159)
Subscription receivable	—	—	—	—	(19,000)	—	—
Net loss, year ended December 31, 1996	—	—	—	—	—	(1,154,740)	—

Balance, December 31, 1996		267,031,058	$2,671	$7,003,351	$(19,000)	$(4,851,537)	$(473,159)

See notes to consolidated financial statements.

Advanced Viral Research Corp.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Continued)

INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2004

						Deficit
	Common Stock					Accumulated
	Amount			Additional		during the	Deferred
	Per			Paid-In	Subscription	Development	Compensation
	Share	Shares	Amount	Capital	Receivable	Stage	Cost
Balance, December 31, 1996		267,031,058	$2,671	$7,003,351	$(19,000)	$(4,851,537)	$(473,159)

Issuance of common stock, exercise of options	$0.08	3,333,333	33	247,633	—	—	—
Issuance of common stock, conversion of debt	0.20	1,648,352	16	329,984	—	—	—
Issuance of common stock, conversion of debt	0.15	894,526	9	133,991	—	—	—
Issuance of common stock, conversion of debt	0.12	2,323,580	23	269,977	—	—	—
Issuance of common stock, conversion of debt	0.15	1,809,524	18	265,982	—	—	—
Issuance of common stock, conversion of debt	0.16	772,201	8	119,992	—	—	—
Issuance of common stock, for services rendered	0.41	50,000	—	20,500	—	—	—
Issuance of common stock, for services rendered	0.24	100,000	1	23,999	—	—	—
Beneficial conversion feature, February debenture	—	—	—	413,793	—	—	—
Beneficial conversion feature, October debenture	—	—	—	1,350,000	—	—	—
Warrant costs, February debenture	—	—	—	37,242	—	—	—
Warrant costs, October debenture	—	—	—	291,555	—	—	—
Amortization of deferred compensation cost	—	—	—	—	—	—	399,322
Imputed interest on convertible debenture	—	—	—	4,768	—	—	—
Net loss, year ended December 31, 1997	—	—	—	—	—	(4,141,729)	—

Balance, December 31, 1997		277,962,574	$2,779	$10,512,767	$(19,000)	$(8,993,266)	$(73,837)

See notes to consolidated financial statements.

Advanced Viral Research Corp.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Continued)

INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2004

						Deficit
	Common Stock					Accumulated
	Amount			Additional		during the	Deferred
	Per			Paid-In	Subscription	Development	Compensation
	Share	Shares	Amount	Capital	Receivable	Stage	Cost
Balance, December 31, 1997		277,962,574	$2,779	$10,512,767	$(19,000)	$(8,993,266)	$(73,837)

Issuance of common stock, exercise of options	$0.12	295,000	3	35,397	—	—	—
Issuance of common stock, exercise of options	0.14	500,000	5	69,995	—	—	—
Issuance of common stock, exercise of options	0.16	450,000	5	71,995	—	—	—
Issuance of common stock, exercise of options	0.20	10,000	—	2,000	—	—	—
Issuance of common stock, exercise of options	0.26	300,000	3	77,997	—	—	—
Issuance of common stock, conversion of debt	0.13	1,017,011	10	132,990	—	—	—
Issuance of common stock, conversion of debt	0.14	2,512,887	25	341,225	—	—	—
Issuance of common stock, conversion of debt	0.15	5,114,218	51	749,949	—	—	—
Issuance of common stock, conversion of debt	0.18	1,491,485	15	274,985	—	—	—
Issuance of common stock, conversion of debt	0.19	3,299,979	33	619,967	—	—	—
Issuance of common stock, conversion of debt	0.22	1,498,884	15	335,735	—	—	—
Issuance of common stock, conversion of debt	0.23	1,870,869	19	424,981	—	—	—
Issuance of common stock, for services rendered	0.21	100,000	1	20,999	—	—	—
Beneficial conversion feature, November debenture	—	—	—	625,000	—	—	—
Warrant costs, November debenture	—	—	—	48,094	—	—	—
Amortization of deferred compensation cost	—	—	—	—	—	—	59,068
Write off of subscription receivable	—	—	—	(19,000)	19,000	—	—
Net loss, year ended December 31, 1998	—	—	—	—	—	(4,557,710)	—

Balance, December 31, 1998	—	296,422,907	$2,964	$14,325,076	$—	$(13,550,976)	$(14,769)

See notes to consolidated financial statements.

Advanced Viral Research Corp.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Continued)

INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2004

					Deficit
	Common Stock				Accumulated
	Amount			Additional	during the	Deferred	Discount
	Per			Paid-In	Development	Compensation	on
	Share	Shares	Amount	Capital	Stage	Cost	Warrants
Balance, December 31, 1998		296,422,907	$2,964	$14,325,076	$(13,550,976)	$(14,769)	$—

Issuance of common stock, securities purchase agreement	$0.16	4,917,276	49	802,451	—	—	—
Issuance of common stock, securities purchase agreement	0.27	1,851,852	18	499,982	—	—	—
Issuance of common stock, for services rendered	0.22	100,000	1	21,999	—	—	—
Issuance of common stock, for services rendered	0.25	180,000	2	44,998	—	—	—
Beneficial conversion feature, August debenture	—	—	—	950,036	—	—	—
Beneficial conversion feature, December debenture	—	—	—	361,410	—	—	—
Warrant costs, related to convertible debentures	—	—	—				2,455
Warrant costs, August debenture	—	—	—	49,964	—	—	—
Warrant costs, December debenture	—	—	—	4,267	—	—	—
Amortization of deferred compensation cost	—	—	—	(14,769)	—	14,769	—
Credit arising from modification of option terms	—	—	—	210,144	—	—	—
Net loss, year ended December 31, 1999	—	—	—	—	(6,323,431)	—	—

Balance, December 31, 1999 (Restated)		303,472,035	$3,034	$17,255,858	$(19,874,407)	$—	$2,155

See notes to consolidated financial statements.

Advanced Viral Research Corp.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Continued)

INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2004

					Deficit
	Common Stock				Accumulated
	Amount			Additional	during the	Discount
	Per			Paid-In	Development	on
	Share	Shares	Amount	Capital	Stage	Warrants
Balance, December 31, 1999 (Restated)		303,472,035	$3,034	$17,255,858	$(19,874,407)	$2,155

Issuance of common stock, exercise of options	$0.1400	600,000	6	83,994	—	—
Issuance of common stock, exercise of options	0.1500	1,600,000	16	239,984	—	—
Issuance of common stock, exercise of options	0.1600	650,000	7	103,994	—	—
Issuance of common stock, exercise of options	0.1700	100,000	1	16,999	—	—
Issuance of common stock, exercise of options	0.2100	792,500	8	166,417	—	—
Issuance of common stock, exercise of options	0.2500	1,000,000	10	246,090	—	—
Issuance of common stock, exercise of options	0.2700	281,000	3	75,867	—	—
Issuance of common stock, exercise of options	0.3600	135,000	1	48,599	—	—
Issuance of common stock, exercise of warrants	0.2040	220,589	2	44,998	—	—
Issuance of common stock, exercise of warrants	0.2448	220,589	2	53,998	—	—
Issuance of common stock, exercise of warrants	0.2750	90,909	1	24,999	—	—
Issuance of common stock, exercise of warrants	0.3300	90,909	1	29,999	—	—
Issuance of common stock, conversion of debt	0.1400	35,072,571	351	4,907,146	—	—
Issuance of common stock, conversion of debt	0.1900	1,431,785	14	275,535	—	—
Issuance of common stock, conversion of debt	0.2000	1,887,500	19	377,481	—	—
Issuance of common stock, conversion of debt	0.3600	43,960	—	15,667	—	—
Issuance of common stock, cashless exercise of warrants	—	563,597	6	326,153	—	—
Issuance of common stock, services rendered	0.4650	100,000	1	46,499	—	—
Private placement of common stock	0.2200	13,636,357	136	2,999,864	—	—
Private placement of common stock	0.3024	4,960,317	50	1,499,950	—	—
Private placement of common stock	0.4000	13,265,000	133	5,305,867	—	—
Cashless exercise of warrants	—	—	—	(326,159)	—	—
Beneficial conversion feature, January Debenture	—	—	—	395,236	—	—
Warrant costs, consulting agreement	—	—	—	200,249	—	—
Warrant costs, January Debenture	—	—	—	13,418	—	—
Warrant costs, related to convertible debentures	—	—	—			(2,454)
Recovery of subscription receivable previously written off	—	—	—	19,000	—	—
Credit arising from modification of option terms	—	—	—	1,901,927	—	—
Net loss, year ended December 31, 2000	—	—	—	—	(8,816,192)	—

Balance, December 31, 2000 (Restated)		380,214,618	$3,802	$36,349,629	$(28,690,599)	$(299)

See notes to consolidated financial statements.

Advanced Viral Research Corp.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Continued)

INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2004

					Deficit
	Common Stock				Accumulated
	Amount			Additional	during the	Discount
	Per			Paid-In	Development	on
	Share	Shares	Amount	Capital	Stage	Warrants
Balance, December 31, 2000 (Restated)		380,214,618	$3,802	$36,349,629	$(28,690,599)	$(299)

Issuance of common stock, exercise of options	$0.2700	40,000	1	10,799	—	—
Issuance of common stock, exercise of options	0.3600	20,000	1	7,199	—	—
Issuance of common stock, cashless exercise of warrants	—	76,411	1	77,491	—	—
Issuance of common stock, for services rendered	0.3500	100,000	1	34,999	—	—
Sale of common stock, for cash	0.1500	6,666,667	66	999,933	—	—
Sale of common stock, for cash	0.3000	2,000,000	20	599,980	—	—
Sale of common stock, for cash	0.3200	3,125,000	31	999,969	—	—
Sale of common stock, for cash	0.4000	1,387,500	14	554,986	—	—
Sale of common stock, for cash	0.2700	9,666,667	96	2,609,904	—	—
Warrant costs, private equity line of credit	—	—	—	1,019,153		(1,019,043)
Amortization of warrant costs, equity line of credit	—	—	—	—	—	356,594
Cashless exercise of warrants	—	—	—	(77,491)	—	—
Credit arising from modification of option terms	—	—	—	691,404	—	—
Net loss, year ended December 31, 2001	—	—	—	—	(11,086,567)	—

Balance, December 31, 2001 (Restated)		403,296,863	$4,033	$43,877,955	$(39,777,166)	$(662,748)

See notes to consolidated financial statements.

Advanced Viral Research Corp.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Continued)

INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2004

					Deficit
	Common Stock				Accumulated
	Amount			Additional	during the	Discount
	Per			Paid-In	Development	on
	Share	Shares	Amount	Capital	Stage	Warrants
Balance, December 31, 2001 (Restated)		403,296,863	$4,033	$43,877,955	$(39,777,166)	$(662,748)

Sale of common stock, for cash	$0.1109	17,486,491	175	1,938,813	—	—
Sale of common stock, for cash	0.1400	22,532,001	225	2,840,575	—	—
Sale of common stock, for cash	0.1500	9,999,999	100	1,499,900	—	—
Issuance of common stock, conversion of debt	0.1100	909,091	9	99,991	—	—
Issuance of common stock, conversion of debt	0.1539	1,299,545	13	199,987	—	—
Warrant costs, termination agreement	—	—	—	190,757	—	—
Warrant costs, issued with sale of common stock, for cash	—	—	—	36,086	—	—
Expenses of stock issuance	—	—	—	(50,160)	—	(36,087)
Warrants granted for consulting services	—	—	—	107,382	—	—
Credit arising from modification of option terms	—	—	—	177,963	—	—
Amortization of warrant costs, equity line of credit	—	—	—	—	—	407,660
Beneficial conversion feature, May debenture	—	—	—	55,413	—	—
Beneficial conversion feature, July debentures	—	—	—	166,515	—	—
Net loss, year ended December 31, 2002	—	—	—	—	(9,321,065)	—

Balance, December 31, 2002 (Restated)		455,523,990	$4,555	$51,141,177	$(49,098,231)	$(291,175)

See notes to consolidated financial statements.

Advanced Viral Research Corp.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Continued)

INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2004

					Deficit
	Common Stock				Accumulated
	Amount			Additional	during the	Discount
	Per			Paid-In	Development	on
	Share	Shares	Amount	Capital	Stage	Warrants
Balance, December 31, 2002 (Restated)	—	455,523,990	$4,555	$51,141,177	$(49,098,231)	$(291,175)

Sale of common stock, for cash	$0.0500	21,620,000	216	1,080,784	—	—
Sale of common stock, for cash	0.0800	22,650,000	226	1,811,774	—	—
Issuance of common stock, conversion of debt	0.0424	14,150,943	142	599,858	—	—
Issuance of common stock, conversion of debt	0.0480	12,500,000	125	599,875	—	—
Issuance of common stock, conversion of debt	0.0640	9,375,000	94	599,906	—	—
Issuance of common stock, conversion of debt	0.1000	7,255,754	73	725,653	—	—
Issuance of common stock, conversion of debt	0.1442	745,643	7	107,499	—	—
Issuance of common stock, conversion of debt	0.1818	562,865	6	102,323	—	—
Issuance of common stock, for services rendered	0.0790	100,000	1	7,899	—	—
Issuance of common stock, for services rendered	0.0930	107,527	1	9,999	—	—
Warrant costs, issued with issue of convertible debenture	—	—	—	517,141	—	(517,141)
Expenses of stock issuance	—	—	—	(199,989)	—	36,386
Amortization of warrant costs, related to convertible debenture	—	—	—	—	—	517,141
Amortization of warrant costs, equity line of credit	—	—	—	—	—	254,789
Litigation settlement -cash	—	—	—	(1,050,647)	—	—
Options issued for services rendered	—	—	—	351,000	—	—
Beneficial conversion feature, April debenture	—	—	—	482,859	—	—
Beneficial conversion feature, July debenture	—	—	—	375,000	—	—

Net loss, year ended December 31, 2003	—	—	—	—	(7,816,811)	—

Balance, December 31, 2003		544,591,722	$5,446	$57,262,111	$(56,915,042)	$—

See notes to consolidated financial statements.

Advanced Viral Research Corp.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Continued)

INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2004

					Deficit
	Common Stock				Accumulated
	Amount			Additional	during the
	Per			Paid-In	Development
	Share	Shares	Amount	Capital	Stage	Total
Balance, December 31, 2003	$—	544,591,722	$5,446	$57,262,111	$(56,915,042)	$352,515

Exercise of stock option	0.0850	100,000	1	8,499	—	8,500
Sale of common stock, for cash	0.1000	120,000,000	1,200	11,998,800	—	12,000,000
Sale of common stock, for cash	0.1500	2,166,666	21	324,979	—	325,000
Issuance of common stock, conversion of debt	0.0800	21,945,719	220	1,755,438	—	1,755,658
Issuance of common stock, conversion of debt	0.1000	3,300,000	33	329,967	—	330,000
Issuance of common stock, conversion of debt	0.1157	1,857,730	19	214,995	—	215,014
Issuance of common stock, conversion of debt	0.1228	896,057	9	109,991	—	110,000
Issuance of common stock, conversion of debt	0.1319	1,629,840	16	215,025	—	215,041
Expenses of stock issuance	—	—	—	(26,000)	—	(26,000)
Beneficial conversion feature, January debenture	—	—	—	250,000	—	250,000
Warrants issued in settlement of distribution agreement	—	—	—	687,005	—	687,005
Option granted for services	—	—	—	5,784	—	5,784
Net loss, year ended December 31, 2004	—	—	—	—	(6,213,264)	(6,213,264)

Balance, December 31, 2004		696,487,734	$6,965	$73,136,594	$(63,128,306)	$10,015,253

See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Inception
				(February 20,
				1984) to
	Year Ended December 31,			December 31,
	2004	2003	2002	2004
			(Restated)

Cash Flows from Operating Activities:
Net loss	$(6,213,264)	$(7,816,811)	$(9,321,065)	$(63,128,306)

Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Depreciation and amortization	943,681	937,868	997,874	4,320,212
Cost in connection with settlement of distribution agreement	687,005	—	—	687,005
Amortization of debt issuance costs	232,374	242,513	34,078	1,303,524
Amortization of deferred interest cost on beneficial conversion feature of convertible debenture	431,383	809,401	89,001	5,423,579
Amortization of discount on warrants	—	517,141	407,660	1,681,533
Amortization of discount on warrants — consulting services	—	—	—	230,249
Amortization of deferred compensation cost	—	—	—	760,500
Issuance of common stock for debenture interest	16,383	101,466	43,425	237,486
Issuance of common stock for services	—	—	—	1,586,000
Compensation expense for options and warrants	5,784	605,788	476,102	3,876,380
Changes in operating assets and liabilities:
( Increase) decrease in other current assets	(42,710)	50,772	(52,155)	(137,249)
Decrease in other assets	(128,247)	(143,019)	(86,962)	(1,906,455)
Increase (decrease) in accounts payable and accrued liabilities	(496,234)	358,178	(1,288,999)	422,851

Total adjustments	1,649,419	3,480,108	620,024	18,485,615

Net cash and cash equivalents used by operating activities	(4,563,845)	(4,336,703)	(8,701,041)	(44,642,691)

Cash Flows from Investing Activities:
Purchase of investments	—	—	—	(6,292,979)
Proceeds from sale of investments	—	—	—	6,292,979
(Acquisition) disposal of property and equipment	(18,428)	4,769	(267,715)	(4,337,043)

Net cash and cash equivalents provided (used) by investing activities	(18,428)	4,769	(267,715)	(4,337,043)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible debt	900,000	2,169,388	2,000,000	14,569,388
Proceeds from sale of securities, net of issuance costs	12,027,500	1,853,398	6,229,628	43,410,584
Proceeds from common stock subscribed but not issued	—	280,000	883,900	1,163,900
Payments under litigation settlement	—	(1,050,647)	—	(1,050,647)
Payments under capital lease	—	(110,553)	(142,426)	(420,581)
Payments on note payable	(15,573)	(14,471)	(26,400)	(111,320)
Recovery of subscription receivable written off	—	—	—	19,000

Net cash and cash equivalents provided by financing activities	12,911,927	3,127,115	8,944,702	57,580,324

Net Increase (Decrease) in Cash and Cash Equivalents	8,329,654	(1,204,819)	(24,054)	8,600,590

Cash and Cash Equivalents, Beginning	270,936	1,475,755	1,499,809	—

Cash and Cash Equivalents, Ending	$8,600,590	$270,936	$1,475,755	$8,600,590

Supplemental Disclosure of Non-Cash Financing Activities:
Cash paid during the year for interest	$6,667	$16,804	$25,669

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

YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Advanced Viral Research Corp. (the Company) was incorporated in Delaware on July 31, 1985. The Company was organized for the purpose of manufacturing and marketing a pharmaceutical product initially named Reticulose. This drug was the forerunner of the Company’s current drug, “AVR118.” The success of the Company will be dependent upon obtaining certain regulatory approval for its pharmaceutical product, AVR118, to commence commercial operations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 99.6% owned subsidiary, Advance Viral Research, Ltd. (LTD), a Bahamian Corporation. LTD is presented in the financial statements under “Discontinued Operations” (See Notes 5 and 14). All significant intercompany accounts have been eliminated.

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

Research and Development

Research and development costs are expensed as incurred by the Company. Internal research and development services that the Company contracts out are also expensed as incurred. The Company does not conduct research and development for third parties. Research and development costs may include consultants, studies conducted in Israel, studies at universities in the U.S., laboratory supplies and travel.

When it is appropriate, the Company makes allocations of costs between research and development and general and administrative costs. These allocations are calculated based on estimates of the employees’ time, square footage or other available measures consumed in each activity.

At certain periods in the Company’s history, research and development activities were reduced or suspended based on available funding. Starting in early 2004 with the hiring of Elma Hawkins as President and CEO, the Company returned to its research and development efforts. Projects that were previously deferred were reassessed and a major effort was initiated to file the Company’s new IND. As a result, in 2004, allocations of costs to research and development were determined on an employee by employee basis along with the measurement of facilities and utilities related to these projects.

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

Other Assets

Patent development costs are capitalized as incurred and amortized over the life of the patent. Loan costs include fees paid in connection with the convertible debenture agreements and are amortized over the life of the agreement (see Note 4).

Income Taxes

The Company accounts for its income taxes using Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Advanced Viral Research Corp.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Estimated Fair Value of Financial Instruments

The information set forth below provides disclosure of the estimated fair value of the Company’s financial instruments presented in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004 and 2003. Since the reported fair values of financial instruments are based upon a variety of factors, they may not represent actual values that could have been realized as of December 31, 2004 and 2003 or that will be realized in the future.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At various times during the year, the Company had cash balances in excess of federally insured limits. At December 31, 2004, the Company had bank deposits on hand of approximately $8,245,000 in excess of these limits. The Company maintains its cash, which consists primarily of demand deposits, with high quality financial institutions, which the Company believes limits this risk.

In addition, the Company maintains an investment account which is not insured by the FDIC. These funds, which were invested in money market funds at December 31, 2004, may be subject to insurance by SIPC, Securities Investor Protection Corporation, subject to various limitations. At December 31, 2004, there was approximately $273,000 held in this account.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.” APB No. 25 provides that the compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. The Company follows SFAS No. 123 in accounting for stock options issued to non-employees.

Advanced Viral Research Corp.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	2004	2003	2002
			Restated
Net loss as reported	$(6,213,264)	$(7,816,811)	$(9,321,065)
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,655,762)	(2,790,859)	(724,048)

Pro forma net loss	$(9,869,026)	$(10,607,670)	$(10,045,113)

Loss per share – basic and diluted
As reported	$(0.01)	$(0.02)	$(0.02)

Pro forma	$(0.02)	$(0.02)	$(0.02)

Net Loss Per Common Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings Per Share.” This standard requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted earnings per share computation.

Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during the year. The Company’s potentially issuable shares of common stock pursuant to outstanding stock options and warrants are excluded from the Company’s diluted computation, as their effect would be anti-dilutive.

Revenue Recognition

The limited sales generated by the Company have consisted of sales of AVR118 for testing and other purposes. The Company records sales when the product is shipped to customers.

Advanced Viral Research Corp.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Reclassifications

Certain amounts in the financial statements have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements

In December 2004, the FASB issued “Share-Based Payment,” an Amendment of FASB Statements No. 123 that will significantly change the accounting for employee stock options and other equity-based compensation. The standard requires companies to expense the fair value of stock options on the grant date and is effective for interim or annual periods beginning after June 15, 2005. In accordance with the revised statement, the expense attributable to stock options granted or vested subsequent to July 1, 2005 will be required to be recognized.

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” In December 2003, the FASB issued FIN 46R, which clarified certain issues identified in FIN 46. FIN 46R requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim or annual period beginning after March 1, 2004. The Company does not have any interest in variable interest entities and therefore the adoption of this standard did not have an impact on the Company’s financial position and results of operations.

Advanced Viral Research Corp.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In December 2004, the FASB issued SFAS No. 153, “Exchanges on Nonmonetary Assets – An Amendment of APB Option No. 29, Accounting for Nonmonetary Transactions” (SFAS 153). SFAS eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Option No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

NOTE 2.	LIQUIDITY CONSIDERATIONS

As indicated in the accompanying financial statements, the Company has suffered accumulated net losses of $63,128,306 since inception and is dependent upon registration of AVR118 for sale before it can begin commercial operations. The Company’s cash position may be inadequate to pay all the costs associated with operations and the full range of testing and clinical trials required by the FDA. Unless and until AVR118 is approved for sale in the United States or another industrially developed country, the Company will be dependent upon the continued sale of its securities, debt or equity financing for funds to meet its cash requirements.

During the year ended December 31, 2004, the Company completed several equity transactions and issued convertible debt for which it received cash proceeds of approximately $13,208,000.

Management believes that cash flows from the foregoing and from current financing arrangements will be sufficient to fund current operations. Management intends to continue to sell the Company’s securities in an attempt to meet its cash flow requirements; however, no assurance can be given that equity or debt financing, if and when required, will be available.

Advanced Viral Research Corp.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 3.	PROPERTY AND EQUIPMENT

	Estimated Useful
	Lives (Years)	2004	2003
Land and improvements	15	$34,550	$34,550
Building and improvements	5-30	1,410,165	1,410,165
Machinery and equipment	5	3,402,821	3,384,391

		4,847,536	4,829,106
Less accumulated depreciation		4,189,861	3,365,784

		657,675	1,463,322

Less property and equipment included in assets held for sale, net (Note 4)		126,571	141,069

		$531,104	$1,322,253

NOTE 4.	OTHER ASSETS

	2004	2003
Patent development costs, net of accumulated amortization	$967,790	$952,687
Loan costs, net of accumulated amortization of $1,303,525 and $1,071,150	—	132,374
Other	87,717	94,178

	1,055,507	1,179,239
Less other assets included in assets held for sale, net (Note 5)	—	6,461

	$1,055,507	$1,172,778

Amortization relating to patent development costs over the next five years will be as follows:

Year Ended December 31,
2005	$27,000
2006	27,000
2007	27,000
2008	23,400
2009	22,000

NOTE 5.	ASSETS HELD FOR SALE

During 2002, the Board of Directors approved a plan to sell Advance Viral Research, Ltd. (LTD), the Company’s Bahamian subsidiary. As required under SFAS 144, the net book values of the assets (LTD had no liabilities as of December 31, 2004 other than an inter-company payable that has been eliminated) have been reflected on the balance sheet as held for sale and the operations have been included in discontinued operations for the years ended December 31, 2004, 2003 and 2002 (see Note 10).

Advanced Viral Research Corp.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 5.	ASSETS HELD FOR SALE (Continued)

Management continues to evaluate offers and believes that the estimated selling price less estimated cost to sell exceeds the net book value of LTD and therefore there is no impairment loss charged to discontinued operations.

NOTE 6.	ACCRUED LIABILITIES

	2004	2003
Accrued bonus	$175,000	$50,000
Accrued payroll	47,053	36,079
Other	98,473	34,408

	$320,526	$120,487

NOTE 7.	SECURITIES PURCHASE AGREEMENTS

Summary

The Company is in the development stage and, as a development stage company, has devoted significant time and resources to capital raising activities since its inception. Substantially all cash used by the Company thus far and continuing into the foreseeable future has been and is expected to be the result of the continued sale of its securities, debt or equity.

During the period January 1, 2002 through December 31, 2004, the Company raised approximately $5,500,000 gross proceeds through the sale of convertible debentures, which, including accrued interest, were subsequently converted into 76,428,187 shares of Company common stock. The Company also sold 216,455,157 shares of Company common stock for total net proceeds of approximately $21,498,000 during the period January 1, 2002 through December 31, 2004. In connection with the sale of convertible debentures and shares of common stock, the Company issued 81,081,367 warrants to acquire common shares, including warrants to placement agents. At January 1, 2002, there were 33,957,172 warrants previously issued and outstanding. As of December 31, 2004, 24,254,630 of these warrants have expired or been forfeited and 90,423,909 remain exercisable.

Stock Purchase Agreements

In February 2004 the Company entered into an agreement with James Dicke II and James Dicke III, pursuant to which, for an aggregate purchase price of $12 million, the Company agreed to sell an aggregate of (i) 120 million shares of common stock; and (ii) warrants to purchase 15 million shares of common stock through February 2, 2007 at an exercise price of $0.20 per share: 3,750,000 of the warrants are exercisable from February 5, 2004 through February 2, 2007; 3,750,000 of the warrants are exercisable from May 5, 2004 through February 2, 2007; 3,750,000 of the warrants are exercisable from August 4, 2004 through February 2, 2007; and 3,750,000 of the warrants are exercisable from November 3, 2004 through February 2, 2007. The funding took place in four equal stages of $3 million each, once every 90 days on February 5, May 5, August 4 and November 3, 2004.

Advanced Viral Research Corp.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 7.	SECURITIES PURCHASE AGREEMENTS (Continued)

Stock Purchase Agreements (Continued)

In addition, the Company granted demand and piggyback registration rights to the investors for the shares issued or issuable in connection with the transaction pursuant. James F. Dicke II is the Chairman and CEO of Crown Equipment Corporation and a former member of the Board of Directors.

Warrants Issued in Settlement

On February 9, 2004, the Company entered into a termination and release agreement with DCT, S.R.L. and certain of its affiliates pursuant to which various agreements were terminated (see Note 8). In consideration, the Company agreed to pay DCT $60,000 and granted warrants to purchase an aggregate of 5 million shares of common stock to certain of DCT’s affiliates at an exercise price of $0.16 for a period of five years. The warrants were valued at $687,005 and are included in the accompanying consolidated statement of operations as cost in connection with settlement of distribution agreement. In addition the recipients of the warrants agreed not to sell more than an aggregate of 2 million shares of common stock in any six-month period for a period of five years.

Summary of Warrant Activity

A summary of warrants issued and outstanding in connection with convertible debentures and equity transactions since inception is presented below. Upon exercise, warrants are convertible into an equal number of the Company’s .00001 par value common stock. The warrants are exercisable immediately.

		2004		2003		2002
		Weighted-		Weighted-		Weighted-
	Warrants	Average	Warrants	Average	Warrants	Average
	1/1/2004 -	Exercise	1/1/2003 -	Exercise	1/1/2002-	Exercise
	12/31/2004	Price	12/31/2003	Price	12/31/2002	Price
Outstanding at beginning of year	70,418,170	.253	57,118,572	.342	33,597,172	.555
Granted	20,931,667	.191	36,127,700	.101	24,022,000	.042
Exercised	0	.0	0	.0	0	.0
Forfeited	(925,928)	.351	(22,828,102)	.0236	(500,600)	.20
Outstanding at end of year	90,423,909	.237	70,418,170	.253	57,118,572	.342
Warrants exercisable at at year-end	90,423,909	.237	70,418,170	.253	52,118,572	.279

Advanced Viral Research Corp.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 7.	SECURITIES PURCHASE AGREEMENTS (Continued)

Summary of Warrant Activity (Continued)

The following table summarizes information for warrants to purchase common stock outstanding at December 31, 2004:

	Warrants Outstanding and Exercisable
	Number	Weighted-Average
Range of	Outstanding	Remaining	Weighted-Average
Exercise Prices	at 12/31/04	in months	Exercise Price
.091 – .11	28,188,200	44	.0952
.12 –.18	20,836,500	40	.1325
.19 – .27	21,981,667	38	.2086
.28–.41	5,269,286	8	.3030
.42 – 61	8,969,878	17	.5211
.62 –.92	178,378	26	.8640
1.0	5,000,000	14	1.0000

Private Equity Line of Credit

On April 28, 2003, the Company entered into an equity line of credit with Cornell Capital Partners LP for a period of three years. Pursuant to the equity line of credit, the Company may, at its discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $50 million for a period of three years. For each share of common stock purchased under the equity line of credit, Cornell Capital Partners will pay Advanced Viral 100% of the lowest closing bid price of its common stock on the over-the-counter Bulletin Board or other principal market on which its common stock is traded for the five days immediately following the notice date. Further, Cornell Capital Partners is entitled to retain 5% of each advance under the equity line of credit. The Company’s obligation to sell its common stock is conditioned, at its option, upon the per share purchase price being equal to or greater than a minimum acceptable price, set by the Company on the advance notice date, which may not be set any closer than 7.5% below the closing bid price of its common stock the day prior to the notice date. In December 2003, the Company registered 95,712,595 shares that may be issued under the equity line of credit. For its services as placement agent, Katalyst Securities LLC received 107,527 shares of common stock, which were valued at $10,000.

Advanced Viral Research Corp.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 8.	COMMITMENTS AND CONTINGENCIES

General

Potential Claim for Royalties

The Company may be subject to claims from certain third parties for royalties due on sale of AVR118. The Company has not as yet received any notice of claim from such parties.

Product Liability

The Company is unaware of any claims or threatened claims since Reticulose was initially marketed in the 1940’s; however, one study noted adverse reactions from highly concentrated doses in guinea pigs. In the future, the Company could be subjected to claims for adverse reactions resulting from the use of AVR118. In the event any claims for substantial amounts were successful, they could have a material adverse effect on the Company’s financial condition and on the marketability of AVR118. During November 2003, the Company secured $3,000,000 of product liability coverage at a cost of approximately $15,000 per annum. In addition, the Company extended at no cost, liability coverage for its clinical trials in Israel. In November 2004, the Company renewed its product liability insurance until November 2005 at a cost of approximately $17,000. There can be no assurance that the Company will be able to continue to secure additional insurance in adequate amounts or at reasonable premiums if it determined to do so. Should the Company be unable to secure additional product liability insurance, the risk of loss to the Company in the event of claims would be greatly increased and could have a material adverse effect on the Company.

Lack of Patent Protection

To date, the Company has been issued or granted 12 U.S. patents, two Australian patents and one patent in China. In addition, the Company currently has eight patent applications pending with the U.S. Patent Office and 19 foreign patent applications. The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing a similar product. There can be no assurance that such patents, if obtained, will be enforceable.

Status of FDA Filings

In November 2004 the Company submitted an Investigational New Drug (IND) application to the FDA. The purpose of the application was to obtain approval from the FDA to begin a clinical study in the United States for AVR118. In December 2004, the FDA notified the Company that the IND application was allowed and that it could proceed with its planned study.

Advanced Viral Research Corp.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 8.	COMMITMENTS AND CONTINGENCIES (Continued)

Status of FDA Filings (Continued)

In February 2005, the Company entered into an agreement with the Biomedical Research Alliance of New York (BRANY), as agent for a network of hospitals, pursuant to which the hospitals will conduct a planned Phase II, multi-center study approved in December 2004 by the FDA. The study commenced March 14, 2005 and will continue as long as is required to complete the study. The agreement with BRANY, among other things, defines the protocol for the study, outlines the terms of payment and provides for cancellation of the contract by either party.

In December 2004, the Company completed a clinical trial in Israel. The total cost incurred through December 31, 2004 relating to this clinical trial is approximately $1,851,000.

In connection with the clinical trial in Israel, the Company entered into a contract with an unrelated party to conduct, evaluate and maintain the scientific quality for the clinical studies. Total costs to be incurred in connection with these clinical trials were $1,551,000, of which approximately $1,323,000 has been expensed and approximately $875,000 has been paid through December 31, 2004. At the end of 2004, it was determined that the previously recorded and unpaid balance of approximately $448,000 should be derecognized due to lack of performance on this contract.

Conducting the clinical trials of AVR118 will require significant cash expenditures. AVR118 may never be approved for commercial distribution by any country. Because the Company’s research and development expenses and clinical trial expenses will be charged against earnings for financial reporting purposes, the Company expects that losses from operations will continue to be incurred for the foreseeable future. The Company currently does not have sufficient funds to complete all phases of clinical trials of AVR118. The Company is attempting to secure funds through the sale of its securities.

The Company’s studies detailing the results of the research and testing completed in Israel helped position the Company to request that the FDA approve a new IND for injectable AVR118 in December 2004 but may not influence the marketing, sales or distribution of AVR118 within the United States, and as a result may not improve the Company’s chances of gaining approval for the marketing, sales or distribution of AVR118 anywhere in the world. The Company cannot provide assurances that it will acquire additional financial resources to complete all phases of the clinical trials, or, if it acquires such resources, that it will do so on favorable terms.

Medivector

In March 2004, the Company entered into a Master Contract Services Agreement with MediVector, Inc. whereby MediVector shall process and analyze data and provide biopharmaceutical consulting services in connection with the Company’s ongoing studies and IND activities on a project by project basis. Since inception of the agreement through December 2004, the Company has expensed and paid $595,000.

Advanced Viral Research Corp.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 8.	COMMITMENTS AND CONTINGENCIES (Continued)

Medivector (Continued)

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

Compensatory Awards

Hawkins Employment Agreement

Pursuant to an Employment Agreement dated February 10, 2004, the Company engaged Elma S. Hawkins, Ph.D. to be its President and Chief Executive Officer on a full time basis commencing February 18, 2004 until February 2006 unless terminated earlier as provided in the agreement. The initial term may be extended for successive one (1) year periods unless either party gives the other thirty (30) days prior written notice of its intent not to renew prior to the expiration of the then current term. Dr. Hawkins shall receive a base salary of $350,000 per year, and shall be eligible to receive an annual cash bonus of up to 50% of her then base salary based on certain performance objectives in the sole discretion of the Board of Directors. In December 2004, the Board approved a bonus of $175,000 which has been accrued in the accompanying consolidated financial statements. In addition, Advanced Viral agreed to pay Dr. Hawkins a signing bonus of $50,000. The agreement also entitles Dr. Hawkins to receive certain employee benefits, including reimbursement of professional expenses, vacation, insurance coverage, among others.

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

Compensatory Awards (Continued)

Hawkins Employment Agreement (Continued)

Pursuant to the agreement, Dr. Hawkins received an option to purchase 40 million shares of common stock through February 2009. The option vests in increments of 666,667 on a monthly basis, and is exercisable at five different prices, as follows: (i) $0.12 for the first 8 million option shares; (ii) $0.129 for the next 8 million option shares; (iii) $0.139 for the next 8 million option shares; (iv) $0.149 for the next 8 million shares; and (v) $0.160 for the last 8 million option shares. If Dr. Hawkins is terminated for cause or if she voluntarily resigns without cause, the option shall expire for all option shares which have as of such date not become exercisable but shall survive with respect to option shares that have become exercisable as of such date, (the “Surviving Options”), provided, however, notwithstanding anything contained herein to the contrary, she shall have 90 days to exercise the Surviving Options. Upon the termination of Dr. Hawkins’ employment for other reasons, the option shall immediately become exercisable for that number of option shares equal to the number of option shares which would have been subject to exercise by Dr. Hawkins during the then current term of the employment agreement (without giving effect to any extensions thereof).

Other

In September 2004, the Company issued options to purchase 2,500,000 shares of common stock at an exercise price of $0.10 through September 2009 to certain employees. These options vests in annual installments over five years. The fair value of the option was estimated to be $240,632 ($0.0963 per option) based upon a financial analysis of the term of the option using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 183%; a risk-free interest rate of 3.28% and an expected holding period of five years. The Company will recognize the fair value of the options as compensation expense on a pro forma basis over approximately five years (the vesting period of the options).

In August 2004, the Company issued an option to purchase 100,000 shares of common stock at an exercise price of $0.09 through August 2005 for outside services rendered in connection with the maintenance of its facility in the Bahamas from March 2004 through February 2005. This option vests immediately. The fair value of the option was estimated to be $5,784 ($0.0578 per option) based upon a financial analysis of the term of the option using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 183%; a risk-free interest rate of 1.97% and an expected holding period of one year. The Company recorded an expense of $5,784 in the accompanying consolidated statement of operations for the year ended December 31, 2004.

Advanced Viral Research Corp.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 8.	COMMITMENTS AND CONTINGENCIES (Continued)

Compensatory Awards (Continued)

Board of Directors

In December 2003, the Company granted an aggregate of 21,200,000 options to purchase shares of the Company’s common stock to certain members of the Board of Directors and various committees of the Board of Directors. Options to purchase 12,200,000 shares are exercisable at $0.18 per share, which options vest 25% immediately, 25% on March 19, 2004, 25% on June 19, 2004 and 25% on September 19, 2004, through December 19, 2013. The remaining 9,000,000 shares are exercisable at $0.18 per share and vest at the rate of 750,000 options every 30 days commencing December 20, 2003, through December 2013. The fair value of the options was estimated to be $3,698,678 ($0.1745 per option) based upon a financial analysis of the terms of the options using the Black-Scholes pricing model with the following assumptions: expected volatility of 131%; a risk free interest rate of 4.20% and on expected holding period of ten years. The Company recognized the fair value of the options as compensation expense on a pro forma basis based on the vesting period, which was all in 2004.

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

Compensatory Awards (Continued)

Board of Directors (Continued)

In February 2004, an option to purchase 5 million shares of the Company’s common stock was granted to Eli Wilner, Chairman of the Board of Directors with monthly vesting over five years, exercisable at $0.15 per share. The fair value of this option was estimated to be $727,486 ($0.1455 per option) based upon a financial analysis of the terms of the options using the Black-Scholes pricing model with the following assumptions: expected volatility of 156%; a risk-free interest rate of 3.08% and an expected holding period of 5 years. The Company will recognize the fair value of the options as compensation expense on a pro forma basis over the vesting period.

In June 2004, in recognition of the effectiveness of the Company’s new President and CEO, Dr. Elma Hawkins, the Board of Directors elected to disband the Executive Management Committee and 750,000 options previously granted in December 2003 were cancelled.

Upon resignation, directors no longer provide services to the Company and there are no modifications to the terms of their options.

Summary of Stock Options

The fair value of each option is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003, and 2002, respectively:

	2004	2003	2002
Expected life	5	8-10	8-10
Expected volatility	156-183%	113-128%	113-133%
Risk-free rate	3-4%	4%	4%
Dividend yield	—	—	—

Advanced Viral Research Corp.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 8.	COMMITMENTS AND CONTINGENCIES (Continued)

Compensatory Awards (Continued)

Summary of Stock Options (Continued)

A summary of the status of the Company’s fixed stock options as of December 31, 2004, 2003 and 2002, and changes during the years ending on those dates is presented below:

		2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	2004	Exercise	2003	Exercise	2002	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	110,174,705	.2122	63,833,427	.2122	51,056,380	.2557
Granted	47,600,000	.113	48,410,000	.113	19,782,252	.10
Exercised	(100,000)		—		—	—
Forfeited	(10,537,000)	(.1277)	(2.068,722)	(.1277)	(7,005,205)	—
Outstanding at end of year	147,137,705	.1704	110,174,705	.1704	63,833,427	.2122
Options exercisable at year end	106,047,038	.1383	90,824,305	.1724	50,473,879	.2433

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	at 12/31/04	Contractual Life	Price	at 12/31/04	Price
.01 -.07	24,500,000	8.5 years	.0542	22,500,000	.0544
.08 -.12	27,195,492	4.9 years	.1024	24,462,159	.1000
.13 -.18	54,902,382	5.2 years	.1561	18,723,049	.1703
.19 -.27	35,677,880	3.4 years	.2573	35,625,880	.2574
.28 -.36	4,861,951	4.2 years	.3499	4,735,950	.3505

Subsequent Stock Option Grant

In January 2005, the Company granted an aggregate of 9,550,000 options to purchase the Company’s common stock to certain members of the Board of Directors and various committees. The options have a $0.14 exercise price, a ten year life, and vest 25% per quarter throughout 2005.

Advanced Viral Research Corp.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 8.	COMMITMENTS AND CONTINGENCIES (Continued)

Distribution Agreements

The Company previously entered into separate agreements with four different entities, whereby the Company granted exclusive rights to distribute Reticulose in the countries of Canada, China, Japan, Macao, Hong Kong, Taiwan, Mexico, Argentina, Bolivia, Paraguay, Uruguay, Brazil and Chile. Pursuant to these agreements, distributors were obligated to cause Reticulose to be approved for commercial sale in such countries and, upon such approval, to purchase from the Company certain minimum quantities of Reticulose to maintain the exclusive distribution rights. Leonard Cohen, a former consultant to the Company, has informed the Company that he is an affiliate of two of these entities. To date, the Company has recorded revenue classified as other income for the sale of territorial rights under the distribution agreements. The Company has made no sales under the distribution agreements other than for testing purposes.

On February 9, 2004, the Company entered into a termination and release agreement with DCT, S.R.L. and certain of its affiliates pursuant to which a distribution agreement and various testing agreements with DCT, along with any and all distribution rights and rights to royalties or fees thereunder, were terminated. In addition, the agreement provides that any and all intellectual property rights relating to the terminated agreements were the property of Advanced Viral, and the parties released each other from claims relating thereto. In consideration, the Company agreed to pay DCT $60,000 and granted warrants to purchase an aggregate of 5 million shares of common stock to certain of DCT’s affiliates at an exercise price of $0.16 for a period of five years. In addition the recipients of the warrants agreed not to sell more than an aggregate of 2 million shares of common stock in any six-month period for a period of five years. The warrants were valued at $687,005 and are included in the accompanying consolidated statement of operations as cost in connection with settlement of distribution agreement.

Leases

Operating Leases

The Company has executed a lease, as amended, for the laboratory facilities in Yonkers, New York. The lease is for a total of 16,650 square feet and expires April 2005. The total annual rental commitment for the Yonkers facilities was $260,000 until May 1, 2002 at which time it increased to approximately $290,000. In December 2004, the Company amended this lease extending its term until April 2008. A lower annual rent of $283,000 was negotiated for this three year extension.

Total lease expense for the years ended December 31, 2004, 2003 and 2002 amounted to $298,763, $298,763 and $263,609, respectively.

Advanced Viral Research Corp.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 8.	COMMITMENTS AND CONTINGENCIES (Continued)

Leases (Continued)

Operating Leases (Continued)

Future minimum lease commitments as of December 31, 2004 are as follows:

Year ending December 31:
2005	$285,000
2006	283,000
2007	283,000
2008	94,000

Total	$945,000

NOTE 9.	INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” SFAS No. 109 is an asset and liability approach for computing deferred income taxes.

As of December 31, 2004, the Company had net operating loss carry forwards for Federal income tax reporting purposes amounting to approximately $48,725,000, which expire in varying amounts to 2024.

The Company presently has temporary differences between financial reporting and income tax reporting relating to the amortization of warrant costs, compensation expense for the extension of options, depreciation and patent costs.

The components of the deferred tax asset as of December 31, 2004 and 2003 were as follows::

	2004	2003
Benefit of net operating loss carry forwards	$19,490,000	$15,297,000
Less valuation allowance	19,490,000	15,297,000

Net deferred tax asset	$—	$—

As of December 31, 2004 and 2003, sufficient uncertainty exists regarding the realizability of these operating loss carry forwards and, accordingly, a 100% valuation allowance has been established regarding these deferred tax assets.

Advanced Viral Research Corp.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 9.	INCOME TAXES (Continued)

In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater than 50% of a corporation within a three year period will place an annual limitation on the corporation’s ability to utilize its existing tax benefit carry forwards. The Company’s utilization of its tax benefit carry forwards may be further restricted in the event of future changes in the ownership of the Company from the exercise of options and warrants or other future issuances of common stock.

NOTE 10.	DISCONTINUED OPERATIONS

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale to be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. See Note 5 for more detail regarding the planned sale of LTD and classification as held for sale. The following table details the amounts reclassified to discontinued operations:

				Inception
				(February 20, 1984)
	Year Ended December 31,			to December 31,
	2004	2003	2002	2004
Revenues	$—	$—	$—	$—

Costs and Expenses:
General and administrative	16,157	16,864	181,348	1,343,371
Depreciation	14,499	15,844	20,062	301,841

	30,656	32,708	201,410	1,645,212

Loss from Operations	(30,656)	(32,708)	(201,410)	(1,645,212)
Other Income	132,097	—	256	136,752

Discontinued operations	$101,441	$(32,708)	$(201,154)	$(1,508,460)

NOTE 11.	401(K) PLAN

The Company has adopted a 401(k) plan that allows eligible employees to contribute up to 20% of their salary, subject to annual limits imposed by the Internal Revenue Service. Until March 2003, the Company matched 50% of the first 6% of the employee contributions in common stock and may, at its discretion, make additional contributions based upon earnings. At December 31, 2002 the Company accrued $40,675 to fund the 401k plan representing the Company’s match for the plan year 2002. In 2003 the Company purchased $40,675 of common stock in the open market at prevailing market prices to satisfy its 2002 matching contribution obligations. In March 2003, the Company amended the terms of the Company’s 401(k) plan to terminate the obligation to make matching contributions.