Form 10-Q
period 2005-03-31
ADVANCED VIRAL RESEARCH CORP
filed 2005-05-13
CIK 786623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended
March 31, 2005

OR

☐  TRANSITION REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________ to ___________________

Commission File Number 000-18293

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

Yes   ☐   No    ☑

Indicate the number of shares of the registrant’s Common Stock outstanding as of the close of business on May 13, 2005: 696,487,734

ADVANCED VIRAL RESEARCH CORP.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

     The condensed consolidated financial statements include the accounts of the Company and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the information in the following unaudited condensed consolidated financial statements of the Company have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

     These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

Advanced Viral Research Corp.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,466,947	$8,600,590
Prepaid insurance	107,245	82,508
Other current assets	49,420	34,947

Total current assets	7,623,612	8,718,045

Property and Equipment, Net	369,899	531,104
Assets held for sale	126,727	127,246
Other Assets	1,084,527	1,055,507

Total assets	$9,204,765	$10,431,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$212,752	$96,123
Accrued liabilities	108,302	320,526

Total current liabilities	321,054	416,649

Commitments, Contingencies and Subsequent Events	—	—

Stockholders’ Equity:
Common stock; 1,000,000,000 shares of $.00001 par value
authorized, 696,487,734 and 696,487,734 shares issued
and outstanding	6,965	6,965
Additional paid-in capital	73,136,594	73,136,594
Deficit accumulated during the development stage	(64,259,848)	(63,128,306)
Discount on warrants	—	—

Total stockholders’ equity	8,883,711	10,015,253

Total liabilities and stockholders’ equity	$9,204,765	$10,431,902

See notes to condensed consolidated financial statements

Advanced Viral Research Corp.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			Inception
			(February 20,
	Three Months Ended		1984) to
	March 31,		March 31,
	2005	2004	2005

Revenues	$—	$—	$231,892

Costs and Expenses:
Research and development	422,315	457,418	21,857,033
General and administrative	546,263	772,120	23,715,672
Compensation and other expense for
options and warrants	—	—	4,934,808
Cost in connection with settlement
of distribution agreement	—	687,005	687,005
Depreciation	193,725	207,763	3,798,452
Amortization	6,859	—	126,463

	1,169,162	2,124,306	55,119,433

Loss from Operations	(1,169,162)	(2,124,306)	(54,887,541)

Other Income (Expense):
Interest income	43,871	13,798	1,074,648
Other income	—	—	120,093
Interest expense	(700)	(674,416)	(8,750,537)
Severance expense — former directors	—	—	(302,500)

	43,171	(660,618)	(7,858,296)

Loss from Continuing Operations	(1,125,991)	(2,784,924)	(62,745,837)
(Loss) Income from Discontinued Operations	(5,551)	(6,520)	(1,514,011)

Net Loss	$(1,131,542)	$(2,791,444)	$(64,259,848)

Net Loss Per Common Share
Basic and Diluted:
Continuing operations	$(0.00)	$(0.01)
Discontinued operations	(0.00)	(0.00)

Net loss	$(0.00)	$(0.01)

Weighted Average Number of
Common Shares Outstanding	618,185,983	523,428,036

See notes to condensed consolidated financial statements

Advanced Viral Research Corp.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
	Three Months Ended		(February 20,
	March 31,		1984) to
			March 31,
	2005	2004	2005
Cash Flows from Operating Activities:
Net loss	$(1,131,542)	$(2,791,444)	$(64,259,848)

Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	197,110	211,724	4,397,718
Amortization of patent costs	6,859	—	126,463
Cost in connection with settlement of distribution agreement	—	687,005	687,005
Amortization of debt issuance costs	—	232,374	1,303,524
Amortization of deferred interest cost on beneficial
conversion feature of convertible debenture	—	426,064	5,423,579
Amortization of discount on warrants	—	—	1,681,533
Amortization of discount on warrants — consulting services	—	—	230,249
Amortization of deferred compensation cost	—	—	760,500
Issuance of common stock for debenture interest	—	13,603	237,486
Issuance of common stock for services	—	—	1,586,000
Compensation expense for options and warrants	—	—	3,876,380
Changes in operating assets and liabilities:
(Increase) decrease in other current assets	(42,075)	(28,925)	(179,324)
(Increase) decrease in other assets	(35,878)	(21,523)	(1,942,333)
Increase (decrease) in accounts payable and accrued liabilities	(95,597)	(181,222)	327,254

Total adjustments	30,419	1,339,100	18,516,034

Net cash used by operating activities	(1,101,123)	(1,452,344)	(45,743,814)

Cash Flows from Investing Activities:
Purchase of investments	—	—	(6,292,979)
Proceeds from sale of investments	—	—	6,292,979
(Acquisition) disposal of property and equipment	(32,520)	—	(4,369,563)

Net cash provided (used) by investing activities	(32,520)	—	(4,369,563)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible debt	—	900,000	14,569,388
Proceeds from sale of securities, net of issuance costs	—	3,027,500	43,410,584
Proceeds from common stock subscribed but not issued	—	—	1,163,900
Payments under litigation settlement	—	—	(1,050,647)
Payments under capital lease	—	—	(420,581)
Payments on note payable	—	(7,701)	(111,320)
Recovery of subscription receivable written off	—	—	19,000

Net cash provided by financing activities	—	3,919,799	57,580,324

Net Increase (Decrease) in Cash and Cash Equivalents	(1,133,643)	2,467,455	7,466,947

Cash and Cash Equivalents, Beginning	8,600,590	270,936	—

Cash and Cash Equivalents, Ending	$7,466,947	$2,738,391	$7,466,947

Supplemental Disclosure of Non-Cash Financing Activities:
Cash paid during the period for interest	$700	$2,375

Supplemental Schedule of Non-Cash Investing and Financing Activities:
A note was issued in 2003 for approximately $16,000 to secure an obligation to an agency of New York State.

See notes to condensed consolidated financial statements

Advanced Viral Research Corp.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position as of March 31, 2005 and results of operations for the three months ended March 31, 2005 and 2004 and cash flows for the three months ended March 31, 2005 and 2004. All such adjustments are of a normal recurring nature. Certain general and administrative expenses from inception relating to consulting services were reclassified to compensation expense for options and warrants to be consistent with current presentation.

The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Certain amounts in prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

NOTE 2. LIQUIDITY CONSIDERATIONS

As indicated in the accompanying financial statements, the Company has incurred accumulated net losses of $64,259,848 since inception and is dependent upon registration of AVR118 for sale before it can begin commercial operations. The Company’s cash position may be inadequate to pay all the costs associated with operations and is inadequate to cover the full range of testing and clinical trials required by the FDA. Unless and until AVR118 is approved for sale in the United States or another industrially developed country, the Company will be dependent upon the continued sale of its securities, debt or equity financing for funds to meet its cash requirements.

The Company’s cash requirements to date have been satisfied by the sale of its securities. The Company’s most recent sale of securities took place in February 2004 when the Company entered into an agreement with private investors. In this February 2004 financing arrangement, for an aggregate purchase price of $12 million, the Company agreed to sell an aggregate of (i) 120 million shares of common stock; and (ii) warrants to purchase 15 million shares of common stock through February 2, 2007 at a per share purchase price of $.20 per share: 3,750,000 of the warrants are exercisable from February 5, 2004 through February 2, 2007; 3,750,000 of the warrants are exercisable from May 5, 2004 through February 2, 2007; 3,750,000 of the warrants are exercisable from August 4, 2004 through February 2, 2007; and 3,750,000 of the warrants are exercisable from November 3, 2004 through February 2, 2007. The funding took place in four equal stages of $3 million each, once every 90 days on February 5, May 5, August 4 and November 3, 2004.

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

Advanced Viral Research Corp.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
(Continued)

NOTE 3. RESEARCH AND DEVELOPMENT, CLINICAL TRIALS AND DRUG TESTING

In November 2004, the Company submitted an Investigational New Drug (IND) application to the FDA to initiate a clinical development program for the systemic use of AVR118 in patients with advanced malignancies. In December 2004, the FDA notified the Company that its IND application was allowed, and that the Company could proceed with its planned Phase II, multi-center study in the United States to examine the safety, tolerability and efficacy of AVR118 in patients with advanced cancer who are suffering from symptoms of progressive disease (the “Phase II study”).

In March 2005, in collaboration with The Biomedical Research Alliance of New York (“BRANY”), the Company began to recruit and enroll patients to participate in the Phase II study. Among the several investigators for the Phase II study is James D’Olimpio, M.D., a member of the Company’s Scientific Advisory Board.

The Phase II study is designed to evaluate the effect of a 4.0 ml dose of AVR118 administered to patients with systemic symptoms related to advanced cancers who are not candidates for, or who do not wish to receive, chemotherapy. Patients will be on the drug for three weeks in order to compare treatment versus no treatment, after which the results of the study will be analyzed. Those patients who did not receive AVR118 during the first three weeks will be permitted to take the drug for three weeks. Patients who appear to benefit from treatment may be eligible to remain on AVR118, generating longer term safety data. Forty adult patients with advanced cancer are expected to be entered into the study. Eligible patients will be between the ages of 18 and 80, will have a Karnofsky performance score between 40 and 80, and a life expectancy of more than four months.

In 2004 the Company completed a Phase I/II open-label, dose-escalation clinical trial in Israel of injectable AVR118 for cachectic patients with AIDS who may or may not have been receiving anti-retroviral therapy or highly active anti-retroviral therapy (HAART). The Company’s objective for this study was to determine the safety and tolerability of AVR118. All 30 patients contemplated under the study protocol completed the study. Interim results of the clinical study were presented at The American Society of Clinical Oncology’s (ASCO) 40th Annual Meeting held in June 2004. The final results of the study were presented at the 2005 Annual Assembly of the American Academy of Hospice and Palliative Medicine and Hospice and Palliative Nurses Association held in January 2005. Results from the patients in three different dose groups of AVR118 showed improvement in appetite, weight gain or stability, body mass index, and fat percentage with more significant improvements in the two higher dose levels. None of the patients reported any serious side effects associated with AVR118 therapy. The costs associated with the clinical studies in Israel were $1,858,000.

In March 2004, the Company retained the services of MediVector, Inc. (a biopharmaceutical consulting firm) to perform data management, statistical analysis and report writing for the Israeli clinical trials and other patient experiences with AVR118. In April 2004, the Company appointed Carol Epstein, MD, a co-founder of MediVector, Inc. as acting Medical Director to Advanced Viral Research Corp. In this newly appointed position, Dr. Epstein is to help guide the Company in the clinical development of AVR118, including choice of clinical indications, design and preparation of protocols for clinical trials, analysis of compiled data, the processing of adverse events in clinical trials, writing clinical sections of the IND and meeting with the FDA. As of March 31, 2005, the Company has incurred approximately $803,000 in consulting fees to MediVector.

Advanced Viral Research Corp.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
(Continued)

NOTE 3. RESEARCH AND DEVELOPMENT, CLINICAL TRIALS AND DRUG TESTING (Continued)

It is possible that the results of clinical trials of AVR118 will not prove that AVR118 is safe and effective. It is also possible that the FDA will not approve the sale of AVR118 in the United States if the Company submits an NDA. It is not known at this time how later stage clinical trials will be conducted, if at all. Even if the data demonstrates that AVR118 is safe and effective, obtaining approval of the NDA could take years and require financing of amounts not presently available to us.

Conducting the clinical trials of AVR118 will require significant cash expenditures. AVR118 may never be approved for commercial distribution by any country. Because the Company’s research and development expenses and clinical trial expenses will be charged against earnings for financial reporting purposes, the Company expect that losses from operations will continue to be incurred for the near future. The Company currently does not have sufficient funds to complete all phases of clinical trials of AVR118 which are necessary to permit the commercial sale of AVR118.

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

Pursuant to the agreement, Dr. Hawkins received an option to purchase 40 million shares of common stock through February 2009. The option vests in increments of 666,667 on a monthly basis, and is exercisable at five different prices, as follows: (i) $0.12 for the first 8 million option shares; (ii) $0.129 for the next 8 million option shares; (iii) $0.139 for the next 8 million option shares; (iv) $0.149 for the next 8 million shares and (v) $0.160 for the last 8 million option shares. If Dr. Hawkins is terminated for cause or if she voluntarily resigns without cause, the option shall expire for all option shares which have as of such date not become exercisable but shall survive with respect to option shares that have become exercisable as of such date, provided however, that she shall have 90 days to exercise such surviving options. Upon the termination of Dr. Hawkins’ employment for other reasons, the option shall immediately become exercisable for that number of option shares equal to the number of option shares which would have been subject to exercise by Dr. Hawkins during the then current term of the employment agreement (without giving effect to any extensions thereof).

Advanced Viral Research Corp.
(A Development Stage Company)

NOTES TO CONDENSED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
(Continued)

NOTE 5. OPTIONS GRANTED TO OFFICERS, BOARD OF DIRECTORS AND ADVISORY BOARDS

From time to time, the Company has granted options to purchase common stock to various members of the Board of Directors and Advisory Boards for their services. The following is a summary of those options that have been recently granted.

Shares Underlying
Stock Options
Outstanding at December 31, 2004	98,429,825

Granted	9,550,000
Exercised	0
Forfeited	(1,600,000)

Outstanding at March 31, 2005	106,379,825

BOARD OF DIRECTORS

In January 2005, the Company granted options to purchase an aggregate of 9,550,000 shares of the Company’s common stock to certain members of the Board of Directors and various committees of the Board of Directors. Options to purchase these shares are exercisable at $0.14 per share and vest 25% immediately, 25% on July 11, 2005, 25% on October 11, 2005 and 25% on January 11, 2006 through January 10, 2015. The fair value of the options was estimated to be $1,287,625 ($0.1348 per option) based upon a financial analysis of the terms of the options using the Black-Scholes pricing model with the following assumptions: expected volatility of 200%; a risk-free interest rate of 4.26% and on expected holding period of ten years. The Company will recognize the fair value of the options as compensation expense on a pro-forma basis based on the percentage vested at each vesting period.

In January 2005, David Seligman passed away. Before his death he was a member of the Board of Directors, the Audit Committee and the Compensation Committee.

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

Advanced Viral Research Corp.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
(Continued)

NOTE 5. OPTIONS GRANTED TO OFFICERS, BOARD OF DIRECTORS AND ADVISORY BOARDS (Continued)

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

	Three Months Ended March 31,
	2005	2004
Net loss as reported	$(1,131,542)	$(2,791,444)
Total stock-based compensation expense
determined under fair value based
method for all awards, net of related
tax effects	(662,562)	(1,283,093)

Pro forma net loss	$(1,794,104)	$(4,074,537)

Earnings per share — basic and diluted:
As reported	($0.00)	($0.01)

Pro forma	($0.00)	($0.01)

In December 2004, FASB issued “Share-Based Payment” an Amendment of FASB Statements No. 123 that will significantly change the accounting for employee stock options and other equity-based compensation. The standard requires companies to expense the fair value of stock options on the grant date and is effective for annual periods beginning after June 15, 2005. In accordance with the revised statement, the expense attributable to stock options granted or vested subsequent to January 1, 2006 will be required to be recognized.

Advanced Viral Research Corp.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
(Continued)

NOTE 6. COMMITMENTS AND CONTINGENCIES

POTENTIAL CLAIM FOR ROYALTIES

The Company may be subject to claims from certain third parties for royalties due on sale of AVR118. The Company has not as yet received any notice of claim from such parties.

LACK OF PATENT PROTECTION

At March 31, 2005 the Company has 12 issued U.S. patents, two issued Australian patents and one patent in China. The Company currently has eight patent applications pending with the U.S. Patent Office and 19 foreign patent applications. The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing a similar product. There can be no assurance that such patents, if obtained, will be enforceable.

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

On February 9, 2004, the Company entered into a termination and release agreement with DCT, S.R.L. and certain of its affiliates pursuant to which a distribution agreement and various testing agreements with DCT, along with any and all distribution rights and rights to royalties or fees thereunder, were terminated. In addition, the agreement provides that any and all intellectual property rights relating to the terminated agreements were the property of the Company, and the parties released each other from claims relating thereto. In consideration, the Company agreed to pay DCT $60,000 and granted warrants to purchase an aggregate of 5 million shares of common stock to certain of DCT’s affiliates at an exercise price of $0.16 through February 8, 2009. In addition, the recipients of the warrants agreed not to sell more than an aggregate of two million shares of common stock in any six-month period through February 8, 2009. The fair value of the warrants was estimated to be $687,005 ($0.1374 per warrant) based on a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 156%; a risk free interest rate of 3.03% and an expected holding period of five years. This amount is reflected on the March 31, 2005 Condensed Consolidated Statement of Operations as “Cost in connection with termination of distribution agreement.”

Advanced Viral Research Corp.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
(Continued)

NOTE 7. SECURITIES PURCHASE AGREEMENTS

STOCK PURCHASE AGREEMENTS

From time to time, the Company has issued warrants to purchase common stock to various parties as part of a stock purchase agreement or a settlement. The following is a summary of those warrants that have been issued:

Warrants
Outstanding at December 31, 2004	90,423,909

Granted	—
Exercised	—
Forfeited	(8,590,908)

Outstanding at March 31, 2005	81.833,001

On February 5, 2004, in connection with a private offering transaction pursuant to Section 4(2) of the Securities Act, the Company entered into an agreement with private investors, whereby the Company agreed to sell an aggregate of 120 million shares of common stock and warrants to purchase 15 million shares of common stock for an aggregate purchase price of $12 million. Pursuant to the agreement, the funding took place in four equal stages of $3 million each, once every 90 days on February 5, May 5, August 4 and November 3, 2004. There were no conditions precedent to the investors’ obligation to close other than the accuracy of its representations and warrants and the Company’s compliance with the agreement. The warrants have an exercise price of $0.20 per share and are exercisable at any time through February 2, 2007. In addition, the Company granted demand and piggyback registration rights to the investors for the shares issued or issuable in connection with the transaction. One of the private investors is a former member of the Company’s Board of Directors.

PRIVATE EQUITY LINE OF CREDIT

On April 28, 2003, the Company entered into an equity line of credit with Cornell Capital Partners LP. Pursuant to the equity line of credit, the Company may, at its discretion, periodically sell to Cornell Capital Partners Capital shares of common stock for a total purchase price of up to $50 million over a three-year period. For each share of common stock purchased under the equity line of credit, Cornell Capital Partners Capital will pay the Company 100% of the lowest closing bid price of its common stock on the over-the-counter Bulletin Board or other principal market on which its common stock is traded for the five days immediately following the notice date. Further, Cornell Capital Partners Capital is entitled to a retain 5% of each advance under the equity line of credit. The Company’s obligation to sell its common stock is conditioned, at its option, upon the per share purchase price being equal to or greater than a minimum acceptable price, set by the Company on the advance notice date, which may not be set any closer than 7.5% below the closing bid price of its common stock the day prior to the notice date.

Advanced Viral Research Corp.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
(Continued)

NOTE 8. DISCONTINUED OPERATIONS

During 2002, the Board of Directors approved a plan to sell Advance Viral Research, Ltd., the Company’s Bahamian subsidiary. SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale to be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented were reclassified as discontinued operations. The following table details the amounts reclassified to discontinued operations:

			Inception
	Three Months		(February 20, 1984)
	Ended March 31,		to March 31,
	2004	2005	2005

Revenues	$—	$—	$—

Costs and Expenses:
General and administrative	2,823	2,166	1,345,537
Depreciation	3,961	3,385	305,226

	6,784	5,551	1,650,763

Loss from Operations	(6,784)	(5,551)	(1,650,763)
Other Income	264	—	136,752

Discontinued operations	$(6,520)	$(5,551)	$(1,514,011)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements of Advanced Viral Research Corp. included in Item 1 of this Quarterly Report on Form 10-Q. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

OVERVIEW

     Since our incorporation in Delaware in July 1985, we have been engaged primarily in research and development activities. We have not generated significant operating revenues, and as of March 31, 2005 we had incurred an accumulated deficit of $64,260,000. Our ability to generate substantial operating revenue depends upon our success in gaining FDA approval for the commercial use and distribution of AVR118. Substantially all of our research and development efforts have been devoted to drug development.

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

     In 2004 we completed a Phase I/II open-label, dose-escalation clinical trial in Israel of injectable AVR118 for cachectic patients with AIDS who may or may not have been receiving anti-retroviral therapy or highly active anti-retroviral therapy (HAART). Our objective for this study was to determine the safety and tolerability of AVR118. All 30 patients contemplated under the study protocol completed the study. Interim results of the clinical study were presented at The American Society of Clinical Oncology’s (ASCO) 40th Annual Meeting held in June 2004. The final results of the study were presented at the 2005 Annual Assembly of the American Academy of Hospice and Palliative Medicine and Hospice and Palliative Nurses Association held in January 2005. Results from the patients in three different dose groups of AVR118 showed improvement in appetite, weight gain or stability, body mass index, and fat percentage with more significant improvements in the two higher dose levels. None of the patients reported any serious side effects associated with AVR118 therapy. The costs associated with the clinical studies in Israel were $1,858,000.

     In November 2004 we submitted an Investigational New Drug (IND) application to the FDA to initiate a clinical development program for the systemic use of AVR118 in patients with advanced malignancies. In December 2004, the FDA notified us that our IND application was allowed, and that we could proceed with our planned Phase II, multi-center study in the United States to examine the safety, tolerability and efficacy of AVR118 in patients with advanced cancer who are suffering from symptoms of progressive disease (the “Phase II study”).

     In March 2005, in collaboration with The Biomedical Research Alliance of New York (“BRANY”), we began to recruit and enroll patients to participate in the Phase II study. Among the several investigators for the Phase II study is James D’Olimpio, M.D., a member of our Scientific Advisory Board.

     The Phase II study is designed to evaluate the effect of a 4.0 ml dose of AVR118 administered to patients with systemic symptoms related to advanced cancers who are not candidates for, or who do not wish to receive, chemotherapy. Patients will be on the drug for three weeks in order to compare treatment versus no treatment, after which the results of the study will be analyzed. Those patients who did not receive AVR118 during the first three weeks will be permitted to take the drug for three weeks. Patients who appear to benefit from treatment may be eligible to remain on AVR118, generating longer term safety data. Forty adult patients with advanced cancer are expected to be entered into the study. Eligible patients will be between the ages of 18 and 80, will have a Karnofsky performance score between 40 and 80, and a life expectancy of more than four months.

     The costs relating to our research and development efforts for the years 2000, 2001, 2002, 2003, 2004 and the three months ended March 31, 2005 are presented below.

COSTS RELATING TO RESEARCH AND DEVELOPMENT EFFORTS
FROM JANUARY 2000 THROUGH MARCH 31, 2005

		1ST QTR	1ST QTR	2000-2005
COST CATEGORY	2000-2004	2004	2005	TO DATE
Hospital fees
Phase I (topical)	254,246	—	—	254,246
Phase I/II (Israel AIDS, leukemia/lymphoma, solid tumor)	210,000	29,750	—	210,000
Phase II cancer study (US)	—	—	1,800	1,800
Lab fees	143,199	18,523	—	143,199
Insurance cost	52,554	(927)	4,250	56,804

TOTAL CLINICAL FEES	659,999	47,346	6,050	666,049

IND preparation/maintenance	286,209	—	—	286,209
CRO clinical trial management Phase I (topical)	47,527	—	—	47,527
Phase I/II AIDS (Israel)	1,431,292	47,731	16,627	1,447,919
Argentina patient experiences	253,168	—	—	253,168
Data management & study reports	398,974	27,500	100,841	499,815
Clinical & Regulatory consulting	1,645,539	58,947	117,117	1,762,656

TOTAL CLINICAL/REGULATORY OPERATIONS	4,062,709	134,178	234,585	4,297,294

General lab supplies	1,047,295	3,757	8,576	1,055,871
Toxicology	197,135	—	—	197,135
Contracted R&D	617,368	—	—	617,368
Validation	705,249	—	—	705,249
Drug preparation and support	1,982,421	—	—	1,982,421
Salary & Facility allocations	6,592,418	271,165	173,104	6,765,522
R & D Travel Expenses	37,721	972	—	37,721

TOTAL PRECLINICAL RESEARCH & DEVELOPMENT	11,179,607	275,894	181,680	11,361,287

TOTAL RESEARCH AND DEVELOPMENT	15,902,315	457,418	422,315	16,324,630

     During 2002, the Board of Directors approved a plan to sell Advance Viral Research Ltd. (“AVR Ltd”), our Bahamian subsidiary. The decision was based upon the completion of construction on our facility in Yonkers, New York capable of providing all functions previously provided by the Freeport, Bahamas plant. The assets of AVR Ltd. have been classified on our Condensed Consolidated Balance Sheet at March 31, 2005 and December 31, 2004 as Assets held for Sale. AVR Ltd. had no liabilities as of March 31, 2005 and December 31, 2004, except inter-company payables which have been eliminated in consolidation. The operations for AVR Ltd. have been classified in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and March 31, 2004 as Loss from Discontinued Operations.

     On February 5, 2004, in connection with a private offering transaction pursuant to Section 4(2) of the Securities Act, we entered into an agreement with private investors, whereby we agreed to sell an aggregate of 120 million shares of our common stock and warrants to purchase 15 million shares of our common stock for an aggregate purchase price of $12 million. Pursuant to the agreement, the funding took place in four equal stages of $3 million each, once every 90 days on February 5, May 5, August 4 and November 3, 2004. There were no conditions precedent to the investors’ obligation to close other than the accuracy of our representations and warrants and our compliance with the agreement. The warrants have an exercise price of $0.20 per share and are exercisable at any time through February 2, 2007. In addition, we granted demand and piggyback registration rights to the investors for the shares issued or issuable in connection with the transaction. One of the private investors is a former member of our Board of Directors.

     The independent registered public accounting firm’s report on our consolidated financial statements for the fiscal year ended December 31, 2004 includes an emphasis paragraph regarding certain liquidity considerations. Note 2 to the Condensed Consolidated Financial Statements states that our cash position may be inadequate to pay all the costs associated with the full range of testing and clinical trials of AVR118 required by the FDA, and, unless and until AVR118 is approved for sale in the United States or another industrially developed country, we may be dependent upon the continued sale of our securities, debt or equity financing for funds to meet our cash requirements. We believe that cash flows from sales of securities and from current financing arrangements will be sufficient to fund our current operations. Although we may not be successful in doing so, we intend to continue to sell our securities in an attempt to mitigate the effects of our cash position. No assurance can be given that equity or debt financing, if and when required, will be available or that additional securities will be authorized beyond the current authorization of 1 billion shares of our common stock.

     Our offices are located at 200 Corporate Boulevard South, Yonkers, New York 10701. Our telephone number is (914) 376-7383. We have also established a website: www.adviral.com. Information contained on our website is not a part of this report.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 VS. MARCH 31, 2004

     For the three months ended March 31, 2005 we incurred losses from continuing operations of $1,126,000 vs. $2,785,000 for the three months ended March 31, 2004. Our losses were attributable primarily to:

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses decreased 8% to $422,000 for the three months ended March 31, 2005 from $457,000 for the three months ended March 31, 2004. The decrease in research and development expenses primarily resulted from:

•	research and development expenditures relating to salaries, payroll taxes and benefits were $126,000 for the three months ended March 31, 2005 vs. $224,000 for the three months ended March 31, 2004. This reduction reflects the elimination of the salary expense associated with Shalom Hirschman, M.D., who left the Company at the end of 2004. For the three months ended March 31, 2005, 50% of our payroll and related expenses were allocated to research and development expense;

•	clinical testing fees were $6,000 for the three months ended March 31, 2005 vs. $47,000 for the three months ended March 31, 2004. The decrease was primarily attributable to the completion of the Israeli clinical trials in 2004; and

•	expenses associated with clinical and regulatory activities were $235,000 for the three months ended March 31, 2005 vs. $134,000 for the three months ended March 31, 2004. The increase was primarily attributable to higher data management costs and clinical and regulatory consulting costs.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased 29% to $546,000 for the three months ended March 31, 2005 from $772,000 for the three months ended. March 31, 2004. The decrease in general and administrative expenses primarily resulted from:

•	decreased professional fees of $71,000 for the three months ended March 31, 2005 vs. $112,000 for the three months ended March 31, 2004; and

•	decreased payroll and related expenses of $125,000 for the three months ended March 31, 2005 vs. $186,000 for the three months ended March 31, 2004, primarily due to the resignation in April 2004 of our former CFO.

     COST IN CONNECTION WITH SETTLEMENT OF DISTRIBUTION AGREEMENT. Under the terms of a termination and release agreement with DCT entered in February 2004, warrants for five million shares of our common stock were issued. The fair value of these warrants was estimated to be $687,000.

     DEPRECIATION EXPENSE. Depreciation expense decreased 7% to $194,000 from $208,000 for the three months ended March 31, 2005 vs. March 31, 2004, respectively, due to assets acquired in prior years that were fully depreciated in 2005.

     AMORTIZATION EXPENSE. Amortization expense increased to $7,000 from $0 for the three months ended March 31, 2005 vs. March 31, 2004, respectively, resulting primarily from the recognition of the reduced useful life of granted patents.

     INTEREST INCOME (EXPENSE). Interest income increased 214% to $44,000 for the three months ended March 31, 2005 from $14,000 for the three months ended March 31, 2004 reflecting our increased cash balances invested in money market accounts. Interest expense decreased to $1,000 for three months ended March 31,2005 from $674,000 for the three months ended March 31, 2004 (of which $672,000 was non-cash interest expense charges). Included in the interest expense are:

	3 Months Ended March 31,
Interest Expense	2005	2004
Beneficial conversion feature convertible debt	$—	$426,000
Interest expense convertible debt	—	14,000
Amortization of discount on certain warrants	—	—
Amortization of loan costs	—	232,000
Miscellaneous interest expense	1,000	2,000

Total interest expense	$1,000	$674,000

     LOSS FROM CONTINUING OPERATIONS. Losses from continuing operations decreased 60% to $1,126,000 for the three months ended March 31, 2005 from $2,785,000 for the three months ended March 31, 2004. This decrease resulted primarily from a decrease in general and administrative expenses and interest expense.

     LOSS FROM DISCONTINUED OPERATIONS. Losses from discontinued operations for the three months ended March 31, 2005 and March 31, 2004 were $6,000 and $7,000 respectively, which losses resulted from our 99% owned Bahamian subsidiary, Advance Viral Research Ltd. held for sale. During 2002, our Board of Directors approved a plan to sell Advance Viral Research Ltd.

     REVENUES. We had no revenues for the three months ended March 31, 2005 or March 31, 2004.

LIQUIDITY

     As of March 31, 2005, we had current assets of $7,624,000 compared to $8,718,000 as of December 31, 2004. We had total assets of $9,205,000 and $10,432,000 at March 31, 2005 and December 31, 2004, respectively. The decrease in current and total assets was primarily attributable to the use of cash on hand to fund current operations. We had current liabilities of $321,000 compared to $417,000 as of December 31, 2004. The decrease in current liabilities was primarily attributable to the payment of operating expenses.

     During the three months ended March 31, 2005, we used cash of $1,101,000 for operating activities, as compared to $1,452,000 during the three months ended March 31, 2004. During the three months ended March 31, 2005, our expenses included:

•	$251,000 for payroll and related costs primarily for administrative staff, scientific personnel and executive officers;

•	$241,000 for expenditures for AVR118 research;

•	$110,000 for insurance costs;

•	$109,000 for rent and utilities for our Yonkers facility;

•	$107,000 for other professional and consulting fees; and

•	$43,000 recruiting costs and public relations.

     During the three months ended March 31, 2005, no cash was provided by financing activities.

     On February 5, 2004, in connection with a private offering transaction pursuant to Section 4(2) of the Securities Act, we entered into an agreement with private investors, whereby we agreed to sell an aggregate of 120 million shares of our common stock and warrants to purchase 15 million shares of our common stock for an aggregate purchase price of $12 million. Pursuant to the agreement, the funding took place in four equal stages of $3 million each, once every 90 days on February 5, May 5, August 4 and November 3, 2004. There were no conditions precedent to the investors’ obligation to close other than the accuracy of our representations and warrants and our compliance with the agreement. The warrants have an exercise price of $0.20 per share and are exercisable at any time through February 2, 2007. In addition, we granted demand and piggyback registration rights to the investors for the shares issued or issuable in connection with the transaction. One of the private investors is a former member of our Board of Directors.

     We have no off-balance sheet transactions. The following table shows total contractual payment obligations as of March 31, 2005 but does not include any amounts for estimated costs to complete research and development efforts.

CAPITAL RESOURCES

     We have and continue to be dependent upon the proceeds from the continued sale of securities and convertible debentures for the funds required to continue operations at present levels and to fund further research and development activities. The following table summarizes sales of our securities over the last two years.

				Purchase Price
			Convertible /	Conversion Price /	Maturity /
Date Issued	Gross Proceeds	Security Issued	Exercisable Into	Exercise Price	Expiration Date
Dec-2002 &	$1,100,000	Common stock	13,750,000 shares	$0.08 per share	n/a
Mar-2003		Warrants	9,075,000 shares	$0.12 per share	12/2007 – 3/2008
Apr-May 2003	$562,000	Common stock	7,337,500 shares	$0.08 per share	n/a
Apr-2003	$1,000,000	Convertible debenture	22,484,276 shares	(fully converted)	4/2008
		Warrants	15,000,000 shares	$0.091 per share	4/2008
June 2003	$125,000	Common stock	1,562,500 shares	$0.08 per share	n/a
		Warrants	1,109,375 shares	$0.12 per share	6/2008
July 2003	$1,500,000	Convertible debenture	22,929,167 shares	(fully converted)	7/2008
Sep 2003	$1,081,000	Common stock	21,620,000 shares	$0.05 per share	n/a
		Warrants	13,188,200 shares	$0.10 per share	9/2008
Jan 2004	$1,000,000	Convertible debenture	12,558,219 shares	(fully converted)	1/2009
Dec. 2003 &	$325,000	Common stock	2,166,666 shares	$0.15 per share	n/a
Jan 2004		Warrants	931,666 shares	$0.19 per share	1/2009
Feb 2004	$3,000,000	Common stock	30,000,000 shares	$0.10 per share	n/a
		Warrants	15,000,000 shares	$0.20 per share	2/2007
May 2004	$3,000,000	Common stock	30,000,000 shares	$0.10 per share	n/a
Aug 2004	$3,000,000	Common stock	30,000,000 shares	$0.10 per share	n/a
Nov 2004	$3,000,000	Common stock	30,000,000 shares	$0.10 per share	n/a

OUTSTANDING SECURITIES

     Currently, in addition to the 696,487,734 shares of our common stock outstanding of May 13, 2005: (i) 155.1 million shares of common stock are issuable pursuant to outstanding stock options at exercise prices ranging from $0.052 to $0.36, of which options to purchase 114.7 million shares are currently exercisable; (ii) 81.8 million shares of common stock are issuable pursuant to outstanding warrants at prices ranging from $0.091 to $1.00, all of which warrants are currently exercisable. The foregoing does not include shares issuable pursuant to an Equity Line of Credit Agreement with Cornell Capital Partners entered in April 2003.

     If all of the foregoing securities were fully issued, exercised and/or converted, as the case may be, we would receive proceeds of $41.3 million, and we would have 933.4 million shares of common stock outstanding. The sale or availability for sale of this number of shares of common stock in the public market could depress the market price of the common stock. Additionally, the sale or availability for sale of this number of shares may lessen the likelihood that additional equity financing will be available to us, on favorable or unfavorable terms. Furthermore, the sale or availability for sale of this number of shares could limit the annual amount of net operating loss carryforwards that could be utilized.

     In December 2003, we registered 95,712,595 shares that may be issued under the equity line of credit. There is a possibility that we may not currently have sufficient authorized shares to issue all of the shares underlying the equity line of credit and outstanding convertible securities and a proposal may be required to be placed before the stockholders to facilitate an increase in the number of authorized shares within the next several years. Based on the 696.5 million shares of stock currently outstanding, we do not have sufficient authorized shares of common stock to draw down the entire $50 million available under the equity line of credit at an assumed stock price of $0.10 per share. To increase the number of authorized shares of our common stock, we would need to obtain stockholder approval. We are uncertain that we could obtain this approval based on the dilutive effect of the issuance of shares under the equity line of credit.

PROJECTED EXPENSES

     During the next 12 months, we expect to incur significant expenditures relating to operating expenses and expenses relating to regulatory filings and clinical trials for AVR118.

     We believe that our current liquid assets and cash flows from the sale of securities and current financing arrangements will be sufficient to fund our current operations, but will be inadequate to cover the full range of testing and clinical trials required by the FDA. Any proceeds received from the exercise of outstanding options or warrants will contribute to working capital and increase our budget for research and development and clinical trials and testing, assuming AVR118 receives subsequent approvals to justify such increased levels of operation. The recent prevailing market price for shares of common stock has from time to time been below the exercise prices of certain of our outstanding options or warrants. As such, recent trading levels may not be sustained nor may any additional options or warrants be exercised. If none of the outstanding options or warrants is exercised, and we obtain no other additional financing, in order for us to achieve the level of operations contemplated by management, management anticipates that we will have to materially limit or suspend operations. We are currently seeking debt financing, licensing agreements, joint ventures and other sources of financing, but the likelihood of obtaining such financing on favorable terms is uncertain. Management is not certain whether, at present, debt or equity financing will be readily obtainable or whether it will be on favorable terms. Because of the large uncertainties involved in the FDA approval process for commercial drug use on humans, it is possible that we will never be able to sell AVR118 commercially.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest rates is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments due to their relatively short term nature. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest income.

ITEM 4. CONTROLS AND PROCEDURES

     As of March 31, 2005 an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Acting Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2005 in providing reasonable assurances that material information required to be disclosed is included on a timely basis in the reports it files with the Securities and Exchange Commission. Furthermore, management noted that no changes occurred during the quarter ended March 31, 2005 that materially affected, or would be reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On January 11, 2005, we granted to certain of our directors options to purchase an aggregate of 9,550,000 shares of our common stock at an exercise price of $0.135 for a period of ten years pursuant to an exemption from registration afforded by Section 4(2) of the Act. The foregoing grants did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale, and the Company took appropriate measures to restrict transfer.

     We did not repurchase any shares of our common stock during the fiscal quarter ended March 31, 2005.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS. The following Exhibits are filed with this Report:

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) REPORTS ON FORM 8-K.

     We filed a Current Report on Form 8-K dated January 27, 2005 with respect to Item 5.02 relating to the death of David Seligman, a former member of our Board of Directors.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED VIRAL RESEARCH CORP.
Date: May 13, 2005	By:	/s/ Elma S. Hawkins PhD, MBA
Elma S. Hawkins, PhD, MBA
President and Chief Executive Officer

By:	/s/ Martin Bookman
Martin Bookman, Acting Chief Financial Officer
(Principal Financial and Accounting Officer)