Form 10-Q
period 2005-06-30
ADVANCED VIRAL RESEARCH CORP
filed 2005-08-11
CIK 786623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended
JUNE 30, 2005
OR
☐ TRANSITION REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _________________
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
Yes   ☐   No    ☑
Indicate the number of shares of the registrant’s Common Stock outstanding as of the close of business on August 10, 2005: 696,487,734

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

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31,
	(Unaudited)	2004
ASSETS
Current Assets:
Cash and cash equivalents	$6,563,106	$8,600,590
Prepaid insurance	99,592	82,508
Other current assets	31,937	34,947

Total current assets	6,694,635	8,718,045

Property and Equipment, Net	261,458	531,104
Assets held for sale	117,969	127,246
Other Assets	1,134,939	1,055,507

Total assets	$8,209,001	$10,431,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$135,848	$96,123
Accrued liabilities	123,263	320,526

Total current liabilities	259,111	416,649

Commitments, Contingencies and Subsequent Events	—	—

Stockholders’ Equity:
Common stock; 1,000,000,000 shares of $.00001 par value authorized, 696,487,734 and 696,487,734 shares issued and outstanding	6,965	6,965
Additional paid-in capital	73,136,594	73,136,594
Deficit accumulated during the development stage	(65,193,669)	(63,128,306)

Total stockholders’ equity	7,949,890	10,015,253

Total liabilities and stockholders’ equity	$8,209,001	$10,431,902

See notes to condensed consolidated financial statements

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					Inception
	Three Months Ended		Six Months Ended		(February 20,
	June 30,		June 30,		1984) to
					June 30,
	2005	2004	2005	2004	2005
Revenues	$—	$—	$—	$—	$231,892

Costs and Expenses:
Research and development	352,808	532,387	775,123	989,805	22,209,841
General and administrative	489,793	482,321	1,036,056	1,254,441	24,205,465
Compensation and other expense for options and warrants	—	—	—	—	4,934,808
Cost in connection with settlement of distribution agreement	—	—	—	687,005	687,005
Depreciation	117,834	204,530	311,559	412,293	3,916,286
Amortization	10,785	—	17,644	—	137,248

	971,220	1,219,238	2,140,382	3,343,544	56,090,653

Loss from Operations	(971,220)	(1,219,238)	(2,140,382)	(3,343,544)	(55,858,761)

Other Income (Expense):
Interest income	48,296	25,195	92,167	38,993	1,122,944
Other income	—	—	—	—	120,093
Interest expense	(2,139)	(9,351)	(2,838)	(683,767)	(8,752,675)
Severance expense — former directors	—	—	—	—	(302,500)

	46,157	15,844	89,329	(644,774)	(7,812,138)

Loss from Continuing Operations	(925,063)	(1,203,394)	(2,051,053)	(3,988,318)	(63,670,899)
Loss from Discontinued Operations	(8,759)	(5,622)	(14,310)	(12,142)	(1,522,770)

Net Loss	$(933,822)	$(1,209,016)	$(2,065,363)	$(4,000,460)	$(65,193,669)

Net Loss Per Common Share
Basic and Diluted:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding	696,487,734	621,266,986	696,487,734	602,726,723

See notes to condensed consolidated
financial statements

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
	Six Months Ended		(February 20,
	June 30,		1984) to
			June 30,
	2005	2004	205
Cash Flows from Operating Activities:
Net loss	$(2,065,363)	$(4,000,460)	$(65,193,669)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	322,737	419,895	4,523,345
Amortization of patent costs	17,643	—	137,247
Cost in connection with settlement of distribution agreement	—	687,005	687,005
Amortization of debt issuance costs	—	232,374	1,303,524
Amortization of deferred interest cost on beneficial conversion feature of convertible debenture	—	431,152	5,423,579
Amortization of discount on warrants	—	—	1,681,533
Amortization of discount on warrants — consulting services	—	—	230,249
Amortization of deferred compensation cost	—	—	760,500
Issuance of common stock for debenture interest	—	16,096	237,486
Issuance of common stock for services	—	—	1,586,000
Compensation expense for options and warrants	—	—	3,876,380
Changes in operating assets and liabilities:
(Increase) decrease in other current assets	(15,974)	(70,254)	(153,223)
(Increase) decrease in other assets	—	—	(819,060)
Increase (decrease) in accounts payable and accrued liabilities	(157,538)	(200,408)	265,313

Total adjustments	166,868	1,515,860	19,739,878

Net cash used by operating activities	(1,898,495)	(2,484,600)	(45,453,791)

Cash Flows from Investing Activities:
Purchase of investments	—	—	(6,292,979)
Proceeds from sale of investments	—	—	6,292,979
Patent costs incurred	(97,075)	(89,523)	(1,184,470)
(Acquisition) disposal of property and equipment	(41,914)	(7,687)	(4,378,957)

Net cash provided (used) by investing activities	(138,989)	(97,210)	(5,563,427)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible debt	—	900,000	14,569,388
Proceeds from sale of securities, net of issuance costs	—	6,307,500	43,410,584
Proceeds from common stock subscribed but not issued	—	(280,000)	1,163,900
Payments under litigation settlement	—	—	(1,050,647)
Payments under capital lease	—	—	(420,581)
Payments on note payable	—	(10,324)	(111,320)
Recovery of subscription receivable written off	—	—	19,000

Net cash provided by financing activities	—	6,917,176	57,580,324

Net Increase (Decrease) in Cash and Cash Equivalents	(2,037,484)	4,335,366	6,563,106

Cash and Cash Equivalents, Beginning	8,600,590	270,936	—

Cash and Cash Equivalents, Ending	$6,563,106	$4,606,302	$6,563,106

Supplemental Disclosure of Non-Cash Financing Activities:
Cash paid during the period for interest	$2,839	$4,145

See notes to condensed consolidated
financial statements

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements as of June 30, 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position as of June 30, 2005 and results of operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004. All such adjustments are of a normal recurring nature. Certain general and administrative expenses from inception relating to consulting services were reclassified to compensation expense for options and warrants to be consistent with current presentation.
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
NOTE 2. LIQUIDITY CONSIDERATIONS
As indicated in the accompanying financial statements, the Company has incurred accumulated net losses of $65,193,669 since inception and is dependent upon registration of AVR118 for sale before it can begin commercial operations. The Company’s cash position may be inadequate to pay all the costs associated with operations and is inadequate to cover the full range of testing and clinical trials required by the FDA. Unless and until AVR118 is approved for sale in the United States or another industrially developed country, the Company will be dependent upon the continued sale of its securities, debt or equity financing for funds to meet its cash requirements.
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
Management believes that cash flows from the foregoing agreement will be sufficient to fund current operations. Management intends to continue to sell the Company’s securities in an attempt to meet its cash flow requirements; however, no assurance can be given that equity or debt financing, if and when required, will be available.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)
NOTE 3. RESEARCH AND DEVELOPMENT, CLINICAL TRIALS AND DRUG TESTING
In November 2004, the Company submitted an Investigational New Drug (IND) application to the FDA to initiate a clinical development program for the systemic use of AVR118 in patients with advanced malignancies. In late December 2004, the FDA notified the Company that its IND application was allowed, and that the Company could proceed with its planned Phase II, multi-center study in the United States to examine the safety, tolerability and efficacy of AVR118 in patients with advanced cancer who are suffering from symptoms of progressive disease (the “Phase II Study”).
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
In 2004 the Company completed a Phase I/II open-label, dose-escalation clinical trial in Israel of injectable AVR118 for cachectic patients with AIDS who may or may not have been receiving anti-retroviral therapy or highly active anti-retroviral therapy (HAART). The Company’s objective for this study was to determine the safety and tolerability of AVR118. All 30 patients contemplated under the study protocol completed the study. Interim results of the clinical study were presented at the American Society of Clinical Oncology’s (ASCO) 40th Annual Meeting held in June 2004. The final results of the study were presented at the 2005 Annual Assembly of the American Academy of Hospice and Palliative Medicine and Hospice and Palliative Nurses Association held in January 2005. Results from the patients in three different dose groups of AVR118 showed improvement in appetite, weight gain or stability, body mass index, and fat percentage with more significant improvements in the two higher dose levels. None of the patients reported any serious side effects associated with AVR118 therapy. The costs associated with the clinical studies in Israel were $1,862,000.
In March 2004, the Company retained the services of MediVector, Inc. (a biopharmaceutical consulting firm) to perform data management, statistical analysis and report writing for the Israeli clinical trials and other patient experiences with AVR118. In April 2004, the Company appointed Carol Epstein, MD, a co-founder of MediVector, Inc. as acting Medical Director to Advanced Viral Research Corp. In this appointed position, Dr. Epstein will help guide the Company in the clinical development of AVR118, including choice of clinical indications, design and preparation of protocols for clinical trials, analysis of compiled data, the processing of adverse events in clinical trials, writing clinical sections of the IND and meeting with the FDA. As of June 30, 2005, the Company has incurred approximately $938,000 in consulting fees to MediVector.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)
NOTE 3. RESEARCH AND DEVELOPMENT, CLINICAL TRIALS AND DRUG TESTING (Continued)
It is possible that the results of clinical trials of AVR118 will not prove that AVR118 is safe and effective. It is also possible that the FDA will not approve the sale of AVR118 in the United States if the Company submits a new drug application, or NDA. It is not known at this time how later stage clinical trials will be conducted, if at all. Even if the data demonstrates that AVR118 is safe and effective, obtaining approval of the NDA could take years and require financing of amounts not presently available to us.
Conducting the clinical trials of AVR118 will require significant cash expenditures. AVR118 may never be approved for commercial distribution by any country. Because the Company’s research and development expenses and clinical trial expenses will be charged against earnings for financial reporting purposes, the Company expects that losses from operations will continue to be incurred for the near future. The Company currently does not have sufficient funds to complete all phases of clinical trials of AVR118 which are necessary to permit the commercial sale of AVR118.
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

Shares Underlying
Stock Options
Outstanding at December 31, 2004	98,429,825

Granted	9,550,000
Exercised	0
Forfeited	(1,600,000)

Outstanding at June 30, 2005	106,379,825

BOARD OF DIRECTORS
In January 2005, the Company granted options to purchase an aggregate of 9,550,000 shares of the Company’s common stock to certain members of the Board of Directors and various committees of the Board of Directors. Options to purchase these shares are exercisable at $0.14 per share and vest 25% immediately, 25% on April 11, 2005, 25% on July 11, 2005, and 25% on October 11, 2005 through January 10, 2015. The fair value of the options was estimated to be $1,287,625 ($0.1348 per option) based upon a financial analysis of the terms of the options using the Black-Scholes pricing model with the following assumptions: expected volatility of 200%; a risk-free interest rate of 4.26% and an expected holding period of ten years. The Company will recognize the fair value of the options as compensation expense on a pro-forma basis based on the percentage vested at each vesting period.
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

	Six Months Ended June 30,
	2005	2004
Net loss as reported	$(2,065,363)	$(4,000,460)
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,257,776)	(2,339,954)

Pro forma net loss	$(3,323,139)	$(6,340,414)

Earnings per share — basic and diluted:
As reported	($0.00)	($0.01)

Pro forma	($0.00)	($0.01)

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
LACK OF PATENT PROTECTION
At June 30, 2005 the Company has 12 issued U.S. patents, two issued Australian patents, one Mexican patent and two patents in China. The Company currently has 9 patent applications pending with the U.S. Patent Office and 20 foreign patent applications. The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing a similar product. There can be no assurance that such patents, if obtained, will be enforceable.
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
On February 9, 2004, the Company entered into a termination and release agreement with DCT, S.R.L. and certain of its affiliates pursuant to which a distribution agreement and various testing agreements with DCT, along with any and all distribution rights and rights to royalties or fees thereunder, were terminated. In addition, the agreement provides that any and all intellectual property rights relating to the terminated agreements were the property of the Company, and the parties released each other from claims relating thereto. In consideration, the Company agreed to pay DCT $60,000 and granted warrants to purchase an aggregate of 5 million shares of common stock to certain of DCT’s affiliates at an exercise price of $0.16 through February 8, 2009. In addition, the recipients of the warrants agreed not to sell more than an aggregate of two million shares of common stock in any six-month period through February 8, 2009. The fair value of the warrants was estimated to be $687,005 ($0.1374 per warrant) based on a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 156%; a risk free interest rate of 3.03% and an expected holding period of five years. This amount is reflected on the June 30, 2004 Consolidated Statement of Operations as “Cost in connection with settlement of distribution agreement.”

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
(UNAUDITED) (Continued)
NOTE 7. SECURITIES PURCHASE AGREEMENTS
STOCK PURCHASE AGREEMENTS
From time to time, the Company has issued warrants to purchase common stock to various parties as part of a stock purchase agreement or a settlement. The following is a summary of those warrants that have been issued:

Warrants
Outstanding at December 31, 2004	90,423,909

Granted	—
Exercised	—
Forfeited	(8,590,908)

Outstanding at June 30, 2005	81,833,001

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
PRIVATE EQUITY LINE OF CREDIT
On April 28, 2003, the Company entered into an equity line of credit with Cornell Capital Partners LP. Pursuant to the equity line of credit, the Company may, at its discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $50 million over a three-year period. For each share of common stock purchased under the equity line of credit, Cornell Capital Partners will pay the Company 100% of the lowest closing bid price of its common stock on the over-the-counter Bulletin Board or other principal market on which its common stock is traded for the five days immediately following the notice date. Further, Cornell Capital Partners is entitled to retain 5% of each advance under the equity line of credit. The Company’s obligation to sell its common stock is conditioned, at its option, upon the per share purchase price being equal to or greater than a minimum acceptable price, set by the Company on the advance notice date, which may not be set any closer than 7.5% below the closing bid price of its common stock the day prior to the notice date.

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

					Inception
	Three Months		Six Months		(February 20, 1984)
	Ended June 30,		Ended June 30,		to June 30,
	2005	2004	2005	2004	2005
Revenues	$—	$—	$—	$—	$—

Costs and Expenses:
General and administrative	966	1,982	3,133	4,805	1,346,503
Depreciation	7,793	3,640	11,177	7,601	313,019

	8,759	5,622	14,310	12,406	1,659,522

Loss from Operations	(8,759)	(5,622)	(14,310)	(12,406)	(1,659,522)
Other Income	—	—	—	264	136,752

Discontinued operations	(8,759)	$(5,622)	$(14,310)	$12,142	$(1,522,770)

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
OVERVIEW
     Since our incorporation in Delaware in July 1985, we have been engaged primarily in research and development activities. We have not generated significant operating revenues, and as of June 30, 2005 we had incurred an accumulated deficit of $65,194,000. Our ability to generate substantial operating revenue depends upon our success in gaining FDA approval for the commercial use and distribution of AVR118. Substantially all of our research and development efforts have been devoted to drug development.
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
     In 2004 we completed a Phase I/II open-label, dose-escalation clinical trial in Israel of injectable AVR118 for cachectic patients with AIDS who may or may not have been receiving anti-retroviral therapy or highly active anti-retroviral therapy (HAART). Our objective for this study was to determine the safety and tolerability of AVR118. All 30 patients contemplated under the study protocol completed the study. Interim results of the clinical study were presented at The American Society of Clinical Oncology’s (ASCO) 40th Annual Meeting held in June 2004. The final results of the study were presented at the 2005 Annual Assembly of the American Academy of Hospice and Palliative Medicine and Hospice and Palliative Nurses Association held in January 2005. Results from the patients in three different dose groups of AVR118 showed improvement in appetite, weight gain or stability, body mass index, and fat percentage with more significant improvements in the two higher dose levels. None of the patients reported any serious side effects associated with AVR118 therapy. The costs associated with the clinical studies in Israel were $1,862,000.
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

     The costs relating to our research and development efforts for the years 2000, 2001, 2002, 2003, 2004 and the three and six months ended June 30, 2005 are presented below.
COSTS RELATING TO RESEARCH AND DEVELOPMENT EFFORTS
FROM JANUARY 2000 THROUGH JUNE 30, 2005

		3 Months	6 Months
		ended	ended	2000-2005
COST CATEGORY	2000-2004	6/30/05	6/30/05	TO DATE
Hospital fees
Phase I (topical)	254,246	—	—	254,246
Phase I/II (Israel AIDS, leukemia/lymphoma, solid tumor)	210,000	—	—	210,000
Phase II cancer study (US)	—	25,388	27,188	27,188
Lab fees	143,199	—	—	143,199
Insurance cost	52,554	4,250	8,500	61,054

TOTAL CLINICAL FEES	659,999	29,638	35,688	695,687

IND preparation/maintenance	286,209	—	—	286,209
CRO clinical trial management
Phase I (topical)	47,527	—	—	47,527
Phase I/II AIDS (Israel)	1,431,292	—	16,627	1,447,919
Argentina patient experiences	253,168	—	—	253,168
Data management & study reports	398,974	28,855	129,696	528,670
Clinical & Regulatory consulting	1,645,539	120,363	237,480	1,883,019

TOTAL CLINICAL/REGULATORY OPERATIONS	4,062,709	149,218	383,803	4,446,512

General lab supplies	1,047,295	8,928	17,504	1,064,799
Toxicology	197,135	—	—	197,135
Contracted research & development	617,368	—	—	617,368
Validation	705,249	—	—	705,249
Drug preparation and support	1,982,421	—	—	1,982,421
Salary & Facility allocations	6,592,418	165,024	338,128	6,930,546
R&D Miscellaneous Expenses	37,721	—	—	37,721

TOTAL PRECLINICAL RESEARCH & DEVELOPMENT	11,179,607	173,952	355,632	11,535,239

TOTAL RESEARCH AND DEVELOPMENT	15,902,315	352,808	775,123	16,677,438

     During 2002, the Board of Directors approved a plan to sell Advance Viral Research Ltd. (“AVR Ltd”), our Bahamian subsidiary. The decision was based upon the completion of construction on our facility in Yonkers, New York capable of providing all functions previously provided by the Freeport, Bahamas plant. The assets of AVR Ltd. have been classified on our Consolidated Balance Sheet at June 30, 2005 and December 31, 2004 as Assets held for Sale. AVR Ltd. had no liabilities as of June 30, 2005 and December 31, 2004, except inter-company payables which have been eliminated in consolidation. The operations for AVR Ltd. have been classified in the Consolidated Statements of Operations for the three and six months ended June 30, 2005 and June 30, 2004 as Loss from Discontinued Operations.
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
RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 VS. JUNE 30, 2004
     For the three and six months ended June 30, 2005 we incurred losses from continuing operations of $925,000 and $2,051,000 vs. $1,203,000 and $3,988,000 for the three and six months ended June 30, 2004. Our losses were attributable primarily to:
     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses decreased 34% and 22% to $353,000 and $775,000 for the three and six months ended June 30, 2005 from $532,000 and $990,000 for the three and six months ended June 30, 2004. The decrease in research and development expenses primarily resulted from:
•	Research and development expenditures relating to salaries, benefits and facilities were $165,000 and $338,000 for the three and six months ended June 30, 2005 vs. $260,000 and $531,000 for the three and six months ended June 30, 2004. This reduction reflects the elimination of the salary expense associated with Shalom Hirschman, M.D., who left the Company at the end of 2004. For the three and six months ended June 30, 2005, 47% and 48% respectively of our payroll and related expenses were allocated to research and development expense;

•	Clinical testing fees were $30,000 and $36,000 for the three and six months ended June 30, 2005 vs. $51,000 and $98,000 for the three and six months ended June 30, 2004. The decrease was primarily attributable to the completion of the Israeli clinical trials in 2004;

•	Expenses associated with clinical and regulatory activities were $149,000 and $384,000 for the three and six months ended June 30, 2005 vs. $216,000 and $350,000 for the three and six months ended June 30, 2004. The decrease for the three months ended June 30, 2005 vs. 2004 was primarily attributable to higher data management costs in 2004 relating to the preparation of the IND. The increase for the six months ended June 30, 2005 vs. 2004 was primarily attributable to higher regulatory consulting costs in preparation for the current Phase II Study; and
     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased 2% to $490,000 and decreased 17% to $1,036,000 for the three and six months ended June 30, 2005 from $482,000 and $1,254,000 for the three and six months ended. June 30, 2004. The changes in general and administrative expenses primarily resulted from:
•	Increased professional fees of $60,000 for the three months ended June 30, 2005 and decreased professional fees of $132,000 for the six months ended June 30, 2005 vs. $55,000 and $167,000 for the three and six months ended June 30, 2004;

•	Decreased payroll and related expenses of $129,000 and $254,000 for the three and six months ended June 30, 2005 vs. $148,000 and $334,000 for the three and six months ended June 30,2004, primarily due to the resignation in April 2004 of our former CFO; and
     COST IN CONNECTION WITH SETTLEMENT OF DISTRIBUTION AGREEMENT. Under the terms of a termination and release agreement with DCT entered in February 2004, warrants for five million shares of our common stock were issued. The fair value of these warrants was estimated to be $687,000.

     DEPRECIATION EXPENSE. Depreciation expense decreased 42% and 24% to $118,000 and 312,000 from $205,000 and $412,000 for the three and six months ended June 30, 2005 vs. June 30 2004, respectively, due to assets acquired in prior years that were fully depreciated in 2005.
     AMORTIZATION EXPENSE. Amortization expense increased to $11,000 and $18,000 from $0 for the three and six months ended June 30, 2005 vs. the three and six months ended June 30, 2004, respectively, as the company began amortizing patents which were placed in service.
     INTEREST INCOME (EXPENSE). Interest income increased 92% and 136% to $48,000 and $92,000 for the three and six months ended June 30, 2005 from $25,000 and $39,000 for the three and six months ended June 30, 2004 reflecting our increased cash balances invested in money market accounts. Interest expense decreased to $2,000 and $3,000 for three and six months ended June 30, 2005 from $9,000 and $684,000 for the three and six months ended June 30, 2004 (of which $679,000 was non-cash interest expense charges). Included in the interest expense are:

	3 Months Ended June 30		6 Months Ended June 30
Interest Expense	2005	2004	2005	2004
Beneficial conversion feature convertible debt	$—	$5,000	$—	$431,000
Interest expense convertible debt	—	2,000	—	16,000
Amortization of discount on certain warrants	—	—	—	—
Amortization of loan costs	—	—	—	232,000
Miscellaneous interest expense	2,000	2,000	3,000	5,000

Total interest expense	$2,000	$9,000	$3,000	$684,000

     LOSS FROM CONTINUING OPERATIONS. Losses from continuing operations decreased 23% and 49% to $925,000 and $2,051,000 for the three and six months ended June 30, 2005 from $1,203,000 and $3,988,000 for the three and six months ended June 30, 2004. This decrease resulted primarily from a decrease in research and development expenses, general and administrative expenses and interest expense.
     LOSS FROM DISCONTINUED OPERATIONS. Losses from discontinued operations were $9,000 and $14,000 for the three and six months ended June 30, 2005 compared to $6,000 and $12,000 for the three and six months ended June 30, 2004 ,which losses resulted from our 99% owned Bahamian subsidiary, Advance Viral Research Ltd. held for sale. During 2002, our Board of Directors approved a plan to sell Advance Viral Research Ltd.
     REVENUES. We had no revenues for the three and six months ended June 30, 2005 or for the three and six months ended June 30, 2004.
LIQUIDITY
     As of June 30, 2005, we had current assets of $6,695,000 compared to $8,718,000 as of December 31, 2004. We had total assets of $8,209,000 and $10,432,000 at June 30, 2005 and December 31, 2004, respectively. The decrease in current and total assets was primarily attributable to the use of cash on hand to fund current operations. We had current liabilities of $259,000 compared to $417,000 as of December 31, 2004. The decrease in current liabilities was primarily attributable to the payment of an executive performance bonus.
     During the six months ended June 30, 2005, we used cash of $1,898,000 for operating activities, as compared to $2,485,000 during the six months ended June 30, 2004. During the six months ended June 30, 2005, our expenses included:
•	$499,000 for payroll and related costs primarily for administrative staff, scientific personnel and executive officers;

•	$419,000 for expenditures for AVR118 research; and

•	$220,000 for insurance costs;

•	$213,000 for rent and utilities for our Yonkers facility;

•	$200,000 for other professional and consulting fees;

•	$62,000 in recruiting costs and public relations.
     During the six months ended June 30, 2005, no cash was provided by financing activities.
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
OUTSTANDING SECURITIES
     Currently, in addition to the 696,487,734 shares of our common stock outstanding as of August 10, 2005: (i) 155.1 million shares of common stock are issuable pursuant to outstanding stock options at exercise prices ranging from $0.052 to $0.36, of which options to purchase 116.2 million shares are currently exercisable; (ii) 81.8 million shares of common stock are issuable pursuant to outstanding warrants at prices ranging from $0.091 to $1.00, all of which warrants are currently exercisable. The foregoing does not include shares issuable pursuant to the Equity Line of Credit Agreement with Cornell Capital Partners entered in April 2003.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
ITEM 4. CONTROLS AND PROCEDURES
     As of June 30, 2005, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Acting Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2005 in providing reasonable assurances that material information required to be disclosed is included on a timely basis in the reports it files with the Securities and Exchange Commission. Furthermore, management noted that no changes occurred during the quarter ended June 30, 2005 that materially affected, or would be reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
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
     We did not repurchase any shares of our common stock during the fiscal quarter ended June 30, 2005.

     ITEM 6. EXHIBITS
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

ADVANCED VIRAL RESEARCH CORP.
Date: August 11, 2005	By:	/s/ Elma S. Hawkins PhD
Elma S. Hawkins, PhD
President and Chief Executive Officer

	By:	/s/ Martin Bookman
Martin Bookman, Acting Chief Financial Officer
(Principal Financial and Accounting Officer)