Form 10-Q
period 2005-09-30
ADVANCED VIRAL RESEARCH CORP
filed 2005-11-14
CIK 786623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended
SEPTEMBER 30, 2005
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
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares of the registrant’s Common Stock outstanding as of the close of business on November 11, 2005: 696,587,734

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

Advanced Viral Research Corp.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$5,486,949	$8,600,590
Prepaid insurance	86,121	82,508
Other current assets	32,588	34,947

Total current assets	5,605,658	8,718,045

Property and Equipment, Net	276,222	531,104
Assets Held for Sale	115,144	127,246
Other Assets	1,167,472	1,055,507

Total assets	$7,164,496	$10,431,902

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$134,154	$96,123
Accrued liabilities	105,887	320,526

Total current liabilities	240,041	416,649

Commitments, Contingencies and Subsequent Events	—	—

Stockholders’ Equity:
Common stock; 1,000,000,000 shares of $.00001 par value authorized, 696,587,734 and 696,487,734 shares issued and outstanding	6,966	6,965
Additional paid-in capital	73,145,593	73,136,594
Deficit accumulated during the development stage	(66,228,104)	(63,128,306)

Total stockholders’ equity	6,924,455	10,015,253

Total liabilities and stockholders’ equity	$7,164,496	$10,431,902

See notes to condensed consolidated financial statements

Advanced Viral Research Corp.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					Inception
					(February 20,
	Three Months Ended		Nine Months Ended		1984) to
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005
Revenues	$—	$—	$—	$—	$231,892

Costs and Expenses:
Research and development	587,627	546,356	1,362,750	1,536,161	22,797,468
General and administrative	484,089	491,017	1,520,145	1,745,458	24,689,554
Compensation and other expense for options and warrants	—	5,784	—	5,784	4,934,808
Cost in connection with settlement of distribution agreement	—	—	—	687,005	687,005
Depreciation and Amortization	2,188	200,471	331,391	612,764	4,055,722

	1,073,904	1,243,628	3,214,286	4,587,172	57,164,557

Loss from Operations	(1,073,904)	(1,243,628)	(3,214,286)	(4,587,172)	(56,932,665)

Other Income (Expense):
Interest income	44,841	33,166	137,008	72,159	1,167,785
Other income	—	—	—	—	120,093
Interest expense	(1,547)	(2,962)	(4,386)	(686,729)	(8,754,223)
Severance expense — former directors	—	—	—	—	(302,500)

	43,294	30,204	132,622	(614,570)	(7,768,845)

Loss from Continuing Operations	(1,030,610)	(1,213,424)	(3,081,664)	(5,201,742)	(64,701,510)
Loss from Discontinued Operations	(3,824)	(13,091)	(18,134)	(25,233)	(1,526,594)

Net Loss	$(1,034,434)	$(1,226,515)	$(3,099,798)	$(5,226,975)	$(66,228,104)

Net Loss Per Common Share
Basic and Diluted:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding	696,531,067	655,341,067	696,502,178	620,914,224

See notes to condensed consolidated financial statements

Advanced Viral Research Corp.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
	Nine Months Ended		(February 20,
	September 30,		1984) to
			September 30,
	2005	2004	2005
Cash Flows from Operating Activities:
Net loss	$(3,099,798)	$(5,226,975)	$(66,228,104)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and Amortization	344,428	623,814	4,664,640
Cost in connection with settlement of distribution agreement	—	687,005	687,005
Amortization of debt issuance costs	—	232,374	1,303,524
Amortization of deferred interest cost on beneficial conversion feature of convertible debenture	—	431,383	5,423,579
Amortization of discount on warrants	—	—	1,681,533
Amortization of discount on warrants — consulting services	—	—	230,249
Amortization of deferred compensation cost	—	—	760,500
Issuance of common stock for debenture interest	—	16,383	237,486
Issuance of common stock for services	—	—	1,586,000
Compensation expense for options and warrants	—	5,784	3,876,380
Changes in operating assets and liabilities:
Increase in other current assets	(2,189)	(96,368)	(139,438)
(Increase) decrease in other assets	—	6,461	(819,060)
Increase (decrease) in accounts payable and accrued liabilities	(176,608)	(162,971)	246,243

Total adjustments	165,631	1,743,865	19,738,641

Net cash used by operating activities	(2,934,167)	(3,483,110)	(46,489,463)

Cash Flows from Investing Activities:
Purchase of investments	—	—	(6,292,979)
Proceeds from sale of investments	—	—	6,292,979
Patent costs incurred	(139,990)	(115,845)	(1,227,385)
(Acquisition) disposal of property and equipment	(48,484)	(12,454)	(4,385,527)

Net cash provided (used) by investing activities	(188,474)	(128,299)	(5,612,912)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible debt	—	900,000	14,569,388
Proceeds from sale of securities, net of issuance costs	9,000	9,307,500	43,419,584
Proceeds from common stock subscribed but not issued	—	(280,000)	1,163,900
Payments under litigation settlement	—	—	(1,050,647)
Payments under capital lease	—	—	(420,581)
Payments on note payable	—	(14,261)	(111,320)
Recovery of subscription receivable written off	—	—	19,000

Net cash provided by financing activities	9,000	9,913,239	57,589,324

Net Increase (Decrease) in Cash and Cash Equivalents	(3,113,641)	6,301,830	5,486,949

Cash and Cash Equivalents, Beginning	8,600,590	270,936	—

Cash and Cash Equivalents, Ending	$5,486,949	$6,572,766	$5,486,949

See notes to condensed consolidated financial statements

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Continued)
INCEPTION (FEBRUARY 20, 1984) TO SEPTEMBER 2005

					Deficit
					Accumulated
	Amount	Common Stock		Additional	during the
	Per			Paid-In	Development
	Share	Shares	Amount	Capital	Stage	Total
Balance, December 31, 2004	$—	696,487,734	$6,965	$73,136,594	$(63,128,306)	$10,015,253

Exercise of stock option	0.09000	100,000	1	8,999	—	9,000
Net loss, nine months ended September 30, 2005	—	—	—	—	(3,099,798)	(3,099,798)

Balance, September 30, 2005		696,587,734	$6,966	$73,145,593	$(66,228,104)	$6,924,455

See notes to condensed consolidated financial statements

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of September 30, 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position as of September 30, 2005 and results of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004. All such adjustments are of a normal recurring nature. Certain general and administrative expenses from inception relating to consulting services were reclassified to compensation expense for options and warrants to be consistent with current presentation.

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

Certain amounts in prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

NOTE 2.	LIQUIDITY CONSIDERATIONS

As indicated in the accompanying financial statements, the Company has incurred accumulated net losses of $66,228,104 since inception and is dependent upon registration of AVR118 for sale before it can begin commercial operations. The Company’s cash position may be inadequate to pay all the costs associated with operations and is inadequate to cover the full range of testing and clinical trials required by the FDA. Unless and until AVR118 is approved for sale in the United States or another industrially developed country, the Company will be dependent upon the continued sale of its securities, debt or equity financing for funds to meet its cash requirements.

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

In October 2005 the Company initiated a Phase I, double-blind, placebo-controlled, randomized, single center, safety study with AVR118 in type 2 diabetic subjects in the U.S. Approximately 30 patients are expected to be entered in the study, the primary objective of which is to explore the effect of 4.0 ml AVR118 given subcutaneously on blood glucose in subjects with type 2 diabetes who are on sulfonylureas and/or metformin, as compared to subjects not receiving AVR118. Sulfonylureas and metformin are commonly used drugs to control type 2 diabetes. Additional objectives of this study are to explore the mechanism of action of AVR118 in potentially decreasing blood glucose in patients with type 2 diabetes and to explore the effect, if any, of AVR118 on other blood parameters associated with type 2 diabetes.

In 2004 the Company completed a Phase I/II open-label, dose-escalation clinical trial in Israel of injectable AVR118 for cachectic patients with AIDS who may or may not have been receiving anti-retroviral therapy or highly active anti-retroviral therapy (HAART). The Company’s objective for this study was to determine the safety and tolerability of AVR118. All 30 patients contemplated under the study protocol completed the study. Interim results of the clinical study were presented at the American Society of Clinical Oncology’s (ASCO) 40th Annual Meeting held in June 2004. The final results of the study were presented at the 2005 Annual Assembly of the American Academy of Hospice and Palliative Medicine and Hospice and Palliative Nurses Association held in January 2005. Results from the patients in three different dose groups of AVR118 showed improvement in appetite, weight gain or stability, body mass index, and fat percentage with more significant improvements in the two higher dose levels. None of the patients reported any serious side effects associated with AVR118 therapy. The costs associated with the clinical studies in Israel were $1,869,000.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 3.	RESEARCH AND DEVELOPMENT, CLINICAL TRIALS AND DRUG TESTING (Continued)

In March 2004, the Company retained the services of MediVector, Inc. (a biopharmaceutical consulting firm) to perform data management, statistical analysis and report writing for the Israeli clinical trials and other patient experiences with AVR118. In April 2004, the Company appointed Carol Epstein, MD, a co-founder of MediVector, Inc. as acting Medical Director to Advanced Viral Research Corp. In this appointed position, Dr. Epstein will help guide the Company in the clinical development of AVR118, including choice of clinical indications, design and preparation of protocols for clinical trials, analysis of compiled data, the processing of adverse events in clinical trials, writing clinical sections of the IND and meeting with the FDA. As of September 30, 2005, the Company has incurred approximately $1,201,000 in consulting fees to MediVector, compared to $379,000 for the nine months ended September 30, 2004.

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

Shares Underlying
Stock Options
Outstanding at December 31, 2004	98,429,825
Granted	9,550,000
Exercised	—
Forfeited	(1,600,000)

Outstanding at September 30, 2005	106,379,825

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

	Nine Months Ended September 30,
	2005	2004
Net loss as reported	$(3,099,798)	$(5,226,975)
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,901,116)	(3,314,077)

Pro forma net loss	$(5,000,914)	$(8.541,052)

Earnings per share — basic and diluted:
As reported	($0.00)	($0.01)

Pro forma	($0.01)	($0.02)

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

LACK OF PATENT PROTECTION

At September 30, 2005 the Company has 13 issued U.S. patents, two issued Australian patents, one Mexican patent and two patents in China. The Company currently has 7 patent applications pending with the U.S. Patent Office and 21 foreign patent applications. The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing a similar product. There can be no assurance that such patents, if obtained, will be enforceable.

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

On February 9, 2004, the Company entered into a termination and release agreement with DCT, S.R.L. and certain of its affiliates pursuant to which a distribution agreement and various testing agreements with DCT, along with any and all distribution rights and rights to royalties or fees thereunder, were terminated. In addition, the agreement provides that any and all intellectual property rights relating to the terminated agreements were the property of the Company, and the parties released each other from claims relating thereto. In consideration, the Company agreed to pay DCT $60,000 and granted warrants to purchase an aggregate of 5 million shares of common stock to certain of DCT’s affiliates at an exercise price of $0.16 through February 8, 2009. In addition, the recipients of the warrants agreed not to sell more than an aggregate of two million shares of common stock in any six-month period through February 8, 2009. The fair value of the warrants was estimated to be $687,005 ($0.1374 per warrant) based on a financial analysis of the terms of the warrants using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 156%; a risk free interest rate of 3.03% and an expected holding period of five years. This amount is reflected on the September 30, 2004 Consolidated Statement of Operations as “Cost in connection with settlement of distribution agreement.”

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

STOCK PURCHASE AGREEMENTS

From time to time, the Company has issued warrants to purchase common stock to various parties as part of a stock purchase agreement or a settlement. The following is a summary of those warrants that have been issued:

Warrants
Outstanding at December 31, 2004	90,423,909

Granted	—
Exercised	—
Forfeited	(8,590,908)

Outstanding at September 30, 2005	81,833,001

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

					Inception
	Three Months		Nine Months		(February 20, 1984) to
	Ended September 30,		Ended September 30,		September 30,
	2005	2004	2005	2004	2005
Revenues	$—	$—	$—	$—	$—

Costs and Expenses:
General and administrative	3,793	9,643	6,925	14,448	1,350,296
Depreciation	1,859	3,448	13,037	11,049	314,878

	5,652	13,091	19,962	25,497	1,665,174

Loss from Operations	(5,652)	(13,091)	(19,962)	(25,497)	(1,665,174)
Other Income	1,828	—	1,828	264	138,580

Discontinued operations	$(3,824)	$(13,091)	$(18,134)	$(25,233)	$(1,526,594)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW
     Since our incorporation in Delaware in July 1985, we have been engaged primarily in research and development activities. We have not generated significant operating revenues, and as of September 30, 2005 we had incurred an accumulated deficit of $66,228,000. Our ability to generate substantial operating revenue depends upon our success in gaining FDA approval for the commercial use and distribution of AVR118. Substantially all of our research and development efforts have been devoted to drug development.
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
     In 2004 we completed a Phase I/II open-label, dose-escalation clinical trial in Israel of injectable AVR118 for cachectic patients with AIDS who may or may not have been receiving anti-retroviral therapy or highly active anti-retroviral therapy (HAART). Our objective for this study was to determine the safety and tolerability of AVR118. All 30 patients contemplated under the study protocol completed the study. Interim results of the clinical study were presented at The American Society of Clinical Oncology’s (ASCO) 40th Annual Meeting held in June 2004. The final results of the study were presented at the 2005 Annual Assembly of the American Academy of Hospice and Palliative Medicine and Hospice and Palliative Nurses Association held in January 2005. Results from the patients in three different dose groups of AVR118 showed improvement in appetite, weight gain or stability, body mass index, and fat percentage with more significant improvements in the two higher dose levels. None of the patients reported any serious side effects associated with AVR118 therapy. The costs associated with the clinical studies in Israel were $1,869,000.
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
     In October 2005 we initiated a Phase I, double-blind, placebo-controlled, randomized, single center, safety study with AVR118 in type 2 diabetic subjects in the U.S. Approximately 30 patients are expected to be entered in the study, the primary objective of which is to explore the effect of 4.0 ml AVR118 given subcutaneously on blood glucose in subjects with type 2 diabetes who are on sulfonylureas and/or metformin, as compared to subjects not receiving AVR118. Sulfonylureas and metformin are commonly used drugs to control type 2 diabetes. Additional objectives of this study are to explore the mechanism of action of AVR118 in potentially decreasing blood glucose in patients with type 2 diabetes and to explore the effect, if any, of AVR118 on other blood parameters associated with type 2 diabetes.
     The costs relating to our research and development efforts for the years 2000, 2001, 2002, 2003, 2004 and the three and nine months ended September 30, 2005 are presented below.
COSTS RELATING TO RESEARCH AND DEVELOPMENT EFFORTS
FROM JANUARY 2000 THROUGH SEPTEMBER 30, 2005

		3 Months ended	9 Months ended	2000-2005
COST CATEGORY	2000-2004	9/30/05	9/30/05	TO DATE
Hospital fees
Phase I (topical)	$254,246	$—	$—	$254,246
Phase I/II (Israel AIDS, leukemia/lymphoma, solid tumor)	210,000	—	—	210,000
Phase II cancer study (US)	—	48,524	75,712	75,712
Phase I diabetes study (US)	—	68,940	68,940	68,940
Lab fees	143,199	2,200	2,200	145,399
Insurance cost	52,554	4,250	12,750	65,304

TOTAL CLINICAL FEES	659,999	123,914	159,602	819,601

IND preparation/maintenance	286,209	—	—	286,209
CRO clinical trial management
Phase I (topical)	47,527	—	—	47,527
Phase I/II AIDS (Israel)	1,431,292	—	16,627	1,447,919
Argentina patient experiences	253,168	—	—	253,168
Data management & study reports	398,974	157,804	287,500	686,474
Clinical & Regulatory consulting	1,645,539	115,846	353,326	1,998,865

TOTAL CLINICAL/REGULATORY OPERATIONS	4,062,709	273,650	657,453	4,720,162

General lab supplies	1,047,295	20,450	37,954	1,085,249
Toxicology	197,135	—	—	197,135
Contracted research & development	617,368	—	—	617,368
Validation	705,249	—	—	705,249
Drug preparation and support	1,982,421	—	—	1,982,421
Salary & Facility allocations	6,592,418	169,613	507,741	7,100,159
R&D Miscellaneous Expenses	37,721	—	—	37,721

TOTAL PRECLINICAL RESEARCH & DEVELOPMENT	11,179,607	190,063	545,695	11,725,302

TOTAL RESEARCH AND DEVELOPMENT	$15,902,315	$587,627	$1,362,750	$17,265,065

     During 2002, the Board of Directors approved a plan to sell Advance Viral Research Ltd. (“AVR Ltd”), our Bahamian subsidiary. The decision was based upon the completion of construction on our facility in Yonkers, New York capable of providing all functions previously provided by the Freeport, Bahamas plant. The assets of AVR Ltd. have been classified on our Consolidated Balance Sheet at September 30, 2005 and December 31, 2004 as Assets held for Sale. AVR Ltd. had no liabilities as of September 30, 2005 and December 31, 2004, except inter-company payables which have been eliminated in consolidation. The operations for AVR Ltd. have been classified in the Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and September 30, 2004 as Loss from Discontinued Operations.
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
RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 VS. SEPTEMBER 30, 2004
     For the three and nine months ended September 30, 2005 we incurred losses from continuing operations of $1,031,000 and $3,082,000 vs. $1,213,000 and $5,202,000 for the three and nine months ended September 30, 2004. Our losses were attributable primarily to:
     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses increased 8% and decreased 11% to $588,000 and $1,363,000 for the three and nine months ended September 30, 2005 from $546,000 and $1,536,000 for the three and nine months ended September 30, 2004. The change in research and development expenses primarily resulted from:
•	Research and development expenditures relating to salaries, benefits and facilities were $158,000 and $496,000 for the three and nine months ended September 30, 2005 vs. $265,000 and $797,000 for the three and nine months ended September 30, 2004. This reduction reflects the elimination of the salary expense associated with Shalom Hirschman, M.D., who left the Company at the end of 2004. For the three and nine months ended September 30, 2005, 46% and 47% respectively of our payroll and related expenses were allocated to research and development expense;

•	Clinical testing fees were $124,000 and $160,000 for the three and nine months ended September 30, 2005 vs. $49,000 and $147,000 for the three and nine months ended September 30, 2004. The increase was primarily attributable to the commencement of a Phase II cancer trial and a Phase I diabetes trial;

•	Expenses associated with clinical and regulatory activities were $274,000 and $657,000 for the three and nine months ended September 30, 2005 vs. $228,000 and $578,000 for the three and nine months ended September 30, 2004. The increase for the three and nine months ended September 30, 2005 vs. 2004 was primarily attributable to higher regulatory consulting costs and data management fees for processing the current Phase II cancer study and Phase I diabetes study; and
     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased 1% and 13% to $484,000 and $1,520,000 for the three and nine months ended September 30, 2005 from $491,000 and $1,745,000 for the three and nine months ended September 30, 2004. The changes in general and administrative expenses primarily resulted from:
•	Decreased payroll and related expenses of $129,000 and $387,000 for the three and nine months ended September 30, 2005 vs. $136,000 and $470,000 for the three and nine months ended September 30, 2004, primarily due to the resignation in April 2004 of our former CFO; and
•	Decreased recruiting costs of $0 and $19,000 for the three and nine months ended September 30, 2005 compared to $0 and $117,000 for the three and nine months ended September 30, 2004. The 2004 cost included $105,000 for the hiring of Elma Hawkins, PhD. as our President and Chief Executive Officer.

     COST IN CONNECTION WITH SETTLEMENT OF DISTRIBUTION AGREEMENT. Under the terms of a termination and release agreement with DCT entered in February 2004, warrants for five million shares of our common stock were issued. The fair value of these warrants was estimated to be $687,000.
     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense decreased 99% and 46% to $2,000 and $331,000 from $200,000 and $613,000 for the three and nine months ended September 30, 2005 vs. September 30, 2004, respectively. This was due to assets acquired in prior years that becoming fully depreciated in 2005 and an adjustment of ($79,000) due to a change in the estimate of the useful life of an asset made for the three months and nine months ended September 30, 2005.
     INTEREST INCOME (EXPENSE). Interest income increased 36% and 90% to $45,000 and $137,000 for the three and nine months ended September 30, 2005 from $33,000 and $72,000 for the three and nine months ended September 30, 2004 reflecting our increased cash balances invested in money market accounts. Interest expense decreased to $2,000 and $4,000 for three and nine months ended September 30, 2005 from $3,000 and $687,000 for the three and nine months ended September 30, 2004 (of which $680,000 was non-cash interest expense charges). Included in the interest expense are:

	3 Months Ended		9 Months Ended
Interest Expense	September 30		September 30
	2005	2004	2005	2004
Beneficial conversion feature convertible debt	$—	$—	$—	$431,000
Interest expense convertible debt	—	—	—	17,000
Amortization of discount on certain warrants	—	—	—	—
Amortization of loan costs	—	—	—	232,000
Miscellaneous interest expense	2,000	3,000	4,000	7,000

Total interest expense	$2,000	$3,000	$4,000	$687,000

     LOSS FROM CONTINUING OPERATIONS. Losses from continuing operations decreased 15% and 41% to $1,031,000 and $3,082,000 for the three and nine months ended September 30, 2005 from $1,213,000 and $5,202,000 for the three and nine months ended September 30, 2004. This decrease resulted primarily from a decrease in depreciation for the three months ended September 30, 2005 and a decrease in research and development expenses, general and administrative expenses, depreciation and interest expense for the nine months ended September 30, 2005.
     LOSS FROM DISCONTINUED OPERATIONS. Losses from discontinued operations were $4,000 and $18,000 for the three and nine months ended September 30, 2005 compared to $13,000 and $25,000 for the three and nine months ended September 30, 2004,which losses resulted from our 99% owned Bahamian subsidiary, Advance Viral Research Ltd. held for sale. During 2002, our Board of Directors approved a plan to sell Advance Viral Research Ltd.
     REVENUES. We had no revenues for the three and nine months ended September 30, 2005 or for the three and nine months ended September 30, 2004.
LIQUIDITY
     As of September 30, 2005, we had current assets of $5,606,000 compared to $8,718,000 as of December 31, 2004. We had total assets of $7,164,000 and $10,432,000 at September 30, 2005 and December 31, 2004, respectively. The decrease in current and total assets was primarily attributable to the use of cash on hand to fund current operations. As of September 30, 2005, we had current liabilities of $240,000 compared to $417,000 as of December 31, 2004. The decrease in current liabilities was primarily attributable to the payment of an executive performance bonus.
     During the nine months ended September 30, 2005, we used cash of $2,934,000 for operating activities, as compared to $3,599,000 during the nine months ended September 30, 2004. During the nine months ended September 30, 2005, our expenses included:

•	$747,000 for payroll and related costs primarily for administrative staff, scientific personnel and executive officers;

•	$807,000 for expenditures for AVR118 research; and

•	$327,000 for insurance costs;

•	$310,000 for rent and utilities for our Yonkers facility;

•	$290,000 for other professional and consulting fees;

•	$82,000 in recruiting costs and public relations.
     During the nine months ended September 30, 2005, we used cash for investment activities of $188,000 as compared to $12,000 during the nine months ended September 30, 2004. During the nine months ended September 30, 2005. $140,000 was spent on fees for patent processing and filing and $48,000 on leasehold improvements and equipment purchases.
     During the nine months ended September 30, 2005, $9,000 in cash was provided by financing activities relating to the exercise of outstanding stock options.
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

OUTSTANDING SECURITIES
     Currently, in addition to the 696,587,734 shares of our common stock outstanding as of November 14, 2005: (i) 155.0 million shares of common stock are issuable pursuant to outstanding stock options at exercise prices ranging from $0.052 to $0.36, of which options to purchase 119.6 million shares are currently exercisable; (ii) 73.8 million shares of common stock are issuable pursuant to outstanding warrants at prices ranging from $0.091 to $1.00, all of which warrants are currently exercisable. The foregoing does not include shares issuable pursuant to the Equity Line of Credit Agreement with Cornell Capital Partners entered in April 2003.
     If all of the foregoing securities were fully issued, exercised and/or converted, as the case may be, we would receive proceeds of $37.1 million, and we would have 925.4 million shares of common stock outstanding. The sale or availability for sale of this number of shares of common stock in the public market could depress the market price of the common stock. Additionally, the sale or availability for sale of this number of shares may lessen the likelihood that additional equity financing will be available to us, on favorable or unfavorable terms. Furthermore, the sale or availability for sale of this number of shares could limit the annual amount of net operating loss carryforwards that could be utilized.
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
ITEM 4. CONTROLS AND PROCEDURES
     As of September 30, 2005, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Acting Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2005 in providing reasonable assurances that material information required to be disclosed is included on a timely basis in the reports it files with the Securities and Exchange Commission. Furthermore, management noted that no changes occurred during the quarter ended September 30, 2005 that materially affected, or would be reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following information is furnished in connection with securities sold by us during the period covered by this Form 10-Q which were not registered under the Securities Act. From July 1, 2005 through September 30, 2005, we sold and issued 100,000 shares of our common stock in connection with the exercise of certain stock options by an employee for an aggregate purchase price of $9,000. The sale and issuance of such securities was made pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.
     We did not repurchase any shares of our common stock during the fiscal quarter ended September 30, 2005.
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

ADVANCED VIRAL RESEARCH CORP.
Date: November 14, 2005	By:	/s/ Elma S. Hawkins PhD
Elma S. Hawkins, PhD
President and Chief Executive Officer

	By:	/s/ Martin Bookman
Martin Bookman, Acting Chief Financial Officer
(Principal Financial and Accounting Officer)