Form 10-K
period 2005-12-31
ADVANCED VIRAL RESEARCH CORP
filed 2006-03-31
CIK 786623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.00001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b(2) of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Indicate by check mark if the registrant is a shell company, in Rule 12b(2) of the Exchange Act. Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on June 30, 2005 was $57,251,135 based on the closing bid price of $0.092 per share of our common stock as reported by the OTCBB. For purposes of this calculation it is assumed that directors, executive officers and holders of more than 10% of our outstanding shares of Common Stock are affiliates. The number of shares outstanding of the registrant’s common stock (par value $0.00001) as of the close of business on March 28, 2006 was 696,587,734.
DOCUMENTS INCORPORATED BY REFERENCE. None

FORWARD-LOOKING STATEMENTS
     Advanced Viral cautions readers that some of the information in this report contains forward-looking statements within the meaning of the federal securities laws. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements typically are identified by use of terms like “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “could,” “would” and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including our uncertainty relating to our continuing as a going concern, substantial operating losses, availability of capital resources, ability to effectively compete, economic conditions, unanticipated difficulties in pharmaceutical research and development, ability to continue research and development, ability to gain governmental approvals, uncertainty relating to timing of governmental approval process, dependence on equity and debt financing for continued operations, dependence on third party distributors and consultants, dependence on our key personnel, ability to protect our intellectual property and the impact of future government regulation on our business. You should also consider carefully the risks described in this report or detailed from time to time in our filings with the Securities and Exchange Commission (SEC).

     As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” and “Advanced Viral” mean Advanced Viral Research Corp. and its subsidiaries (unless the context indicates a different meaning).
PART I
ITEM 1. BUSINESS
OVERVIEW
     Advanced Viral Research Corp. was incorporated in Delaware in July 1985 to engage in the development, production, marketing, promotion and sale of a pharmaceutical drug known by the trademark Reticulose®. This drug was the forerunner of our current drug, “AVR118.” AVR118 is a complex mixture of peptides, amino acids, nucleosides, nucleotides and nucleic acid bases that possesses, among other things, immunomodulatory activity. We believe it may be employed in the treatment of diseases and conditions such as:
•	Various conditions associated with cancer;

•	Cachexia, or body wasting, in patients with acquired immune deficiency syndrome (AIDS), and cancer;

•	Human immunodeficiency virus, or HIV, including AIDS as a combination therapy;

•	Type 2 diabetes;

•	Human papilloma virus, or HPV; and

•	Rheumatoid arthritis.
     Since our incorporation in July 1985, we have been engaged primarily in research and development activities. We have never generated material operating revenue, and as of December 31, 2005, we had incurred a cumulative net loss of approximately $68,328,477. Our ability to generate operating revenue depends upon our success in gaining approval for the commercial use and distribution of AVR118 from the Food and Drug Administration (FDA).
     Our cash requirements to date have been satisfied by the sale of our securities. Our most recent sale of securities took place in February 2004 when we entered into an agreement with James Dicke II and James Dicke III. In this February 2004 financing arrangement, for an aggregate purchase price of $12 million, we agreed to sell an aggregate of (i) 120 million shares of our common stock; and (ii) warrants to purchase 15 million shares of our common stock through February 2, 2007 at a per share purchase price of $.20 per share: 3,750,000 of the warrants are exercisable from February 5, 2004 through February 2, 2007; 3,750,000 of the warrants are exercisable from May 5, 2004 through February 2, 2007; 3,750,000 of the warrants are exercisable from August 4, 2004 through February 2, 2007; and 3,750,000 of the warrants are exercisable from November 3, 2004 through February 2, 2007. The funding took place in four equal stages of $3 million each, once every 90 days on February 5, May 5, August 4 and November 3, 2004.
     The independent registered public accounting firm’s report on our consolidated financial statements for the fiscal year ended December 31, 2005 includes an explanatory paragraph regarding our ability to continue as a going concern. Note 2 to the consolidated financial statements states that our cash position is inadequate to pay all the costs associated with the full range of testing and clinical trials of AVR118 required by the FDA for commercial approval, and, unless and until AVR118 is approved for sale in the United States or another industrially developed country, we will be dependent upon the continued sale of our securities, debt or equity financing for funds to meet our cash requirements, which raises substantial doubt about our ability to continue as a going concern. Further, the independent registered public accounting firm’s report states that the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. No assurance can be given that debt or equity financing will be available or that additional securities will be authorized beyond the current authorization of one billion shares of our common stock.
     Our offices are located at 200 Corporate Boulevard South, Yonkers, New York 10701. Our telephone number in Yonkers, New York is (914) 376-7383. We have also established a website at http://www.adviral.com. Information contained on our website is not a part of this Annual Report on Form 10-K.
RESEARCH, DEVELOPMENT, CLINICAL TRIALS AND DRUG TESTING
     For the period from inception (February 20, 1984) through December 31, 2005 we expended $23,197,000 on testing and research and development activities either in our laboratories or pursuant to various testing agreements with both domestic and foreign companies.
Phase II Cancer Study
     In March 2005, in collaboration with The Biomedical Research Alliance of New York (“BRANY”), we began to recruit patients to participate in our Phase II, multi-center U.S. study to examine the safety, tolerability and efficacy of AVR118 in patients with advanced cancer who are suffering from symptoms of progressive disease. An IND for this Phase II study was allowed by the FDA in December 2004.
     The Phase II study was originally designed to evaluate the effect of a 4.0 ml dose of AVR118 administered to patients with systemic symptoms related to advanced cancers who are not receiving chemotherapy. We have experienced difficulty in accruing patients for the Phase II study and in December 2005, we amended the protocol for the Phase II study to permit patients undergoing third-line chemotherapy treatment to become participants in the Phase II study. We believe this will facilitate patient accrual.
     In the Phase II study, patients are administered AVR118 for three weeks in order to compare treatment versus no treatment, after which the results of the study will be analyzed. Those patients who did not receive AVR118 during the first three-week period are permitted to take the drug for a three-week period. Patients who appear to benefit from treatment may be eligible to remain on AVR118, generating longer term safety data.
     The Phase II study provides for 40 adult patients between the ages of 18 and 80 with advanced cancer, a Karnofsky performance score between 40 and 80, and a life expectancy of more than four months to be entered into the study. Through March 2006, eleven patients had enrolled and received treatment in the trial, one of which continues to participate in the trial. In March 2006, we were informed that North Shore Hospital in Manhasset, New York, would no longer be participating in the trial. No patients had been enrolled in the study through North Shore Hospital.
Phase I Study on Type 2 Diabetes
     In October 2005 we initiated a Phase I, double blind, placebo controlled, randomized, single center, safety study with AVR118 in patients with type 2 diabetes in the U.S. Approximately 30 patients are expected to be enrolled in the trial, the primary objective of which is to explore the effect of 4.0 ml of AVR118 given subcutaneously on blood glucose in patients with type 2 diabetes who are taking sulfonylureas and/or metformin, as compared to patients not receiving AVR118. Sulfonylureas and metformin are commonly used drugs to treat type 2 diabetes.

     In February 2005, we amended the protocol for the Phase I diabetes study to include an additional 12 patients at a dose of 1.0 ml of AVR118 given subcutaneously in order to provide us with more comprehensive data regarding the effects of AVR118. To date, 27 patients were enrolled in the study, of which 5 are currently still receiving treatment.
In-Vitro Testing on Avian Flu
     In December 2005, we performed in-vitro testing for the efficacy of AVR118 on the H5N1 hybrid strain of the avian flu. The results of this in-vitro testing were that AVR118 displayed certain preliminary and limited in-vitro activity against the H5N1 hybrid strain of the avian flu and we are considering further study in vivo. There can be no assurance that AVR118 will prove to be effective, in any way, against the H5N1 hybrid strain of the avian flu.
In-Vitro Receptor Testing
     We are currently studying AVR118 in in-vitro systems to clarify and elaborate on its binding to various receptors in the body to assist us in understanding the AVR118’s mechanism of action.
     It is possible that the results of clinical trials of AVR118 will not prove that AVR118 is safe and effective. It is also possible that the FDA will not approve the sale of AVR118 in the United States if we submit a New Drug Application (“NDA”). It is not known at this time how later stage clinical trials will be conducted, if at all. Even if the data show that AVR118 is safe and effective, obtaining approval of the NDA could take years and require financing of amounts not presently available to us.
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
GOVERNMENT REGULATION
     The FDA imposes substantial requirements upon and conditions precedent to the introduction of therapeutic drug products, such as AVR118, through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time consuming procedures to demonstrate that such products are both safe and effective in treating the indications for which approval is sought. After testing in animals, an Investigational New Drug (IND), application must be submitted to the FDA to obtain authorization for human testing. When the clinical testing has been completed and analyzed, final manufacturing processes and procedures are in place, and certain other required information is available, a manufacturer may submit a NDA to the FDA. No action can be taken to market AVR118, or any therapeutic drug product, in the United States until an NDA has been approved by the FDA.
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
     It is possible that the results of human clinical trials, if performed, will not prove that AVR118 is safe or effective in the treatment of diseases, or that the FDA will not approve the sale of AVR118 in the United States if we submitted a proper NDA. It is not known at this time how extensive the Phase II and Phase III clinical trials will be, if they are conducted. The data generated may not show that the drug AVR118 is safe and effective, and even if the data shows that AVR118 is safe and effective, obtaining approval of the NDA could take several years and require financing of amounts not presently available to us.
     In the past we have conducted and we may conduct in the future certain clinical activities outside the United States. Activities outside the United States are subject to various additional regulatory requirements governing the testing, approval, manufacture, labeling, marketing and sale of pharmaceutical and diagnostic products imposed by foreign countries. Government regulation in certain countries may delay marketing of AVR118 for a considerable period of time and impose costly procedures upon our activities. The extent of potentially adverse government regulations which might arise from future legislation or administrative action cannot be predicted. Whether or not FDA approval has been obtained for a product, approval of the product by comparable regulatory authorities of foreign countries must be obtained prior to marketing the product in those countries. The approval process may be more or less rigorous from country to country, and the time required for approval may be longer or shorter than that required in the United States. Clinical studies conducted outside of any country may not be accepted by such country, and the approval of any pharmaceutical or diagnostic product in one country does not assure that such product will be approved in another country. Accordingly, until registration is granted, if ever, in the United States or another developed or developing country, we do not expect that we will be able to generate material sales revenue.
PATENTS
     Patent protection and trade secret protection are important to our business and our future will depend, in part, on our ability to maintain trade secret protection, obtain patents and operate without infringing the proprietary rights of others both in the United States and abroad. To date, we have been issued or granted 13 U.S. patents, two Australian patents, one Mexican patent, one Israeli patent and two patents in China for AVR118 and/or the use thereof. In addition, we currently have nine patent applications pending with the U.S. Patent and Trademark Office (“PTO”) and 30 foreign patent applications.
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
     In the absence of adequate patent protection, our business may be adversely affected by competitors who develop comparable technology or products. Moreover, pursuant to the terms of the Uruguay Round

Agreements Act, patents filed on or after June 8, 1995 have a term of 20 years from the date of first U.S. filing to which priority is claimed, irrespective of the period of time it may take for such patent to ultimately issue, subject to certain patent term adjustments that may be available in the event of certain PTO delays. This may shorten the period of patent protection afforded to our products as patent applications in the biopharmaceutical sector often take considerable time to issue. Under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Patent Act”), a sponsor may obtain marketing exclusivity for a period of time following FDA approval of certain drug applications, regardless of patent status, if the drug is a new chemical entity or if new clinical studies were used to support the marketing application for the drug. Pursuant to the FDA Modernization Act of 1997, the period of exclusivity can be extended if the applicant performs certain studies in pediatric patients. This marketing exclusivity prevents a third party from obtaining FDA approval for a similar or identical drug under an Abbreviated New Drug Application or a “505(b)(2) New Drug Application.” The statute also allows a patent owner to obtain an extension of applicable patent terms for a period equal to one-half the period of time elapsed between the filing of an IND and the filing of the corresponding NDA plus the period of time between the filing of the NDA and FDA approval, with a five year maximum patent extension. We cannot be sure that we will be able to take advantage of either the patent term extension or marketing exclusivity provisions of this law. In order to protect the confidentiality of our technology, including trade secrets and know-how and other proprietary technical and business information, we require all of our employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the use or disclosure of information that is deemed confidential. The agreements also oblige our employees, consultants, advisors and collaborators to assign to us developments, discoveries and inventions made by such persons in connection with their work with us. We cannot be sure that confidentiality will be maintained or disclosure prevented by these agreements or that our proprietary information or intellectual property will be protected thereby or that others will not independently develop substantially equivalent proprietary information or intellectual property.
     The pharmaceutical industry is highly competitive and patents have been applied for by, and issued to, other parties relating to products competitive with AVR118. Therefore, AVR118 and any other drug candidates may give rise to claims that they infringe the patents or proprietary rights of other parties existing now and in the future. Furthermore, to the extent that we or our consultants or research collaborators use intellectual property owned by others in work performed for or by us, disputes may also arise as to the rights in such intellectual property or in related or resulting know-how and inventions. An adverse claim could subject us to significant liabilities to such other parties and/or require disputed rights to be licensed from such other parties. We cannot be sure that any license required under any such patents or proprietary rights would be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we may encounter delays in product market introductions, or may find that the development, manufacture or sale of products requiring such licenses may be precluded. In addition, we could incur substantial costs in defending ourselves in proceedings instituted before the PTO, other administrative body, or court in a suit or other proceeding brought against us by a private party based on such patents or proprietary rights, or in suits by us asserting our patent or proprietary rights against another party, even if the outcome is not adverse to us. We have not conducted any searches or made any independent investigations of the existence of any patents or proprietary rights of other parties.
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
     Until AVR118 is registered and approved for sale in the United States or in another developed country we will not generate any sales of AVR118. For the years ended December 31, 2005, 2004 and 2003, we reported no commercial sales. AVR118 is not legally available for commercial sale anywhere in the world.
     We currently produce bulk clinical trial material for AVR118 in our facility in Yonkers, New York under current Good Manufacturing Practices (cGMP) as set forth by the FDA. The FDA has not approved AVR118 for distribution or sale in the United States, nor has it approved our Yonkers, New York facility.
COMPETITION
     The pharmaceutical drug industry is highly competitive and rapidly changing. If we successfully develop AVR118, it will compete with numerous existing therapies. In addition, many companies are pursuing novel drugs that target the same diseases we are targeting with AVR118. We believe that a number of drugs are currently under development and will become available in the future for the treatment of cachexia (body wasting), conditions associated with cancer, HIV, type 2 diabetes, HPV and other viruses, and rheumatoid arthritis. We anticipate that we will face intense and increasing competition as new products enter the market and advanced technologies become available. Our competitors’ products may be more effective, or more effectively marketed and sold, than AVR118. Competitive products may render AVR118 obsolete or noncompetitive before we can recover the expenses of developing and commercializing AVR118. Furthermore, the development of a cure or new treatment methods for the diseases we are targeting could render AVR118 noncompetitive, obsolete or uneconomical. Many of our competitors:
•	have significantly greater financial, technical and human resources than we have and may be better equipped to develop, manufacture and market products;

•	have extensive experience in preclinical testing and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products; and

•	have products that have been approved or are in late stage development and operate large, well-funded research and development programs.

     Several products are currently marketed for the treatment of cachexia (body wasting) including Megace® oral suspension manufactured by Bristol-Myers Squibb and Serostim® (injectable human growth hormone) marketed by Serono Laboratories Inc.
     Several products are currently marketed or are in advanced stages of clinical development for the treatment of diabetes, including meformin and sulfonylureas. Other products include Byetta (a peptide known as exenatide), Avandia, Prandin, Symlin (a synthetic analog of human amylin) and a number of combination medications. These products represent significant competition for AVR118 as a treatment for diabetes in the event that AVR118 is shown to be effective against diabetes, of which there can be no assurance.
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
EMPLOYEES
     As of March 28, 2006, we had nine employees. Of these employees, two are executive officers, one is in operations, three are responsible for research, quality assurance and quality control, and three are information systems or administrative employees. We are currently searching for a Chief Executive Officer to replace Dr. Hawkins who resigned effective February 18, 2006. Additionally, we may hire, as and when needed, and as available, such technical support staff and consultants for specific projects on a contract basis.
AVAILABLE INFORMATION
     Our Internet address is http://www.adviral.com. Our investor relations website is located at http://www.adviral.com/ADVR/invest/index.htm. We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A. RISK FACTORS
     Some of the statements in this report and in particular, statements found in Management’s Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope,” or similar expressions. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. These factors, risks and uncertainties include, but are not limited to, the factors described below.
     Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on our results of operations or financial condition. In view of these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof.
RISKS SPECIFIC TO ADVANCED VIRAL
There is substantial doubt about our ability to continue as a going concern due to our cash requirements which means that we may not be able to continue operations unless we obtain additional funding.
     Our independent registered public accounting firm’s report on our consolidated financial statements for the fiscal year ended December 31, 2005 includes an explanatory paragraph regarding our ability to continue as a going concern. Note 2 to the consolidated financial statements states that conducting the clinical trials of AVR118 will require significant cash expenditures and we do not have the funds necessary to complete all phases of clinical trials of AVR118 nor do we currently have sufficient number of shares of capital stock authorized to sell securities to raise the capital necessary to complete the trials necessary to continue or complete the development of AVR118, which raises substantial doubt about our ability to continue as a going concern.
     Our ability to continue as a going concern will depend upon our ability to obtain debt or equity financing for funds to meet our cash requirements. No assurance can be given that debt or equity financing will be available or that additional securities will be authorized beyond the current authorization of one billion shares of our common stock. Concern about our ability to continue as a going concern may place additional constraints on operations and make it more difficult for us to meet our obligations or adversely affect the terms of possible funding.
We have incurred losses since our inception, have no product revenue, and expect to incur additional losses in the future.
     We have incurred substantial losses since our inception, and anticipate incurring substantial losses for the foreseeable future. We incurred net losses of $5,200,171, $6,213,264 and $7,816,811 for the years ended December 31, 2005, 2004 and 2003, respectively. Our accumulated deficit was $68,328,477 as of December 31, 2005. We had stockholders’ equity of $4,824,082 at December 31, 2005.
     We have never generated material operating revenue nor do we currently have any source of product revenue. There is substantial risk that we will never generate operating revenue from the sale of AVR118. To generate operating revenue, AVR118 must be approved for sale in the United States or another industrially developed country. To the extent we acquire financing, we will continue clinical trials for AVR118. We currently do not have the capital to perform the full range of clinical testing necessary to complete the development of AVR118, and there is a substantial likelihood that we will never acquire such capital.
We need additional capital and our ability to raise capital is severely limited by the number of shares we are currently authorized to issue.
     Since inception, our cash requirements have been met from the proceeds derived from the sale of our securities. As of March 15, 2006, we had one billion shares of common stock authorized to be issued, 696,587,734 of which are outstanding and an additional 198,791,055 shares reserved for issuance upon the exercise of outstanding stock options and warrants. Accordingly, we only have the authority to issue an additional 104,621,211 shares of common stock. To complete the full range of testing necessary to commercially offer AVR118, we will need substantially more capital than we can raise given the current number of authorized common shares. To increase the number of authorized shares of our common stock, we need to obtain stockholder approval. We are uncertain that we could obtain this approval.
We may not find a suitable Chief Executive Officer.
     Elma Hawkins, Ph.D., our former President and Chief Executive Officer, resigned in February 2006. We are currently searching for her replacement. Our future success will depend in large part on our ability to attract and retain a replacement for Dr. Hawkins. Competition is intense to locate senior management personnel from other pharmaceutical companies and more established organizations, many of which have significantly larger operations and greater financial, marketing, human, and other resources than we have. We may not be successful in attracting and retaining a qualified replacement for Dr. Hawkins on a timely basis, on competitive terms, or at all. Our failure to attract and retain a qualified replacement for Dr. Hawkins would have a material adverse effect on our business, prospects, financial condition, and our results of operations will be materially adversely affected.
If we do not raise additional funds, we will not be able to complete the necessary clinical trials to complete development of AVR118 and will not be able to sell it anywhere.
     AVR118 is the only product we are developing. We will not be able to sell it in the United States unless we submit, and the FDA approves, a new drug application, or NDA. We must conduct clinical trials of AVR118 in humans before we submit an NDA. We do not have enough capital currently to complete the necessary trials to complete the development of AVR118.
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
     Conducting the clinical trials of AVR118 will require significant cash expenditures and we do not have the funds necessary to complete all phases of clinical trials of AVR118 nor do we currently have sufficient number of shares of capital stock authorized to sell securities to raise the capital necessary to complete the trials necessary to complete the development of AVR118. AVR118 may never be approved for commercial distribution by any country. Because our research and development expenses and clinical trial expenses will be charged against earnings for financial reporting purposes, we expect that losses from operations will continue to be incurred for the near future. We currently do not have sufficient funds to complete all phases of clinical trials of AVR118 which are necessary to permit the commercial sale of AVR118.

We depend on patents and proprietary rights, which may offer only limited protection against potential infringement; if we are unable to protect our patents and proprietary rights, our business, financial condition and results of operations will be harmed.
     Patent protection and trade secret protection are important to our business and our future will depend, in part, on our ability to maintain trade secret protection, obtain patents and operate without infringing the proprietary rights of others both in the United States and abroad. Litigation or other legal proceedings may be necessary to defend against claims of infringement, to enforce our patents, or to protect our trade secrets, and could result in substantial costs and diversion of our efforts.
     To date, we have been issued or granted 13 U.S. patents, two Australian patents, one Mexican patent, one Israeli patent and two patents in China for AVR118 and/or the use thereof. In addition, we currently have eight patent applications pending with the U.S. Patent and Trademark Office (“PTO“) and 27 foreign patent applications.
     We can give no assurance that other companies, having greater economic resources, will not be successful in developing a similar product. There can be no assurance that either the patents which have been issued or patents which may issue in the future, will be enforceable. As we learn more about the chemical composition and the biologic activity of AVR118, we may need to reassess our patent portfolio and seek additional patents. There is no assurance that we will be issued patents based on new information learned about AVR118 or if such patents are issued that they will afford material protection to us. As patent applications in the United States are maintained in secrecy until published or patents issue and as publication of discoveries in the scientific or patent literature often lag behind the actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions. Furthermore, the patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions, and, therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents or their enforceability cannot be predicted. We cannot be sure that any additional patents will issue from any of our patent applications or, should any patents issue, that we will be provided with adequate protection against potentially competitive products. Furthermore, we cannot be sure that should patents issue, they will be of commercial value to us, or that private parties, including competitors, will not successfully challenge our patents or circumvent our patent position in the United States or abroad.
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
Claims by other companies that we infringe their proprietary technology may result in liability for damages or stop our development and commercialization efforts.
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
RISKS SPECIFIC TO OUR SECURITIES
Our common stock is deemed to be “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.
     Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:
•	With a price of less than $5.00 per share;

•	That are not traded on a “recognized” national exchange;

•	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

•	In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.
     Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.
The exercise of our outstanding options or warrants or issuance of additional shares could have dilutive impact on our stockholders, and a significant negative impact on the market price of our common stock.
     We have outstanding stock options and warrants to purchase approximately 198.8 million shares of common stock. The issuance of common stock underlying our outstanding warrants and options will have a dilutive impact on our stockholders. As a result, our net loss per share could increase in future periods, and the market price of our common stock could decline.
     If all of the outstanding warrants and options were exercised we would receive proceeds of approximately $30.7 million, and we would have approximately 895.4 million shares of common stock outstanding. The sale or availability for sale of this number of shares of common stock in the public market could depress the market price of the common stock. Additionally, the sale or availability for sale of this number of shares may lessen the likelihood that additional equity financing will be available to us, on favorable or unfavorable terms. Furthermore, the sale or availability for sale of this number of shares could limit the annual amount of net operating loss carryforwards that could be utilized.

Our common stock trades sporadically; the market price of our securities has been and may continue to be volatile.
     Our common stock currently trades sporadically on the OTC Bulletin Board. The market for our common stock may continue to be an inactive market. Accordingly, unless and until an active public market develops, you may have difficulty selling your shares of common stock at a price that is attractive to you.
     The market price of our common stock has and may continue to experience significant volatility. Our quarterly results, announcements by us or our competitors, new procedures or technology, changes in general conditions in the economy, and general market conditions could cause the market price of our common stock to fluctuate substantially. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many biotechnology companies. These price and volume fluctuations often have been unrelated to the operating performance of the affected companies.
We will not pay cash dividends and investors may have to sell their shares in order to realize their investment.
     We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to use our cash for reinvestment in the development and marketing of our products and services. As a result, investors may have to sell their shares of common stock to realize their investment.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     We lease 16,650 square feet for executive offices, including research laboratory space and production area at 200 Corporate Boulevard South, Yonkers, New York from an unaffiliated third party (the “Yonkers Lease”). The term of the Yonkers Lease expires in April 2008 and has an annual rental obligation of $283,000. We manufacture AVR118 exclusively at our facility in Yonkers, New York. Our Bahamian facility, which we acquired in December 1987, is located in Freeport, Bahamas and consists of an approximately 29,000 square foot site with a one-story concrete building of 7,300 square feet. We are attempting to sell the Bahamian facility.
ITEM 3. LEGAL PROCEEDINGS
     We are not currently a party to any material litigation, nor to the knowledge of management, is any such litigation threatened.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMMON STOCK
     The principal United States market in which our common stock is traded is the over-the-counter market electronic Bulletin Board. The following table shows the range of reported low bid and high bid per share quotations for our common stock for each full quarterly period during the two recent years ended December 31, 2004 and 2005, and for the first quarter of 2006 to date. The high and low bid prices for the periods indicated reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

	Low Bid	High Bid
First Quarter 2004	0.1220	0.2000
Second Quarter 2004	0.1000	0.1610
Third Quarter 2004	0.0900	0.1400
Fourth Quarter 2004	0.1000	0.1480

First Quarter 2005	0.1050	0.1410
Second Quarter 2005	0.0900	0.1120
Third Quarter 2005	0.0900	0.1220
Fourth Quarter 2005	0.0690	0.1020

First Quarter 2006 through March 24, 2006	0.0510	0.0880
STOCKHOLDERS
     The approximate number of holders of record of our common stock as of March 27, 2006 is 3,536, inclusive of those brokerage firms and/or clearing houses holding shares of common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).
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
ISSUER PURCHASES OF EQUITY SECURITIES
     We did not repurchase any of our equity securities during the year ended December 31, 2005.

ITEM 6. SELECTED FINANCIAL DATA
     The following selected historical financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002, and 2001 have been derived from our audited consolidated financial statements. The selected consolidated financial data set forth below should be read along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this report.
SELECTED STATEMENT OF OPERATIONS DATA

	YEAR ENDED DECEMBER 31,
	2005	2004	2003	2002	2001
Revenues	$0	$0	$0	$0	$17,601
Research and development	1,761,915	1,768,984	1,350,318	4,439,592	5,150,869
General and administrative	2,101,053	2,353,499	3,221,433	2,654,296	4,063,022
Loss from Operations	(5,349,339)	(5,744,454)	(6,099,563)	(8,955,396)	(10,755,614)
Net Loss	(5,200,171)	(6,213,264)	(7,816,811)	$(9,321,065)	$(11,086,567)

Weighted Average Number of Common Shares Outstanding	696,523,624	568,838,679	495,008,372	439,009,322	389,435,324

SELECTED BALANCE SHEET DATA

	AS OF DECEMBER 31,
	2005	2004	2003	2002	2001
Total current assets	4,736,709	8,718,045	346,356	1,597,650	1,562,971

Total assets	$5,149,477	$10,431,902	$2,988,918	$4,946,029	$5,448,791
Total current liabilities	325,395	416,649	928,457	684,591	1,932,149

Total long-term debt	—	—	1,427,946	1,621,212	74,568

Total stockholders’ equity (deficiency)	4,824,082	10,015,253	352,515	1,756,326	3,442,074
Total liabilities and stockholders’ equity	$5,149,477	$10,431,902	$2,988,918	$4,946,029	$5,448,791

Shares outstanding at period end	696,587,734	696,487,734	544,591,722	455,523,990	403,296,863

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our results of operations and the financial condition should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.
OVERVIEW
     Since our incorporation in Delaware in July 1985, we have been engaged primarily in research and development activities. We have not generated operating revenues, and as of December 31, 2005 we had incurred an accumulated deficit of $68,328,000. Our ability to generate substantial operating revenue depends upon our success in gaining FDA approval for the commercial use and distribution of AVR118. Substantially all of our research and development efforts have been devoted to drug development.
     Conducting the clinical trials of AVR118 requires significant cash expenditures. AVR118 may never be approved for commercial distribution by any country. Because our research and development expenses and clinical trial expenses will be charged against earnings for financial reporting purposes, we expect that losses from operations will continue to be incurred for the foreseeable future. We currently do not have sufficient funds to complete all phases of clinical trials of AVR118. We are attempting to secure funds through the sale of our securities but are severely limited in our ability to sell securities given the current number of shares authorized for issuance.
     The costs relating to our research and development efforts for the years 2000, 2001, 2002, 2003, 2004 and 2005 are presented below.
COSTS RELATING TO RESEARCH AND DEVELOPMENT EFFORTS
FROM JANUARY 2000 THROUGH DECEMBER 31, 2005

	Total
	2000-2002	2003	2004	2005	2000-2005
Cost Category	Costs	Costs	Costs	Costs	To Date
Hospital fees
Phase I (topical)	$254,246	$—	$—	$—	$254,246
Phase I/II AIDS (Israel)	—	102,750	80,250	(12,500)	170,500
Phase I leukemia/lymphoma (Israel)	—	—	19,000	—	19,000
Phase I solid tumor (Israel)	—	—	8,000	—	8,000
Phase II cancer study (NY)	—	—	—	107,507	107,507
Phase 1 Diabetes	—	—	—	103,410	103,410
Lab fees	500	61,729	80,970	(4,907)	138,292
Insurance cost	3,359	38,195	11,000	18,167	70,721

Total Clinical Fees	258,105	202,674	199,220	211,677	871,676

IND Preparation/Maintenance	103,713	—	182,496	—	286,209
CRO Clinical Trial Management
Phase I (topical)	47,527	—	—	—	47,527
Phase I/II AIDS (Israel)	920,064	807,111	(295,883)	16,627	1,447,919
Argentina Patient Experiences	253,168	—	—	—	253,168
Data Management & Study Reports	122,300	—	276,674	287,500	686,474
Clinical & Regulatory Consulting	1,274,200	83,230	288,109	471,134	2,116,673

Total Clinical/ Regulatory Operations	2,720,972	890,341	451,396	775,261	4,837,970

General lab supplies	1,030,006	—	17,289	56,622	1,103,917
Toxicology	197,135	—	—	—	197,135
Contracted R&D	562,106	55,262	—	—	617,368
Validation	705,249	—	—	—	705,249
Drug Preparation and Support	1,982,421	—	—	—	1,982,421
Salary & Facility Allocations	5,317,974	175,219	1,099,225	718,355	7,310,773
R&D Travel Expenses	9,044	26,822	1,854	—	37,720

Total Preclinical Research & Development	$9,803,935	$257,303	$1,118,368	$774,977	$11,954,583

Total Research & Development	$12,783,012	$1,350,318	$1,768,984	$1,761,915	$17,664,229

     During 2002, the Board of Directors approved a plan to sell Advance Viral Research Ltd. (LTD), our Bahamian subsidiary. The decision was based upon the completion of construction on our facility in Yonkers, New York capable of providing all functions previously provided by the Freeport, Bahamas plant. The assets of LTD have been classified on our Balance Sheet as of December 31, 2005 and 2004 as Assets held for Sale. LTD had no liabilities as of December 31, 2005 except inter-company payables which have been eliminated in consolidation. The operations for LTD have been classified in the Consolidated Statements of Operations for the years ended December 31, 2005 and 2003 as Loss from Discontinued Operations and for the year ended December 31, 2004 as Income from Discontinued Operations.
     To date, we have met our cash requirements from the proceeds derived from the sale of our securities. Our most recent sale of securities took place in February 2004 when we entered into an agreement with James Dicke II and James Dicke III. In this February 2004 financing arrangement, we agreed to sell an aggregate of 120 million shares of our common stock and warrants to purchase 15 million shares of our common stock for an aggregate purchase price of $12 million. The funding took place in four equal stages of $3 million each, once every 90 days on February 5, May 5, August 4 and November 3, 2004.
     The independent registered public accounting firm’s report on our consolidated financial statements for the fiscal year ended December 31, 2005 includes an explanatory paragraph regarding our ability to continue as a going concern. Note 2 to the consolidated financial statements states that our cash position is inadequate to pay all the costs associated with the full range of testing and clinical trials of AVR118 required by the FDA for commercial approval, and, unless and until AVR118 is approved for sale in the United States or another industrially developed country, we will be dependent upon the continued sale of our securities, debt or equity financing for funds to meet our cash requirements, which raises substantial doubt about our ability to continue as a going concern. Further, the independent registered public accounting firm’s report states that the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. No assurance can be given that debt or equity financing will be available or that additional securities will be authorized beyond the current authorization of one billion shares of our common stock.
RESULTS OF OPERATIONS
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Revenues. We generated no sales revenue for the year ended 2005 or 2004.
     Research And Development Expense. Research and development expense remained essentially unchanged at $1,762,000 in 2005 compared to $1,769,000 in 2004. During 2005 payroll and related expenses related to research and development were lower compared to 2004 but these decreases were substantially offset by increased clinical trial and consulting fees, as follows:
•	Payroll and related expenses relating to research and development decreased to $513,000 for the year ended 2005 vs. $912,000 for 2004. This reduction reflects the elimination of salary expense associated with Dr. Shalom Hirschman, who left the Company at the end of 2004, and a reduced year-end bonus for 2005 to our former President and Chief Executive Officer, Dr. Elma Hawkins. For the year ended 2005, 48% of salaries and benefits were allocated to research and development, compared to 56% in 2004;

•	Consulting fees increased to $1,006,000 for the year ended 2005 vs. $862,000 for 2004. The 17% increase in 2005 from 2004 was primarily attributable to increased payments made to MediVector ($714,000 in 2005 vs. $595,000 in 2004) for biopharmaceutical consulting services in connection with our ongoing studies; and

•	Laboratory supplies expense increased to $57,000 in 2005 vs. $17,000 in 2004.
     General and Administrative Expenses. General and administrative expenses decreased 11% to $2,101,000 in 2005 from $2,353,000 in 2004. The decrease in 2005 was primarily attributable to decreased payroll expenses, decreased insurance costs and computer costs.
•	Payroll and related expenses decreased to $566,000 for the year ended 2005 vs. $703,000 for the year ended 2004 primarily due to a decrease in bonuses paid to Dr. Hawkins in 2005 compared to 2004 ($103,000), and decreased payroll expense as a result of the resignation of our Chief Financial Officer in 2004 ($58,000). In addition, for the year ended 2005, 52% of salaries and benefits were allocated to general and administrative expense, compared to 44% in 2004.

•	Benefit and insurance costs decreased to $435,000 in 2005 vs. $486,000 in 2004. The decrease in 2005 was primarily attributable to decreased D&O insurance costs in 2005 of $288,000 vs. $312,000 in 2004, with additional savings in medical and general liability insurance; and

•	Computer costs decreased to $32,000 in 2005 vs. $57,000 in 2004 primarily attributable to the decreased in computer leasing and maintenance costs.
     Compensation and Other Expense For Options and Warrants. Compensation expense decreased 100% to $0 in 2005 from $6,000 in 2004. The compensation expense for 2004 was primarily attributable to the calculation of the fair value of granting an option to a non-employee.
     Cost in Connection with Settlement of Distribution Agreement. Under the terms of a termination and release agreement with DCT entered in February 2004, warrants for five million shares of our common stock were issued. The fair value of these warrants was estimated to be $687,000 for 2004.
     Depreciation and Amortization Expense. Depreciation and amortization expense decreased 56% to $405,000 in 2005 from $929,000 in 2004. Amortization expense decreased to $38,000 in 2005 from $120,000 in 2004 resulting primarily from a change in the useful life of patents.
     Asset Impairment Charges. We recognized an asset impairment charge for our patents and patents pending in 2005 of $1,081,000. In 2004 and 2003 we did not recognize any impairment charges.
     Interest Expense. Interest expense decreased 99% to $6,000 in 2005 from $687,000 in 2004. The decrease was primarily attributable to decreased interest expense associated with convertible debentures, the beneficial conversion feature on the debentures and amortization of warrant costs. Included in interest expense for these periods was:
•	the beneficial conversion feature on convertible debentures of $0 and $431,000 for the years ended 2005 and 2004, respectively;

•	amortization of loan costs relating to the issuance of convertible debentures of $0 and $232,000 for the years ended 2005 and 2004, respectively; and

•	interest expense associated with convertible debentures of $0 and $16,000 for the years ended 2005 and 2004, respectively.

     Interest Income. Interest income increased 50% to $175,000 in 2005 from $117,000 in 2004. The increase in interest income resulted from our increased cash balances invested in money market and overnight banking obligations.
     Loss from Continuing Operations. Losses from continuing operations decreased 18% to $5,181,000 in 2005 from $6,315,000 in 2004. The decrease from 2005 to 2004 resulted primarily from reductions in non-cash expenses items in 2005 compared to 2004 including non-cash expenses related to the termination of a distribution agreement, beneficial conversion feature on convertible debentures including amortization of loan costs offset by higher depreciation and amortization expense. This was offset by the recognition of an impairment charge on patents of $1,081,000.
     Loss/Income from Discontinued Operations. Losses from discontinued operations in 2005 were $20,000, compared to income received from discontinued operations of $101,000 in 2004. We derived income from our discontinued operations because of an insurance recovery of $132,000 related to hurricane damage sustained at our Freeport, Bahamas facility in 2004.
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
•	increased payroll and related expenses relating to research and development of $912,000 for the year ended 2004 vs. $175,000 for the year ended 2003. In 2004, 56% of salaries and benefits were allocated to research and development as a result of the hiring of a new CEO and President and the redirection of personnel to the review of projects and to filing an IND in late 2004, compared to 15% in 2003, primarily due to a reduction in staff at the end of 2002 and the resulting decrease in research and development activities;

•	increased consulting fees of $862,000 for the year ended 2004 vs. $96,000 for the year ended 2003. The 797% increase in 2004 from 2003 was primarily attributable to payments made to MediVector ($595,000) and Merchant-Taylor International, Inc. ($121,000) for biopharmaceutical consulting services in connection with our ongoing studies and IND activities, payments for consulting services made to Oxford Pharmaceuticals ($32,000), and our consultant retained in Rechovot, Israel ($115,000). In 2003 we paid $80,000 to Oxford Pharmaceuticals and $16,000 to our consultant retained in Rechovot, Israel in connection with consulting agreements for research and development purposes;

•	decrease in research and development expense relating to our agreement with EnviroGene, LLC of $448,000 as a result of the derecognition of accrued expenses associated with termination of the agreement for nonperformance during the year ended 2004, compared to $697,000 in 2003; and

•	increased laboratory supplies expense of $17,000 in 2004 vs. $0 in 2003.
     General and Administrative Expenses. General and administrative expenses decreased 26.9% to $2,353,000 in 2004 from $3,221,000 in 2003. The decrease in 2004 was primarily attributable to decreased payroll expenses, decreased professional fees and decreased consulting fees relating to fundraising activities.

•	decreased payroll and related expenses of $703,000 for the year ended 2004 vs. $989,000 for the year ended 2003. In 2004, only 44% of salaries and benefits were allocated to general and administrative expense, with the remainder allocated to research and development as a result of the hiring of a new CEO and President and the redirection of personnel to the review of projects and to filing an IND in late 2004, compared to 85% in 2003 attributable to a reduction in staff at the end of 2002 and the resulting decrease in research and development activities;

•	increased benefit and insurance costs of $486,000 in 2004 vs. $456,000 in 2003. The increase in 2004 was primarily attributable to increased D&O insurance costs ($312,000 in 2004 vs. $269,000 in 2003);

•	decrease in professional fees to $266,000 in 2004 vs. $815,000 in 2003 primarily attributable to the decreased attorneys fees relating to litigation ($1,000 in 2004 vs. $307,000 in $2003; and

•	decrease in consulting costs in 2004 of $24,000 vs. $157,000 in 2003 primarily attributable to consultants retained for fund raising initiatives in 2003.
     Compensation And Other Expense For Options And Warrants. Compensation expense decreased 99% to $6,000 in 2004 from $606,000 in 2003. The decrease in compensation expense for 2004 was primarily attributable to the calculation of fair value in 2003 of options and warrants in connection with options issued to our Scientific Advisory Board ($347,000) and warrants issued in connection with our 2001 equity line. Included in compensation expense for 2004 was:
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
     Depreciation and Amortization Expense. Depreciation and amortization expense increased 1% to $929,000 in 2004 from $922,000 in 2003. This decrease resulted from equipment which became fully depreciated in 2003 combined with no material equipment purchases in 2004. Amortization expense increased to $120,000 in 2004 from $0 in 2003, resulting primarily from the recognition of the reduced useful live of granted patents.
     Interest Expense. Interest expense decreased 60% to $687,000 in 2004 from $1,697,000 in 2003. The decrease was primarily attributable to decreased interest expense associated with convertible debentures, the beneficial conversion feature on the debentures and amortization of warrant costs. Included in interest expense for these periods was:
•	the beneficial conversion feature on convertible debentures of $431,000 and $809,000 for the years ended 2004 and 2003, respectively;

•	amortization of warrant costs associated with convertible debentures of $0 and $517,000 for the years ended 2004 and 2003, respectively;

•	amortization of loan costs relating to the issuance of convertible debentures of $232,000 and $253,000 for the years ended 2004 and 2003, respectively; and

•	interest expense associated with convertible debentures of $16,000 and $101,000 for the years ended 2004 and 2003, respectively.
     Interest Income. Interest income increased 792% to $116,000 from $13,000 in 2003. The increase in interest income resulted from our increased cash balances invested in money market and overnight banking obligations.
     Loss from Continuing Operations. Losses from continuing operations decreased 19% to $6,315,000 for 2004 from $7,784,000 in 2003. The decrease from 2004 to 2003 resulted primarily from a reduction in interest expense.
     Income/Loss from Discontinued Operations. Income from discontinued operations for the year ended 2004 was $101,000 while losses from discontinued operations for the year ended 2003 was $33,000. We derived income from our discontinued operations because of an insurance recovery of $132,000 related to hurricane damage sustained at our Freeport, Bahamas facility.
LIQUIDITY
     Our cash requirements to date have been satisfied by the sale of our securities. We have no other access to capital and our ability to raise additional capital is severely limited by the number of shares of common stock available for issuance.
Years Ended December 31, 2005 and 2004
     As of December 31, 2005, we had current assets of $4,737,000 compared to $8,718,000 at December 31, 2004. We had total assets of $5,150,000 and $10,432,000 at December 31, 2005 and 2004, respectively. Current assets decreased by $3,981,000 due to a decrease in cash and cash equivalents used in operations. Total assets decreased due to a decrease in cash and cash equivalents and by depreciation of fixed assets and the recognition of an impairment charge on patents of $1,081,000.
     During 2005, we used cash of $3,794,000 for operating activities, as compared to $4,564,000 in 2004. During 2005, we incurred expenses of:
•	$1,069,000 in expenditures on AVR118 research and clinical testing;

•	$1,080,000 for payroll and related costs primarily for administrative staff, scientific personnel and executive officers;

•	$434,000 for insurance and $404,000 for consulting and other professional fees;

•	$409,000 for rent and utilities for our Yonkers facility; and

•	$114,000 in public relations and recruiting fees.
     During 2005, funds used for investment activities were $200,000 compared to $153,000 in 2004, which increase resulted primarily from patent costs of $152,000 in 2005 vs. $135,000 in 2004, and $48,000 incurred in 2005 for the acquisition of property plant and equipment compared to $18,000 in 2004.

     During 2005, funds provided by financing activities were $9,000 representing proceeds received from the exercise of stock options, compared to $12,912,000 in funds provided by financing activities in 2004 resulting primarily from $12,928,000 in proceeds from the sale of our securities, offset by the $16,000 repayment of a grant.
Years Ended December 31, 2004 and 2003
     As of December 31, 2004, we had current assets of $8,718,000 compared to $494,000 at December 31, 2003. We had total assets of $10,432,000 and $2,989,000 at December 31, 2004 and 2003, respectively. Current assets increased by $8,224,000 due to an increase in cash and cash equivalents generated from the sale of our securities. Total assets increased due to an increase in cash and cash equivalents offset by depreciation of fixed assets and amortization of patent costs.
     During 2004, we used cash of $4,429,000 for operating activities, as compared to $4,281,000 in 2003. During 2004, we incurred expenses of:
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
     During 2004, funds used for investment activities were $153,000 compared to $50,000 in 2003, which increase resulted primarily from patent costs and the acquisition of property plant and equipment offset by disposal of equipment in 2003.
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

     We have no off-balance sheet transactions. The following table shows total contractual payment obligations as of December 31, 2005.
TOTAL CONTRACTUAL OBLIGATIONS TABLE

		Payments Due By Period
					More Than
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	5 Years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	$0	$0	$0	$0	$0
Notes Payable	$0	$0	$0	$0	$0
Operating Lease Obligations	$660,450	$283,050	$377,400	$0	$0
Employment Agreement (Dr. Hawkins)	$42,750	$42,750	$0	$0	$0
Purchase Obligations (1)	$737,406	$737,406	$0	$0	$0
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	$0	$0	$0	$0	$0

Total	$1,440,606	$1,063,206	$377,400	$0	$0

(1)	Does not include research and development agreements pursuant to which fees are incurred as services are requested.
     The independent registered public accounting firm’s report on our consolidated financial statements for the fiscal year ended December 31, 2005 includes an explanatory paragraph regarding our ability to continue as a going concern. Note 2 to the consolidated financial statements states that our cash position is inadequate to pay all the costs associated with the full range of testing and clinical trials of AVR118 required by the FDA for commercial approval, and, unless and until AVR118 is approved for sale in the United States or another industrially developed country, we will be dependent upon the continued sale of our securities, debt or equity financing for funds to meet our cash requirements, which raises substantial doubt about our ability to continue as a going concern. Further, the independent registered public accounting firm’s report states that the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. No assurance can be given that debt or equity financing will be available or that additional securities will be authorized beyond the current authorization of one billion shares of our common stock.
CAPITAL RESOURCES
     We have and continue to be dependent upon the proceeds from the continued sale of securities for the funds required to continue operations at present levels and to fund further research and development activities. The following table summarizes sales of our securities over the last two years.

				Purchase Price/
			Shares	Conversion Price/
			Underlying	Exercise Price	Maturity /
Date Issued	Gross Proceeds	Security Issued	Security	Per Share	Expiration Date
Feb-04	$3,000,000	Common stock	30,000,000	$0.10	n/a
		Warrants	15,000,000	$0.20	Feb-07
May-04	$3,000,000	Common stock	30,000,000	$0.10	n/a
Aug-04	$3,000,000	Common stock	30,000,000	$0.10	n/a
Nov-04	$3,000,000	Common stock	30,000,000	$0.10	n/a
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
OUTSTANDING SECURITIES
     Currently, in addition to the 696,587,734 shares of our common stock currently outstanding: (i) approximately 130.0 million shares of common stock are issuable pursuant to outstanding stock options at exercise prices ranging from $0.052 to $0.36, of which options to purchase approximately 123.2 million shares are currently exercisable; and (ii) approximately 68.8 million shares of common stock are issuable pursuant to outstanding warrants at prices ranging from $0.091 to $1.00, all of which warrants are currently exercisable.
     If all of the outstanding warrants and options were exercised we would receive proceeds of approximately $30.7 million, and we would have approximately 895.4 million shares of common stock outstanding. The sale or availability for sale of this number of shares of common stock in the public market could depress the market price of the common stock. Additionally, the sale or availability for sale of this number of shares may lessen the likelihood that additional equity financing will be available to us, on favorable or unfavorable terms. Furthermore, the sale or availability for sale of this number of shares could limit the annual amount of net operating loss carryforwards that could be utilized.
     There is a possibility that we may not currently have sufficient authorized shares to issue all of the shares underlying our outstanding options and warrants and a proposal may be required to be placed before the stockholders to facilitate an increase in the number of authorized shares within the next several years. To increase the number of authorized shares of our common stock, we would need to obtain stockholder approval. We are uncertain that we could obtain this approval based on the potential dilutive effect of the issuance of such shares.
PROJECTED EXPENSES
     The independent registered public accounting firm’s report on our consolidated financial statements for the fiscal year ended December 31, 2005 includes an explanatory paragraph regarding our ability to continue as a going concern. Note 2 to the consolidated financial statements states that our cash position is inadequate to pay all the costs associated with the full range of testing and clinical trials of AVR118 required by the FDA for commercial approval, and, unless and until AVR118 is approved for sale in the United States or another industrially developed country, we will be dependent upon the continued sale of our securities, debt or equity financing for funds to meet our cash requirements, which raises substantial doubt about our ability to continue as a going concern. Further, the independent registered public accounting firm’s report states that the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. No assurance can be given that debt or equity financing will be available or that additional securities will be authorized beyond the current authorization of one billion shares of our common stock.

     During the next 12 months, we expect to incur significant expenditures relating to operating expenses and expenses relating to regulatory filings and clinical trials for AVR118.
     Any proceeds received from the exercise of outstanding options or warrants will contribute to working capital and increase our budget for research and development and clinical trials and testing, assuming AVR118 receives subsequent approvals to justify such increased levels of operation. The recent prevailing market price for shares of common stock has from time to time been below the exercise prices of certain of our outstanding options or warrants. As such, recent trading levels may not be sustained nor may any additional options or warrants be exercised. If none of the outstanding options or warrants is exercised, and we obtain no other additional financing, in order for us to achieve the level of operations contemplated by management, management anticipates that we will have to materially limit or suspend operations. We are currently seeking debt financing, licensing agreements, joint ventures and other sources of financing, but the likelihood of obtaining such financing on favorable terms is uncertain. Management is not certain whether, at present, debt or equity financing will be readily obtainable or whether it will be on favorable terms. Because of the large uncertainties involved in the FDA approval process for commercial drug use on humans and our lack of access to capital, it is highly probable that we will never be able to sell AVR118 commercially.
CRITICAL ACCOUNTING POLICIES
     Other Assets. Patent development costs are tested as a “long lived asset” under SFAS 144. Under this testing procedure, we must determine that there is a present value for the costs incurred. We have expensed costs incurred cumulatively to 2005 as an impairment charge. Loan costs include fees paid in connection with the February 2001 private equity line of credit agreement and have been amortized over the life of the agreement, which has expired.
     Stock-Based Compensation. Advanced Viral has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, Accounting for Stock-Based Compensation. APB No. 25 provides that the compensation expense relative to our employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123. Advanced Viral follows SFAS No. 123 in accounting for stock options issued to non-employees.
     Recent Accounting Pronouncements
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. The statement is effective for fiscal years beginning after September 15, 2006. The Company does not believe this standard will have a material effect on the Company’s financial position or results of operations.
     In May 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3” SFAS 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 carries forward without change the guidance contained in Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its financial condition, results of operations, or liquidity.
     In March 2005, the FASB issued Interpretation No. 47 (“FIN 47), “Accounting for Conditional Asset Retirement Obligations”, an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The interpretation clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation is no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial position, cash flows and results of operations.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.
     In December 2003, the FASB issued FASB Interpretation Number 46-R “Consolidation of Variable Interest Entities.” FIN 46-R, which modifies certain provisions and effective dates of FIN 46, and sets for the criteria to be used in determining whether an investment in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The adoption of this statement did not have a significant impact of the Company’s financial position or results of operations.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     There have been no changes to, or disagreements with Rachlin Cohen & Holtz LLP, our independent registered public accounting firm during the past two fiscal years.
ITEM 9A. CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
     None
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
MANAGEMENT
     Our executive officers serve at the discretion of the Board. The following table sets forth certain information regarding our directors and executive officers as of March 27, 2006:

Name	Age	Position
Eli Wilner	50	Chairman of the Board, Secretary, Interim President and Chief Executive Officer
Martin Bookman	62	Acting Chief Financial Officer
Nancy J. Van Sant (1)	55	Director
Roy S. Walzer (1) (2)	58	Director

(1)	Member of our Compensation Committee.

(2)	Member of our Audit Committee.
     The following is certain summary information with respect to our directors and executive officers. There are no family relationships between or among the directors and executive officers. None of our directors or executive officers is a director of any other company that files reports with the SEC. None of our directors have been involved in any bankruptcy or criminal proceeding (excluding traffic or other minor offenses), nor has been enjoined from engaging in any business.
     Eli Wilner, our Secretary and Chairman of the Board of Directors, has been a director since December 2001, Chairman of the Board since May 2002 and President and CEO from August 2003 to

February 2004, and Interim President and CEO since the resignation of Dr. Elma Hawkins as President and CEO on February 18, 2006. He is the founder and CEO of Eli Wilner & Company, a New York City art gallery established in 1983, and is also a leading frame dealer, restorer, collector and published author. Mr. Wilner was a Bryant Fellows Member of the Metropolitan Museum of Art in New York City from 1990 to 2000 and since 1990 has been a member of the Forum and Director’s Circle of the National Museum of American Art in Washington, D.C. Mr. Wilner is a graduate of Brandeis University, where he received his B.A. in Fine Arts in 1976, and Hunter College, where he received his M.A. in 1978.
     Martin Bookman has been Acting CFO since April 2004. Mr. Bookman was our assistant controller from March 2001 to April 2004. From August 2000 to March 2001 Mr. Bookman was a senior consultant for Prodigy Communications, Inc. From August 1997 to August 2000 Mr. Bookman was manager of policies and procedures and assistant controller for Murray Feiss Import Corp.
     Nancy J. Van Sant, a director since May 2002, has been a director of the Miami, Florida law firm of Sacher, Zelman, Van Sant, Paul, Beiley, Hartman, Rolnick & Waldman, P.A. and/or its predecessors since 1992. From 1977 through 1990, Ms. Van Sant was an attorney with the SEC serving as Regional Trial Counsel and Chief of the Branch of Investigations and Enforcement.
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
     Charles H. Moore, a director since December 2004 resigned from the Board of Directors effective March 9, 2006. David Seligman was a director of the Company from December 2001 until his death in January 2005
ELECTION OF DIRECTORS AND OFFICERS
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
COMMITTEES OF THE BOARD OF DIRECTORS
     Our Board of Directors currently has an Audit Committee and Compensation Committee. The Board of Directors does not have a standing Nominating Committee.
     Audit Committee. The members of the Audit Committee during the year ended December 31, 2005 were Roy W. Walzer and Charles H. Moore. Upon Mr. Moore’s resignation from the Board of Directors effective March 9, 2006, Mr. Walzer became the sole member of the Audit Committee. The Audit Committee oversees, reviews and evaluates our financial statements, accounting and financial reporting processes, internal control functions and the audits of our financial statements. The Audit Committee is responsible for the appointment, compensation, retention and oversight of our registered public accounting firm. Mr. Walzer is “independent” as defined under the Exchange Act. In addition, the Board of Directors has determined that Mr. Walzer possesses the level of financial literacy required by applicable laws and regulations and that Mr. Walzer is an “audit committee financial expert” within the meaning of the regulations promulgated by the SEC.

     Compensation Committee. The current members of the Compensation Committee are Nancy Van Sant and Roy S. Walzer. Mr. Wilner served on the Compensation Committee until he was appointed Interim Chief Executive Officer and President in February 2006. The Compensation Committee is responsible for recommending compensation and benefits for the executive officers of Advanced Viral to the Board of Directors. Mr. Walzer is the Chairman of the Compensation Committee.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     The members of the Compensation Committee during the year ended December 31, 2005 were Charles H. Moore, Nancy Van Sant, Roy S. Walzer and Eli Wilner. The Compensation Committee is made up of non-employee directors who have neither served as officers of, nor been employed by, Advanced Viral or any of its subsidiaries or affiliates. None of our executive officers serve on the board of directors of any company of which any of our directors serves as an executive officer.
COMMUNICATIONS WITH DIRECTORS
     Stockholders may communicate with our Board of Directors or one or more directors by sending a letter addressed to our Board or to any one or more directors in care of our Corporate Secretary, Advanced Viral Research Corp. 200 Corporate Boulevard South, Yonkers, New York 10701, in an envelope clearly marked “Stockholder Communication.” Our Corporate Secretary will forward such correspondence unopened to the members of our Audit Committee or another independent director as the Board of Directors may specify from time to time, unless the envelope specifies that it should be delivered to another director. If multiple communications are received on a similar topic, our Corporate Secretary may, in his or her discretion, forward only representative correspondence.
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act of 1934 requires that our directors and executive officers and persons who own more than 10% of our common stock file initial reports of ownership and reports of changes of ownership with the SEC. Reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. These reports are available for review on our website at http://www.adviral.com/ADVR/invest/sec.htm. Based solely on a review of these reports, we believe that all directors and executive officers complied with all Section 16(a) filing requirements for 2005.
CODES OF CONDUCT AND ETHICS
     Our board of directors has adopted a code of business conduct and ethics applicable to our directors, officers and employees, in accordance with applicable federal securities laws.
ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION TO DIRECTORS
     We currently do not pay directors cash fees for their attendance at meetings of the board of directors or committees. We may decide to pay cash fees to our directors in the future. Directors are reimbursed for their out-of-pocket expenses incurred in connection with their attendance at meetings and from time to time receive stock options for their service on the Board and its committees.

COMPENSATION TO EXECUTIVE OFFICERS
     The following table summarizes all compensation awarded to, earned by or paid to our CEO and our other executive officers whose total salary and bonus exceeded $100,000 (collectively, the “Named Executive Officers”) for services rendered in all capacities to us during the years indicated.
Summary Compensation Table

						Long Term
			Annual Compensation			Compensation
					Other Annual	Securities
					Compensation ($)	Underlying		All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)		(1, 2)	Options/SARs (#)		Compensation($)(4)
Dr. Elma Hawkins	2005	$350,000	$87,500	(5)	$22,495	—		n/a
President and CEO from	2004	$300,278	$225,000	(5)	$22,214	40,000,000	(3)(c)	n/a
2/04 to 2/06	2003	n/a	n/a		n/a	375,000	(6)	n/a

Eli Wilner	2005	—	—		n/a	—		n/a
Chairman and Secretary, 5/02	2004	—	—		n/a	5,000,000	(3)(a)	n/a
to Present, President, CEO	2003	n/a	n/a		n/a	19,750,000	(3)(b)	n/a
from 8/03 to 2/04 and Interim
President and CEO from 2/06

Shalom Z. Hirschman, MD	2005	n/a	n/a		n/a	n/a		n/a
Chief Scientist, 8/03 to	2004	$361,000	$50,000		$29,588	—		$4,545
12/04, Chairman 12/01 to 5/02,	2003	$361,000	—		$27,843	—		$15,410
President, CEO and Chief
Scientist from 10/96 to 8/03,
and consultant from 5/95 to
10/96

Alan V. Gallantar	2005	n/a	n/a		n/a	n/a		n/a
CFO from 10/99 to 4/04;	2004	$66,923	—		$1,750	—		—
Treasurer from 12/01 to 4/04	2003	$200,000	—		$6,000	—		—

(1)	Other Annual Compensation for Dr. Hawkins included medical insurance premiums paid by Advanced Viral on her behalf, and the aggregate incremental cost to Advanced Viral of Dr. Hawkins’ travel expenses.

(2)	Other Annual Compensation for Dr. Hirschman included medical insurance premiums paid by Advanced Viral on his behalf, and aggregate incremental cost to Advanced Viral of Dr. Hirschman’s automobile lease, gas, oil, repairs and maintenance. Other Annual Compensation for Mr. Gallantar includes an automobile allowance of $500 per month. Mr. Gallantar resigned in April 2004.

(3)	Includes (a) options granted in February 2004 to purchase 5,000,000 shares at an exercise price of $0.15 per share for a period of five years from the exercise date; (b) options granted in August and December 2003 to purchase an aggregate of 19,750,000 at exercise prices ranging from $0.52 to $0.18 per share over a period of 10 years from the grant date; and (c) options granted in February 2004 to purchase 40,000,000 shares at exercise prices ranging from $0.12 to $0.16 per share over a period of five years from the exercise date.

(4)	Represents the dollar value of insurance premiums paid by or on behalf of Advanced Viral with respect to term life insurance for the benefit of the Named Executive Officers.

(5)	Dr. Hawkins received a signing bonus of $50,000 upon the commencement of her employment in February 2004, a bonus of $175,000 paid in February 2005 for the year 2004, and a bonus of $87,500 payable in three installments of $29,166.66 in February, March and April 2006 for the year 2005.

(6)	Dr. Hawkins was granted these options in connection with her appointment to our Board of Directors.

STOCK OPTIONS
     The following table provides information concerning grants of stock options made during 2005 to each of our Named Executive Officers. We have never granted any stock appreciation rights.
Option Grants in 2005

	Individual Grants					Potential Realizable
		% of Total				Value at Assumed
	Number of	Options		Market		Annual Rates of Stock
	Securities	Granted to		Price		Price Appreciation for
	Underlying	Employees	Exercise	Per Share		Option Term (1)
	Options	in Fiscal	Price Per	On Grant	Expiration
Name and Principal Position	Granted (#)	Year (%)(2)	Share ($)	Date ($)	Date	5%	10%
Eli Wilner, Interim President, Chief Executive Officer	2,700,000	100%	$0.135	$0.135	1/10/2015	$100,711.35	$222,527.25

(1)	The amounts shown in the table as potential realizable value represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These amounts represent assumed rates of appreciation in the value of our common stock from the fair market value on the date of grant. The 5% and 10% assumed compounded annual rates of stock price appreciation are mandated by rules of the SEC and do not represent our estimate or projection of the future price of our common stock. Actual gains, if any, on stock option exercises depend on the future performance of our common stock.

(2)	Represents options to purchase 2,700,000 shares at an exercise price of $0.135 per share for a period of 10 years granted in January 2005 to Mr. Wilner as a member of the Board of Directors. Options with identical terms to purchase 1,800,000 shares, 1,900,000 shares, 1,800,000 and 1,350,000 shares were granted at the same time to Mr. Seligman, Mr. Walzer, Mr. Moore and Ms. Van Sant, respectively, all of whom were directors of the Company in January 2005. At that time, Mr. Wilner was not the Interim President and Chief Executive Officer of the Company. No other options were granted to employees during 2005.
Aggregate Option Exercises in 2005 and Option Values at December 31, 2005
     The following table sets forth certain summary information concerning exercised and unexercised options to purchase our common stock as of December 31, 2005 held by the Named Executive Officers. No options were exercised during the year ended December 31, 2005 by the Named Executive Officers.

			Number of Securities
			Underlying Unexercised	Value of Unexercised
	Shares		Options at Fiscal	In-the-Money Options at
	Acquired on	Value	Year-End	Fiscal Year-End
Name	Exercise (#)	Realized (1)	Exercisable/Unexercisable	Exercisable/Unexercisable (2)
Eli Wilner	0	N/A	28,050,000 / 3,250,000	$282,500 / $0	(3)
Dr. Elma Hawkins	0	N/A	16,375,000 / 24,000,000	$0 / $0	(4)
Shalom Z. Hirschman, M.D.	0	N/A	39,100,000 / 0	$0 / $0	(5)
Alan V. Gallantar	0	N/A	4,547,880 / 0	$0 / $0	(6)

(1)	Based on the difference between the average of the high and low bid prices per share of the common stock as reported by the Bulletin Board on the date of exercise, and the exercise or base price.

(2)	Based on the difference between the average of the closing bid and ask price per share of the common stock as reported by the Bulletin Board on December 31, 2005, and the exercise or base price of in-the-money stock options.

(3)	As of December 31, 2005, Mr. Wilner held options to purchase an aggregate of 31,300,000 shares of our common stock at exercise prices ranging from $0.052 to $0.18 per share, of which 28,050,000 were exercisable as of December 31, 2005.

(4)	As of December 31, 2005, Dr. Hawkins held options to purchase 40,375,000 shares at exercise prices ranging from $0.12 to $0.1818 per share, of which 16,375,000 were exercisable at December 31, 2005. Effective February 18, 2006, Dr. Hawkins resigned as President and Chief Executive and a member of the Board of Directors of Advanced Viral, and as a result, unvested options to purchase an aggregate of 24,000,000 shares were cancelled.

(5)	As of December 31, 2005, Dr. Hirschman held options to purchase an aggregate of 39,100,000 shares of our common stock at exercise prices ranging from $0.18 to $0.36 per share, all of which are currently exercisable.

(6)	Mr. Gallantar resigned from his position as CFO and Treasurer of Advanced Viral Research Corp. in April 2004. As of December 31, 2005, Mr. Gallantar held options to purchase 4,547,880 shares of common stock at $0.24255 per share, all of which were exercisable as of such date.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS
Hawkins Employment Agreement and Consulting Agreement
     Pursuant to an Employment Agreement dated February 10, 2004, we retained Elma S. Hawkins, Ph.D., MBA as our President and Chief Executive Officer commencing February 18, 2004 until February 18, 2006 unless terminated earlier or renewed as provided in the agreement. Effective February 18, 2006, Dr. Hawkins resigned as President and Chief Executive and a member of the Board of Directors of Advanced Viral.
     Pursuant to her employment agreement, Dr. Hawkins received a signing bonus of $50,000, a base salary of $350,000 per year, and was eligible to receive an annual cash bonus of up to 50% of her then base salary based on certain performance objectives in the sole discretion of the Board of Directors. In addition, Dr. Hawkins was entitled to reimbursement of certain expenses and to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other executives of Advanced Viral and their families. Upon the execution of her employment agreement, Dr. Hawkins received an option to purchase 40 million shares of our common stock through February 2009. The option vested in increments of 666,667 on a monthly basis, and is exercisable at prices ranging from $0.12 to $0.16 per option share. On February 14, 2006, our Board of Directors approved a cash bonus payment of $87,500 to Dr. Hawkins with respect to the year ended December 31, 2005. The bonus is payable in three equal installments of $29,166.66 on February 21, 2006, March 21, 2006 and April 21, 2006.
     Pursuant to the agreement, upon termination, Dr. Hawkins received her base salary earned through the date of termination, accrued vacation, and all applicable reimbursements due. In addition, all unvested options (24 million option shares) were cancelled, and all vested options (16.4 million option shares) are exercisable until May 18, 2006.
     On February 17, 2006, we entered into a consulting agreement with Dr. Hawkins which provides that she will provide consulting services to us on such matters pertaining to our business as may, from time to time, be requested of her by our Chairman of the Board of Directors or his designee. Dr. Hawkins shall receive a consulting fee of $325 per hour for her consulting services. The initial term of the consulting agreement shall be for 90 days, and shall be automatically extended by successive sixty (60) day periods unless either we or Dr. Hawkins notifies the other in writing of its intent not to extend the term within 10 days of the end of the then existing term.
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
401(k) Plan
     We have a 401(k) plan that allows eligible employees to contribute up to 20% of their salary, subject to annual limits.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED                   STOCKHOLDER MATTERS
Stock Ownership of Certain Beneficial Owners and Management
     The following table sets forth, as of March 27, 2006, certain information with respect to the beneficial ownership of our Common Stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock; (ii) each of our directors, (iii) each of our Named Executive Officers, and (iv) all of our directors and executive officers as a group. This table is based upon information supplied by officers, directors and principal stockholders and filings made by such persons with the SEC.
     Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 27, 2006, are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.
     The address for each of the persons listed in the table below is c/o Advanced Viral Research Corp. 200 Corporate Boulevard South, Yonkers, New York 10701.

		Percent Beneficially
Name of Beneficial Owner	Number of Shares	Owned(1)
Eli Wilner (2)	30,494,267	4.2%
Nancy J. Van Sant (3)	7,409,200	1.1%
Roy Walzer (3)	9,878,800	1.4%

All officers & directors as a group (4)	47,782,267	6.4%

Dr. Elma S. Hawkins (5)	16,425,000	2.3%
Alan V. Gallantar (6)	4,547,880	*
Shalom Z. Hirschman, M.D. (7)	39,100,000	5.3%
William Bregman (8)	37,042,403	5.3%
James F. Dicke II (9)	81,417,086	11.5%
James F. Dicke III (10)	66,275,000	9.4%

*	Less than 1%

(1)	The applicable percentage ownership is based on 696,587,734 shares outstanding as of March 27, 2006, together with securities which may be acquired within 60 days from such date pursuant to exercisable or convertible securities or contracts to purchase securities.

(2)	Includes (i) 28,466,667 shares that may be acquired pursuant to currently exercisable stock options; (ii) 362,500 shares beneficially owned by Mr. Wilner’s wife Barbara Ann Brennan; and (iii) 50,000 shares beneficially owned by Mr. Wilner’s step-daughter Celia Conaway. Mr. Wilner is our interim President and Chief Executive Officer, as well as Secretary and Chairman of the Board of Directors.

(3)	Represents shares that may be acquired pursuant to currently exercisable stock options. The persons listed are directors of Advanced Viral Research Corp.

(4)	Only includes officers and directors serving as of March 27, 2006.

(5)	Represents shares that may be acquired pursuant to currently exercisable stock options. Effective February 18, 2006, Dr. Hawkins resigned as President and Chief Executive and a member of the Board of Directors of Advanced Viral.

(6)	Represents shares that may be acquired pursuant to currently exercisable stock options. Mr. Gallantar resigned from his position as CFO and Treasurer of Advanced Viral Research Corp. in April 2004.

(7)	Represents 39,100,000 shares that may be acquired pursuant to currently exercisable options to purchase common stock. Dr. Hirschman is our former Chief Executive Officer.

(8)	Includes 20,299,029 shares held in a trust for which Mr. Bregman is the sole trustee and sole beneficiary; 215,000 shares owned by Forest Berlin, his grandson; and 215,000 shares owned by Jessica Berlin, his granddaughter.

(9)	Includes (i) 9,375,000 shares issuable pursuant to currently exercisable outstanding warrants. Mr. Dicke II disclaims beneficial ownership of stock owned by his son, James F. Dicke III. Mr. Dicke II is a former Director of Advanced Viral Research Corp.

(10)	Includes 7,500,000 shares issuable pursuant to currently exercisable outstanding warrants.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     On February 14, 2006, our Board of Directors approved a cash bonus payment of $87,500 to Dr. Hawkins for her services during the year ended December 31, 2005. The bonus is payable in three equal installments of $29,166.66 on February 21, 2006, March 21, 2006 and April 21, 2006. On February 17, 2006, we entered into a consulting agreement with Dr. Hawkins which provides that after her resignation as an officer and director of Advanced Viral, effective February 18, 2006, she will provide consulting services to us on such matters pertaining to our business as may, from time to time, be requested of her by our Chairman of the Board of Directors or his designee. Dr. Hawkins shall receive a consulting fee of $325 per hour for her consulting services. The initial term of the consulting agreement shall be for 90 days, and shall be automatically extended by successive sixty (60) day periods unless either we or Dr. Hawkins notifies the other in writing of an intent not to extend the term within 10 days of the end of the then existing term.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit and Non-Audit Fees
     Rachlin Cohen & Holtz LLP is our independent registered public accounting firm. The following table sets forth fees paid to Rachlin Cohen & Holtz LLP for services provided during the years ended December 31, 2005, 2004 and 2003:

Fee Category	2005	2004	2003
Audit (1)	$69,000	$81,000	$82,000
Audit Related Fees (2)	$0	$0	$0
Tax Fees (3)	$5,000	$5,000	$6,000
All Other Fees	$0	$0	$0

Total	$74,000	$86,000	$88,000

(1)	Audit fees consist of fees for professional services rendered for the audit of our consolidated financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by independent registered accounting firms in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” This includes: employee benefit and compensation plan audits; due diligence related to mergers and acquisitions; auditor attestations that are not required by statute or regulation; and professional services related to the application of financial accounting / reporting standards.

(3)	Tax Fees are fees for professional services performed with respect to tax compliance, tax advice and tax planning.
Audit Committee Pre-Approval Policies and Procedures
     The Audit Committee’s policy is to pre-approve all audit, audit-related and permissible non-audit services provided by the independent registered public firm in order to assure that the provision of such services does not impair the auditor’s independence. These services may include audit services, audit-related services and other services. Pre-approval is generally provided for up to one year and any pre- approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Management is required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public firm in accordance with this pre-approval, and the fees for the services performed to date. During the fiscal years 2005, 2004 and 2003, respectively, all services were pre-approved by the Audit Committee in accordance with this policy.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	(1)	Financial Statements. The following financial statements of Advanced Viral Research Corp. and Report of Rachlin Cohen & Holtz LLP, independent registered public accounting firm, are included in this report:
(2)	Financial Statements Schedules. Schedules not filed herewith are either not applicable, the required information is not material, or the required information is set forth in the consolidated financial statements or footnotes thereto.

(3)	Exhibits. List of exhibits required by Item 601 of Regulation S-K. See part (b) below.
(b)	Exhibits. The following exhibits are filed as a part of this Report:

Exhibit	Description

3.1	Certificate of Incorporation of the Registrant. (2)
3.2	Bylaws of the Registrant, as amended. (1)
3.3	Amendment to Certificate of Incorporation of the Registrant. (2)
4.1	Specimen Certificate of Common Stock. (1)
4.2	Specimen Warrant Certificate. (1)
4.3	Warrant Agreement between the Registrant and American Stock Transfer and Trust Company. (1)
4.4	Forms of Common Stock Options and Agreements granted by the Registrant to TRM Management Corp. (5)
4.5	Form of Common Stock Option and Agreement granted by the Registrant to Plata Partners Limited Partnership. (12)
4.6	Consulting Agreement, dated September 11, 1992, and Form of Common Stock granted by the Registrant to Leonard Cohen. (6)
4.7	Addendum to Agreement granted by the Registrant to Shalom Z. Hirschman, MD dated March 24, 1996. (10)
4.8	Securities Purchase Agreement dated November 16, 1998 by and between the Registrant and RBB Bank AG. (11o)
4.9	7% Convertible Debenture dated November 16, 1998. (11o)
4.10	Warrant dated November 16, 1998 to purchase 375,000 shares of common stock at $0.20 per share. (11o)
4.11	Warrant dated November 16, 1998 to purchase 375,000 shares of common stock at $0.24 per share. (11o)
4.12	Securities Purchase Agreement dated December 22, 1998 by and between the Registrant and various purchasers. (15)
4.13	Form of Warrant dated December 22, 1998 to purchase shares of common stock of the Registrant at $0.2040 per share. (15)
4.14	Form of Warrant dated December 22, 1998 to purchase shares of common stock of the Registrant at $0.2448 per share. (15)
4.15	Securities Purchase Agreement dated June 23, 1999 by and between the Registrant and various purchasers. (15)
4.16	Form of Warrant dated June 23, 1999 to purchase shares of common stock of the Registrant at $0.324 per share. (15)
4.17	Form of Warrant dated June 23, 1999 to purchase shares of common stock of the Registrant at $0.378 per share. (15)

4.18	Securities Purchase Agreement dated August 3, 1999 by and between the Registrant and Focus Investors, LLC. (15)
4.19	Form of 7% Convertible Debenture dated August 3, 1999. (15)
4.20	Form of Warrant dated August 3, 1999 to purchase 50,000 shares of common stock at $0.2461 per share. (15)
4.21	Securities Purchase Agreement dated December 28, 1999 between the Registrant and Endeavour Capital Fund S.A. (16)
4.22	Form of 7% Convertible Debenture dated December 28, 1999. (16)
4.23	Form of Warrant dated December 28, 1999 to purchase shares of common stock at $0.19916667 per share. (16)
4.24	Form of Warrant dated February 7, 2000 to purchase shares of common stock at $0.21 per share. (17)
4.25	Form of Warrant dated February 7, 2000 to purchase shares of common stock at $0.26 per share. (17)
4.26	Form of Warrant dated February 16, 2000 to purchase shares of common stock at $0.275 per share. (17)
4.27	Form of Warrant dated February 16, 2000 to purchase shares of common stock at $0.33 per share. (17)
4.28	Form of Class A Warrant dated September 18, 2000 to purchase 5 million shares of common stock. (19)
4.29	Form of Class B Warrant dated September 18, 2000 to purchase 5 million shares of common stock. (19)
4.30	Form of Class A Warrant dated February 9, 2001 to purchase 5 million shares of common stock. (21)
4.31	Form of Class B Warrant dated February 9, 2001 to purchase 5 million shares of common stock. (21)
4.32	Promissory Note and Guaranty in favor of Alan V. Gallantar dated November 29, 2001 by the Registrant. (11p)
4.33	Form of Warrant dated September 9, 2002 between the Registrant and various investors. 11(q)
4.34	5% Convertible Debenture dated April 28, 2003. (27)
4.35	Warrant dated April 28, 2003 to purchase 15 million shares of common stock at an exercise price of $0.091 per share. (27)
4.36	5% Convertible Debenture dated July 18, 2003. (28)
4.37	Warrant dated February 3, 2003 to purchase 7,500,000 shares of common stock at an exercise price of $0.20 per share granted to James F. Dicke II. (11s)
4.38	Warrant dated February 3, 2003 to purchase 7,500,000 shares of common stock at an exercise price of $0.20 per share granted to James F. Dicke III. (11s)
4.39	Form of Warrant dated February 9, 2004 to purchase shares of common stock at an exercise price of $0.16 per share granted to certain affiliates of DCT. (29)
4.40	Stock Option Agreement dated February 10, 2004 to purchase 40 million shares of common stock granted to Elma S. Hawkins. (29)
10.1	Declaration of Trust by Bernard Friedland and William Bregman in favor of the Registrant dated November 16, 1987. (12)
10.2	Clinical Trials Agreement, dated September 19, 1990, between Clinique Medical Actuel and the Registrant. (3)
10.3	Letter, dated March 15, 1991 to the Registrant from Health Protection Branch. (3)
10.4	Agreement dated August 20, 1991 between TRM Management Corp. and the Registrant. (11a)
10.5	Lease dated December 18, 1991 between Bayview Associates, Inc. and the Registrant. (4)
10.6	Lease Agreement, dated February 16, 1993 between Stortford Brickell Inc. and the Registrant. (7)
10.7	Consulting Agreement dated February 28, 1993 between Leonard Cohen and the Registrant. (8)
10.8	Medical Advisor Agreement, dated as of September 14, 1993, between Lionel Resnick, MD and the Registrant. (11b)
10.9	Agreement, dated November 9, 1993, between Dormer Laboratories Inc. and the Registrant. (12)
10.10	Exclusive Distribution Agreement, dated April 25, 1994, between C.U.R.E. Pharmaceutical Corp. and the Registrant. (11c)
10.11	Exclusive Distribution Agreement, dated as of June 1, 1994, between C.U.R.E. Pharmaceutica Central Americas Ltd. and the Registrant. (11d)
10.12	Exclusive Distribution Agreement dated as of June 17, 1994 between DCT S.R.L. and the Registrant, as amended. (11e)
10.13	Contract, dated as of October 25, 1994 between Commonwealth Pharmaceuticals of the Channel Islands and the Registrant. (11f)
10.14	Agreement dated May 24, 1995 between the Registrant and Deborah Silver. (9)
10.15	Agreement dated May 29, 1995 between the Registrant and Shalom Z. Hirschman, MD. (9)
10.16	Exclusive Distribution Agreement, dated as of June 2, 1995, between AVIX International Pharmaceutical Corp. and the Registrant. (12)
10.17	Supplement to Exclusive Distribution Agreement, dated November 2, 1995 with Commonwealth Pharmaceuticals. (12)
10.18	Exclusive Distributorship & Limited License Agreement, dated December 28, 1995, between AVIX International Pharmaceutical Corp., Beijing Unistone Pharmaceutical Co., Ltd. and the Registrant. (11g)
10.19	Modification Agreement, dated December 28, 1995, between AVIX International Pharmaceutical Corp. and the Registrant. (11g)
10.20	Agreement dated April 1, 1996, between DCT S.R.L. and the Registrant. (11h)
10.21	Addendum, dated as of March 24, 1996, to Consulting Agreement between the Registrant and Shalom Z. Hirschman, MD. (10)
10.22	Addendum to Agreement, dated July 11, 1996, between AVIX International Pharmaceutical Corp. and the Registrant. (11i)
10.23	Employment Agreement, dated October 17, 1996, between the Registrant and Shalom Z. Hirschman, MD. (11j)
10.24	Lease, dated February 7, 1997 between Robert Martin Company, LLC and the Registrant. (12)
10.25	Copy of Purchase and Sale Agreement, dated February 21, 1997 between the Registrant and Interfi Capital Group. (11k)
10.26	Material Transfer Agreement-Cooperative Research And Development Agreement, dated March 13, 1997, between National Institute of Health, Food and Drug Administration and the Centers for Disease Control and Prevention. (11l)
10.27	Copy of Purchase and Sale Agreement, dated September 26, 1997 between the Registrant and RBB Bank AG. (11m)

10.28	Copy of Extension to Materials Transfer Agreement-Cooperative Research and Development Agreement, dated March 4, 1998, between National Institute of Health, Food and Drug Administration and the Centers for Disease Control and Prevention. (13)
10.29	Amended and Restated Employment Agreement dated July 8, 1998 between the Registrant and Shalom Z. Hirschman, MD. (11n)
10.30	Agreement between the Registrant and Angelo Chinnici, MD dated July 1, 1999. (14)
10.31	Consulting Agreement between the Registrant and GloboMax LLC dated January 18, 1999. (15)
10.32	Registration Rights Agreement dated August 3, 1999 between the Registrant Research and Focus Investors LLC. (15)
10.33	Employment Agreement dated October 1, 1999 between the Registrant and Alan V. Gallantar. (15)
10.34	Registration Rights Agreement dated December 28, 1999 between the Registrant and Endeavour Capital Fund, S.A. (16)
10.35	Consulting Agreement dated February 7, 2000 between the Registrant and Harbor View Group, Inc. (17)
10.36	Securities Purchase Agreement dated February 16, 2000 between the Registrant and Harbor View Group, Inc. (17)
10.37	Letter Agreement dated November 16, 1999 between the Registrant and Bratskeir & Company. (18)
10.38	Amended and Restated Employment Agreement dated May 12, 2000 between the Registrant and Shalom Z. Hirschman, MD. (18)
10.39	Equity Line of Credit Agreement dated as of September 18, 2000 between the Registrant and Spinneret Financial Systems, Inc. (19)
10.40	Registration Rights Agreement dated as of September 18, 2000 between the Registrant and Spinneret Financial Systems, Inc. (19)
10.41	Registration Rights Agreement dated as of September 18, 2000 between the Registrant and May Davis Group, Inc. (19)
10.42	Placement Agent Agreement dated September 18, 2000 between the Registrant and May Davis Group, Inc. (19)
10.43	Assignment and Assumption Agreement dated December 12, 2000 between Spinneret Financial Systems, Inc. and GMF Holdings Inc. (20)
10.44	Agreement to Waive Assignment Rights dated December 12, 2000 by GMF Holdings Inc. (20)
10.45	Termination Agreement dated January 22, 2001 between GMF Holdings, Inc., May Davis Group, Inc. and the Registrant. (21)
10.46	Equity Line of Credit Agreement dated as of February 9, 2001 between the Registrant and Cornell Capital Partners, LP. (21)
10.47	Registration Rights Agreement dated as of February 9, 2001 between the Registrant and Cornell Capital Partners, LP. (21)
10.48	Registration Rights Agreement dated as of February 9, 2001 between the Registrant and May Davis Group, Inc. (21)
10.49	Placement Agent Agreement dated February 9, 2001 between the Registrant and May Davis Group, Inc. (21)
10.50	Agreement dated as of April 2, 2001 between the Registrant and Selikoff Center of Ra’Anana, Israel. (22)
10.51	Agreement dated as of January 29, 2001 between the Registrant and The Weizmann Institute of Science and Yeda. (22)
10.52	Securities Purchase Agreement dated November 8, 2000 by and between the Registrant and various investors. (23)
10.53	Securities Purchase Agreement dated July 27, 2001 by and between the Registrant and various investors. (23)
10.54	Severance Agreement dated November 29, 2001 by and between the Registrant and William Bregman. (11p)
10.55	Severance Agreement dated November 29, 2001 by and between the Registrant and Bernard Friedland. (11p)
10.56	Severance Agreement dated November 29, 2001 by and between the Registrant and Louis Silver. (11p)
10.57	Settlement Agreement dated March 20, 2002 by and among the Registrant, Immune Modulation Maximum Corporation, Commonwealth Pharmaceuticals, Ltd, and Charles E. Miller. (24)
10.58	Termination Agreement dated May 30, 2002 between the Registrant and Harbor View Group, Inc. (25)
10.59	Securities Purchase Agreement dated May 30, 2002 between the Registrant and O. Frank Rushing and Justine Simoni, as joint tenants. (25)
10.60	Securities Purchase Agreement dated July 3, 2002 between the Registrant and James F. Dicke III. (25)
10.61	Securities Purchase Agreement dated July 15, 2002 between the Registrant and Peter Lunder. (25)
10.62	Securities Purchase Agreement dated September 9, 2002 between the Registrant and various investors. 11(q)
10.63	Registration Rights Agreement dated September 9, 2002 between the Registrant and various investors. 11(q)
10.66	Agreement dated May 1, 2002 (effective September 2002) between Advanced Viral Research Corp. and EnviroGene LLC. (26)
10.64	Agreement dated October 8, 2002 between Advanced Viral Research Corp. and Quintiles Israel Ltd. (26)
10.65	Securities Purchase Agreement dated as of April 28, 2003 between the Registrant and Cornell Capital Partners, LP. (27)
10.66	Registration Rights Agreement dated as of April 28, 2003 between the Registrant and Cornell Capital Partners, LP. (27)
10.67	Equity Line of Credit Agreement dated as of April 28, 2003 between the Registrant and Cornell Capital Partners, LP. (27)
10.68	Registration Rights Agreement dated as of April 28, 2003 between the Registrant and Cornell Capital Partners, LP. (27)
10.69	Consulting Agreement dated April 22, 2003 between Registrant and Robert Nowinski, Ph.D. (28)
10.70	Securities Purchase Agreement dated as of July 18, 2003 between the Registrant and Cornell Capital Partners, LP. (28)
10.71	Investor Registration Rights Agreement dated as of July 18, 2003 between the Registrant and Cornell Capital Partners, LP. (28)
10.72	Escrow Agreement dated July 18, 2003, between Registrant and Butler Gonzalez, LLP. (28)
10.73	Security agreement dated July 18, 2003 between Registrant and Cornell Capital Partners, L.P. (28)
10.74	Placement Agent Agreement dated April 28, 2003, between Registrant and Katalyst Securities LLC. (28)

10.75	Third Amended and Restated Employment Agreement dated August 27, 2003 between Registrant And Shalom Z. Hirschman, M.D. (11r)
10.76	First Supplementary Agreement dated July 8, 2002 by and between Registrant and Yeda Research And Development Company Limited. (28)
10.77	Agreement dated November 19, 2002 by and between Registrant and Kaplan Medical Center. (28)
10.78	Securities Purchase Agreement dated as of February 3, 2003 between the Registrant, James F. Dicke II and James F. Dicke III. (11s)
10.79	Registration Rights Agreement dated as of February 3, 2003 between the Registrant, James F. Dicke II and James F. Dicke III. (11s)
10.80	Termination and Release Agreement dated as of February 9, 2004 between the Registrant, DCT and certain affiliates of DCT. (29)
10.81	Employment Agreement dated as of February 10, 2004 between the Registrant and Dr. Elma Hawkins. (29)
10.82	Consulting Agreement dated as of February 14, 2006 between the Registrant and Dr. Elma Hawkins. (11t)
14.1	Code of Business Conduct and Ethics of the Registrant. (30)
21.1	Subsidiaries of Registrant.(30)
31.1	Section 302 Certification of the Chief Executive Officer.*
31.2	Section 302 Certification of the Chief Financial Officer.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

FOOTNOTES

*	Filed herewith.
**	Furnished herewith.

(1)	Documents incorporated by reference herein to certain exhibits our registration statement on Form S-1, as amended, File No. 33-33895, filed with the Securities and Exchange Commission on March 19, 1990.

(2)	Documents incorporated by reference herein to certain exhibits to our registration statement on Form S-18, File No. 33-2262-A, filed with the Securities and Exchange Commission on February 12, 1989.

(3)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

(4)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for period ended March 31, 1991.

(5)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(6)	Documents incorporated by reference herein to certain exhibits to our Quarterly Report on Form 10-Q for the period ended September 30, 1992.

(7)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

(8)	Documents incorporated by reference herein to certain exhibits to our Quarterly Report on Form 10-QSB for the period ended March 31, 1993.

(9)	Documents incorporated by reference herein to certain exhibits to our Quarterly Report on Form 10-QSB for the period ended June 30, 1995.

(10)	Documents incorporated by reference herein to certain exhibits to our Quarterly Report on Form 10-QSB for the period ended March 31, 1996.

(11)	Incorporated by reference herein to our Current Reports on Form 8-K and exhibits thereto as follows:
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
(n) A report on Form 8-K dated July 21, 1998.
(o) A report on Form 8-K dated November 24, 1998.
(p) A report on Form 8-K dated December 3, 2001.

(q) A report on Form 8-K dated September 10, 2002.
(r) A report on Form 8-K dated August 27, 2003.
(s) A report on Form 8-K dated February 4, 2004.
(t) A report on Form 8-K dated February 20, 2006.

(12)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

(13)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

(14)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(15)	Documents incorporated by reference herein to certain exhibits to our registration statement on Form S-1, as amended, File No. 33-70523, filed with the Securities and Exchange Commission on January 13, 1999, and Amendment No. 5 thereto, declared effective on December 15, 1999.

(16)	Documents incorporated by reference herein to certain exhibits to our registration statement on Form S-1, as amended, File No. 333-94529, filed with the Securities and Exchange Commission on January 12, 2000.

(17)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(18)	Documents incorporated by reference herein to certain exhibits to our registration statement on Form S-1, as amended, File No. 333-37974, filed with the Securities and Exchange Commission on June 6, 2000.

(19)	Documents incorporated by reference herein to certain exhibits to Post-effective Amendment No. 1 to our Registration Statement on Form S-1, as amended, File No. 333-70523, filed with the Securities and Exchange Commission on September 25, 2000.

(20)	Documents incorporated by reference herein to certain exhibits to our Registration Statement on Form S-1, File No. 333-49038, filed with the Securities and Exchange Commission on October 31, 2000 and amended pursuant to Amendment No. 1 to Form S-1 filed with the Commission on December 15, 2000.

(21)	Documents incorporated by reference herein to certain exhibits to our Registration Statement on Form S-1, File No. 333-55430, filed with the Securities and Exchange Commission on February 12, 2001 and amended pursuant to Amendment No. 1 to Form S-1 filed with the Commission on February 13, 2000.

(22)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(23)	Documents incorporated by reference herein to certain exhibits to our Registration Statement on Form S-1, File No. 333-62788, filed with the Securities and Exchange Commission on June 13, 2001 and amended pursuant to Amendment No. 1 to Form S-1 filed with the Commission on August 23, 2001.

(24)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(25)	Documents incorporated by reference herein to certain exhibits to our Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(26)	Documents incorporated by reference herein to certain exhibits to our Quarterly Report on Form 10-Q for the period ended September 30, 2002.

(27)	Document incorporated by reference herein to certain exhibits to our quarterly report for the period ended March 31, 2003.

(28)	Documents incorporated by reference herein to certain exhibits to our Registration Statement on Form S-1, File No. 333-107178, filed with the Securities and Exchange Commission on July 18, 2003 and amended pursuant to Amendment No. 1 to Form S-1 filed with the Commission on September 19, 2003, Amendment No. 2 to Form S-1 filed with the Commission on November 18, 2003, Amendment No. 3 to Form S-1 filed with the Commission on December 19, 2003 and declared effective by the Commission on December 23, 2003.

(29)	Documents incorporated by reference herein to certain exhibits to our Registration Statement on Form S-1, File No. 333-112296, filed with the Securities and Exchange Commission on January 29, 2004, as amended pursuant to Amendment No. 1 to Form S-1 filed with the Commission on February 12, 2004, and declared effective by the Commission on February 17, 2004.

(30)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(c)	Financial Statements Schedules Required by Regulation S-X. Schedules not filed herewith are either not applicable, the required information is not material, or the required information is set forth in the consolidated financial statements or footnotes thereto. No annual report or proxy material has been sent to security holders of Advanced Viral.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2006	ADVANCED VIRAL RESEARCH CORP. (Registrant)
	By:	/s/ Eli Wilner
Eli Wilner, Chairman of the Board, Secretary, Interim President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 2006	By:	/s/ Martin Bookman
Martin Bookman, Acting Chief Financial Officer

Date: March 30, 2006	By:	/s/ Nancy Van Sant
Nancy Van Sant, Director

Date: March 30, 2006	By:	/s/ Roy Walzer
Roy Walzer, Director

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulations S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulations S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Advanced Viral Research Corp.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Directors
Advanced Viral Research Corp.
(A Development Stage Company)
Yonkers, New York
We have audited the accompanying consolidated balance sheets of Advanced Viral Research Corp. (A Development Stage Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2005 and for the period from inception (February 20, 1984) to December 31, 2005. These consolidated financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Viral Research Corp. (A Development Stage Company) as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2005 and for the period from inception (February 20, 1984) to December 31, 2005 in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RACHLIN COHEN & HOLTZ LLP

Miami, Florida
March 20, 2006

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$4,615,581	$8,600,590
Prepaid insurance	88,683	82,508
Other current assets	32,445	34,947

Total current assets	4,736,709	8,718,045

Property and Equipment, Net	212,732	531,104
Assets Held for Sale	112,319	127,246
Patents and Other Assets	87,717	1,055,507

Total assets	$5,149,477	$10,431,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$140,278	$96,123
Accrued liabilities	185,117	320,526

Total current liabilities	325,395	416,649

Commitments, Contingencies and Subsequent Events	—	—

Stockholders’ Equity:
Common stock; 1,000,000,000 shares of $.00001 par value authorized, 696,587,734 and 696,487,734 shares issued and outstanding	6,966	6,965
Additional paid-in capital	73,145,593	73,136,594
Deficit accumulated during the development stage	(68,328,477)	(63,128,306)

Total stockholders’ equity	4,824,082	10,015,253

Total liabilities and stockholders’ equity	$5,149,477	$10,431,902

See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

				Inception (February 20,
	Year Ended December 31,			1984) to
				December 31,
	2005	2004	2003	2005
Revenues	$—	$—	$—	$231,892

Costs and Expenses:
Research and development	1,761,915	1,768,984	1,350,318	23,196,633
General and administrative	2,101,053	2,353,499	3,221,433	25,270,462
Compensation and other expense for				—
options and warrants	—	5,784	605,788	4,934,808
Cost in connection with settlement of distribution agreement	—	687,005	—	687,005
Depreciation and amortization	405,286	929,182	922,024	4,129,617
Impairment charge — patent cost	1,081,085	—	—	1,081,085

	5,349,339	5,744,454	6,099,563	59,299,610

Loss from Operations	(5,349,339)	(5,744,454)	(6,099,563)	(59,067,718)

Other Income (Expense):
Interest income	174,545	116,557	12,785	1,205,322
Other income	—	—	—	120,093
Interest expense	(5,786)	(686,808)	(1,697,325)	(8,755,623)
Severance expense — former directors	—	—	—	(302,500)

	168,759	(570,251)	(1,684,540)	(7,732,708)

Loss from Continuing Operations	(5,180,580)	(6,314,705)	(7,784,103)	(66,800,426)
(Loss) Income from Discontinued Operations	(19,591)	101,441	(32,708)	(1,528,051)

Net Loss	$(5,200,171)	$(6,213,264)	$(7,816,811)	$(68,328,477)

Net Loss Per Common Share
Basic and Diluted:
Continuing operations	$(0.01)	$(0.01)	$(0.02)
Discontinued operations	(0.00)	0.00	(0.00)

Net loss	$(0.01)	$(0.01)	$(0.02)

Weighted Average Number of Common Shares Outstanding	696,523,624	568,838,679	495,008,372

See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2005

					Deficit
					Accumulated
	Amount	Common Stock		Additional	during the
	Per			Paid-In	Development
	Share	Shares	Amount	Capital	Stage
Balance, inception (February 20, 1984) as previously reported		—	$1,000	$—	$(1,000)

Adjustment for pooling of interests		—	(1,000)	1,000	—

Balance, inception, as restated		—	—	1,000	(1,000)

Net loss, period ended December 31, 1984		—	—	—	(17,809)

Balance, December 31, 1984		—	—	1,000	(18,809)

Issuance of common stock for cash	$0.00	113,846,154	1,138	170	—
Net loss, year ended December 31, 1985		—	—	—	(25,459)

Balance, December 31, 1985		113,846,154	1,138	1,170	(44,268)

Issuance of common stock — public offering	0.01	40,000,000	400	399,600	—
Issuance of underwriter’s warrants		—	—	100	—
Expenses of public offering		—	—	(117,923)	—
Issuance of common stock, exercise of “A” warrants	0.03	819,860	9	24,587	—
Net loss, year ended December 31, 1986		—	—	—	(159,674)

Balance, December 31, 1986		154,666,014	$1,547	$307,534	$(203,942)

See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Continued)
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2005

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
(Continued)
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2005

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

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Continued)
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2005

						Deficit
						Accumulated
	Amount	Common Stock		Additional		during the	Deferred
	Per			Paid-In	Subscription	Development	Compensation
	Share	Shares	Amount	Capital	Receivable	Stage	Cost
Balance, December 31, 1993		236,276,991	$2,363	$3,416,070	$—	$(2,854,076)	$—

Issuance of common stock, for consulting services	$0.05	4,750,000	47	237,453	—	—	—
Issuance of common stock, exercise of options	0.08	400,000	4	31,996	—	—	—
Issuance of common stock, exercise of options	0.10	190,000	2	18,998	—	—	—
Net loss, year ended December 31, 1994	—	—	—	—	—	(440,837)	—

Balance, December 31, 1994		241,616,991	2,416	3,704,517	—	(3,294,913)	—

Issuance of common stock, exercise of options	0.05	3,333,333	33	166,633	—	—	—
Issuance of common stock, exercise of options	0.08	2,092,850	21	167,407	—	—	—
Issuance of common stock, exercise of options	0.10	2,688,600	27	268,833	—	—	—
Issuance of common stock, for consulting services	0.11	1,150,000	12	126,488	—	—	—
Issuance of common stock, for consulting services	0.14	300,000	3	41,997	—	—	—
Net loss, year ended December 31, 1995	—	—	—	—	—	(401,884)	—

Balance, December 31, 1995		251,181,774	$2,512	$4,475,875	$—	$(3,696,797)	$—

See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Continued)
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2005

						Deficit
						Accumulated
	Amount	Common Stock		Additional		during the	Deferred
	Per			Paid-In	Subscription	Development	Compensation
	Share	Shares	Amount	Capital	Receivable	Stage	Cost
Balance, December 31, 1995		251,181,774	$2,512	$4,475,875	$—	$(3,696,797)	$—

Issuance of common stock, exercise of options	$0.05	3,333,334	33	166,634	—	—	—
Issuance of common stock, exercise of options	0.08	1,158,850	12	92,696	—	—	—
Issuance of common stock, exercise of options	0.10	7,163,600	72	716,288	—	—	—
Issuance of common stock, exercise of options	0.11	170,000	2	18,698	—	—	—
Issuance of common stock, exercise of options	0.12	1,300,000	13	155,987	—	—	—
Issuance of common stock, exercise of options	0.18	1,400,000	14	251,986	—	—	—
Issuance of common stock, exercise of options	0.19	500,000	5	94,995	—	—	—
Issuance of common stock, exercise of options	0.20	473,500	5	94,695	—	—	—
Issuance of common stock, for services rendered	0.50	350,000	3	174,997	—	—	—
Options granted	—	—	—	760,500	—	—	(473,159)
Subscription receivable	—	—	—	—	(19,000)	—	—
Net loss, year ended December 31, 1996	—	—	—	—	—	(1,154,740)	—

Balance, December 31, 1996		267,031,058	$2,671	$7,003,351	$(19,000)	$(4,851,537)	$(473,159)

See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Continued)
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2005

						Deficit
						Accumulated
	Amount	Common Stock		Additional		during the	Deferred
	Per			Paid-In	Subscription	Development	Compensation
	Share	Shares	Amount	Capital	Receivable	Stage	Cost
Balance, December 31, 1996		267,031,058	$2,671	$7,003,351	$(19,000)	$(4,851,537)	$(473,159)

Issuance of common stock, exercise of options	$0.08	3,333,333	33	247,633	—	—	—
Issuance of common stock, conversion of debt	0.20	1,648,352	16	329,984	—	—	—
Issuance of common stock, conversion of debt	0.15	894,526	9	133,991	—	—	—
Issuance of common stock, conversion of debt	0.12	2,323,580	23	269,977	—	—	—
Issuance of common stock, conversion of debt	0.15	1,809,524	18	265,982	—	—	—
Issuance of common stock, conversion of debt	0.16	772,201	8	119,992	—	—	—
Issuance of common stock, for services rendered	0.41	50,000	—	20,500	—	—	—
Issuance of common stock, for services rendered	0.24	100,000	1	23,999	—	—	—
Beneficial conversion feature, February debenture	—	—	—	413,793	—	—	—
Beneficial conversion feature, October debenture	—	—	—	1,350,000	—	—	—
Warrant costs, February debenture	—	—	—	37,242	—	—	—
Warrant costs, October debenture	—	—	—	291,555	—	—	—
Amortization of deferred compensation cost	—	—	—	—	—	—	399,322
Imputed interest on convertible debenture	—	—	—	4,768	—	—	—
Net loss, year ended December 31, 1997	—	—	—	—	—	(4,141,729)	—

Balance, December 31, 1997		277,962,574	$2,779	$10,512,767	$(19,000)	$(8,993,266)	$(73,837)

See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Continued)
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2005

						Deficit
						Accumulated
	Amount	Common Stock		Additional		during the	Deferred
	Per			Paid-In	Subscription	Development	Compensation
	Share	Shares	Amount	Capital	Receivable	Stage	Cost
Balance, December 31, 1997		277,962,574	$2,779	$10,512,767	$(19,000)	$(8,993,266)	$(73,837)

Issuance of common stock, exercise of options	$0.12	295,000	3	35,397	—	—	—
Issuance of common stock, exercise of options	0.14	500,000	5	69,995	—	—	—
Issuance of common stock, exercise of options	0.16	450,000	5	71,995	—	—	—
Issuance of common stock, exercise of options	0.20	10,000	—	2,000	—	—	—
Issuance of common stock, exercise of options	0.26	300,000	3	77,997	—	—	—
Issuance of common stock, conversion of debt	0.13	1,017,011	10	132,990	—	—	—
Issuance of common stock, conversion of debt	0.14	2,512,887	25	341,225	—	—	—
Issuance of common stock, conversion of debt	0.15	5,114,218	51	749,949	—	—	—
Issuance of common stock, conversion of debt	0.18	1,491,485	15	274,985	—	—	—
Issuance of common stock, conversion of debt	0.19	3,299,979	33	619,967	—	—	—
Issuance of common stock, conversion of debt	0.22	1,498,884	15	335,735	—	—	—
Issuance of common stock, conversion of debt	0.23	1,870,869	19	424,981	—	—	—
Issuance of common stock, for services rendered	0.21	100,000	1	20,999	—	—	—
Beneficial conversion feature, November debenture	—	—	—	625,000	—	—	—
Warrant costs, November debenture	—	—	—	48,094	—	—	—
Amortization of deferred compensation cost	—	—	—	—	—	—	59,068
Write off of subscription receivable	—	—	—	(19,000)	19,000	—	—
Net loss, year ended December 31, 1998	—	—	—	—	—	(4,557,710)	—

Balance, December 31, 1998	—	296,422,907	$2,964	$14,325,076	$—	$(13,550,976)	$(14,769)

See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Continued)
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2005

					Deficit
					Accumulated
	Amount	Common Stock		Additional	during the	Deferred	Discount
	Per			Paid-In	Development	Compensation	on
	Share	Shares	Amount	Capital	Stage	Cost	Warrants
Balance, December 31, 1998		296,422,907	$2,964	$14,325,076	$(13,550,976)	$(14,769)	$—

Issuance of common stock, securities purchase agreement	$0.16	4,917,276	49	802,451	—	—	—
Issuance of common stock, securities purchase agreement	0.27	1,851,852	18	499,982	—	—	—
Issuance of common stock, for services rendered	0.22	100,000	1	21,999	—	—	—
Issuance of common stock, for services rendered	0.25	180,000	2	44,998	—	—	—
Beneficial conversion feature, August debenture	—	—	—	950,036	—	—	—
Beneficial conversion feature, December debenture	—	—	—	361,410	—	—	—
Amortization of warrant costs, convertible debentures	—	—	—	300	—	—	(300)
Warrant costs, related to convertible debentures	—	—	—				2,455
Warrant costs, August debenture	—	—	—	49,964	—	—	—
Warrant costs, December debenture	—	—	—	4,267	—	—	—
Amortization of warrant costs, securities purchase agreement	—	—	—	—	—	—	—
Amortization of deferred compensation cost	—	—	—	(14,769)	—	14,769	—
Credit arising from modification of option terms	—	—	—	210,144	—	—	—
Net loss, year ended December 31, 1999	—	—	—	—	(6,323,431)	—	—

Balance, December 31, 1999 (Restated)		303,472,035	$3,034	$17,255,858	$(19,874,407)	$—	$2,155

See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Continued)
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2005

					Deficit
					Accumulated
	Amount	Common Stock		Additional	during the	Discount
	Per			Paid-In	Development	on
	Share	Shares	Amount	Capital	Stage	Warrants
Balance, December 31, 1999 (Restated)		303,472,035	$3,034	$17,255,858	$(19,874,407)	$2,155

Issuance of common stock, exercise of options	$0.1400	600,000	6	83,994	—	—
Issuance of common stock, exercise of options	0.1500	1,600,000	16	239,984	—	—
Issuance of common stock, exercise of options	0.1600	650,000	7	103,994	—	—
Issuance of common stock, exercise of options	0.1700	100,000	1	16,999	—	—
Issuance of common stock, exercise of options	0.2100	792,500	8	166,417	—	—
Issuance of common stock, exercise of options	0.2500	1,000,000	10	246,090	—	—
Issuance of common stock, exercise of options	0.2700	281,000	3	75,867	—	—
Issuance of common stock, exercise of options	0.3600	135,000	1	48,599	—	—
Issuance of common stock, exercise of warrants	0.2040	220,589	2	44,998	—	—
Issuance of common stock, exercise of warrants	0.2448	220,589	2	53,998	—	—
Issuance of common stock, exercise of warrants	0.2750	90,909	1	24,999	—	—
Issuance of common stock, exercise of warrants	0.3300	90,909	1	29,999	—	—
Issuance of common stock, conversion of debt	0.1400	35,072,571	351	4,907,146	—	—
Issuance of common stock, conversion of debt	0.1900	1,431,785	14	275,535	—	—
Issuance of common stock, conversion of debt	0.2000	1,887,500	19	377,481	—	—
Issuance of common stock, conversion of debt	0.3600	43,960	—	15,667	—	—
Issuance of common stock, cashless exercise of warrants	—	563,597	6	326,153	—	—
Issuance of common stock, services rendered	0.4650	100,000	1	46,499	—	—
Private placement of common stock	0.2200	13,636,357	136	2,999,864	—	—
Private placement of common stock	0.3024	4,960,317	50	1,499,950	—	—
Private placement of common stock	0.4000	13,265,000	133	5,305,867	—	—
Cashless exercise of warrants	—	—	—	(326,159)	—	—
Beneficial conversion feature, January Debenture	—	—	—	395,236	—	—
Warrant costs, consulting agreement	—	—	—	200,249	—	—
Warrant costs, January Debenture	—	—	—	13,418	—	—
Warrant costs, related to convertible debentures	—	—	—			(2,454)
Recovery of subscription receivable previously written off	—	—	—	19,000	—	—
Credit arising from modification of option terms	—	—	—	1,901,927	—	—
Net loss, year ended December 31, 2000	—	—	—	—	(8,816,192)	—

Balance, December 31, 2000 (Restated)		380,214,618	$3,802	$36,349,629	$(28,690,599)	$(299)

See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Continued)
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2005

					Deficit
					Accumulated
	Amount	Common Stock		Additional	during the	Discount
	Per			Paid-In	Development	on
	Share	Shares	Amount	Capital	Stage	Warrants
Balance, December 31, 2000 (Restated)		380,214,618	$3,802	$36,349,629	$(28,690,599)	$(299)

Issuance of common stock, exercise of options	$0.2700	40,000	1	10,799	—	—
Issuance of common stock, exercise of options	0.3600	20,000	1	7,199	—	—
Issuance of common stock, cashless exercise of warrants	—	76,411	1	77,491	—	—
Issuance of common stock, for services rendered	0.3500	100,000	1	34,999	—	—
Sale of common stock, for cash	0.1500	6,666,667	66	999,933	—	—
Sale of common stock, for cash	0.3000	2,000,000	20	599,980	—	—
Sale of common stock, for cash	0.3200	3,125,000	31	999,969	—	—
Sale of common stock, for cash	0.4000	1,387,500	14	554,986	—	—
Sale of common stock, for cash	0.2700	9,666,667	96	2,609,904	—	—
Warrant costs, private equity line of credit	—	—	—	1,019,153		(1,019,043)
Amortization of warrant costs, equity line of credit	—	—	—	—	—	356,594
Cashless exercise of warrants	—	—	—	(77,491)	—	—
Credit arising from modification of option terms	—	—	—	691,404	—	—
Net loss, year ended December 31, 2001	—	—	—	—	(11,086,567)	—

Balance, December 31, 2001 (Restated)		403,296,863	$4,033	$43,877,955	$(39,777,166)	$(662,748)

See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Continued)
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2005

					Deficit
					Accumulated
	Amount	Common Stock		Additional	during the	Discount
	Per			Paid-In	Development	on
	Share	Shares	Amount	Capital	Stage	Warrants
Balance, December 31, 2001 (Restated)		403,296,863	$4,033	$43,877,955	$(39,777,166)	$(662,748)

Sale of common stock, for cash	$0.1109	17,486,491	175	1,938,813	—	—
Sale of common stock, for cash	0.1400	22,532,001	225	2,840,575	—	—
Sale of common stock, for cash	0.1500	9,999,999	100	1,499,900	—	—
Issuance of common stock, conversion of debt	0.1100	909,091	9	99,991	—	—
Issuance of common stock, conversion of debt	0.1539	1,299,545	13	199,987	—	—
Warrant costs, termination agreement	—	—	—	190,757	—	—
Warrant costs, issued with sale of common stock, for cash	—	—	—	36,086	—	—
Expenses of stock issuance	—	—	—	(50,160)	—	(36,087)
Warrants granted for consulting services	—	—	—	107,382	—	—
Credit arising from modification of option terms	—	—	—	177,963	—	—
Amortization of warrant costs, equity line of credit	—	—	—	—	—	407,660
Beneficial conversion feature, May debenture	—	—	—	55,413	—	—
Beneficial conversion feature, July debentures	—	—	—	166,515	—	—
Net loss, year ended December 31, 2002	—	—	—	—	(9,321,065)	—

Balance, December 31, 2002 (Restated)		455,523,990	$4,555	$51,141,177	$(49,098,231)	$(291,175)

See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Continued)
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2005

					Deficit
					Accumulated
	Amount	Common Stock		Additional	during the	Discount
	Per			Paid-In	Development	on
	Share	Shares	Amount	Capital	Stage	Warrants
Balance, December 31, 2002 (Restated)	—	455,523,990	$4,555	$51,141,177	$(49,098,231)	$(291,175)

Sale of common stock, for cash	$0.0500	21,620,000	216	1,080,784	—	—
Sale of common stock, for cash	0.0800	22,650,000	226	1,811,774	—	—
Issuance of common stock, conversion of debt	0.0424	14,150,943	142	599,858	—	—
Issuance of common stock, conversion of debt	0.0480	12,500,000	125	599,875	—	—
Issuance of common stock, conversion of debt	0.0640	9,375,000	94	599,906	—	—
Issuance of common stock, conversion of debt	0.1000	7,255,754	73	725,653	—	—
Issuance of common stock, conversion of debt	0.1442	745,643	7	107,499	—	—
Issuance of common stock, conversion of debt	0.1818	562,865	6	102,323	—	—
Issuance of common stock, for services rendered	0.0790	100,000	1	7,899	—	—
Issuance of common stock, for services rendered	0.0930	107,527	1	9,999	—	—
Warrant costs, issued with issue of convertible debenture	—	—	—	517,141	—	(517,141)
Expenses of stock issuance	—	—	—	(199,989)	—	36,386
Amortization of warrant costs, related to convertible debenture	—	—	—	—	—	517,141
Amortization of warrant costs, equity line of credit	—	—	—	—	—	254,789
Litigation settlement - cash	—	—	—	(1,050,647)	—	—
Options issued for services rendered	—	—	—	351,000	—	—
Beneficial conversion feature, April debenture	—	—	—	482,859	—	—
Beneficial conversion feature, July debenture	—	—	—	375,000	—	—
Net loss, year ended December 31, 2003	—	—	—	—	(7,816,811)	—

Balance, December 31, 2003		544,591,722	$5,446	$57,262,111	$(56,915,042)	$—

See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Continued)
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2005

					Deficit
					Accumulated
	Amount	Common Stock		Additional	during the
	Per			Paid-In	Development
	Share	Shares	Amount	Capital	Stage	Total
Balance, December 31, 2003	$—	544,591,722	$5,446	$57,262,111	$(56,915,042)	$352,515

Exercise of stock option	0.08500	100,000	1	8,499	—	8,500
Sale of common stock, for cash	0.10000	120,000,000	1,200	11,998,800	—	12,000,000
Sale of common stock, for cash	0.15000	2,166,666	21	324,979	—	325,000
Issuance of common stock, conversion of debt	0.08000	21,945,719	220	1,755,438	—	1,755,658
Issuance of common stock, conversion of debt	0.10000	3,300,000	33	329,967	—	330,000
Issuance of common stock, conversion of debt	0.11574	1,857,730	19	214,995	—	215,014
Issuance of common stock, conversion of debt	0.12276	896,057	9	109,991	—	110,000
Issuance of common stock, conversion of debt	0.13194	1,629,840	16	215,025	—	215,041
Expenses of stock issuance	—	—	—	(26,000)	—	(26,000)
Beneficial conversion feature, January debenture	—	—	—	250,000	—	250,000
Warrants issued in settlement of distribution agreement	—	—	—	687,005	—	687,005
Option granted for services	—	—	—	5,784	—	5,784
Net loss, year ended December 31, 2004	—	—	—	—	(6,213,264)	(6,213,264)

Balance, December 31, 2004		696,487,734	$6,965	$73,136,594	$(63,128,306)	$10,015,253

See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Continued)
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2005

					Deficit
					Accumulated
	Amount	Common Stock		Additional	during the
	Per			Paid-In	Development
	Share	Shares	Amount	Capital	Stage	Total
Balance, December 31, 2004		696,487,734	$6,965	$73,136,594	$(63,128,306)	$10,015,253

Exercise of stock option	$0.09000	100,000	1	8,999	—	9,000
Net loss, year ended December 31, 2005		—	—	—	(5,200,171)	(5,200,171)

Balance, December 31, 2005		696,587,734	$6,966	$73,145,593	$(68,328,477)	$4,824,082

See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Inception
				(February 20,
	Year Ended December 31,			1984) to
				December 31,
	2005	2004	2003	2005
Cash Flows from Operating Activities:
Net loss	$(5,200,171)	$(6,213,264)	$(7,816,811)	$(68,328,477)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	420,182	943,681	937,868	4,740,394
Impairment charge — patent cost	1,081,085	—	—	1,081,085
Cost in connection with settlement of distribution agreement	—	687,005	—	687,005
Amortization of debt issuance costs	—	232,374	242,513	1,303,524
conversion feature of convertible debenture	—	431,383	809,401	5,423,579
Amortization of discount on warrants	—	—	517,141	1,681,533
Amortization of discount on warrants — consulting services	—	—	—	230,249
Amortization of deferred compensation cost	—	—	—	760,500
Issuance of common stock for debenture interest	—	16,383	101,466	237,486
Issuance of common stock for services	—	—	—	1,586,000
Compensation expense for options and warrants	—	5,784	605,788	3,876,380
Changes in operating assets and liabilities:
(Increase) decrease in other current assets	(3,642)	(42,710)	50,772	(140,891)
(Increase) decrease in other assets	—	6,461	(87,717)	(819,061)
Increase (decrease) in accounts payable and accrued liabilities	(91,254)	(496,234)	358,178	331,597

Total adjustments	1,406,371	1,784,127	3,535,410	20,979,380

Net cash used by operating activities	(3,793,800)	(4,429,137)	(4,281,401)	(47,349,097)

Cash Flows from Investing Activities:
Purchase of investments	—	—	—	(6,292,979)
Patent costs incurred	(151,725)	(134,708)	(55,302)	(1,239,119)
(Acquisition) disposal of property and equipment	(48,484)	(18,428)	4,769	(4,385,527)

Net cash used by investing activities	(200,209)	(153,136)	(50,533)	(11,917,625)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible debt	—	900,000	2,169,388	14,569,388
Proceeds from sale of securities, net of issuance costs	—	12,027,500	1,853,398	43,410,584
Proceeds from common stock subscribed but not issued	—	—	280,000	1,163,900
Proceeds from sale of investments	9,000	—	—	6,301,979
Payments under litigation settlement	—	—	(1,050,647)	(1,050,647)
Payments under capital lease	—	—	(110,553)	(420,581)
Payments on note payable	—	(15,573)	(14,471)	(111,320)
Recovery of subscription receivable written off	—	—	—	19,000

Net cash provided by financing activities	9,000	12,911,927	3,127,115	63,882,303

Net Increase (Decrease) in Cash and Cash Equivalents	(3,985,009)	8,329,654	(1,204,819)	4,615,581

Cash and Cash Equivalents, Beginning	8,600,590	270,936	1,475,755	—

Cash and Cash Equivalents, Ending	$4,615,581	$8,600,590	$270,936	$4,615,581

Supplemental Disclosure of Non-Cash Financing Activities:
Cash paid during the year for interest	$5,786	$6,667	$16,804

Supplemental Schedule of Non-Cash Investing and Financing Activities:
A note was issued in 2003 for approximately $16,000 to secure an obligation to an agency of New York State.
See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Advanced Viral Research Corp. (the Company) was incorporated in Delaware on July 31, 1985. The Company was organized for the purpose of developing, manufacturing and marketing a pharmaceutical product initially named Reticulose. This drug was the forerunner of the Company’s current drug, “AVR118.” The success of the Company will be dependent upon obtaining certain regulatory approval for its pharmaceutical product, AVR118, to commence commercial operations.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its 99.6% owned subsidiary, Advance Viral Research, Ltd. (LTD), a Bahamian Corporation. LTD is presented in the financial statements under “Discontinued Operations” (See Notes 5 and 10). All significant intercompany accounts have been eliminated.
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
At certain periods in the Company’s history, research and development activities were reduced or suspended based on available funding. In early 2004, the Company returned to its research and development efforts. Projects that were previously deferred were reassessed and a major effort was initiated to file the Company’s new Investigational New Drug (IND) application. As a result, beginning in 2004, allocations of costs to research and development were determined on an employee by employee basis along with the measurement of facilities and utilities related to these projects.
Impairment of Long-Lived Assets
As detailed in Note 2, there is substantial doubt about the Company’s ability to continue as a going concern. As a result, pursuant to SFAS No. 144 the Company has evaluated its long-lived assets for indicators of possible impairment since the circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under this procedure, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.
The Company has reviewed its patent costs for impairment and identified patents for which there are no signed distribution or license agreements or for which no revenues or cash flows are included or projected. In 2004 and 2003 the Company did not recognize any impairment charges. In 2005 the Company recognized impairment charges of $1,081,000, which represented the gross carrying amount net of accumulated amortization for the identified patents. After the impairment charge, the gross carrying amount and accumulated amortization of patents, which are the only intangible assets of the Company subject to amortization, was $0 at December 31, 2005.
Other Assets
Patent development costs are capitalized as incurred and amortized over the life of the patent once issued. Loan costs include fees paid in connection with the convertible debenture agreements and are amortized over the life of the agreement (see Note 4).

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
Estimated Fair Value of Financial Instruments
The information set forth below provides disclosure of the estimated fair value of the Company’s financial instruments presented in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005 and 2004. Since the reported fair values of financial instruments are based upon a variety of factors, they may not represent actual values that could have been realized as of December 31, 2005 and 2004 or that will be realized in the future.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At various times during the year, the Company had cash balances in excess of federally insured limits. At December 31, 2005, the Company had bank deposits on hand of approximately $4,164,000 in excess of these limits. The Company maintains its cash, which consists primarily of demand deposits, with high quality financial institutions, which the Company believes limits this risk.
In addition, the Company maintains an investment account which is not insured by the FDIC. These funds, which were invested in money market funds at December 31, 2005, may be subject to insurance by SIPC, Securities Investor Protection Corporation, subject to various limitations. At December 31, 2005, there was approximately $296,000 held in this account.

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

	2005	2004	2003
Net loss as reported	$(5,200,171)	$(6,213,264)	$(7,816,811)
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,503,246)	(3,655,762)	(2,790,859)

Pro forma net loss	$(7,703,417)	$(10,607,670)	$(10,607,670)

Loss per share — basic and diluted
As reported	$(0.01)	$(0.02)	$(0.02)

Pro forma	$(0.01)	$(0.02)	$(0.02)

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (“SFAS No. 123(R)”), Share-Based Payment. SFAS No. 123(R) requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. As discussed above, the Company has chosen to disclose the pro forma effect. SFAS No. 123(R) will be effective for the Company beginning with the quarter ending March 31, 2006. Transition options allow companies to choose whether to adopt prospectively or retrospectively, based on the amounts that have been included in the footnotes. The Company has not yet concluded on which transition option it will select. The Company expects the adoption of this standard to have a material impact on its results of operations.

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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. The statement is effective for fiscal years beginning after September 15, 2006. The Company does not believe this standard will have a material effect on the Company’s financial position or results of operations.
In May 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3” SFAS 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 carries forward without change the guidance contained in Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its financial condition, results of operations, or liquidity.
In March 2005, the FASB issued Interpretation No. 47 (“FIN 47), “Accounting for Conditional Asset Retirement Obligations”, an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The interpretation clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation is no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial position, cash flows and results of operations.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements (Continued)
In December 2003, the FASB issued FASB Interpretation Number 46-R “Consolidation of Variable Interest Entities.” FIN 46-R, which modifies certain provisions and effective dates of FIN 46, and sets for the criteria to be used in determining whether an investment in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The adoption of this statement did not have a significant impact of the Company’s financial position or results of operations.
NOTE 2. GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered accumulated net losses of $68,328,477 since inception and is dependent upon registration of AVR118 for sale before it can begin commercial operations. The Company’s cash position may be inadequate to pay all the costs associated with operations and the full range of testing and clinical trials required by the FDA. Unless and until AVR118 is approved for sale in the United States or another industrially developed country, the Company will be dependent upon the continued sale of its securities, debt or equity financing for funds to meet its cash requirements. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. No assurance can be given that the Company will be able to sustain its operations until FDA approval of AVR118 for commercial sale is granted or that any approval will ever be granted. Management is currently (i) seeking equity and debt financing, and (ii) exploring the sale of certain assets.
During 2005, the Company did not receive any proceeds from any debt or equity transactions. During 2004, the Company completed several equity transactions and issued convertible debt for which it received cash proceeds of approximately $13,208,000.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 3. PROPERTY AND EQUIPMENT

	Estimated Useful
	Lives (Years)	2005	2004
Land and improvements	15	$34,550	$34,550
Building and improvements	5-30	1,432,803	1,410,165
Machinery and equipment	5	3,428,667	3,402,821

		4,896,020	4,847,536
Less accumulated depreciation		4,571,613	4,189,861

		324,407	657,675
Less property and equipment included in assets held for sale, net (Note 5)		111,675	126,571

		$212,732	$531,104

NOTE 4. OTHER ASSETS

	2005	2004
Patent development costs, net of accumulated amortization	$0	$967,790
Other	87,717	87,717

	87,717	1,055,507

As detailed in Note 2, there is substantial doubt about the Company’s ability to continue as a going concern. Consequently, the Company recognized impairment charges in 2005 of $1,081,000, which represented the gross carrying amount net of accumulated amortization for the Company’s patents. After the impairment charge, the gross carrying amount and accumulated amortization of patents, which are the only intangible assets of the Company subject to amortization, was $0 at December 31, 2005.
NOTE 5. ASSETS HELD FOR SALE
During 2002, the Board of Directors approved a plan to sell Advance Viral Research, Ltd. (LTD), the Company’s Bahamian subsidiary. As required under SFAS 144, the net book values of the assets (LTD had no liabilities as of December 31, 2005 other than an inter-company payable that has been eliminated) have been reflected on the balance sheet as held for sale and the operations have been included in discontinued operations for the years ended December 31, 2005, 2004 and 2003 (see Note 10). Management continues to evaluate offers and believes that the estimated selling price less estimated cost to sell exceeds the net book value of LTD and therefore there is no impairment loss charged to discontinued operations.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 6. ACCRUED LIABILITIES

	2005	2004
Accrued bonus	$87,500	$175,000
Accrued payroll	43,965	47,053
Other	53,652	98,473

	$185,117	$320,526

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
During the period January 1, 2003 through December 31, 2005, the Company raised approximately $5,400,000 gross proceeds through the sale of convertible debentures, which, including accrued interest, were subsequently converted into 74,219,551 shares of Company common stock. The Company also sold 166,436,666 shares of Company common stock for total net proceeds of approximately $15,218,000 during the period January 1, 2003 through December 31, 2005. In connection with the sale of convertible debentures and shares of common stock, the Company issued warrants to acquire an aggregate of 57,273,367 common shares, including warrants to placement agents. As of December 31, 2005, warrants to acquire an aggregate of 73,776,501 shares remain exercisable.
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

		2005		2004		2003
		Weighted-		Weighted-		Weighted-
	Warrants	Average	Warrants	Average	Warrants	Average
	1/1/2005 -	Exercise	1/1/2004 -	Exercise	1/1/2003 -	Exercise
	12/31/2005	Price	12/31/2004	Price	12/31/2003	Price
Outstanding at beginning of year	90,423,909	.237	70,418,170	.253	57,118,572	.342
Granted	0	.0	20,931,667	.191	36,127,700	.101
Exercised	0	.0	0	.0	0	.0
Forfeited	(16,647,408)	.394	(925,928)	.351	(22,828,102)	.0236

Outstanding at end of year	73,776,501	.202	90,423,909	.237	70,418,170	.253

Warrants exercisable at year end	73,776,501	.202	90,423,909	.237	70,418,170	.253

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 7. SECURITIES PURCHASE AGREEMENTS (Continued)
Summary of Warrant Activity (Continued)
The following table summarizes information for warrants to purchase common stock outstanding at December 31, 2005:

	Warrants Outstanding and Exercisable
	Number	Weighted-Average
Range of	Outstanding	Remaining	Weighted-Average
Exercise Prices	at 12/31/05	in months	Exercise Price
$0.91 — $0.11	28,188,200	32	.0952
$0.12 — $0.18	20,836,500	29	.1325
$0.19 — $0.27	18,481,667	29	.2036
$0.28— $0.41	178,378	7	.2880
$0.42 — $0.61	913,378	14	.5309
$0.62 — $0.92	178,378	14	.8640
$1.00	5,000,000	2	1.0000
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
Product Liability
The Company is unaware of any claims or threatened claims since Reticulose was initially marketed in the 1940’s; however, one study noted adverse reactions from highly concentrated doses in guinea pigs. In the future, the Company could be subjected to claims for adverse reactions resulting from the use of AVR118. In the event any claims for substantial amounts were successful, they could have a material adverse effect on the Company’s financial condition and on the marketability of AVR118. During November 2003, the Company secured $3,000,000 of product liability coverage at a cost of approximately $15,000 per annum. In addition, the Company extended at no cost, liability coverage for its clinical trials in Israel. In November 2005, the Company renewed its product liability insurance until November 2006 at a cost of approximately $31,000. There can be no assurance that the Company will be able to continue to secure additional insurance in adequate amounts or at reasonable premiums if it determined to do so. Should the Company be unable to secure additional product liability insurance, the risk of loss to the Company in the event of claims would be greatly increased and could have a material adverse effect on the Company.
Lack of Patent Protection
To date, the Company has been issued or granted 13 U.S. patents, two Australian patents, one Mexican patent, one Israeli patent and two patents in China. In addition, the Company currently has eight patent applications pending with the U.S. Patent Office and 27 foreign patent applications. The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing a similar product. There can be no assurance that such patents, if obtained, will be enforceable.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 8. COMMITMENTS AND CONTINGENCIES (Continued)
Status of FDA Filings and Studies
In November 2004 the Company submitted an Investigational New Drug (IND) application to the FDA. The purpose of the application was to obtain approval from the FDA to begin a clinical study in the United States for AVR118. In December 2004, the FDA notified the Company that the IND application was allowed and that it could proceed with its planned study.
Phase II Cancer Study
In February 2005, the Company entered into an agreement with the Biomedical Research Alliance (BRANY), as agent for a network of hospitals, pursuant to which the hospitals will conduct a planned, Phase II multi-center study approved in December 2004 by the FDA. The study commenced March 14, 2005 and will continue as long as necessary to complete the study. The agreement with BRANY, among other things, defines the protocol for the study, outlines the terms of payment and provides for cancellation of the contract by either party.
The Phase II study was originally designed to evaluate the effect of a 4.0 ml dose of AVR118 administered to patients with systemic symptoms related to advanced cancers who are not receiving chemotherapy. The Company has experienced difficulty in accruing patients for the Phase II study and in December 2005, amended the protocol to permit patients undergoing third-line chemotherapy treatment to become participants in the study, in order to facilitate patient accrual.
In the Phase II study, patients are administered AVR118 for three weeks in order to compare treatment versus no treatment, after which the results of the study will be analyzed. Those patients who did not receive AVR118 during the first three-week period are permitted to take the drug for the second three-week period. Patients who appear to benefit from treatment may be eligible to remain on AVR118, generating longer term safety data. The total cost incurred through December 31, 2005 relating to this Phase II study is approximately $260,000.
Phase I Study on Type 2 Diabetes
In October 2005 the Company initiated a Phase I, double blind, placebo controlled, randomized, single center, safety study with AVR118 in type 2 diabetic subjects in the U.S. Approximately 30 patients are expected to be entered in the trial, the primary objective of which is to explore the effect of 4.0 ml of AVR118 given subcutaneously on blood glucose in patients with type 2 diabetes who are taking sulfonylureas and/or metformin, as compared to subjects not receiving AVR118. Sulfonylureas and metformin are commonly used drugs to treat type 2 diabetes.
In February 2005, the Company amended the protocol for the Phase I diabetes study to include an additional 12 patients at a dose of 1.0 ml of AVR118 given subcutaneously in order to provide the Company with more comprehensive data regarding the effects of AVR118. To date, 27 patients were enrolled in the study, of which 5 are currently still receiving treatment. The total cost incurred through December 31, 2005 relating to this Phase I study is approximately $238,000.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 8. COMMITMENTS AND CONTINGENCIES (Continued)
Status of FDA Filings and Studies (Continued)
In-Vitro Testing on Avian Flu
In December 2005, the Company performed in-vitro testing for the efficacy of AVR118 on the H5N1 hybrid strain of the avian flu. The total cost incurred through December 31, 2005 relating to this study was approximately $1,000.
Phase I/II Study on Cachexia in AIDS (Israel)
In December 2004, the Company completed a Phase I/II study in Israel to test the safety and tolerance of injectable AVR118 involving cachectic AIDS patients who may or may not be receiving anti-retroviral therapy or highly active anti-retroviral therapy (HAART). The Company’s objective for this study was to determine the safety and tolerance of AVR118. Results from the 30 patients in three different dose groups of AVR118 showed improvement in appetite, weight gain or stability, body mass index, and fat percentage with more significant improvements in the two higher dose levels. None of the patients reported any serious side effects associated with AVR118 therapy. The total cost incurred through December 31, 2004 relating to this clinical trial was approximately $1,851,000. No costs were incurred in 2005 in connection with this study.
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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 8. COMMITMENTS AND CONTINGENCIES (Continued)
Status of FDA Filings and Studies (Continued)
The Company cannot provide assurances that it will acquire additional financial resources to complete all phases of the clinical trials of AVR118, or, if it acquires such resources, that it will do so on favorable terms. It is possible that the results of clinical trials will not prove that AVR118 is safe and effective. It is also possible that the FDA will not approve the sale of AVR118 in the United States if the Company submits a New Drug Application, or NDA. It is not known at this time how later stage clinical trials will be conducted, if at all. Even if the data show that AVR118 is safe and effective, obtaining approval of the NDA could take years and require financing of amounts not presently available to the Company.
MediVector
In March 2004, the Company entered into a Master Contract Services Agreement with MediVector, Inc. whereby MediVector shall process and analyze data and provide biopharmaceutical consulting services in connection with the Company’s ongoing studies and IND activities on a project by project basis. Since inception of the agreement through December 2005, the Company has expensed and paid $1,309,000.
In April 2004, the Company appointed Carol Epstein, MD, a co-founder of MediVector, Inc. as acting Medical Director to Advanced Viral Research Corp in order help guide the Company in the clinical development of AVR118, including choice of clinical indications, design and preparation of protocols for clinical trials, analysis of compiled data, the processing of adverse events in clinical trials, writing clinical sections of the IND and meeting with the FDA.
Compensatory Awards
Hawkins Employment Agreement
Pursuant to an Employment Agreement dated February 10, 2004, the Company engaged Elma S. Hawkins, Ph.D., MBA as its President and Chief Executive Officer commencing February 18, 2004 until February 2006 unless terminated earlier or renewed as provided in the agreement. Effective February 18, 2006, Dr. Hawkins resigned as President and Chief Executive and a member of the Board of Directors of Advanced Viral.
Pursuant to her employment agreement, Dr. Hawkins received a signing bonus of $50,000, a base salary of $350,000 per year, and was eligible to receive an annual cash bonus of up to 50% of her then base salary based on certain performance objectives in the sole discretion of the Board of Directors. In addition, Dr. Hawkins was entitled to reimbursement of certain expenses and to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other executives of Advanced Viral and their families. Upon the execution of her employment agreement, Dr. Hawkins received an

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 8. COMMITMENTS AND CONTINGENCIES (Continued)
Compensatory Awards (Continued)
option to purchase 40 million shares of the Company’s common stock through February 2009. The option vested in increments of 666,667 on a monthly basis, and is exercisable at prices ranging from $0.12 to $0.16 per option share. On February 14, 2006, the Company approved a cash bonus payment of $87,500 to Dr. Hawkins with respect to the year ended December 31, 2005. The bonus is payable in three equal installments of $29,166.66 on February 21, 2006, March 21, 2006 and April 21, 2006.
Pursuant to the agreement, upon termination Dr. Hawkins received her base salary earned through the date of termination, accrued vacation, and all applicable reimbursements due. In addition, all unvested options (24 million option shares) were cancelled, and all vested options (16.4 million option shares) are exercisable until May 18, 2006.
Hawkins Consulting Agreement
On February 17, 2006, the Company entered into a consulting agreement with Dr. Hawkins which provides that she will provide consulting services to the Company on such matters pertaining to its business as may, from time to time, be requested of her by our Chairman of the Board of Directors or his designee. Dr. Hawkins shall receive a consulting fee of $325 per hour for her consulting services. The initial term of the consulting agreement shall be for 90 days, and shall be automatically extended by successive sixty (60) day periods unless either the Company or Dr. Hawkins notifies the other in writing of its intent not to extend the term within 10 days of the end of the then existing term.
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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 8. COMMITMENTS AND CONTINGENCIES (Continued)
Compensatory Awards (Continued)
Board of Directors
In December 2003, the Company granted an aggregate of 21,200,000 options to purchase shares of the Company’s common stock to certain members of the Board of Directors and various committees of the Board of Directors. Options to purchase 12,200,000 shares are exercisable at $0.18 per share, which options vest 25% immediately, 25% on March 19, 2004, 25% on June 19, 2004 and 25% on September 19, 2004, through December 19, 2013. The remaining 9,000,000 shares are exercisable at $0.18 per share and vest at the rate of 75,000 options every 30 days commencing December 20, 2003, through December 2013. The fair value of the options was estimated to be $3,698,678 ($0.1745 per option) based upon a financial analysis of the terms of the options using the Black-Scholes pricing model with the following assumptions: expected volatility of 131%; a risk free interest rate of 4.20% and on expected holding period of ten years. The Company recognized the fair value of the options as compensation expense on a pro forma basis based on the vesting period, which was all in 2004.
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
In January 2005, the Company granted options to purchase an aggregate of 9,550,000 shares of the Company’s common stock to certain members of the Board of Directors and various committees of the Board of Directors. Options to purchase these shares are exercisable at $0.14 per share and vest 25% immediately, 25% on April 11, 2005, 25% on July 11, 2005, and 25% on October 11, 2005 and are exercisable through January 10, 2015. The fair value of the options was estimated to be $1,287,625 ($0.1348 per option) based upon a financial analysis of the terms of the options using the Black-Scholes pricing model with the following assumptions: expected volatility of 200%; a risk-free interest rate of 4.26% and an expected holding period of ten years. The Company will recognize the fair value of the options as compensation expense on a pro-forma basis based on the percentage vested at each vesting period.
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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 8. COMMITMENTS AND CONTINGENCIES (Continued)
Compensatory Awards (Continued)
Summary of Stock Options
The fair value of each option is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004, and 2003, respectively:

	2005	2004	2003
Expected life	10	5	8-10
Expected volatility	200%	156-183%	113-128%
Risk-free rate	4%	3-4%	4%
Dividend yield	—	—	—
A summary of the status of the Company’s fixed price stock options as of December 31, 2005, 2004, and 2003 and changes during the years ending on those dates is presented below:

		2005		2004		2003
		Weighted-Average		Weighted-Average		Weighted-Average
	2005	Exercise	2004	Exercise	2003	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	147,137,705	.1704	110,174,705	.2122	63,833,427	.2122
Granted	9,550,000	.135	47,600,000	.113	48,410,000	.113
Exercised	(100,000)	(.09)	(100,000)		—
Forfeited	(2,573,151)	(.1319)	(10,537,000)	(.1277)	(2,068,722)	(.1277)

Outstanding at end of year	154,014,554	.1588	147,137,705	.1704	110,174,705	.1704

Options exercisable at year end	121,332,554	.1704	106,047,038	.1383	90,824,305	.1724

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	at 12/31/05	Contractual Life	Price	at 12/31/05	Price
$0.01 - $0.07	24,500,000	8.5 years	.0542	23,300,000	.0544
$0.08 - $0.12	25,995,492	4.9 years	.1001	24,495,492	.1023
$0.13 - $0.18	63,102,382	5.2 years	.1534	33,230,382	.1582
$0.19 - $0.27	35,677,880	3.4 years	.2573	35,651,880	.2573
$0.28 - $0.36	4,738,800	4.8 years	.3513	4,654,800	.3517

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
Leases
Operating Leases
The Company has executed a lease, as amended, for the laboratory facilities in Yonkers, New York. The lease is for a total of 16,650 square feet and expired April 2005. The total annual rental commitment for the Yonkers facilities was $290,000 from May 2002 until April 2005. In December 2004, the Company amended this lease extending its term until April 2008. A lower annual rent of $283,000 was negotiated for this three year extension.
Total lease expense for the years ended December 31, 2005, 2004 and 2003 amounted to $287,911, $298,763 and $298,763, respectively.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 8. COMMITMENTS AND CONTINGENCIES (Continued)
Leases (Continued)
Operating Leases (Continued)
Future minimum lease commitments as of December 31, 2005 are as follows:

Year ending December 31:
2006	$283,000
2007	283,000
2008	94,000

Total	$660,000

NOTE 9. INCOME TAXES
The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” SFAS No. 109 is an asset and liability approach for computing deferred income taxes.
As of December 31, 2005, the Company had net operating loss carryforwards for Federal income tax reporting purposes amounting to approximately $52,679,000, which expire in varying amounts to 2024.
The Company presently has temporary differences between financial reporting and income tax reporting relating to the amortization of warrant costs, compensation expense for the extension of options, depreciation and patent costs.
The components of the deferred tax asset as of December 31, 2005 and 2004 were as follows.

	2005	2004
Benefit of net operating loss carry forwards	$21,072,000	$19,490,000
Less valuation allowance	(21,072,000)	(19,490,000)

Net deferred tax asset	$—	$—

As of December 31, 2005 and 2004, sufficient uncertainty exists regarding the realizability of these operating loss carry forwards and, accordingly, a 100% valuation allowance has been established regarding these deferred tax assets.
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

				Inception
				(February 20, 1984)
	Year Ended December 31,			to December 31,
	2005	2004	2003	2005
Revenues	$—	$—	$—	$—

Costs and Expenses:
General and administrative	7,963	16,157	16,864	1,351,334
Depreciation	14,896	14,499	15,844	316,737

	22,859	30,656	32,708	1,668,071

Loss from Operations	(22,859)	(30,656)	(32,708)	(1,668,071)
Other Income	3,268	132,097	—	140,020

Discontinued operations	$(19,591)	$101,441	$(32,708)	$(1,528,051)

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