Form 10-Q
period 2006-03-31
ADVANCED VIRAL RESEARCH CORP
filed 2006-05-15
CIK 786623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☒      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934).
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒

Indicate the number of shares of the registrant’s Common Stock outstanding as of the close of business on May 12, 2006: 696,587,734

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Advanced Viral” mean Advanced Viral Research Corp. and its subsidiaries (unless the context indicates a different meaning).

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

Advanced Viral Research Corp.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
ASSETS

Current Assets:
Cash and cash equivalents	$3,607,789	$4,615,581
Prepaid insurance	81,343	88,683
Other current assets	27,574	32,445

Total current assets	3,716,706	4,736,709

Property and Equipment, Net	152,655	212,732
Assets Held for Sale	113,357	112,319
Other Assets	88,319	87,717

Total assets	$4,071,037	$5,149,477

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$214,321	$140,278
Accrued liabilities	111,465	185,117

Total current liabilities	325,786	325,395

Commitments and Contingencies

Stockholders’ Equity:
Common stock; 1,000,000,000 shares of $.00001 par value authorized, 696,587,734 shares issued and outstanding	6,966	6,966
Additional paid-in capital	73,288,277	73,145,593
Deficit accumulated during the development stage	(69,549,992)	(68,328,477)

Total stockholders’ equity	3,745,251	4,824,082

Total liabilities and stockholders’ equity	$4,071,037	$5,149,477

See notes to condensed consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			Inception
	Three Months Ended		(February 20,
	March 31,		1984) to
			March 31,
	2006	2005	2006
Revenues	$—	$—	$231,892

Costs and Expenses:
Research and development	497,258	422,315	23,693,891
General and administrative	552,478	546,263	25,822,940
Compensation and other expense for options and warrants	142,684	—	5,077,492
Cost in connection with settlement of distribution agreement	—	—	687,005
Depreciation and amortization	60,077	200,584	4,189,694
Impairment charge — patent cost	—	—	1,081,085

	1,252,497	1,169,162	60,552,107

Loss from Operations	(1,252,497)	(1,169,162)	(60,320,215)

Other Income (Expense):
Interest income	34,510	43,871	1,239,832
Other income	—	—	120,093
Interest expense	(653)	(700)	(8,756,276)
Severance expense — former directors	—	—	(302,500)

	33,857	43,171	(7,698,851)

Loss from Continuing Operations	(1,218,640)	(1,125,991)	(68,019,066)
Loss from Discontinued Operations	(2,875)	(5,551)	(1,530,926)

Net Loss	$(1,221,515)	$(1,131,542)	$(69,549,992)

Net Loss Per Common Share
Basic and Diluted:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)

Net loss	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	696,587,734	696,487,734

See notes to consolidated condensed financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
	Three Months Ended		(February 20,
	March 31,		1984) to
			March 31,
	2006	2005	2006
Cash Flows from Operating Activities:
Net loss	$(1,221,515)	$(1,131,542)	$(69,549,992)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	61,936	203,969	4,802,330
Impairment charge — patent cost	—	—	1,081,085
Cost in conection with settlement of distribution agreement	—	—	687,005
Amortization of debt issuance costs	—	—	1,303,524
conversion feature of convertible debenture	—	—	5,423,579
Amortization of discount on warrants	—	—	1,681,533
Amortization of discount on warrants — consulting services	—	—	230,249
Amortization of deferred compensation cost	—	—	760,500
Issuance of common stock for debenture interest	—	—	237,486
Issuance of common stock for services	—	—	1,586,000
Compensation expense for options and warrants	142,684	—	4,019,064
Changes in operating assets and liabilities:
(Increase) decrease in other current assets	9,314	(42,075)	(131,577)
(Increase) decrease in other assets	(602)	(35,878)	(819,663)
Increase (decrease) in accounts payable and accrued liabilities	391	(95,597)	331,988

Total adjustments	213,723	30,419	21,193,103

Net cash used by operating activities	(1,007,792)	(1,101,123)	(48,356,889)

Cash Flows from Investing Activities:
Purchase of investments	—	—	(6,292,979)
Patent costs incurred	—	—	(1,239,119)
Acquisition of property and equipment	—	(32,520)	(4,385,527)

Net cash used by investing activities	—	(32,520)	(11,917,625)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible debt	—	—	14,569,388
Proceeds from sale of securities, net of issuance costs	—	—	43,410,584
Proceeds from common stock subscribed but not issued	—	—	1,163,900
Proceeds from sale of investments	—	—	6,301,979
Payments under litigation settlement	—	—	(1,050,647)
Payments under capital lease	—	—	(420,581)
Payments on note payable	—	—	(111,320)
Recovery of subscription receivable written off	—	—	19,000

Net cash provided by financing activities	—	—	63,882,303

Net Increase (Decrease) in Cash and Cash Equivalents	(1,007,792)	(1,133,643)	3,607,789

Cash and Cash Equivalents, Beginning	4,615,581	8,600,590	—

Cash and Cash Equivalents, Ending	$3,607,789	$7,466,947	$3,607,789

Supplemental Disclosure of Non-Cash Financing Activities:
Cash paid during the year for interest	$653	$700

See notes to consolidated condensed financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of March 31, 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position as of March 31, 2006 and results of operations for the three months ended March 31, 2006 and 2005 and cash flows for the three months ended of March 31, 2006 and 2005. All such adjustments are of a normal recurring nature. Certain general and administrative expenses from inception relating to consulting services were reclassified to compensation expense for options and warrants to be consistent with current presentation.

The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Certain amounts in prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

NOTE 2.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered accumulated net losses of $69,549,992 since inception and is dependent upon registration of AVR118 for sale before it can begin commercial operations. The Company’s cash position may be inadequate to pay all the costs associated with operations and the full range of testing and clinical trials required by the FDA. Unless and until AVR118 is approved for sale in the United States or another industrially developed country, the Company will be dependent upon the continued sale of its securities, debt or equity financing for funds to meet its cash requirements. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. No assurance can be given that the Company will be able to sustain its operations until FDA approval of AVR118 for commercial sale is granted or that any approval will ever be granted. Management is currently (i) seeking equity and debt financing, and (ii) exploring the sale of certain assets.

During 2005 and the first quarter of 2006, the Company did not receive any proceeds from any debt or equity transactions. During 2004, the Company completed several equity transactions and issued convertible debt for which it received cash proceeds of approximately $13,208,000.

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

The Phase II study was originally designed to evaluate the effect of a 4.0 ml dose of AVR118 administered to patients with systemic symptoms related to advanced cancers who are not receiving chemotherapy. The Company has experienced difficulty in accruing patients for the Phase II study and in February 2006, amended the protocol to permit patients undergoing third-line chemotherapy treatment to become participants in the study, in order to facilitate patient accrual.

In the Phase II study, patients are administered AVR118 for three weeks in order to compare treatment versus no treatment, after which the results of the study will be analyzed. Those patients who did not receive AVR118 during the first three-week period are permitted to take the drug for the second three-week period. Patients who appear to benefit from treatment may be eligible to remain on AVR118, generating longer term safety data. The total cost incurred through March 31, 2006 relating to this Phase II study is approximately $349,000.

Phase I Study on Type 2 Diabetes

In October 2005 the Company initiated a Phase I, double blind, placebo controlled, randomized, single center, safety study with AVR118 in type 2 diabetic subjects in the U.S. Approximately 30 patients are expected to be entered in the study, the primary objective of which is to explore the effect of 4.0 ml of AVR118 given subcutaneously on blood glucose in subjects with type 2 diabetes who are on sulfonylureas and/or metformin, as compared to subjects not receiving AVR118. Sulfonylureas and metformin are commonly used drugs to control type 2 diabetes. Additional objectives of this study are to explore the mechanism of action of AVR118 in potentially decreasing blood glucose in patients with type 2 diabetes and to explore the effect, if any, of AVR118 on other blood parameters associated with type 2 diabetes.

In February 2006, the Company amended the protocol for the Phase I diabetes study to include an additional 12 patients at a dose of 1.0 ml of AVR118 given subcutaneously in order to provide us comprehensive data regarding the effects of AVR118. The total cost incurred through March 31, 2006 relating to this Phase I study is approximately $327,000.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 3.	RESEARCH AND DEVELOPMENT, CLINICAL TRIALS AND DRUG TESTING (Continued)

Status of FDA Filings and Studies (Continued)

Phase I Study on Type 2 Diabetes (Continued)

On May 12, 2006, the Company announced that it had completed enrollment of the first 30 patients in the diabetes study. The Company is in the process of enrolling the remaining 12 patients under the amended protocol.

In-Vitro Testing on Avian Flu

In December 2005, the Company performed in-vitro testing for the efficacy of AVR118 on the H5N1 hybrid strain of the avian flu. The total cost incurred through March 31, 2006 relating to this study was approximately $24,000.

MediVector

In March 2004, the Company entered into a Master Contract Services Agreement with MediVector, Inc. whereby MediVector shall process and analyze data and provide biopharmaceutical consulting services in connection with the Company’s ongoing studies and IND activities on a project by project basis. Since inception of the agreement through March 2006, the Company has incurred and paid approximately $1,469,000.

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

Pursuant to her employment agreement, Dr. Hawkins received a signing bonus of $50,000, a base salary of $350,000 per year, and was eligible to receive an annual cash bonus of up to 50% of her then base salary based on certain performance objectives in the sole discretion of the Board of Directors. In addition, Dr. Hawkins was entitled to reimbursement of certain expenses and to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other executives of Advanced Viral and their families. Upon the execution of her employment agreement, Dr. Hawkins received an option to purchase 40 million shares of the Company’s common stock through February 2009. The option vested in increments of 666,667 on a monthly basis, and are exercisable at prices ranging from $0.12 to $0.16 per option share. On February 14, 2006, the Company approved a cash bonus payment of $87,500 to Dr. Hawkins with respect to the year ended December 31, 2005. The bonus is payable in three equal installments of $29,166.66 on February 21, 2006, March 21, 2006 and April 21, 2006.

Pursuant to the agreement, upon termination Dr. Hawkins received her base salary earned through the date of termination, accrued vacation, and all applicable reimbursements due. In addition, all unvested options (24 million option shares) were cancelled, and all vested options (16.4 million option shares) are exercisable until May 18, 2006.

Hawkins Consulting Agreement

On February 17, 2006, the Company entered into a consulting agreement with Dr. Hawkins which provides that she will provide consulting services to the Company on such matters pertaining to its business as may, from time to time, be requested of her by our Chairman of the Board of Directors or his designee. Dr. Hawkins shall receive a consulting fee of $325 per hour for her consulting services. The initial term of the consulting agreement was 90 days, which term was extended by 30 days until June 18, 2006 pursuant to an agreement between the Company and Dr. Hawkins. Through March 31, 2006 the Company has incurred approximately $63,000 for such consulting services.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 4.	CONSULTING AND EMPLOYMENT AGREEMENTS

Subsequent Event — Elliston Employment Agreement

Pursuant to an Employment Agreement dated May 15, 2006, the Company engaged Stephen M. Elliston to be its President and Chief Executive Officer on a full time basis commencing May 15, 2006 until May 14, 2007 unless terminated earlier as provided in the agreement. Mr. Elliston shall receive a base salary of $250,000 per year. The agreement also entitles Mr. Elliston and his dependents to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other executives of the Company and their dependents. The agreement further provides that:

•	The Company shall pay the dues of such professional associations and societies of which Mr. Elliston is a member in furtherance of his duties.

•
The Company shall reimburse Mr. Elliston for reasonable expenses relating to travel, professional licenses, entertainment and similar items in accordance with the policies, practices and procedures of the Company.

•
Mr. Elliston will be entitled to four (4) weeks paid vacation annually or such other time as authorized by the Board of Directors during which time his compensation shall be paid in full. Vacation Days unused in any calendar year may not be accumulated and carried forward and used in future years.

If the agreement is terminated by the Company for cause, or Mr. Elliston voluntarily resigns, becomes disabled or dies, then Mr. Elliston or his estate shall be entitled to his base salary earned through the date of termination, accrued vacation and all applicable reimbursements due. If the agreement is terminated for other reasons by either party, Mr. Elliston shall be entitled to his base salary for the remainder of the term, payable in accordance with the Company’s normal payroll practices, and all applicable reimbursements due. Payment of the severance benefit is conditioned upon the release by Mr. Elliston of the Company, to the maximum extent permitted by law, from any and all claims he may have against the Company that relate to or arise out of his employment or termination of employment.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 5.	STOCK-BASED COMPENSATION

Stock Options Granted to Officers, Directors, Advisory Boards and Employees

From time to time, the Company has granted options to purchase common stock to officers, various members of the Board of Directors, Advisory Boards and employees for their services. The following is a summary of those options that have been recently granted.

		Weighted Average
	Total Options	Exercise Price
Outstanding at January 1, 2006	154,014,554	$0.1588
Granted	—
Exercised	—
Forfeited	(24,000,000)	$(0.1493)

Outstanding at March 31, 2006	130,014,554	$0.1605

Options Exercisable at March 31, 2006	122,507,221	$0.1629

No stock options were granted during the three months ended March 31, 2006. During the three months ended March 31, 2005, a total of 9,550,000 stock options were issued with a weighted-average fair value of $1,289,250. However, no stock options were exercised during the three months ended March 31, 2006 and 2005.

The weighted-average remaining contractual terms of outstanding stock options and exercisable stock options at March 31, 2006 was 4.5 years and 4.2 years, respectively. The aggregate intrinsic value of outstanding stock options and exercisable stock options at March 31, 2006 was approximately $386,000 and $366,200, respectively.

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

In February 2006, Elma Hawkins resigned as CEO, President and as a member of the Board of Directors. Under a termination agreement 24 million options shares were cancelled.

Upon resignation, directors no longer provide services to the Company and there are no modifications to the terms of their options.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 5.	STOCK-BASED COMPENSATION (Continued)

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values. As a result, the intrinsic value method of accounting for stock options with pro forma footnote disclosure, as allowed for under SFAS No. 123, is no longer permitted.

The Company adopted SFAS No. 123R using the modified prospective method, which requires the Company to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts have not been restated to reflect the adoption of FAS 123R. The fair value assumptions for stock-based compensation did not change significantly under SFAS No. 123R. After assessing alternative valuation models and amortization assumptions, the Company chose to continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant. The Black-Scholes valuation model is based on a series of assumptions, including the risk free interest rate, expected life and expected volatility. The risk free interest rate is based on the U.S. Treasury yield in effect at the time of grant; the expected life is based on historical and expected exercise behavior; and expected volatility is based on the historical volatility of the Company’s stock price, over a time period that is consistent with the expected life of the option.

During the first three months of 2006, the Company recorded stock-based compensation in the amount of $142,684, substantially all of which pertained to options granted to the Company’s officers and directors during 2004. The adoption of SFAS No. 123R resulted in an increase to selling, general and administrative expenses, loss before income taxes and net loss of approximately $143,000, or $0.0 per share, over what would have been recorded under the original provisions of SFAS No. 123. At March 31, 2006, there was approximately $536,000 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.1 years.

SFAS No. 123R also requires entities to report the excess tax benefits from the exercise of stock options as cash inflows from financing activities. This requirement did not have an effect upon the Company due to the substantial amount of net operating loss carryforwards the Company had at December 31, 2005.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 5.	STOCK-BASED COMPENSATION (Continued)

Prior to January 1, 2006, the Company had historically followed SFAS No. 123, “Accounting for Stock-Based Compensation,” which permitted entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”) and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. Under this method, compensation expense was recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. The following table presents the Company’s pro forma net loss for the three months ended March 31, 2005, had the Company determined compensation cost based on the fair value at the grant date for all of its employee stock options issued under SFAS No. 123:

Three months ended
March 31, 2005
Net loss as reported	$(1,131,542)
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(662,562)

Pro forma net loss	$(1,794,104)

Earnings per share — basic and diluted:
As reported	($0.00)

Pro forma	($0.00)

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 6.	COMMITMENTS AND CONTINGENCIES

POTENTIAL CLAIM FOR ROYALTIES

The Company may be subject to claims from certain third parties for royalties due on sale of AVR118. The Company has not as yet received any notice of claim from such parties.

LACK OF PATENT PROTECTION

To date, the Company has been issued or granted 13 U.S. patents, two Australian patents, one Mexican patent, one Israeli patent and two patents in China. In addition, the Company currently has nine patent applications pending with the U.S. Patent Office and 30 foreign patent applications. The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing a similar product. There can be no assurance that such patents, if obtained, will be enforceable.

NOTE 7.	SECURITIES PURCHASE AGREEMENTS

STOCK PURCHASE AGREEMENTS

From time to time, the Company has issued warrants to purchase common stock to various parties as part of a stock purchase agreement or a settlement. The following is a summary of those warrants that have been issued:

Warrants
Outstanding at December 31, 2005	73,776,501
Granted	—
Exercised	—
Forfeited	(5,000,000)

Outstanding at March 31, 2006	68,776,501

PRIVATE EQUITY LINE OF CREDIT

On April 28, 2003, the Company entered into an equity line of credit with Cornell Capital Partners LP, which equity line expired on April 28, 2006. No shares were sold by the Company pursuant to the equity line of credit.

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

			Inception
	Three Months		(February 20, 1984)
	Ended March 31,		to March 31,
	2006	2005	2006
Revenues	$—	$—	$—

Costs and Expenses:
General and administrative	1,016	2,166	1,352,350
Depreciation	1,859	3,385	318,596

	2,875	5,551	1,670,946

Loss from Operations	(2,875)	(5,551)	(1,670,946)
Other Income	—	—	140,020

Discontinued operations	$(2,875)	$(5,551)	$(1,530,926)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements of Advanced Viral Research Corp. included in Item 1 of this Quarterly Report on Form 10-Q. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
     Since our incorporation in July 1985, we have been engaged primarily in research and development activities. We have never generated material operating revenue, and as of March 31, 2006, we had incurred a cumulative net loss of approximately $69,550,000. Our ability to generate operating revenue depends upon our success in gaining approval for the commercial use and distribution of AVR118 from the Food and Drug Administration (FDA).
     Our cash requirements to date have been satisfied by the sale of our securities. Our most recent sale of securities took place in February 2004 when we entered into an agreement with James Dicke II and James Dicke III. In this February 2004 financing arrangement, for an aggregate purchase price of $12 million, we agreed to sell an aggregate of (i) 120 million shares of our common stock; and (ii) warrants to purchase 15 million shares of our common stock through February 2, 2007 at a per share purchase price of $0.20 per share: 3,750,000 of the warrants are exercisable from February 5, 2004 through February 2, 2007; 3,750,000 of the warrants are exercisable from May 5, 2004 through February 2, 2007; 3,750,000 of the warrants are exercisable from August 4, 2004 through February 2, 2007; and 3,750,000 of the warrants are exercisable from November 3, 2004 through February 2, 2007. The funding took place in four equal stages of $3 million each, once every 90 days on February 5, May 5, August 4 and November 3, 2004.

     The costs relating to our research and development efforts for the years 2000, 2001, 2002, 2003, 2004, 2005 and the three months ended March 31, 2006 are presented below.
COSTS RELATING TO RESEARCH AND DEVELOPMENT EFFORTS
FROM JANUARY 2000 THROUGH MARCH 31. 2006

		3 Months ended	3 Months ended	2000-2006
COST CATEGORY	2000-2005	3/31/06	3/31/05	TO DATE
Hospital fees
Phase I (topical)	254,246	—	—	254,246
Phase I/II (Israel AIDS, leukemia/lymphoma, solid tumor)	197,500	—	—	197,500
Phase II cancer study (NY)	107,507	29	1,800	107,536
Phase I diabetes study	103,410	61,509	—	164,919
In-vitro	—	23,859	—	23,859
Lab fees	138,292	—	—	138,292
Insurance cost	70,721	7,750	4,250	78,471

TOTAL CLINICAL FEES	871,676	93,147	6,050	964,823

IND preparation/maintenance	286,209	—	—	286,209
CRO clinical trial management
Phase I (topical)	47,527	—	—	47,527
Phase I/II AIDS (Israel)	1,447,919	—	16,627	1,447,919
Argentina patient experiences	253,168	—	—	253,168
Data management & study reports	686,474	54,312	100,841	740,786
Clinical & Regulatory consulting	2,116,673	116,188	117,117	2,232,861

TOTAL CLINICAL/REGULATORY OPERATIONS	4,837,970	170,500	234,585	5,008,470

General lab supplies	1,103.917	16,303	8,576	1,120,220
Toxicology	197,135	—	—	197,135
Contracted research & development	617,368	—	—	617,368
Validation	705,249	—	—	705,249
Drug preparation and support	1,982,421	—	—	1,982,421
Salary & Facility allocations	7,310,773	217,308	173,104	7,528,081
R&D Miscellaneous Expenses	37,720	—	—	37,720

TOTAL PRECLINICAL RESEARCH & DEVELOPMENT	11,954,583	233,611	181,680	12,188,194

TOTAL RESEARCH AND DEVELOPMENT	17,664,229	497,258	422,315	18,161,487

     During 2002, the Board of Directors approved a plan to sell Advance Viral Research Ltd. (“AVR Ltd”), our Bahamian subsidiary. The decision was based upon the completion of construction on our facility in Yonkers, New York capable of providing all functions previously provided by the Freeport, Bahamas plant. The assets of AVR Ltd. have been classified on our Consolidated Balance Sheet at March 31, 2006 and December 31, 2005 as Assets held for Sale. AVR Ltd. had no liabilities as of March 31, 2006 and December 31, 2005, except inter-company payables which have been eliminated in consolidation. The operations for AVR Ltd. have been classified in the Consolidated Statements of Operations for the three months ended March 31, 2006 and March 31, 2005 as Loss from Discontinued Operations.
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
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 VS. MARCH 31, 2005
     For the three months ended March 31, 2006, we incurred losses from continuing operations of $1,219,000 vs. $1,126,000 for the three months ended March 31, 2005. Our losses were attributable primarily to:
     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses increased 18% to $497,000 for the three months ended March 31, 2006 from $422,000 for the three months ended March 31, 2005. The change in research and development expenses primarily resulted from:
•	Research and development expenditures relating to salaries, benefits and facilities were $141,000 for the three months ended March 31, 2006 vs. $173,000 for the three months ended March 31, 2005. This reduction reflects the elimination of the salary expense associated with Elma Hawkins, who resigned as President and CEO from the Company in February 2006. For the three months ended March 31, 2006, 46% of our payroll and related expenses were allocated to research and development expenses as compared to 48% for the three months ended March 31, 2005;

•	Research and development expenditures relating to consulting services by Elma Hawkins relating to scientific matters was $63,000 for the three months ended March 31, 2006 vs. $0 for the three months ended March 31, 2005;

•	Clinical testing fees were $93,000 for the three months ended March 31, 2006 vs. $6,000 for the three months ended March 31, 2005. The increase was primarily attributable to the continuation of a Phase I diabetes trial and the commencement of an in-vitro study; and

•	Expenses associated with clinical and regulatory activities were $171,000 for the three months ended March 31, 2006 vs. $235,000 for the three months ended March 31, 2005. The decrease for the three months ended March 31, 2006 vs. 2005 was primarily attributable to lower regulatory consulting costs and data management fees for processing the current Phase II cancer study.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased 1% for the three months ended March 31, 2006 to $552,000 from $546,000 for the three months ended March 31, 2005. The changes in general and administrative expenses primarily resulted from:
•	Decreased payroll and related expenses of $168,000 for the three months ended March 31, 2006 vs. $186,000 for the three months ended March 31, 2005, primarily due to the resignation of Elma Hawkins as President and CEO in February 2006;

•	Legal fees increased 186% to $123,000 for the three months ended March 31, 2006 vs. $43,000 for the three months ended March 31, 2005 primarily due to the expensing of patent costs of $75,000 in 2006. Patent costs of $36,000 for the three months ended March 31, 2005 were capitalized to cost of patents. The 2005 cost was subsequently reflected as an impairment charge in December 2005.
     COMPENSATION AND OTHER EXPENSE FOR OPTIONS AND WARRANTS. The Company has applied the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payments, to stock-based employee compensation. In the three months ended March 31, 2006, $142,684 of stock-based employee compensation cost is reflected in the net loss. In 2005, this employee compensation of $662,562 was presented on a pro forma basis as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.
     DEPRECIATION AND AMORTIZATION EXPENSE Depreciation and amortization expense decreased 70% to $60,000 from $201,000 for the three months ended March 31, 2006 vs. March 31, 2005, respectively. This decrease was due to assets acquired in prior years that were fully depreciated in 2005.
     INTEREST INCOME (EXPENSE). Interest income decreased 21% to $35,000 for the three months ended March 31, 2006 from $44,000 for the three months ended March 31, 2005, as a result of decreased cash balances invested in money market accounts. Interest expense was unchanged at $1,000 for the three months ended March 31, 2006 and 2005.
     LOSS FROM CONTINUING OPERATIONS. Losses from continuing operations increased 8% to $1,219,000 for the three months ended March 31, 2006 from $1,126,000 for the three months ended March 31, 2005. This increase resulted primarily from an increase in compensation and other expense for options and warrants and research and development expenditures offset by a decrease in depreciation for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.
     LOSS FROM DISCONTINUED OPERATIONS. Losses from discontinued operations were $3,000 for the three months ended March 31, 2006 compared to $6,000 for the three months ended March 31, 2005, which losses resulted from our 99% owned Bahamian subsidiary, Advance Viral Research Ltd. held for sale. During 2002, our Board of Directors approved a plan to sell Advance Viral Research Ltd.
     REVENUES. We had no revenues for the three months ended March 31, 2006 nor for the three months ended March 31, 2005.
LIQUIDITY
     We had current assets of $3,717,000 as of March 31, 2006 compared to $4,737,000 as of December 31, 2005. We had total assets of $4,071,000 at March 31, 2006 compared to $5,149,000 at December 31, 2005. The decrease in current and total assets was primarily attributable to the use of cash on hand to fund current operations. We had current liabilities of $326,000 as of March 31, 2006, compared to $325,000 as of December 31, 2005.

     During the three months ended March 31, 2006 we used cash of $1,008,000 for operating activities, compared to $1,101,000 during the three months ended March 31, 2005. During the three months ended March 31, 2006, our expenses included:
•	$223,000 for payroll and related costs primarily for administrative staff, scientific personnel and executive officers;

•	$332,000 for expenditures for AVR118 research;

•	$142,000 for other professional and consulting fees;

•	$104,000 for insurance costs;

•	$87,000 for rent and utilities for our Yonkers facility; and

•	$31,000 in recruiting and public relations costs.
     During the three months ended March 31, 2006, we used no cash for investment activities, compared to $32,000 during the three months ended March 31, 2005 related to leasehold improvements and equipment purchases.
     No funds were provided by financing activities for the three months ended March 31, 2006 or March 31, 2005.
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
     As discussed above, during 2004, the Company completed several equity transactions and issued convertible debt for which it received cash proceeds of approximately $13,208,000. During 2005 and the three months ended March 31, 2006, the Company did not receive any proceeds from any debt or equity transactions.

OUTSTANDING SECURITIES
     Currently, in addition to the 696,587,734 shares of our common stock outstanding as of May 12, 2006, we have approximately: (i) 130.0 million shares of common stock are issuable pursuant to outstanding stock options at exercise prices ranging from $0.052 to $0.36, of which options to purchase 124.1 million shares are currently exercisable; (ii) 68.8 million shares of common stock are issuable pursuant to outstanding warrants at prices ranging from $0.091 to $1.00, all of which warrants are currently exercisable.
     If all of the foregoing securities were fully issued, exercised and/or converted, as the case may be, we would receive proceeds of approximately $30.7 million, and we would have approximately 895.4 million shares of common stock outstanding. The sale or availability for sale of this number of shares of common stock in the public market could depress the market price of the common stock. Additionally, the sale or availability for sale of this number of shares may lessen the likelihood that additional equity financing will be available to us, on favorable or unfavorable terms. Furthermore, the sale or availability for sale of this number of shares could limit the annual amount of net operating loss carryforwards that could be utilized.
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
     We are currently seeking debt financing, licensing agreements, joint ventures and other sources of financing, but the likelihood of obtaining such financing on favorable terms is uncertain. As of May 15, 2006, we had one billion shares of common stock authorized to be issued, 696,587,734 of which are outstanding and an additional 198,791,055 shares reserved for issuance upon the exercise of outstanding stock options and warrants. Accordingly, we only have the authority to issue an additional 104,621,211 shares of common stock. To complete the full range of testing necessary to commercially offer AVR118, we will need substantially more capital than we can raise given the current number of authorized common shares. To increase the number of authorized shares of our common stock, we need to obtain stockholder approval. We are uncertain that we could obtain this approval. Management is not certain whether, at present, debt or equity financing will be readily obtainable or whether it will be on favorable terms. Because of the large uncertainties involved in the FDA approval process for commercial drug use on humans and our lack of access to capital, it is highly probable that we will never be able to sell AVR118 commercially.

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
ITEM 4. CONTROLS AND PROCEDURES
     As of March 31, 2006, an evaluation was performed under the supervision and with the participation of management, including our Interim Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Interim Chief Executive Officer and Acting Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2006 in providing reasonable assurances that material information required to be disclosed is included on a timely basis in the reports it files with the Securities and Exchange Commission. Furthermore, management noted that no changes occurred during the quarter ended March 31, 2006 that materially affected, or would be reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 5. OTHER INFORMATION.
     Pursuant to an Employment Agreement dated May 15, 2006, we engaged Stephen M. Elliston to be our President and Chief Executive Officer on a full time basis commencing May 15, 2006 until May 14, 2007 unless terminated earlier as provided therein. Pursuant to the agreement, Mr. Elliston shall receive a base salary of $250,000 per year, and he is entitled, along with his dependents, to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to our other executives and their dependents. The agreement further provides that:
•	We shall pay the dues of such professional associations and societies of which Mr. Elliston is a member in furtherance of his duties.
•	We shall reimburse Mr. Elliston for reasonable expenses relating to travel professional licenses, entertainment and similar items in accordance with our policies, practices and procedures.
•	Mr. Elliston will be entitled to four (4) weeks paid vacation annually or such other time as authorized by our Board of Directors during which time his compensation shall be paid in full. Vacation Days unused in any calendar year may not be accumulated and carried forward and used in future years.
     If the agreement is terminated by us for cause, or Mr. Elliston voluntarily resigns, becomes disabled or dies, then Mr. Elliston or his estate shall be entitled to his base salary earned through the date of termination, accrued vacation and all applicable reimbursements due. If the agreement is terminated for other reasons by either party, Mr. Elliston shall be entitled to his base salary for the remainder of the term, payable in accordance with our normal payroll practices, and all applicable reimbursements due. Payment of the severance benefit is conditioned upon the release by Mr. Elliston of Advanced Viral, to the maximum extent permitted by law, from any and all claims he may have against Advanced Viral that relate to or arise out of his employment or termination of employment.
     Mr. Elliston’s employment agreement requires him to maintain the confidentiality of our proprietary information during the term of his agreement and thereafter. Mr. Elliston is precluded from competing with us during the term of his employment agreement and for one year after his employment is terminated.
     In addition to becoming our President and Chief Executive Officer, on May 15, 2006 Mr. Elliston, who is 55, was appointed to the Board of Directors. From 2003 through May 15, 2006, Mr. Elliston’s company, The Elliston Group, Inc., a North Carolina corporation of which he is the President and sole shareholder, provided consulting services to pharmaceutical/biotechnology startup companies or organizations, including the Baylor Institute for Immunological Research and the McGill Cancer Center. From 2001 to 2003, Mr. Elliston was the Vice President Business Development and Managing Director of Europe for Argos Therapeutics, Inc. (formerly known as Merix Bioscience, Inc.), a biopharmaceutical company which develops dendritic cell-based vaccines used in the areas of oncology, infectious diseases, autoimmune disorders and transplantation. From 1997 to 2001, Mr. Elliston’s company, The Elliston Group, Inc., provided biopharmaceutical consulting services in the areas of research, development and commercialization to such companies as Glaxo, Scriptgen and Medeva Pharmaceuticals. From 1993 to 1996, Mr. Elliston served as the President and CEO of Micrologix Biotech, a publicly traded biopharmaceutical company based in Vancouver, Canada. Prior to 1993, Mr. Elliston held senior management positions at a number of major pharmaceutical companies in the US, Europe, Canada and Australia such as Schering-Plough, Abbott and Glaxo.

ITEM 6. EXHIBITS
     The following exhibits are filed with this Report:

Exhibit	Description
10.1	Employment Agreement dated May 15, 2006 by and between the Company and Stephen M. Elliston.

31.1	Certification of Interim Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED VIRAL RESEARCH CORP.
Date: May 12, 2006	/s/ Eli Wilner
Eli Wilner, Interim President and
Chief Executive Officer

/s/ Martin Bookman
Martin Bookman, Acting Chief Financial Officer (Principal Financial and Accounting Officer)