Form 10-Q
period 2006-06-30
ADVANCED VIRAL RESEARCH CORP
filed 2006-08-11
CIK 786623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

Indicate the number of shares of the registrant’s Common Stock outstanding as of the close of business on August 10, 2006: 696,587,734

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

Advanced Viral Research Corp.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
ASSETS

Current Assets:
Cash and cash equivalents	$2,487,427	$4,615,581
Prepaid insurance	89,007	88,683
Other current assets	26,183	32,445

Total current assets	2,602,617	4,736,709

Property and Equipment, Net	103,619	212,732
Assets Held for Sale	110,532	112,319
Other Assets	88,319	87,717

Total assets	$2,905,087	$5,149,477

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$144,544	$140,278
Accrued liabilities	90,154	185,117

Total current liabilities	234,698	325,395

Commitments and Contingencies

Stockholders’ Equity:
Common stock; 1,000,000,000 shares of $.00001 par value authorized, 696,587,734 shares issued and outstanding	6,966	6,966
Additional paid-in capital	73,231,970	73,145,593
Deficit accumulated during the development stage	(70,568,547)	(68,328,477)

Total stockholders’ equity	2,670,389	4,824,082

Total liabilities and stockholders’ equity	$2,905,087	$5,149,477

See notes to condensed consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					Inception
					(February 20,
	Three Months Ended		Six Months Ended		1984) to
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006

Revenues	$—	$—	$—	$—	$231,892

Costs and Expenses:
Research and development	570,317	352,808	1,067,575	775,123	24,264,208
General and administrative	456,101	489,793	1,008,579	1,036,056	26,279,041
Compensation and other expense for options and warrants	(56,307)	—	86,377	—	5,021,185
Cost in connection with settlement of distribution agreement	—	—	—	—	687,005
Depreciation and amortization	54,757	128,619	114,834	329,203	4,244,451
Impairment charge — patent cost	—	—	—	—	1,081,085

	1,024,868	971,220	2,277,365	2,140,382	61,576,975

Loss from Operations	(1,024,868)	(971,220)	(2,277,365)	(2,140,382)	(61,345,083)

Other Income (Expense):
Interest income	30,525	48,296	65,035	92,167	1,270,357
Other income	—	—	—	—	120,093
Interest expense	(1,964)	(2,139)	(2,617)	(2,838)	(8,758,240)
Severance expense — former directors	—	—	—	—	(302,500)

	28,561	46,157	62,418	89,329	(7,670,290)

Loss from Continuing Operations	(996,307)	(925,063)	(2,214,947)	(2,051,053)	(69,015,373)
Loss from Discontinued Operations	(22,248)	(8,759)	(25,123)	(14,310)	(1,553,174)

Net Loss	$(1,018,555)	$(933,822)	$(2,240,070)	$(2,065,363)	$(70,568,547)

Net Loss Per Common Share
Basic and Diluted:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	696,587,734	696,487,734	696,587,734	696,487,734

See notes to condensed consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
			(February 20,
	Six Months Ended		1984) to
	June 30,		June 30,
	2006	2005	2006
Cash Flows from Operating Activities:
Net loss	$(2,240,070)	$(2,065,363)	$(70,568,547)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	118,552	340,380	4,858,946
Impairment charge — patent cost	—	—	1,081,085
Cost in connection with settlement of distribution agreement	—	—	687,005
Amortization of debt issuance costs	—	—	1,303,524
conversion feature of convertible debenture	—	—	5,423,579
Amortization of discount on warrants	—	—	1,681,533
Amortization of discount on warrants — consulting services	—	—	230,249
Amortization of deferred compensation cost	—	—	760,500
Issuance of common stock for debenture interest	—	—	237,486
Issuance of common stock for services	—	—	1,586,000
Compensation expense for options and warrants	86,377	—	3,962,757
Changes in operating assets and liabilities:
(Increase) decrease in other current assets	4,007	(15,974)	(136,884)
(Increase) decrease in other assets	(602)	—	(819,663)
Increase (decrease) in accounts payable and accrued liabilities	(90,696)	(157,538)	240,901

Total adjustments	117,638	166,868	21,097,018

Net cash used by operating activities	(2,122,432)	(1,898,495)	(49,471,529)

Cash Flows from Investing Activities:
Purchase of investments	—	—	(6,292,979)
Patent costs incurred	—	(97,075)	(1,239,119)
Acquisition of property and equipment	(5,722)	(41,914)	(4,391,249)

Net cash used by investing activities	(5,722)	(138,989)	(11,923,347)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible debt	—	—	14,569,388
Proceeds from sale of securities, net of issuance costs	—	—	43,410,584
Proceeds from common stock subscribed but not issued	—	—	1,163,900
Proceeds from sale of investments	—	—	6,301,979
Payments under litigation settlement	—	—	(1,050,647)
Payments under capital lease	—	—	(420,581)
Payments on note payable	—	—	(111,320)
Recovery of subscription receivable written off	—	—	19,000

Net cash provided by financing activities	—	—	63,882,303

Net Increase (Decrease) in Cash and Cash Equivalents	(2,128,154)	(2,037,484)	2,487,427

Cash and Cash Equivalents, Beginning	4,615,581	8,600,590	—

Cash and Cash Equivalents, Ending	$2,487,427	$6,563,106	$2,487,427

Supplemental Disclosure of Non-Cash Financing Activities:
Cash paid during the year for interest	$2,617	$2,839

See notes to condensed consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of June 30, 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position as of June 30, 2006 and results of operations for the three and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005. All such adjustments are of a normal recurring nature. Certain general and administrative expenses from inception relating to consulting services were reclassified to compensation expense for options and warrants to be consistent with current presentation.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered accumulated net losses of $70,568,547 since inception and is dependent upon registration of AVR118 for sale before it can begin commercial operations. The Company’s current cash position is inadequate to pay all the costs associated with operations and the full range of testing and clinical trials required by the FDA. Unless and until AVR118 is approved for sale in the United States or another industrially developed country, the Company will be dependent upon the continued sale of its securities, debt or equity financing for funds to meet its cash requirements. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. No assurance can be given that the Company will be able to sustain its operations until FDA approval of AVR118 for commercial sale is granted or that any approval will ever be granted. Management is currently seeking equity and debt financing, and exploring the sale of certain assets.

During 2005 and the first six months of 2006, the Company did not receive any proceeds from any debt or equity transactions. During 2004, the Company completed several equity transactions and issued convertible debt for which it received cash proceeds of approximately $13,208,000.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 3.	RESEARCH AND DEVELOPMENT, CLINICAL TRIALS AND DRUG TESTING

Status of FDA Filings and Studies

In December 2004, the FDA notified the Company that its IND application was allowed and that it could proceed with a clinical study to evaluate the effect of a 4.0 ml dose of AVR118 administered to patients with systemic symptoms related to advanced cancers who are not receiving chemotherapy (the “Phase II Study”).

Phase II Study
In February 2005, the Company entered into an agreement with the Biomedical Research Alliance (BRANY), as agent for a network of hospitals, pursuant to which the hospitals would conduct the Phase II Study. The agreement with BRANY, among other things, defined the protocol for the study, outlined the terms of payment and provided for cancellation of the contract by either party.
The Company experienced difficulty accruing patients for the Phase II Study and in December 2005, amended the protocol to permit patients undergoing third-line chemotherapy treatment to become participants in the study, in order to facilitate patient accrual.
In the Phase II Study, patients are administered AVR118 for three weeks in order to compare treatment versus no treatment, after which the results of the study are analyzed. Those patients who did not receive AVR118 during the first three-week period are permitted to take the drug for the second three-week period. Patients who appear to benefit from treatment may be eligible to remain on AVR118, generating longer term safety data. The total cost incurred through June 30, 2006 relating to this Phase II study is approximately $424,000.
As of June 30, 2006, only eleven patients had been enrolled in the Phase II Study. The Company is currently in discussions with several teaching centers to expand the study to include patients in the earlier stages of disease to determine the efficacy of AVR118 on such patients. The Company believes transitioning the study to such centers would not only enable it to accelerate enrollment in an expanded program where higher patient accrual rates can be achieved, but would also be a more cost-efficient method for accruing patients by eliminating a private vendor. The Company has requested that BRANY provide a complete report on the status of patients currently enrolled in the Phase II Study.
Phase I Study on Type 2 Diabetes
In October 2005 the Company initiated a Phase I, double blind, placebo controlled, randomized, single center, safety study with AVR118 in subjects with Type 2 diabetes in the United States. Approximately 30 patients were to be entered in the study, the primary objective of which was to explore the effect of a 4.0 ml dose of AVR118 given subcutaneously on blood glucose in subjects with Type 2 diabetes who are on sulfonylureas and/or metformin, as compared to subjects not receiving AVR118. Sulfonylureas and metformin are commonly used drugs to control Type 2 diabetes. Additional objectives of this study were to explore the potential for AVR118 in decreasing blood glucose in patients with Type 2 diabetes.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 3.	RESEARCH AND DEVELOPMENT, CLINICAL TRIALS AND DRUG TESTING (Continued)

Status of FDA Filings and Studies (Continued)
Phase I Study on Type 2 Diabetes (Continued)
In February 2006, the Company amended the protocol for the Phase I diabetes study to include an additional 12 patients at a dose of 1.0 ml of AVR118 given subcutaneously. The purpose of this study was to determine if a lower dose would produce a more pronounced effect on blood glucose levels.
In May 2006, the Company completed enrollment of the first 30 patients on the 4.0 ml dosage portion of the study. In June 2006, the Company terminated further accrual of the patients on the 1.0 ml dosage after three patients had been accrued. Following an interim analysis of the 30 patients treated with the 4.0 ml dose as well as the additional three patients treated with the 1.0 ml dose, the Company concluded that: (i) AVR118 can be given safely to patients with Type 2 diabetes, and (ii) in contrast to previous reports, AVR118 had no apparent effects on blood glucose levels in patients receiving oral hypoglycemic therapies, and no demonstrable effect on blood chemistry, hematology, weight gain or lean body mass in Type 2 diabetes patients. The total cost incurred through June 30, 2006 relating to this Phase I study is approximately $446,000.
Wound Healing
In April 2006, the Company commenced a study at the University of Miami to preliminarily test the efficacy of topically applying AVR118 to wounds in animal models (e.g. pigs). A report received from the University of Miami in August 2006 analyzing the data from the three pig study indicated that the topical application of AVR118 accelerates the rate at which wounds heal. Although preliminary, the Company believes that further study is merited. Total costs incurred through June 30, 2006 relating to this study were approximately $18,000.
Testing on Avian Flu
In 2006, the Company performed testing for the efficacy of AVR118 on the H5N1 hybrid strain of the avian flu. Although antiviral activity was seen at very high dosages, there are no current plans to pursue further work in this area. The total cost incurred through June 30, 2006 relating to this study was approximately $6,000.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 3.	RESEARCH AND DEVELOPMENT, CLINICAL TRIALS AND DRUG TESTING (Continued)

Status of FDA Filings and Studies (Continued)
MediVector Agreement
In March 2004, the Company entered into a Master Contract Services Agreement with MediVector, Inc. whereby, pursuant to various project orders, MediVector processed and analyzed data and provided biopharmaceutical consulting services in connection with the Company’s ongoing studies and IND activities on a project by project basis. Since inception of the agreement through June 2006, the Company has incurred and paid approximately $1,675,000.
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
In June 2006, the Master Contract Services Agreement and associated project orders were amended to provide, among other things, that instead of a monthly retainer of $35,000, MediVector shall be available to provide consulting services at the Company’s request at the rate of $400 per hour through June 1, 2007. With respect to the outstanding project orders, the Company expects to pay approximately $85,000 pending MediVector’s completion of services and delivery of certain reports and documentation which the Company anticipates receiving before the end of 2006. The agreement and associated project orders can be terminated by the Company at any time upon written notice to MediVector in the event of a breach by MediVector that cannot be cured (i.e. breach of the confidentiality obligations), or by either party for cause at any time upon thirty (30) days prior written notice to the other party.

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

Pursuant to her employment agreement, Dr. Hawkins received a signing bonus of $50,000, a base salary of $350,000 per year, and was eligible to receive an annual cash bonus of up to 50% of her then base salary based on certain performance objectives in the sole discretion of the Board of Directors. In addition, Dr. Hawkins was entitled to reimbursement of certain expenses and to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other executives of Advanced Viral and their families. Upon the execution of her employment agreement, Dr. Hawkins received an option to purchase 40 million shares of the Company’s common stock through February 2009. The option vested in increments of 666,667 on a monthly basis, and are exercisable at prices ranging from $0.12 to $0.16 per option share. On February 14, 2006, the Company approved a cash bonus payment of $87,500 to Dr. Hawkins with respect to the year ended December 31, 2005. The bonus was paid in three equal installments of $29,166.66 on February 21, 2006, March 21, 2006 and April 21, 2006.

Pursuant to the agreement, upon termination Dr. Hawkins received her base salary earned through the date of termination, accrued vacation, and all applicable reimbursements due. In addition, all unvested options (24 million option shares) were cancelled, and all vested options (16.4 million option shares) became exercisable until May 18, 2006. These options were not exercised and expired upon their terms.

Hawkins Consulting Agreement

On February 17, 2006, the Company entered into a consulting agreement with Dr. Hawkins which provides that she will provide consulting services to the Company on such matters pertaining to its business as may, from time to time, be requested of her by our Chairman of the Board of Directors or his designee. Dr. Hawkins shall receive a consulting fee of $325 per hour for her consulting services. The initial term of the consulting agreement was 90 days, which term was extended by 30 days until June 18, 2006 pursuant to an agreement between the Company and Dr. Hawkins. Through June 18, 2006 the Company has incurred approximately $153,000 for such consulting services.

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

Botter Consulting Agreement

In June 2006, the Company entered into a consulting agreement with a member of the Board of Directors, Angelo Botter, pursuant to which he will provide consulting services to the Company on such matters pertaining to our business as may, from time to time, be requested of him by the President or Board of Directors. Mr. Botter shall receive a consulting fee of $1,000 per day for his consulting services. The initial term of the consulting agreement shall be for six months, and shall be automatically extended by successive thirty (30) day periods unless either party notifies the other in writing of its intent not to extend the term within five days of the end of the then existing term.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 4.	CONSULTING AND EMPLOYMENT AGREEMENTS (Continued)

Pike Consulting Agreement

In June 2006, the Company entered into a consulting agreement with Izzy Pike, MD, Consulting, LLC, whose principal is Isadore Murray Pike, M.D., pursuant to which he will provide consulting services to the Company on such matters pertaining to the Company’s clinical programs and related matters as may, from time to time, be requested of him by the President or Board of Directors. Dr. Pike’s firm shall receive a consulting fee of $375 per hour for his consulting services. The initial term of the consulting agreement shall be for six months, and shall be automatically extended by successive thirty (30) day periods unless either party notifies the other in writing of its intent not to extend the term within five days of the end of the then existing term.

KGA Consulting Agreement

In June 2006, the Company entered into a consulting agreement with Kensington Global Alliances LLC (“KGA”), whose principal is Dr. Pablo A. Scolnick, pursuant to which KGA will provide consulting services to the Company on such matters pertaining to business development as may, from time to time, be requested by the Chief Executive Officer of the Company. KGA shall receive a retainer of $5,000 per month for such consulting services. The agreement may be terminated by either party at any time upon thirty (30) days written notice.

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

		Weighted Average
	Total Options	Exercise Price
Outstanding at January 1, 2006	154,014,554	$0.1588
Granted	—	—
Exercised	—	—
Forfeited	(24,000,000)	($0.1493)
Expired unexercised	(16,806,271)	($0.1251)

Outstanding at June 30, 2006	113,208,283	$0.1658

Options exercisable at June 30, 2006	108,550,950	$0.1676

No stock options were granted during the six months ended June 30, 2006. During the six months ended June 30, 2005, a total of 9,550,000 stock options were issued with a weighted-average fair value of $1,289,250. However, no stock options were exercised during the six months ended June 30, 2006 and 2005.

The weighted-average remaining contractual terms of outstanding stock options and exercisable stock options at June 30, 2006 was 4.5 years and 4.2 years, respectively. The aggregate intrinsic value of outstanding stock options and exercisable stock options at June 30, 2006 was approximately $156,000 and $147,200, respectively.

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

In February 2006, Elma Hawkins resigned as CEO, President and as a member of the Board of Directors. Pursuant to a termination agreement with Dr. Hawkins, options to purchase an aggregate of 24,000,000 shares were cancelled. In May 2006, options to purchase an aggregate of 16,375,000 shares expired in accordance with their terms.

The exercise periods of director options expire upon the earlier to occur of the expiration date of the option or three years from the date of termination of a director’s service to the Company as a member of the Board of Directors.

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

During the first six months of 2006, the Company recorded stock-based compensation in the amount of $86,376, substantially all of which pertained to options granted to the Company’s officers and directors during 2004. The adoption of SFAS No. 123R resulted in an increase to selling, general and administrative expenses, loss before income taxes and net loss of approximately $86,000, or $0.0 per share, over what would have been recorded under the original provisions of SFAS No. 123. At June 30, 2006, there was approximately $495,000 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.9 years.

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

Prior to January 1, 2006, the Company had historically followed SFAS No. 123, “Accounting for Stock-Based Compensation,” which permitted entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”) and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. Under this method, compensation expense was recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. The following table presents the Company’s pro forma net loss for the six months ended June 30, 2005, had the Company determined compensation cost based on the fair value at the grant date for all of its employee stock options issued under SFAS No. 123:

Six months ended
June 30, 2005
Net loss as reported	$(2,065,363)
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,257,776)

Pro forma net loss	$(3,323,139)

Earnings per share — basic and diluted:
As reported	($0.00)

Pro forma	($0.00)

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 6.	COMMITMENTS AND CONTINGENCIES

POTENTIAL CLAIM FOR ROYALTIES

The Company may be subject to claims from certain third parties for royalties due on sale of AVR118. The Company has not as yet received any notice of claim from such parties.

LACK OF PATENT PROTECTION

To date, the Company has been issued or granted 15 U.S. patents, two Australian patents, one Canadian patent, one Mexican patent, one Israeli patent and two patents in China. In addition, the Company currently has six patent applications pending with the U.S. Patent Office and 27 foreign patent applications. The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing a similar product. There can be no assurance that such patents, if obtained, will be enforceable.

NOTE 7.	SECURITIES PURCHASE AGREEMENTS

STOCK PURCHASE AGREEMENTS

From time to time, the Company has issued warrants to purchase common stock to various parties as part of a stock purchase agreement or a settlement. The following is a summary of those warrants that have been issued:

Warrants
Outstanding at December 31, 2005	73,776,501
Granted	—
Exercised	—
Forfeited	(5,000,000)

Outstanding at June 30, 2006	68,776,501

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

					Inception (February
	Three Months		Six Months		20, 1984)
	Ended June 30,		Ended June 30,		to June 30,
	2006	2005	2006	2005	2006

Revenues	$—	$—	$—	$—	$—

Costs and Expenses:

General and administrative	20,389	966	21,405	3,133	1,372,739
Depreciation	1,859	7,793	3,718	11,177	320,455

	22,248	8,759	25,123	14,310	1,693,194

Loss from Operations	(22,248)	(8,759)	(25,123)	(14,310)	(1,693,194)
Other Income	—	—	—	—	140,020

Discontinued operations	$(22,248)	$(8,759)	$(25,123)	$(14,310)	$(1,553,174)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW
     Advanced Viral Research Corp. was incorporated in Delaware in July 1985 to engage in the development, production, marketing, promotion and sale of a pharmaceutical drug known by the trademark Reticulose®. This drug was the forerunner of our current drug, “AVR118.” AVR118 is a complex mixture of peptides, amino acids, nucleosides, nucleotides and nucleic acid bases. We currently believe it may be employed in the treatment of conditions such as:
•	Systemic symptoms such as cachexia (body wasting), loss of appetite and lethargy experienced by patients with cancer, AIDS and other diseases;

•	Wound healing; and

•	As an anti-inflammatory.
     Since our incorporation in July 1985, we have been engaged primarily in research and development activities. We have never generated material operating revenue, and as of June 30, 2006, we had incurred a cumulative net loss of approximately $70,569,000. Our ability to generate operating revenue depends upon our success in gaining approval for the commercial use and distribution of AVR118 from the Food and Drug Administration (FDA).

     The costs relating to our research and development efforts for the years 2000, 2001, 2002, 2003, 2004, 2005 and the three and six months ended June 30, 2006 are presented below.
COSTS RELATING TO RESEARCH AND DEVELOPMENT EFFORTS
FROM JANUARY 2000 THROUGH JUNE 30. 2006

		3 Months ended	6 Months	2000-2006
COST CATEGORY	2000-2005	6/30/06	ended 6/30/06	to date
Hospital fees
Phase I (topical)	254,246	—	—	254,246
Phase I/II (Israel AIDS, leukemia/lymphoma, solid tumor)	197,500	(30,000)	(30,000)	167,500
Phase II cancer study (NY)	107,507	6,803	6,832	114,339
Phase I diabetes study	103,410	68,940	130,449	233,859
In vitro and Avian Flu	—	—	23,859	23,859
Anti-Inflammatory	—	7,540	7,540	7,540
Wound healing	—	17,744	17,744	17,744
Lab fees	138,292	—	—	138,292
Insurance cost	70,721	7,750	15,500	86,221

TOTAL CLINICAL FEES	871,676	78,777	171,924	1,043,600

IND preparation/maintenance	286,209	—	—	286,209
CRO clinical trial management
Phase I (topical)	47,527	—	—	47,527
Phase I/II AIDS (Israel)	1,447,919	—	—	1,447,919
Argentina patient experiences	253,168	—	—	253,168
Data management & study reports	686,474	100,000	154,312	840,786
Clinical & Regulatory consulting	2,116,673	112,826	229,014	2,345,687

TOTAL CLINICAL/REGULATORY OPERATIONS	4,837,970	212,826	383,326	5,221,296

General lab supplies	1,103.917	29,316	45,619	1,149,536
Toxicology	197,135	—	—	197,135
Contracted research & development	617,368	—	—	617,368
Validation	705,249	—	—	705,249
Drug preparation and support	1,982,421	—	—	1,982,421
Salary & Facility allocations	7,310,773	249,398	466,706	7,777,479
R&D Miscellaneous Expenses	37,720	—	—	37,720

TOTAL PRECLINICAL RESEARCH & DEVELOPMENT	11,954,583	278,714	512,325	12,466,908

TOTAL RESEARCH AND DEVELOPMENT	17,664,229	570,317	1,067,575	18,731,804

     During 2002, the Board of Directors approved a plan to sell Advance Viral Research Ltd. (“AVR Ltd”), our Bahamian subsidiary. The decision was based upon the completion of construction on our facility in Yonkers, New York capable of providing all functions previously provided by the Freeport, Bahamas plant. The assets of AVR Ltd. have been classified on our Consolidated Balance Sheet at June 30, 2006 and December 31, 2005 as Assets held for Sale. AVR Ltd. had no liabilities as of June 30, 2006 and December 31, 2005, except inter-company payables which have been eliminated in consolidation. The operations for AVR Ltd. have been classified in the Consolidated Statements of Operations for the three and six months ended June 30, 2006 and June 30, 2005 as Loss from Discontinued Operations.
     The independent registered public accounting firm’s report on our consolidated financial statements for the fiscal year ended December 31, 2005 includes an explanatory paragraph regarding our ability to continue as a going concern. Note 2 to the consolidated financial statements states that our cash position is inadequate to pay all the costs associated with the full range of testing and clinical trials of AVR118 required by the FDA for commercial approval, and, unless and until AVR118 is approved for sale in the United States or another industrially developed country, we will be dependent upon the continued sale of our securities, debt or equity financing for funds to meet our cash requirements, which raises substantial doubt about our ability to continue as a going concern. Further, the independent registered public accounting firm’s report states that the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. No assurance can be given that debt or equity financing will be available or that additional securities will be authorized beyond the current authorization of one billion shares of our common stock. See “Outstanding Securities.”
     Our offices are located at 200 Corporate Boulevard South, Yonkers, New York 10701. Our telephone number is (914) 376-7383. We have also established a website: www.adviral.com. Information contained on our website is not a part of this report.
RECENT EVENTS
Phase II Study
     In February 2005, we entered into an agreement with the Biomedical Research Alliance (BRANY), as agent for a network of hospitals, pursuant to which the hospitals would conduct our Phase II clinical study to evaluate the effect of a 4.0 ml dose of AVR 118 administered to patients with systemic symptoms related to advanced cancer who are not receiving chemotherapy (the “Phase II Study”). The agreement with BRANY, among other things, defined the protocol for the Phase II Study, outlined the terms of payment and provided for cancellation of the contract by either party. We experienced difficulty accruing patients for the Phase II Study and in December 2005, amended the protocol to permit patients undergoing third-line chemotherapy treatment to become participants in the study, in order to facilitate patient accrual.
     In the Phase II Study, patients are administered AVR118 for three weeks in order to compare treatment versus no treatment, after which the results of the Phase II Study are to be analyzed. Those patients who did not receive AVR118 during the first three-week period are permitted to take the drug for the second three-week period. Patients who appear to benefit from treatment may be eligible to remain on AVR118, generating longer term safety data. The total cost incurred through June 30, 2006 relating to the Phase II Study is approximately $424,000.
     As of June 30, 2006, only eleven patients had been enrolled in the Phase II Study. We are currently in discussions with several teaching centers to expand the Phase II Study to include patients in the earlier stages of disease to determine the efficacy of AVR118 on such patients. We believe transitioning the Phase II Study to such centers would not only enable us to accelerate enrollment in an expanded program where higher patient accrual rates can be achieved, but would also be a more cost-efficient method for accruing patients by eliminating a private vendor. We have requested that BRANY provide us with a complete report on the status of patients currently enrolled in the Phase II Study.
Phase I Study on Type 2 Diabetes
     In October 2005, we initiated a Phase I, double blind, placebo controlled, randomized, single center, safety study with AVR118 in subjects with Type 2 diabetes in the United States. Approximately 30 patients were to be entered in the study, the primary objective of which was to explore the effect of a 4.0 ml dose of AVR118 given subcutaneously on blood glucose in subjects with Type 2 diabetes who are on sulfonylureas and/or metformin, as compared to subjects not receiving AVR118. Sulfonylureas and metformin are commonly used drugs to control Type 2 diabetes. Additional objectives of this study were to explore the potential for AVR118 in decreasing blood glucose in patients with Type 2 diabetes.
     In February 2006, we amended the protocol for the Phase I diabetes study to include an additional 12 patients at a dose of 1.0 ml of AVR118 given subcutaneously. The purpose of this study was to determine if a lower dose would produce a more pronounced effect on blood glucose levels.
     In May 2006, we completed enrollment of the first 30 patients on the 4.0 ml dosage portion of the study. In June 2006, we terminated further accrual of the patients on the 1.0 ml dosage after three patients had been accrued. Following an interim analysis of the 30 patients treated with the 4.0 ml dose, as well as the additional three patients treated with the 1.0 ml dose, we concluded that: (i) AVR118 can be given safely to patients with Type 2 diabetes, and (ii) in contrast to previous reports, AVR118 had no apparent effects on blood glucose levels in patients receiving oral hypoglycemic therapies, and no demonstrable effect on blood chemistry, hematology, weight gain or lean body mass in patients with Type 2 diabetes. The total cost incurred through June 30, 2006 relating to this Phase I study is approximately $446,000.
Wound Healing Study
     In April 2006, we commenced a study at the University of Miami to preliminarily test the efficacy of topically applying AVR118 to wounds in animal models [e.g. pigs]. A report received from the University of Miami in August 2006 analyzing the data from the three pig study indicated that the topical application of AVR118 accelerates the rate at which wounds heal. Although preliminary, we believe that further study is merited. Total costs incurred through June 30, 2006 relating to this study were approximately $18,000.
Cash Requirements
     Our cash requirements to date have been satisfied by the sale of our securities. Our most recent sale of securities took place in February 2004 when we entered into an agreement with James Dicke II, a former director of the Company and his son, James Dicke III. In this February 2004 financing arrangement, for an aggregate purchase price of $12 million, we agreed to sell an aggregate of (i) 120 million shares of our common stock; and (ii) warrants to purchase 15 million shares of our common stock through February 2, 2007 at a per share purchase price of $0.20 per share: 3,750,000 of the warrants are exercisable from February 5, 2004 through February 2, 2007; 3,750,000 of the warrants are exercisable from May 5, 2004 through February 2, 2007; 3,750,000 of the warrants are exercisable from August 4, 2004 through February 2, 2007; and 3,750,000 of the warrants are exercisable from November 3, 2004 through February 2, 2007. The funding took place in four equal stages of $3 million each, once every 90 days on February 5, May 5, August 4 and November 3, 2004.
     During the next 12 months, we expect to incur significant expenditures relating to operating expenses and expenses relating to regulatory filings and clinical trials for AVR118. We currently do not have cash availability to meet such anticipated expenditures. We anticipate that we can continue operations through December 2006 with our current liquid assets, if no stock options or warrants are exercised, nor additional securities sold.
Authorized Common Stock
     We have been and continue to be dependent upon the proceeds from the continued sale of securities and convertible debentures for the funds required to continue operations at present levels and to fund further research and development activities. However, our ability to raise capital is severely limited by the number of shares of common stock we are currently authorized to issue, which is one billion shares. In addition to the 696,587,734 shares of our common stock outstanding as of August 10, 2006, we have reserved for issuance approximately 181.2 million shares of common stock underlying currently outstanding stock options or warrants. Accordingly, we only have the authority to issue an additional 122.2 million shares of common stock. To increase the number of authorized shares of our common stock, we need to obtain stockholder approval. We are currently contemplating holding a stockholder meeting in order to obtain this approval.
Consulting Agreements
     Botter Consulting Agreement. In June 2006, we entered into a consulting agreement with a member of our Board of Directors, Angelo Botter, pursuant to which he will provide consulting services to us on such matters pertaining to our business as may, from time to time, be requested of him by our President or Board of Directors. Mr. Botter shall receive a consulting fee of $1,000 per day for his consulting services. The initial term of the consulting agreement shall be for six months, and shall be automatically extended by successive thirty (30) day periods unless either party notifies the other in writing of its intent not to extend the term within five days of the end of the then existing term.
     Pike Consulting Agreement. In June 2006, we entered into a consulting agreement with Izzy Pike, MD, Consulting, LLC, whose principal is Isadore Murray Pike, M.D., pursuant to which he will provide consulting services to us on such matters pertaining to our clinical programs and related matters as may, from time to time, be requested of him by our President or Board of Directors. Dr. Pike’s firm shall receive a consulting fee of $375 per hour for his consulting services. The initial term of the consulting agreement shall be for six months, and shall be automatically extended by successive thirty (30) day periods unless either party notifies the other in writing of its intent not to extend the term within five days of the end of the then existing term.
     KGA Consulting Agreement. In June 2006, we entered into a consulting agreement with Kensington Global Alliances LLC (“KGA”), whose principal is Dr. Pablo A. Scolnick, pursuant to which KGA will provide consulting services to us on such matters pertaining to business development as may, from time to time, be requested by our Chief Executive Officer. KGA shall receive a retainer of $5,000 per month for such consulting services. The agreement may be terminated by either party at any time upon thirty (30) days written notice.
RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 VS. JUNE 30, 2005
     For the three and six months ended June 30, 2006, we incurred losses from continuing operations of $996,000 and $2,215,000 vs. $925,000 and $2,051,000 for the three and six months ended June 30, 2005. Our losses were attributable primarily to:
     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses increased 62% and 38% to $570,000 and $1,068,000 for the three and six months ended June 30, 2006 from $353,000 and $775,000 for the three and six months ended June 30, 2005. The change in research and development expenses primarily resulted from:
•	Research and development expenditures relating to salaries, benefits and facilities were $146,000 and $287,000 for the three and six months ended June 30, 2006 vs. $165,000 and $338,000 for the three and six months ended June 30, 2005. This reduction reflects the elimination of the salary expense associated with Elma Hawkins, who resigned as President and CEO from the Company in February 2006 partly offset by the increase in expense associated with the salary of our new President and CEO, Stephen Elliston in May 2006. For the three and six months ended June 30, 2006, 53% and 49% of our payroll and related expenses were allocated to research and development expenses as compared to 47% and 48% for the three and six months ended June 30, 2005;

•	Research and development expenditures relating to consulting services by Elma Hawkins relating to scientific matters was $90,000 and $153,000 for the three and six months ended June 30, 2006 vs. $0 for the three and six months ended June 30,, 2005;

•	Clinical testing fees were $79,000 and $172,000 for the three and six months ended June 30, 2006 vs. $30,000 and $36,000 for the three and six months ended June 30, 2005. The increase was primarily attributable to the continuation of a Phase I diabetes trial and the commencement of various studies, including the wound healing study; and

•	Expenses associated with clinical and regulatory activities were $213,000 and $383,000 for the three and six months ended June 30, 2006 vs. $149,000 and $384,000 for the three and six months ended June 30, 2005. The increase for the three months ended June 30, 2006 vs. 2005 was primarily attributable to higher regulatory consulting costs and data management fees for processing the current Phase II Study and Phase I diabetes studies.
     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased 7% and 3% for the three and six months ended June 30, 2006 to $456,000 and $1,009,000 from $490,000 and $1,036,000 for the three and six months ended June 30, 2005. The changes in general and administrative expenses primarily resulted from:
•	Decreased payroll and related expenses of $76,000 and $194,000 for the three and six months ended June 30, 2006 vs. $129,000 and $254,000 for the three and six months ended June 30, 2005, This reduction reflects the elimination of the salary expense associated with Elma Hawkins, who resigned as President and CEO from the Company in February 2006 partly offset by the salary of our new President and CEO, Stephen Elliston in May 2006.

•	Professional fees increased 48% and 76% to $89,000 and $232,000 for the three and six months ended June 30, 2006 vs. $60,000 and $132,000 for the three and six months ended June 30, 2005, primarily due to the expensing of patent costs of $27,000 and $103,000 for the three and six months ended June 30, 2006. Patent costs of $61,000 and $97,000 for the three and six months ended June 30, 2005 were capitalized to cost of patents. The 2005 cost was subsequently reflected as an impairment charge in December 2005.
     COMPENSATION AND OTHER EXPENSE FOR OPTIONS AND WARRANTS. The Company has applied the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payments, to stock-based employee compensation. In the six months ended June 30, 2006, $86,376 of stock-based employee compensation cost is reflected in the net loss. In 2005, this employee compensation of $1,257,776 was presented on a pro forma basis as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.
     DEPRECIATION AND AMORTIZATION EXPENSE Depreciation and amortization expense decreased 57% and 65% to $55,000 and $115,000 from $129,000 and $329,000 for the three and six months ended June 30, 2006 vs. June 30, 2005, respectively. This decrease was due to assets acquired in prior years that were fully depreciated in 2005.
     INTEREST INCOME (EXPENSE). Interest income decreased 35% and 29% to $31,000 and $65,000 for the three and six months ended June 30, 2006 from $48,000 and $92,000 for the three and six months ended June 30, 2005, as a result of decreased cash balances invested in money market accounts. Interest expense remained the same at $2,000 and $3,000 for the three and six months ended June 30, 2006 and 2005
     LOSS FROM CONTINUING OPERATIONS. Losses from continuing operations increased 8% and 8% to $996,000 and $2,215,000 for the three and six months ended June 30, 2006 from $925,000 and $2,051,000 for the three and six months ended June 30, 2005. This increase resulted primarily from an increase in research and development expenditures offset by a decrease in depreciation for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005.
     LOSS FROM DISCONTINUED OPERATIONS. Losses from discontinued operations were $22,000 and $25,000 for the three and six months ended June 30, 2006 compared to $9,000 and $14,000 for the three and six months ended June 30, 2005, which losses resulted from our 99% owned Bahamian subsidiary,

Advance Viral Research Ltd. held for sale. During 2002, our Board of Directors approved a plan to sell Advance Viral Research Ltd.
     REVENUES. We had no revenues for the three and six months ended June 30, 2006 nor for the three and six months ended June 30, 2005.
LIQUIDITY
     We had current assets of $2,603,000 as of June 30, 2006 compared to $4,737,000 as of December 31, 2005. We had total assets of $2,905,000 at June 30, 2006 compared to $5,149,000 at December 31, 2005. The decrease in current and total assets was primarily attributable to the use of cash on hand to fund current operations. We had current liabilities of $235,000 as of June 30, 2006, compared to $325,000 as of December 31, 2005.
     During the six months ended June 30, 2006 we used cash of $2,122,000 for operating activities, compared to $1,898,000 during the six months ended June 30, 2005. During the six months ended June 30, 2006, our expenses included:
•	$403,000 for payroll and related costs primarily for administrative staff, scientific personnel and executive officers;

•	$749,000 for expenditures for AVR118 research;

•	$273,000 for other professional and consulting fees;

•	$195,000 for insurance costs;

•	$184,000 for rent and utilities for our Yonkers facility; and

•	$96,000 in recruiting and public relations costs.
     During the six months ended June 30, 2006, we used $6,000 for investment activities, compared to $139,000 during the six months ended June 30, 2005 related to leasehold improvements, equipment purchases and incurred patent costs.
     No funds were provided by financing activities for the six months ended June 30, 2006 or June 30, 2005.
     We have no off-balance sheet transactions.
CAPITAL RESOURCES
     During 2004, we completed several equity transactions and issued convertible debt for which it received cash proceeds of approximately $13,208,000. During 2005 and the six months ended June 30, 2006, we did not receive any proceeds from any debt or equity transactions.
     We have been and continue to be dependent upon the proceeds from the continued sale of securities for the funds required to continue operations at present levels and to fund further research and development activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. No assurance can be given that the Company will be able to sustain its operations until FDA approval of AVR118 for commercial sale is granted or that any approval will ever be granted. Management is currently seeking equity and debt financing, and exploring the sale of certain assets.
OUTSTANDING SECURITIES
     Our ability to raise capital is severely limited by the number of shares we are currently authorized to issue. In addition to the 696,587,734 shares of our common stock outstanding as of August 10, 2006, we have approximately: (i) 113.2 million shares of common stock are issuable pursuant to outstanding stock options at exercise prices ranging from $0.052 to $0.36, of which options to purchase 108.6 million shares are currently exercisable; (ii) 68.0 million shares of common stock are issuable pursuant to outstanding warrants at prices ranging from $0.091 to $1.00, all of which warrants are currently exercisable. Accordingly, we only have the authority to issue an additional 122.2 million shares of common stock. To complete the full range of testing necessary to commercially offer AVR118, we will need substantially more capital than we can raise given the current number of authorized common shares. To increase the number of authorized shares of our common stock, we need to obtain stockholder approval. We are uncertain that we could obtain this approval.
     If all of the foregoing securities were fully issued, exercised and/or converted, as the case may be, we would receive proceeds of approximately $28.2 million, and we would have approximately 877.8 million shares of common stock outstanding. The sale or availability for sale of this number of shares of common stock in the public market could depress the market price of the common stock. Additionally, the sale or availability for sale of this number of shares may lessen the likelihood that additional equity financing will be available to us, on favorable or unfavorable terms. Furthermore, the sale or availability for sale of this number of shares could limit the annual amount of net operating loss carryforwards that could be utilized.
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
     During the next 12 months, we expect to incur significant expenditures relating to operating expenses and expenses relating to regulatory filings and clinical trials for AVR118. We currently do not have cash availability to meet our anticipated expenditures. We anticipate that we can continue operations through December 2006 with our current liquid assets, if no stock options or warrants are exercised, nor additional securities sold.
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

     We are currently seeking debt financing, licensing agreements, joint ventures and other sources of financing, but the likelihood of obtaining such financing on favorable terms is uncertain. As of August 10, 2006, we had one billion shares of common stock authorized to be issued, 696,587,734 of which are outstanding and an additional 181.2 million shares reserved for issuance upon the exercise of outstanding stock options and warrants. Accordingly, we only have the authority to issue an additional 122.2 million shares of common stock. To complete the full range of testing necessary to commercially offer AVR118, we will need substantially more capital than we can raise given the current number of authorized common shares. To increase the number of authorized shares of our common stock, we need to obtain stockholder approval. We are uncertain that we could obtain this approval. Management is not certain whether, at present, debt or equity financing will be readily obtainable or whether it will be on favorable terms. Because of the large uncertainties involved in the FDA approval process for commercial drug use on humans and our lack of access to capital, it is highly probable that we will never be able to sell AVR118 commercially.
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
ITEM 4. CONTROLS AND PROCEDURES
     As of June 30, 2006, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Acting Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2006 in providing reasonable assurances that material information required to be disclosed is included on a timely basis in the reports it files with the Securities and Exchange Commission. Furthermore, management noted that no changes occurred during the quarter ended June 30, 2006 that materially affected, or would be reasonably likely to materially affect, our internal controls over financial reporting.

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

ADVANCED VIRAL RESEARCH CORP.
Date: August 10, 2006	/s/ Stephen M. Elliston
Stephen M. Elliston President and
Chief Executive Officer

/s/ Martin Bookman
Martin Bookman, Acting Chief Financial Officer
(Principal Financial and Accounting Officer)