Form 10-Q
period 2006-09-30
ADVANCED VIRAL RESEARCH CORP
filed 2006-11-14
CIK 786623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares of the registrant’s Common Stock outstanding as of the close of business on November 13, 2006: 696,587,734

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

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
ASSETS

Current Assets:
Cash and cash equivalents	$1,718,156	$4,615,581
Prepaid insurance	79,057	88,683
Other current assets	24,553	32,445

Total current assets	1,821,766	4,736,709

Property and Equipment, Net	68,051	212,732
Assets Held for Sale	107,707	112,319
Other Assets	93,319	87,717

Total assets	$2,090,843	$5,149,477

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$166,910	$140,278
Accrued liabilities	102,670	185,117

Total current liabilities	269,580	325,395

Commitments and Contingencies

Stockholders’ Equity:
Common stock; 1,000,000,000 shares of $.00001 par value authorized, 696,587,734 shares issued and outstanding	6,966	6,966
Additional paid-in capital	73,321,361	73,145,593
Deficit accumulated during the development stage	(71,507,064)	(68,328,477)

Total stockholders’ equity	1,821,263	4,824,082

Total liabilities and stockholders’ equity	$2,090,843	$5,149,477

See notes to condensed consolidated financial statements

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					Inception
	Three Months Ended		Nine Months Ended		(February 20,
	September 30,		September 30,		1984) to
					September 30,
	2006	2005	2006	2005	2006
				`
Revenues	$—	$—	$—	$—	$231,892

Costs and Expenses:
Research and development	353,029	587,627	1,420,604	1,362,750	24,617,237
General and administrative	472,179	484,089	1,480,758	1,520,145	26,751,220
Compensation and other expense for options and warrants	89,391	—	175,768	—	5,110,576
Cost in connection with settlement of distribution agreement	—	—	—	—	687,005
Depreciation and amortization	39,611	2,188	154,445	331,391	4,284,062
Impairment charge — patent cost	—	—	—	—	1,081,085

	954,210	1,073,904	3,231,575	3,214,286	62,531,185

Loss from Operations	(954,210)	(1,073,904)	(3,231,575)	(3,214,286)	(62,299,293)

Other Income (Expense):
Interest income	20,533	44,841	85,568	137,008	1,290,890
Other income	—	—	—	—	120,093
Interest expense	(1,968)	(1,547)	(4,585)	(4,386)	(8,760,208)
Severance expense — former directors	—	—	—	—	(302,500)

	18,565	43,294	80,983	132,622	(7,651,725)

Loss from Continuing Operations	(935,645)	(1,030,610)	(3,150,592)	(3,081,664)	(69,951,018)
Loss from Discontinued Operations	(2,872)	(3,824)	(27,995)	(18,134)	(1,556,046)

Net Loss	$(938,517)	$(1,034,434)	$(3,178,587)	$(3,099,798)	$(71,507,064)

Net Loss Per Common Share
Basic and Diluted:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	696,587,734	696,531,067	696,587,734	696,502,178

See notes to condensed consolidated financial statements

Advanced Viral Research Corp.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
			(February 20,
	Nine Months Ended		1984) to
	September 30,		September 30,
	2006	2005	2006
Cash Flows from Operating Activities:
Net loss	$(3,178,587)	$(3,099,798)	$(71,507,064)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	160,022	344,428	4,900,416
Impairment charge — patent cost	—	—	1,081,085
Cost in conection with settlement of distribution agreement	—	—	687,005
Amortization of debt issuance costs	—	—	1,303,524
conversion feature of convertible debenture	—	—	5,423,579
Amortization of discount on warrants	—	—	1,681,533
Amortization of discount on warrants — consulting services	—	—	230,249
Amortization of deferred compensation cost	—	—	760,500
Issuance of common stock for debenture interest	—	—	237,486
Issuance of common stock for services	—	—	1,586,000
Compensation expense for options and warrants	175,768	—	4,052,148
Changes in operating assets and liabilities:
(Increase) decrease in other current assets	16,553	(2,189)	(124,338)
(Increase) decrease in other assets	(602)	—	(819,663)
Increase (decrease) in accounts payable and accrued liabilities	(55,815)	(176,608)	275,782

Total adjustments	295,926	165,631	21,275,306

Net cash used by operating activities	(2,882,661)	(2,934,167)	(50,231,758)

Cash Flows from Investing Activities:
Purchase of investments	—	—	(6,292,979)
Patent costs incurred	—	(139,990)	(1,239,119)
Acquisition of property and equipment	(9,764)	(48,484)	(4,395,291)

Net cash used by investing activities	(9,764)	(188,474)	(11,927,389)

Cash Flows from Financing Activities:
Proceeds (payment) from issuance of convertible debt	(5,000)	—	14,564,388
Proceeds from sale of securities, net of issuance costs	—	9,000	43,410,584
Proceeds from common stock subscribed but not issued	—	—	1,163,900
Proceeds from sale of investments	—	—	6,301,979
Payments under litigation settlement	—	—	(1,050,647)
Payments under capital lease	—	—	(420,581)
Payments on note payable	—	—	(111,320)
Recovery of subscription receivable written off	—	—	19,000

Net cash provided (used) by financing activities	(5,000)	9,000	63,877,303

Net Increase (Decrease) in Cash and Cash Equivalents	(2,897,425)	(3,113,641)	1,718,156

Cash and Cash Equivalents, Beginning	4,615,581	8,600,590	—

Cash and Cash Equivalents, Ending	$1,718,156	$5,486,949	$1,718,156

Supplemental Disclosure of Non-Cash Financing Activities:
Cash paid during the year for interest
See notes to consolidated condensed financial statements.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements as of September 30, 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position as of September 30, 2006 and results of operations for the three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005. All such adjustments are of a normal recurring nature. Certain general and administrative expenses from inception relating to consulting services were reclassified to compensation expense for options and warrants to be consistent with current presentation.
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
NOTE 2. GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered accumulated net losses of $71,507,064 since inception and is dependent upon registration of AVR118 for sale before it can begin commercial operations. The Company’s current cash position is inadequate to pay all the costs associated with operations and the full range of testing and clinical trials required by the FDA. Unless and until AVR118 is approved for sale in the United States or another industrially developed country, the Company will be dependent upon the continued sale of its securities, debt or equity financing for funds to meet its cash requirements. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. No assurance can be given that the Company will be able to sustain its operations until FDA approval of AVR118 for commercial sale is granted or that any approval will ever be granted. Management is currently seeking equity and debt financing, and exploring the sale of certain assets.
During 2005 and the first nine months of 2006, the Company did not receive any proceeds from any debt or equity transactions. During 2004, the Company completed several equity transactions and issued convertible debt for which it received cash proceeds of approximately $13,208,000.

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
In the Phase II Study, patients are administered AVR118 for three weeks in order to compare treatment versus no treatment, after which the results of the study are be analyzed. Those patients who did not receive AVR118 during the first three-week period are permitted to take the drug for the second three-week period. Patients who appear to benefit from treatment may be eligible to remain on AVR118, generating longer term safety data. The total cost incurred through September 30, 2006 relating to this Phase II study is approximately $474,000.
As of September 30, 2006, only eleven patients had been enrolled in the Phase II Study. The Company is currently in discussions with several teaching centers to expand the study to include patients in the earlier stages of disease to determine the efficacy of AVR118 on such patients. The Company believes transitioning the study to such centers would not only enable it to accelerate enrollment in an expanded program where higher patient accrual rates can be achieved, but would also be a more cost-efficient method for accruing patients by eliminating a private vendor. The Company has requested that BRANY provide a complete report on the status of patients currently enrolled in the Phase II Study.
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
In May 2006, the Company completed enrollment of the first 30 patients on the 4.0 ml dosage portion of the study. In June 2006, the Company terminated further accrual of the patients on the 1.0 ml dosage after three patients had been accrued. Following an interim analysis of the 30 patients treated with the 4.0 ml dose as well as the additional three patients treated with the 1.0 ml dose, the Company concluded that: (i) AVR118 can be given safely to patients with Type 2 diabetes, and (ii) in contrast to previous reports, AVR118 had no apparent effects on blood glucose levels in patients receiving oral hypoglycemic therapies, and no demonstrable effect on blood chemistry, hematology, weight gain or lean body mass in Type 2 diabetes patients. The total cost incurred through September 30, 2006 relating to this Phase I study is approximately $500,000.
Wound Healing
In April 2006, the Company commenced a study at the University of Miami to preliminarily test the efficacy of topically applying AVR118 to wounds in animal models (e.g. pigs). A report received from the University of Miami in August 2006 analyzing the data from the three pig study indicated that the topical application of AVR118 accelerates the rate at which wounds heal. Although preliminary, the Company believes that further study is merited. Total costs incurred through September 30, 2006 relating to this study were approximately $35,000.
Testing on Avian Flu
In 2006, the Company performed testing for the efficacy of AVR118 on the H5N1 hybrid strain of the avian flu. Although antiviral activity was seen at very high dosages, there are no current plans to pursue further work in this area. The total cost incurred through September 30, 2006 relating to this study was approximately $6,000.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)
NOTE 3. RESEARCH AND DEVELOPMENT, CLINICAL TRIALS AND DRUG TESTING (Continued)
Status of FDA Filings and Studies (Continued)
MediVector Agreement
In March 2004, the Company entered into a Master Contract Services Agreement with MediVector, Inc. whereby, pursuant to various project orders, MediVector processed and analyzed data and provided biopharmaceutical consulting services in connection with the Company’s ongoing studies and IND activities on a project by project basis. Through September 2006, the Company has incurred and paid MediVector approximately $1,779,000.
In April 2004, the Company appointed Carol Epstein, MD, a co-founder of MediVector, Inc. as acting Medical Director to Advanced Viral Research Corp to guide the Company in the clinical development of AVR118, including choice of clinical indications, design and preparation of protocols for clinical trials, analysis of compiled data, the processing of adverse events in clinical trials, writing clinical sections of the IND and meeting with the FDA.
In June 2006, the Master Contract Services Agreement and associated project orders were amended to provide, among other things, that instead of a monthly retainer of $35,000, MediVector shall be available to provide consulting services at the Company’s request at the rate of $400 per hour through June 1, 2007. MediVector completed the outstanding project orders and delivered the required reports and documentation. The agreement and associated project orders can be terminated by the Company at any time upon written notice to MediVector in the event of a breach by MediVector that cannot be cured (i.e. breach of the confidentiality obligations), or by either party for cause at any time upon thirty (30) days prior written notice to the other party. The Company made final project payments of $79,000 in October 2006.
Conducting the clinical trials of AVR118 will require significant cash expenditures. AVR118 may never be approved for commercial distribution by any country, and because the Company’s research and development expenses and clinical trial expenses will be charged against earnings for financial reporting purposes, the Company expects that losses from operations will continue to be incurred for the foreseeable future. The Company currently does not have sufficient funds to complete all phases of clinical trials of AVR118 which are necessary to permit the commercial sale of AVR118. The Company is attempting to secure funds through the sale of its securities.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)
NOTE 4. CONSULTING AND EMPLOYMENT AGREEMENTS
Hawkins Consulting Agreement
On February 17, 2006, the Company entered into a consulting agreement with Dr. Elma Hawkins, the Company’s former President and Chief Executive Officer, pursuant to which she provided consulting services to the Company as requested of her by our Chairman of the Board of Directors or his designee. Dr. Hawkins received a consulting fee of $325 per hour for her consulting services. The consulting agreement was 90 days, which term was extended by 30 days until its termination on June 18, 2006. Through June 18, 2006 the Company has incurred approximately $153,000 for such consulting services.
Botter Consulting Agreement
In June 2006, the Company entered into a consulting agreement with a member of the Board of Directors, Angelo Botter, pursuant to which Mr. Botter receives a consulting fee of $1,000 per day for his services. The initial term of the consulting agreement is nine months, unless automatically extended by successive thirty (30) day periods unless either party notifies the other in writing of its intent not to extend the term within five days of the end of the then existing term.
Pike Consulting Agreement
In June 2006, the Company entered into a consulting agreement with Izzy Pike, MD, Consulting, LLC, whose principal is Isadore Murray Pike, M.D., pursuant to which Dr. Pike provides consulting services in connection with the Company’s clinical programs and related matters. Dr. Pike’s firm receives a consulting fee of $375 per hour for his consulting services. The initial term of the consulting agreement shall be for nine months, unless automatically extended by successive thirty (30) day periods unless either party notifies the other in writing of its intent not to extend the term within five days of the end of the then existing term.
KGA Consulting Agreement
In June 2006, the Company entered into a consulting agreement with Kensington Global Alliances LLC (“KGA”), whose principal is Dr. Pablo A. Scolnick, pursuant to which KGA will provide consulting services to the Company on matters relating to business development. KGA receives a retainer of $5,000 per month for such consulting services. The agreement may be terminated by either party at any time upon thirty (30) days written notice.

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

		Weighted Average
	Total Options	Exercise Price
Outstanding at January 1, 2006	154,014,554	$0.1588
Granted	—	—
Exercised	—	—
Forfeited	(24,000,000)	($0.1493)
Expired unexercised	(16,806,271)	($0.1251)

Outstanding at September 30, 2006	113,208,283	$0.1658

Options exercisable at September 30, 2006	108,717,616	$0.1676

No stock options were granted during the nine months ended September 30, 2006. During the nine months ended September 30, 2005, a total of 9,550,000 stock options were issued with a weighted-average fair value of $1,289,250. No stock options were exercised during the nine months ended September 30, 2006 however, 100,000 stock options were exercised during the nine months ended September 30, 2005 by a former employee.
The weighted-average remaining contractual terms of outstanding stock options and exercisable stock options at September 30, 2006 was 4.5 years and 4.2 years, respectively. The aggregate intrinsic value of outstanding stock options and exercisable stock options at September 30, 2006 was approximately $78,000 and $74,800 respectively.
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
The exercise period of director options expire upon the earlier to occur of the expiration date of the option or three years from the date of termination of a director’s service to the Company as a member of the Board of Directors.

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
During the first nine months of 2006, the Company recorded stock-based compensation in the amount of $175,768, substantially all of which pertained to options granted to the Company’s officers and directors during 2004. The adoption of SFAS No. 123R resulted in an increase to selling, general and administrative expenses, loss before income taxes and net loss of approximately $176,000, or $0.0 per share, over what would have been recorded under the original provisions of SFAS No. 123. At September 30, 2006, there was approximately $405,000 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.0 years.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)
NOTE 5. STOCK-BASED COMPENSATION (Continued)
Prior to January 1, 2006, the Company had historically followed SFAS No. 123, “Accounting for Stock-Based Compensation,” which permitted entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”) and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. Under this method, compensation expense was recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. The following table presents the Company’s pro forma net loss for the nine months ended September 30, 2005, had the Company determined compensation cost based on the fair value at the grant date for all of its employee stock options issued under SFAS No. 123:

Nine months ended
September 30, 2005
Net loss as reported	$(3,099,798)
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,901,116)

Pro forma net loss	$(5,000,914)

Earnings per share — basic and diluted:
As reported	($0.00)

Pro forma	($0.01)

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)
NOTE 6. COMMITMENTS AND CONTINGENCIES
POTENTIAL CLAIM FOR ROYALTIES
The Company may be subject to claims from certain third parties for royalties due on sale of AVR118. The Company has not as yet received any notice of claim from such parties.
LACK OF PATENT PROTECTION
During the third quarter of 2006, the Company reviewed its patent inventory and the cost to maintain them, and determined that certain patents and patent applications were not useful, or that the cost to apply for and maintain patents in certain countries is not justified, and such patents should be abandoned. Patent costs are expensed when incurred and therefore the cost of abandoned patents and patent applications has no effect on the financial statements. The Company presently has issued or granted 14 U.S. patents, two Australian patents and one Canadian patent. In addition, the Company currently has five patent applications pending with the U.S. Patent Office and 16 foreign patent applications. The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing a similar product. There can be no assurance that such patents, if obtained, will be enforceable.
NOTE 7. SECURITIES PURCHASE AGREEMENTS
STOCK PURCHASE AGREEMENTS
From time to time, the Company has issued warrants to purchase common stock to various parties as part of a stock purchase agreement or a settlement. The following is a summary of those warrants that have been issued:

Warrants
Outstanding at December 31, 2005	73,776,501

Granted	—
Exercised	—
Forfeited	(5,735,000)

Outstanding at September 30, 2006	68,041,501

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

					Inception (February
	Three Months		Nine Months		20, 1984)
	Ended September 30,		Ended September 30,		to September 30,
	2006	2005	2006	2005	2006
Revenues	$—	$—	$—	$—	$—

Costs and Expenses:
General and administrative	1,013	3,793	22,418	6,925	1,373,752
Depreciation	1,859	1,859	5,577	13,037	322,314

	2,872	5,652	27,995	19,962	1,696,066

Loss from Operations	(2,872)	(5,652)	(27,995)	(19,962)	(1,696,066)
Other Income	—	1,828	—	1,828	140,020

Discontinued operations	($2,872)	($3,824)	($27,995)	($18,134)	($1,556,046)

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
     Since our incorporation in July 1985, we have been engaged primarily in research and development activities. We have never generated material operating revenue, and as of September 30, 2006, we had incurred a cumulative net loss of approximately $71,507,000. Our ability to generate operating revenue depends upon our success in gaining approval for the commercial use and distribution of AVR118 from the Food and Drug Administration (FDA).

     The costs relating to our research and development efforts for the years 2000, [2001, 2002, 2003, 2004], and 2005 and the three and nine months ended September 30, 2006 are presented below.
COSTS RELATING TO RESEARCH AND DEVELOPMENT EFFORTS
FROM JANUARY 2000 THROUGH SEPTEMBER 30. 2006

		3 Months
		ended	9 Months	2000-2006
COST CATEGORY	2000-2005	9/30/06	ended 930/06	to date
Hospital fees
Phase I (topical)	$254,246	$—	$—	$254,246
Phase I/II (Israel AIDS, leukemia/lymphoma, solid tumor)	197,500	—	(30,000)	167,500
Phase II cancer study (NY)	107,507	663	7,495	115,002
Phase I diabetes study	103,410	22,146	152,595	256,005
In vitro and Avian Flu	—	18,003	41,868	41,868
Anti-Inflammatory	—	—	7,542	7,542
Wound healing	—	17,749	35,487	35,487
Lab fees	138,292	—	—	138,292
Insurance cost	70,721	7,750	23,250	93,971

TOTAL CLINICAL FEES	871,676	66,311	238,237	1,109,913

IND preparation/maintenance	286,209	—	—	286,209
CRO clinical trial management
Phase I (topical)	47,527	—	—	47,527
Phase I/II AIDS (Israel)	1,447,919	—	—	1,447,919
Argentina patient experiences	253,168	—	—	253,168
Data management & study reports	686,474	86,377	240,689	927,163
Clinical & Regulatory consulting	2,116,673	34,536	263,550	2,380,223

TOTAL CLINICAL/REGULATORY OPERATIONS	4,837,970	120,913	504,239	5,342,209

General lab supplies	1,103.917	7,863	53,480	1,157,397
Toxicology	197,135	—	—	197,135
Contracted research & development	617,368	—	—	617,368
Validation	705,249	—	—	705,249
Drug preparation and support	1,982,421	—	—	1,982,421
Salary & Facility allocations	7,310,773	157,942	624,648	7,935,421
R&D Miscellaneous Expenses	37,720	—	—	37,720

TOTAL PRECLINICAL RESEARCH & DEVELOPMENT	11,954,583	165,805	678,128	12,632,711

TOTAL RESEARCH AND DEVELOPMENT	17,664,229	353,029	1,420,604	19,084,833

     During 2002, the Board of Directors approved a plan to sell Advance Viral Research Ltd. (“AVR Ltd”), our Bahamian subsidiary. The decision was based upon the completion of construction on our facility in Yonkers, New York capable of providing all functions previously provided by the Freeport, Bahamas plant. The assets of AVR Ltd. have been classified on our Consolidated Balance Sheet at September 30, 2006 and December 31, 2005 as Assets held for Sale. AVR Ltd. had no liabilities as of September 30, 2006 and December 31, 2005, except inter-company payables which have been eliminated in consolidation. The operations for AVR Ltd. have been classified in the Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and September 30, 2005 as Loss from Discontinued Operations.
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
RECENT EVENTS
Phase II Study
     In February 2005, we entered into an agreement with the Biomedical Research Alliance (BRANY), as agent for a network of hospitals, pursuant to which the hospitals would conduct our Phase II clinical study to evaluate the effect of a 4.0 ml dose of AVR118 administered to patients with systemic symptoms related to advanced cancer who are not receiving chemotherapy (the “Phase II Study”). The agreement with BRANY, among other things, defined the protocol for the Phase II Study, outlined the terms of payment and provided for cancellation of the contract by either party. We experienced difficulty accruing patients for the Phase II Study and in December 2005, amended the protocol to permit patients undergoing third-line chemotherapy treatment to become participants in the Phase II Study, in order to facilitate patient accrual.
     In the Phase II Study, patients are administered AVR118 for three weeks in order to compare treatment versus no treatment, after which the results of the study are to be analyzed. Those patients who did not receive AVR118 during the first three-week period are permitted to take the drug for the second three-week period. Patients who appear to benefit from treatment may be eligible to remain on AVR118, generating longer term safety data. The total cost incurred through September 30, 2006 relating to the Phase II study is approximately $474,000.
     As of September 30, 2006, only eleven patients had been enrolled in the Phase II Study. We are currently in discussions with several teaching centers to expand the study to include patients in the earlier stages of disease to determine the efficacy of AVR118 on such patients. We believe transitioning the study to such centers would not only enable us to accelerate enrollment in an expanded program where higher patient accrual rates can be achieved, but would also be a more cost-efficient method for accruing patients by eliminating a private vendor. We have requested that BRANY provide us with a complete report on the status of patients currently enrolled in the Phase II Study.
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
     In May 2006, we completed enrollment of the first 30 patients on the 4.0 ml dosage portion of the study. In June 2006, we terminated further accrual of the patients on the 1.0 ml dosage after three patients had been accrued. Following an interim analysis of the 30 patients treated with the 4.0 ml dose, as well as the additional three patients treated with the 1.0 ml dose, we concluded that: (i) AVR118 can be given safely to patients with Type 2 diabetes, and (ii) in contrast to previous reports, AVR118 had no apparent effects on blood glucose levels in patients receiving oral hypoglycemic therapies, and no demonstrable effect on blood chemistry, hematology, weight gain or lean body mass in patients with Type 2 diabetes. The total cost incurred through September 30, 2006 relating to this Phase I study is approximately $500,000.
Wound Healing Study
     In April 2006, we commenced a study at the University of Miami to preliminarily test the efficacy of topically applying AVR118 to wounds in animal models [e.g. pigs]. A report received from the University of Miami in August 2006 analyzing the data from the three pig study indicated that the topical application of AVR118 accelerates the rate at which wounds heal. Although preliminary, we believe that further study is merited. Total costs incurred through September 30, 2006 relating to this study were approximately $35,000.
New Topical Study
     In November 2006, we filed an amendment with the FDA to our existing IND to expand the use of AVR118 to include a Phase II pilot study involving topical and intralesional therapy. Management believes these applications could potentially be used to treat a wide variety of common dermatologic conditions. The Phase II pilot study would involve patients with common skin problems ranging from acne scars to surgical wounds, and would study how AVR118’s ability to promote tissue repair and regeneration can be put to use in the clinical setting, and analyze the efficacy of AVR118 as a topical or intralesional therapy. We have begun work in developing a topical formulation that can easily be applied directly onto the skin.
Cash Requirements
     Our cash requirements to date have been satisfied by the sale of our securities. During the next 12 months, we expect to incur significant expenditures relating to operating expenses and expenses relating to regulatory filings and clinical trials for AVR118. We currently do not have cash availability to meet such anticipated expenditures. We anticipate that we can continue operations through February 2007 with our current liquid assets, if no stock options or warrants are exercised, nor additional securities sold.
Authorized Common Stock
     We have been and continue to be dependent upon the proceeds from the continued sale of securities and convertible debentures for the funds required to continue operations at present levels and to fund further research and development activities. However, our ability to raise capital is severely limited by the number of shares of common stock we are currently authorized to issue, which is one billion shares. In addition to the 696,587,734 shares of our common stock outstanding as of November 13, 2006, we have reserved for issuance approximately 181.2 million shares of common stock underlying currently outstanding stock options or warrants. Accordingly, we only have the authority to issue an additional 122.2 million shares of common stock. To increase the number of authorized shares of our common stock, we need to obtain stockholder approval. We are currently contemplating holding a stockholder meeting in order to obtain this approval.
Consulting Agreements
     Botter Consulting Agreement. In June 2006, we entered into a consulting agreement with a member of the Board of Directors, Angelo Botter, pursuant to which Mr. Botter receives a consulting fee of $1,000 per day for his services. The initial term of the consulting agreement is nine months, unless automatically extended by successive thirty (30) day periods unless either party notifies the other in writing of its intent not to extend the term within five days of the end of the then existing term.
     Pike Consulting Agreement. In June 2006, we entered into a consulting agreement with Izzy Pike, MD, Consulting, LLC, whose principal is Isadore Murray Pike, M.D., pursuant to which Dr. Pike provides consulting services in connection with our clinical programs and related matters. Dr. Pike’s firm receives a consulting fee of $375 per hour for his consulting services. The initial term of the consulting agreement shall be for nine months, unless automatically extended by successive thirty (30) day periods unless either party notifies the other in writing of its intent not to extend the term within five days of the end of the then existing term.

     KGA Consulting Agreement. In June 2006, we entered into a consulting agreement with Kensington Global Alliances LLC (“KGA”), whose principal is Dr. Pablo A. Scolnick, pursuant to which KGA will provide consulting services relating to business development. KGA receives a retainer of $5,000 per month for such consulting services.
RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 VS. SEPTEMBER 30, 2005
     We incurred losses from continuing operations of $936,000 vs. $1,031,000 for the three months ended September 30, 2006 and 2005, respectively, and $3,151,000 vs. $3,082,000 for the nine months ended September 30, 2006 and 2005, respectively. Our losses were attributable primarily to:
     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses for the three months ended September 30, 2006 decreased 40% to $353,000 compared to $588,000 for the three months ended September 30, 2005. Research and development expenses for the nine months ended September 30, 2006 increased 4% to $1,421,000 compared to $1,363,000 for the nine months ended September 30, 2005. The change in research and development expenses primarily resulted from:
•	Research and development expenditures relating to salaries, benefits and facilities were $148,000 vs. $158,000 for the three months ended September 30, 2006 and 2005, respectively, and $436,000 vs. $496,000 for the nine months ended September 30, 2006 and 2005, respectively. This decrease was due to the elimination of the salary expense associated with Elma Hawkins, who resigned as President and CEO from the Company in February 2006, partly offset by the increase in expense associated with the salary of our new President and CEO, Stephen Elliston in May 2006. For the three months ended September 30, 2006 and 2005, 50% and 46% of our payroll and related expenses were allocated to research and development expenses, respectively. For the nine months ended September 30, 2006 and 2005, 49% and 47% of our payroll and related expenses were allocated to research and development expenses, respectively;

•	Research and development expenditures relating to consulting services by Elma Hawkins relating to scientific matters was $0 for both the three months ended September 30, 2006 and 2005, and $153,000 vs. $0 for the nine months ended September 30, 2006 and 2005, respectively;

•	Clinical testing fees were $66,000 vs. $124,000 for the three months ended September 30, 2006 and 2005, respectively, and $238,000 vs. $160,000 for the nine months ended September 30, 2006 and 2005, respectively. The decrease for the three month period ended September 30, 2006 vs. 2005 was primarily attributable to lower Phase I diabetes trial costs and no Phase II cancer/cachexia trial costs, offset by the commencement of various studies, including the wound healing study. The increase for the nine month period ended September 30, 2006 vs. 2005 was primarily attributable to higher payments for a Phase I diabetes trial and various studies, including the wound healing and avian flu study and;

•	Expenses associated with clinical and regulatory activities were $121,000 and $274,000 for the three months ended September 30, 2006 and 2005, respectively, and $504,000 and $657,000 for the nine months ended September 30, 2006 and 2005, respectively. The decrease for the three months and nine months ended September 30, 2006 vs. 2005 was primarily attributable to lower regulatory consulting costs and data management fees for processing the current Phase II Study and Phase I diabetes studies.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased 2% to $472,000 from $484,000 for the three months ended September 30, 2006 and 2005, respectively, and decreased 3% to $1,481,000 from $1,520,000 for the nine months ended September 30, 2006 and 2005, respectively. The changes in general and administrative expenses primarily resulted from:
•	Decreased payroll and related expenses of $94,000 vs. $129,000 for the three months ended September 30, 2006 and 2005, respectively, and $289,000 vs. $387,000 for the nine months ended September 30, 2006 and 2005, respectively, due to the elimination of the salary expense associated with Elma Hawkins, who resigned as President and CEO from the Company in February 2006, partly offset by the salary of our new President and CEO, Stephen Elliston in May 2006.

•	Professional fees increased 82% to $104,000 vs. $57,000 for the three months ended September 30, 2006 and 2005, respectively, and increased 78% to $336,000 vs. $189,000 for the nine months ended September 30, 2006 and 2005, respectively, primarily due to the expensing of patent costs of $45,000 and $148,000 for the three and nine months ended September 30, 2006. Patent costs of $43,000 and $140,000 for the three and nine months ended September 30, 2005 were capitalized to cost of patents. The 2005 cost was subsequently included in an impairment charge in December 2005.
     COMPENSATION AND OTHER EXPENSE FOR OPTIONS AND WARRANTS. The Company has applied the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payments, to stock-based employee compensation. In the nine months ended September 30, 2006, $175,768 of stock-based employee compensation cost is reflected in the net loss. In 2005, this employee compensation of $1,901,116 was presented on a pro forma basis as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.
     DEPRECIATION AND AMORTIZATION EXPENSE Depreciation and amortization expense increased 1737% to $40,000 vs. $2,000 for the three months ended September 30, 2006 and 2005, respectively, and decreased 53% to $154,000 vs. $331,000 for the nine months ended September 30, 2006 and 2005, respectively. The increase for the comparative three month periods reflects a depreciation reduction in the three months ended September 30, 2005. This decrease for the comparative nine month periods was due to assets acquired in prior years that were fully depreciated in 2005.
     INTEREST INCOME (EXPENSE). Interest income decreased 54% to $21,000 vs. $45,000 for the three months ended September 30, 2006 and 2005, respectively, and decreased 37% to $86,000 vs. $137,000 for the nine months ended September 30, 2006 and 2005, respectively, as a result of decreased cash balances invested in money market accounts. Interest expense remained the same at $2,000 and $4,000 for the three and nine months ended September 30, 2006 and 2005.
     LOSS FROM CONTINUING OPERATIONS. Losses from continuing operations decreased 9% to $936,000 vs. $1,031,000 for the three months ended September 30, 2006 and 2005, respectively, and increased 2% to $3,151,000 vs. 3,082,000 for the nine months ended September 30, 2006 and 2005, respectively. The change for the comparable periods was primarily due to increases or decreases in research and development expenses.
     LOSS FROM DISCONTINUED OPERATIONS. Losses from discontinued operations were $3,000 vs. $4,000 for the three months ended September 30, 2006 and 2005, respectively, and $28,000 vs. $18,000 for the nine months ended September 30, 2006 and 2005, respectively, which losses resulted from our 99% owned Bahamian subsidiary, Advance Viral Research Ltd. held for sale. During 2002, our Board of Directors approved a plan to sell Advance Viral Research Ltd.

     REVENUES. We had no revenues for the three and nine months ended September 30, 2006 nor for the three and nine months ended September 30, 2005.
LIQUIDITY
     We had current assets of $1,822,000 as of September 30, 2006 compared to $4,737,000 as of December 31, 2005. We had total assets of $2,091,000 at September 30, 2006 compared to $5,149,000 at December 31, 2005. The decrease in current and total assets was primarily attributable to the use of cash on hand to fund current operations. We had current liabilities of $270,000 as of September 30, 2006, compared to $325,000 as of December 31, 2005.
     During the nine months ended September 30, 2006 we used cash of $2,883,000 for operating activities, compared to $2,934,000 during the nine months ended September 30, 2005. During the nine months ended September 30, 2006, our expenses included:
•	$600,000 for payroll and related costs primarily for administrative staff, scientific personnel and executive officers;

•	$938,000 for expenditures for AVR118 research;

•	$435,000 for other professional and consulting fees;

•	$287,000 for insurance costs;

•	$283,000 for rent and utilities for our Yonkers facility; and

•	$96,000 in recruiting and public relations costs.
     During the nine months ended September 30, 2006, we used $10,000 for investment activities, compared to $188,000 during the nine months ended September 30, 2005 related to leasehold improvements, equipment purchases and incurred patent costs.
     $5,000 in funds were used by financing activities for the nine months ended September 30, 2006 for a potential investor’s due diligence review compared to $9,000 provided for the nine months ended September 30, 2005 relating to the exercise of outstanding stock options.
     We have no off-balance sheet transactions.
CAPITAL RESOURCES
     During 2004, we completed several equity transactions and issued convertible debt for which it received cash proceeds of approximately $13,208,000. During 2005 and the nine months ended September 30, 2006, we did not receive any proceeds from any debt or equity transactions.

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
OUTSTANDING SECURITIES
     Our ability to raise capital is severely limited by the number of shares we are currently authorized to issue. In addition to the 696,587,734 shares of our common stock outstanding as of November 13, 2006, we have approximately: (i) 113.2 million shares of common stock are issuable pursuant to outstanding stock options at exercise prices ranging from $0.052 to $0.36, of which options to purchase 108.1 million shares are currently exercisable; (ii) 68.0 million shares of common stock are issuable pursuant to outstanding warrants at prices ranging from $0.091 to $1.00, all of which warrants are currently exercisable. Accordingly, we only have the authority to issue an additional 122.2 million shares of common stock. To complete the full range of testing necessary to commercially offer AVR118, we will need substantially more capital than we can raise given the current number of authorized common shares. To increase the number of authorized shares of our common stock, we need to obtain stockholder approval. We are uncertain that we could obtain this approval.
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
     We currently do not have cash availability to meet our anticipated expenditures. We anticipate that we can continue operations through February 2007 with our current liquid assets, if no stock options or warrants are exercised, nor additional securities sold.
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
     We are currently seeking debt financing, licensing agreements, joint ventures and other sources of financing, but the likelihood of obtaining such financing on favorable terms is uncertain. As of November 13, 2006, we had one billion shares of common stock authorized to be issued, 696,587,734 of which are outstanding and an additional 181.2 million shares reserved for issuance upon the exercise of outstanding stock options and warrants. Accordingly, we only have the authority to issue an additional 122.2 million shares of common stock. To complete the full range of testing necessary to commercially offer AVR118, we will need substantially more capital than we can raise given the current number of authorized common shares. To increase the number of authorized shares of our common stock, we need to obtain stockholder approval. We are uncertain that we could obtain this approval. Management is not certain whether, at present, debt or equity financing will be readily obtainable or whether it will be on favorable terms. Because of the large uncertainties involved in the FDA approval process for commercial drug use on humans and our lack of access to capital, it is highly probable that we will never be able to sell AVR118 commercially.
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
ITEM 4. CONTROLS AND PROCEDURES
     As of September 30, 2006, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Acting Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2006 in providing reasonable assurances that material information required to be disclosed is included on a timely basis in the reports it files with the Securities and Exchange Commission. Furthermore, management noted that no changes occurred during the quarter ended September 30, 2006 that materially affected, or would be reasonably likely to materially affect, our internal controls over financial reporting.

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

ADVANCED VIRAL RESEARCH CORP.
Date: November 14, 2006	/s/ Stephen M. Elliston
Stephen M. Elliston President and
Chief Executive Officer

/s/ Martin Bookman
Martin Bookman, Acting Chief Financial Officer
(Principal Financial and Accounting Officer)