Form 10-K
period 2006-12-31
ADVANCED VIRAL RESEARCH CORP
filed 2007-03-12
CIK 786623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.00001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark if the registrant is a shell company, in Rule 12b(2) of the Exchange Act. Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of the close of business on June 30, 2006 was $41,795,264 based on the closing bid price of our common stock as reported by the OTCBB. For purposes of this calculation it is assumed that directors, executive officers and holders of more than 10% of our outstanding shares of Common Stock are affiliates. The number of shares outstanding of the registrant’s common stock (par value $0.00001) as of the close of business on March 8, 2007 was 696,587,734.
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
PART I
ITEM 1. BUSINESS
OVERVIEW
     We were incorporated in Delaware in July 1985 to engage in the development, production, marketing, promotion and sale of a pharmaceutical drug known by the trademark Reticulose®. Reticulose was the forerunner of our current drug, “AVR118.” AVR118 is a complex mixture of peptides, amino acids, nucleosides, nucleotides and nucleic acid bases. We currently believe it may be employed in the treatment of conditions such as:
•	systemic symptoms such as cachexia (body wasting), loss of appetite and lethargy experienced by patients with cancer, AIDS and other diseases;

•	wound healing;

•	as an anti-inflammatory; and

•	as a palliative agent to minimize certain toxicities associated with chemo or immunotherapies.
     Since our inception, we have been engaged primarily in research and development activities. We have never generated material operating revenue, and as of December 31, 2006, we had incurred a cumulative net loss of approximately $72,176,000. Our ability to generate operating revenue depends upon our success in gaining approval for the commercial use and distribution of AVR118 from the Food and Drug Administration (FDA).
     Our offices are located at 200 Corporate Boulevard South, Yonkers, New York 10701. Our telephone number in Yonkers, New York is (914) 376-7383. We have also established a website at http://www.adviral.com. Information contained on our website is not a part of this Annual Report on Form 10-K.
RESEARCH, DEVELOPMENT, CLINICAL TRIALS AND DRUG TESTING
     For the period from inception (February 20, 1984) through December 31, 2006 we expended $24,837,000 on testing and research and development activities either in our laboratories or pursuant to various testing agreements with both domestic and foreign companies.
Phase II Dermatological Study
     In January 2007 we began a Phase II study using a topically applied spray formulation of AVR118 as a wound healing agent. A report received from the University of Miami in August 2006 analyzing data from a limited animal study indicated that a topical application of AVR118 accelerates the rate at which wounds heal. Although preliminary, we believed that further study was merited, and accordingly we commenced the Phase II dermatological study.

Phase II Cancer Study
     In February 2005, we entered into an agreement with the Biomedical Research Alliance (BRANY), as agent for a network of hospitals, pursuant to which the hospitals would conduct a Phase II clinical study to evaluate the effect of a 4.0 ml dose of AVR118 administered to patients with systemic symptoms related to advanced cancer who are not receiving chemotherapy. We experienced difficulty accruing patients for the Phase II cancer study and in December 2005, amended the protocol to permit patients undergoing third-line chemotherapy treatment to become participants in the Phase II cancer study, in order to facilitate patient accrual. As of December 31, 2006, only eleven patients had been enrolled in the Phase II cancer study. The total cost incurred through December 31, 2006 relating to this Phase II cancer study is approximately $478,000.
     There has not been any activity in this study since the third quarter of 2006, when we commenced discussions with several teaching centers to expand the study to include patients in the earlier stages of disease to determine the efficacy of AVR118 on such patients. We believe transitioning the study to such centers would enable us to accelerate enrollment in an expanded program where higher patient accrual rates can be achieved.
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
PATENTS
     Patent protection and trade secret protection are important to our business and our future will depend, in part, on our ability to maintain trade secret protection, obtain patents and operate without infringing the proprietary rights of others both in the United States and abroad. To date, we have been issued or granted 14 U.S. patents, two Australian patents and one Canadian patent. In addition, we currently have five patent applications pending with the U.S. Patent and Trademark Office (“PTO”) and 16 foreign patent applications.
     As patent applications in the United States are maintained confidentially until published or patents issue and as publication of discoveries in the scientific or patent literature often lag behind the actual discoveries, we cannot be certain that we were the first to make the discoveries covered by each of our pending patent applications or that we were the first to file patent applications for such discoveries. Furthermore, the patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions, and, therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents or their enforceability cannot be predicted. We cannot be sure that any additional patents will issue from any of our patent applications or, should any patents issue, that we will be provided with adequate protection against potentially competitive products. Furthermore, we cannot be sure that any patents will be of commercial value to us, or that private parties, including competitors, will not successfully challenge our patents or circumvent our patent position in the United States or abroad.
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
MARKETING AND SALES
     To date, our efforts or the efforts of our representatives have produced no material benefits to us regarding our ability to have AVR118 sold commercially anywhere in the world, and we have received no information that would lead us to believe that we will be positioned to do so, due to, among other reasons, the lack of financial resources to complete the necessary clinical trials.
     Until AVR118 is registered and approved for sale in the United States or in another developed country we will not generate any sales of AVR118. For the years ended December 31, 2006, 2005 and 2004, we reported no commercial sales. AVR118 is not legally available for commercial sale anywhere in the world.
     We currently produce bulk clinical trial material of AVR118 in our facility in Yonkers, New York under current Good Manufacturing Practices (cGMP) as set forth by the FDA. The FDA has not approved AVR118 for distribution or sale in the United States, nor has it approved our Yonkers, New York facility.
COMPETITION
     The pharmaceutical drug industry is highly competitive and rapidly changing. If we successfully develop AVR118, it will compete with numerous existing therapies. In addition, many companies are pursuing novel drugs that target the same diseases we are targeting with AVR118. We believe that a number of drugs are currently under development and will become available in the future for the treatment of cachexia (body wasting) and other similar conditions associated with cancer, HIV, and other viruses, and wound healing. We anticipate that we will face intense and increasing competition as new products enter the market and advanced technologies become available. Our competitors’ products may be more effective, or more effectively marketed and sold, than AVR118. Competitive products may render AVR118 obsolete or noncompetitive before we can recover the expenses of developing and commercializing AVR118. Furthermore, the development of a cure or new treatment methods for the diseases we are targeting could render AVR118 noncompetitive, obsolete or uneconomical. Many of our competitors:
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
     In the area of wound healing, Johnson & Johnson has a marketed growth factor product with the name Regranex®, and Genentech, Inc. is performing a Phase II trial in diabetic wound healing, evaluating the protein growth factor vascular endothelial cell growth factor (“VEGF”). In addition, several large well-established and well-funded companies such as Smith and Nephew sell a broad range of wound care products, including topical anti-infectives and antibiotics, as well as some advanced wound technologies, such as skin substitutes, growth factors and sophisticated delayed release silver-based dressings. There are also a large number of prescription and over-the-counter products for the prevention and treatment of infections, including topical anti-infectives, such as Betadine, silver sulfadiazine, hydrogen peroxide, Dakin’s solution and hypochlorous acid, and topical antibiotics, such as Neosporine and Bacitracin. Currently, no single anti-infective product dominates the chronic or acute wound markets because many of the products have serious limitations or tend to inhibit the wound healing process.
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

EMPLOYEES
     As of the date of this report, we have seven employees. Of these employees, two are executive officers, one is in operations, two are responsible for research, quality assurance and quality control, and two are information systems or administrative employees. Additionally, we may hire, as and when needed, and as available, such technical support staff and consultants for specific projects on a contract basis.
AVAILABLE INFORMATION
     We file annual, quarterly and current reports and other information with the SEC. You may read and copy any reports, statements or other information we file at the SEC’s public reference room at 100 F Street, NE, Washington D.C., 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our filings are also available free of charge on our investor relations website under “SEC Filings” after we electronically file or furnish such materials to the SEC. Our filings are also available to the public from commercial document retrieval services and at the Web site maintained by the SEC at http://www.sec.gov. Our Web site address is http://www.adviral.com. The information on our Web site is not incorporated into this report.
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
     Our independent registered public accounting firm’s report on our consolidated financial statements for the fiscal year ended December 31, 2006 includes an explanatory paragraph regarding our ability to continue as a going concern. Note 2 to the consolidated financial statements states that conducting the clinical trials of AVR118 will require significant cash expenditures and we do not have the funds necessary to complete all phases of clinical trials of AVR118 nor do we currently have sufficient number of shares of capital stock authorized to sell securities to raise the capital to complete the trials required to continue or complete the development of AVR118, which raises substantial doubt about our ability to continue as a going concern.

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
     We have incurred substantial losses since our inception, and anticipate incurring substantial losses for the foreseeable future. We incurred net losses of $3,847,175, $5,200,171and $6,213,264 for the years ended December 31, 2006, 2005 and 2004, respectively. Our accumulated deficit was $72,175,652 as of December 31, 2006. We had stockholders’ equity of $1,193,940 at December 31, 2006.
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
     Since inception, our cash requirements have been met from the proceeds derived from the sale of our securities. Our ability to raise capital is severely limited by the number of shares of common stock we are currently authorized to issue, which is one billion shares. In addition to the 696,587,734 shares of our common stock outstanding as of March 8, 2007, we have reserved for issuance approximately 245 million shares reserved for issuance upon the conversion or exercise of currently outstanding convertible debentures, stock options and warrants. Accordingly, we only have the authority to issue an additional 58 million shares of common stock. To complete the full range of testing necessary to commercially offer AVR118, we will need substantially more capital than we can raise given the current number of authorized common shares. To increase the number of authorized shares of our common stock, we need to obtain stockholder approval to amend our certificate of incorporation to authorize additional securities beyond the current authorization of one billion shares of Common Stock. We have noticed and called a special meeting of stockholders to be held on March 21, 2007 in order to obtain this approval, however, we have no assurance that such amendment will be approved by our stockholders.
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

     Conducting the clinical trials of AVR118 will require significant cash expenditures and we do not have the funds necessary to complete all phases of clinical trials of AVR118 nor do we currently have sufficient number of shares of capital stock authorized to sell securities to raise the capital to complete the trials required for the development of AVR118. AVR118 may never be approved for commercial distribution by any country. Because our research and development expenses and clinical trial expenses will be charged against earnings for financial reporting purposes, we expect that losses from operations will continue to be incurred for the near future. We currently do not have sufficient funds to complete all phases of clinical trials of AVR118 which are required to permit the commercial sale of AVR118.
If we obtain additional capital to support our operations, such capital could be expensive or result in dilution to our security holders.
     In order to continue our operations, we will need to engage in further equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or other securities evidencing the right to acquire equity, our existing security holders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Due to restrictive covenants in our current financing documents and the seniority of the security interests granted to the financing investors, we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to our operations could be significantly limited.
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
RISKS SPECIFIC TO OUR SECURITIES
The market for our common stock is highly illiquid. Our stockholders may not be able to resell their shares at or above the purchase price paid by such stockholders, or at all.
     Our common stock is quoted on NASD’s Over-the-Counter Bulletin Board (or the OTC Bulletin Board). Securities quoted for trading on the OTC Bulletin Board are generally highly illiquid. There is a greater chance of market volatility for securities that trade on the OTC Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors including:
•	the absence of consistent administrative supervision of “bid” and “ask” quotations;

•	lower trading volume; and

•	market conditions.
     There is only sporadic trading in our common stock and our security holders may experience wide fluctuations in the market price of our securities. Such price and volume fluctuations that have particularly affected the trading prices of equity securities of many biotechnology companies. These price and volume fluctuations often have been unrelated to the operating performance of the affected companies. These fluctuations may have an extremely negative effect on the market price of our securities and may prevent a stockholder from obtaining a market price equal to the purchase price such stockholder paid when the stockholder attempts to sell our securities in the open market. In these situations, the stockholder may be required either to sell our securities at a market price which is lower than the purchase price the stockholder paid, or to hold our securities for a longer period of time than planned. An inactive market may also impair our ability to raise capital by selling shares of capital stock or to recruit and retain managers with equity-based incentive plans.
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
The exercise of our outstanding convertible securities or issuance of additional shares could have dilutive impact on our stockholders, and a significant negative impact on the market price of our common stock.
     We have approximately 245 million shares of common stock reserved for issuance upon the conversion of certain convertible debentures, and the exercise of certain other outstanding stock options and warrants. If all of our outstanding convertible securities were converted or exercised, we would receive proceeds of approximately $26.7 million, and we would have approximately 983 million shares of common stock outstanding. The sale or availability for sale of this number of shares of common stock in the public market could depress the market price of the common stock, and would have a dilutive impact on our stockholders. As a result, the market price of our common stock could decline. Additionally, the sale or availability for sale of this number of shares may lessen the likelihood that additional equity financing will be available to us, on favorable or unfavorable terms. Furthermore, the sale or availability for sale of this number of shares could limit the annual amount of net operating loss carryforwards that could be utilized.
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
COMMON STOCK
     The principal United States market in which our common stock is traded is the over-the-counter market electronic Bulletin Board under the symbol “ADVR.” The following table shows the range of reported low bid and high bid per share quotations for our common stock for each full quarterly period during the two recent years ended December 31, 2005 and 2006, and for 2007 to date. The high and low bid prices for the periods indicated reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High Bid	Low Bid
2005
First Quarter	$0.141	$0.105
Second Quarter	0.112	0.090
Third Quarter	0.122	0.090
Fourth Quarter	0.102	0.069
2006
First Quarter	0.088	0.051
Second Quarter	0.088	0.052
Third Quarter	0.074	0.054
Fourth Quarter	0.056	0.028
2007
First Quarter through March 8	0.036	0.030
STOCKHOLDERS
     The approximate number of holders of record of our common stock as of March 8, 2007 is 3,607 inclusive of those brokerage firms and/or clearing houses holding shares of common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

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
ISSUER PURCHASES OF EQUITY SECURITIES
     We did not repurchase any of our equity securities during the year ended December 31, 2006.
ITEM 6. SELECTED FINANCIAL DATA
     The following selected historical financial data as of and for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 have been derived from our audited consolidated financial statements. The selected consolidated financial data set forth below should be read along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this report.
Selected Statement of Operations Data

	YEAR ENDED DECEMBER 31,
	2006	2005	2004	2003	2002
Revenues	$0	$0	$0	$0	$0
Research and development expenses	1,640,842	1,761,915	1,768,984	1,350,318	4,439,592
General and administrative expenses	2,098,615	2,101,053	2,359,283	3,221,433	2,654,296
Loss from operations	(3,916,750)	(5,349,339)	(5,744,454)	(6,099,563)	(8,955,396)
Net loss	$(3,847,175)	$(5,200,171)	$(6,213,264)	$(7,816,811)	$(9,321,065)

Weighted average of shares outstanding	696,587,734	696,523,624	568,838,679	495,008,372	439,009,322
Selected Balance Sheet Data

	AS OF DECEMBER 31,
	2006	2005	2004	2003	2002
Total current assets	$1,102,283	$4,736,709	$8,718,045	$346,356	$1,597,650
Total assets	1,363,075	5,149,477	10,431,902	2,988,918	4,946,029
Total current liabilities	169,135	325,395	416,649	928,457	684,591
Total long-term debt	—	—	—	1,427,946	1,621,212
Total stockholders’ equity (deficiency)	1,193,940	4,824,082	10,015,253	352,515	1,756,326
Total liabilities and stockholders’ equity	$1,363,075	$5,149,477	$10,431,902	$2,988,918	$4,946,029

Shares outstanding at period end	696,587,734	696,587,734	696,487,734	544,591,722	455,523,990

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our results of operations and the financial condition should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.
OVERVIEW
     Since our incorporation in Delaware in July 1985, we have been engaged primarily in research and development activities. We have not generated operating revenues, and as of December 31, 2006 we had incurred an accumulated deficit of $72,176,000. Our ability to generate substantial operating revenue depends upon our success in gaining FDA approval for the commercial use and distribution of AVR118. Substantially all of our research and development efforts have been devoted to drug development.
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
January 2007 Private Placement
     On January 1, 2007, we entered into a securities purchase agreement with Cornell Capital Partners, L.P. (“Cornell”), to sell $1,500,000 principal amount of our 9% secured convertible debentures, due January 1, 2010 (the “Debentures”), along with warrants (“Warrants”) to purchase an aggregate of 48,076,923 shares of our common stock, which are exercisable through January 1, 2012 at an exercise price equal to $0.0312 or as may be adjusted from time to time pursuant to the terms thereof (the “Cornell Agreement”).
     The Debentures have a term of three years, accrue interest at 9% and are convertible into our common stock at a price per share equal to the lesser of (a) $0.0312 per share, or (b) an amount equal to 95% of the lowest volume weighted average price of our common stock for the 30 trading days immediately preceding the conversion date, as quoted by Bloomberg, LP. In accordance with the terms of our registration rights agreement with Cornell, we filed a registration statement covering the resale of up to 120,192,308 shares of our common stock issuable upon conversion of the Debentures and Warrants.
     Cornell acquired $1,000,000 principal amount of the Debentures upon the first closing under the Cornell Agreement on January 5, 2007, and the remaining $500,000 principal amount of the Debentures on February 16, 2007. In addition, Cornell has agreed to purchase up to an additional $750,000 of Debentures upon the satisfaction of certain conditions, including (i) our enrollment of the first patient in our Phase II dermatological study, (ii) the registration statement being declared effective by the SEC, and the execution of similar transaction documents on terms mutually agreed upon by the parties. Our obligations under the Cornell Agreement, the Debentures and the ancillary documents entered into in connection therewith are secured by a first priority security interest in all of our assets.
     For more information regarding this transaction, see “Liquidity and Capital Resources – Cornell Capital Partners, LP.”

Costs Relating to Research and Development Efforts
     The costs relating to our research and development efforts for the years 2000, 2001, 2002, 2003, 2004, 2005 and 2006 are presented below.

	Total
	2000-2003	2004	2005	2006	2000-2006
Cost Category	Costs	Costs	Costs	Costs	To Date
Hospital fees
Phase I (topical)	254,246	—	—	—	254,246
Phase I/II AIDS (Israel)	102,750	80,250	(12,500)	(30,000)	140,500
Phase I leukemia/lymphoma (Israel)	—	19,000	—	—	19,000
Phase I solid tumor (Israel)	—	8,000	—	—	8,000
Phase II cancer study (NY)	—	—	107,507	7,495	115,002
Phase 1 Diabetes	—	—	103,410	163,042	266,452
In vitro and Avian Flu				41,868	41,868
Anti — Inflammatory				7,542	7,542
Wound healing				35,487	35,487
Lab fees	62,229	80,970	(4,907)	—	138,292
Insurance cost	41,554	11,000	18,167	30,958	101,679
Total Clinical Fees	460,779	199,220	211,677	256,392	1,128,068

IND Preparation/Maintenance	103,713	182,496	—	—	286,209
CRO Clinical Trial Management
Phase I (topical)	47,527	—	—	—	47,527
Phase I/II AIDS (Israel)	1,727,175	(295,883)	16,627	—	1,447,919
Argentina Patient Experiences	253,168	—	—	—	253,168
Data Management & Study Reports	122,300	276,674	287,500	245,689	932,163
Clinical & Regulatory Consulting	1,357,430	288,109	471,134	267,582	2,384,255

Total Clinical/ Regulatory Operations	3,611,313	451,396	775,261	513,271	5,351,241

General lab supplies	1,030,006	17,289	56,622	70,130	1,174,047
Toxicology	197,135	—	—	—	197,135
Contracted R&D	617,368	—	—	—	617,368
Validation	705,249	—	—	—	705,249
Drug Preparation and Support	1,982,421	—	—	—	1,982,421
Salary & Facility Allocations	5,493,193	1,099,225	718,355	801,049	8,111,822
R&D Travel Expenses	35,866	1,854	—	—	37,720

Total Preclinical Research & Development	10,061,238	1,118,368	774,977	871,179	12,825,762

Total Research & Development	14,133,330	1,768,984	1,761,915	1,640,842	19,305,071

     During 2002, the Board of Directors approved a plan to sell Advance Viral Research Ltd. (LTD), our Bahamian subsidiary. The decision was based upon the completion of construction on our facility in Yonkers, New York capable of providing all functions previously provided by the Freeport, Bahamas plant. The assets of LTD have been classified on our Balance Sheet as of December 31, 2006 and 2005 as Assets held for Sale. LTD had no liabilities as of December 31, 2006 except inter-company payables which have been eliminated in consolidation. The operations for LTD have been classified in the Consolidated Statements of Operations for the years ended December 31, 2006 and 2005 as Loss from Discontinued Operations and for the year ended December 31, 2004 as Income from Discontinued Operations.
Going Concern
     The independent registered public accounting firm’s report on our consolidated financial statements for the fiscal year ended December 31, 2006 includes an explanatory paragraph regarding our ability to continue as a going concern. Note 2 to the consolidated financial statements states that our cash position is inadequate to pay all the costs associated with the full range of testing and clinical trials of AVR118 required by the FDA for commercial approval, and, unless and until AVR118 is approved for sale in the United States or another industrially developed country, we will be dependent upon the continued sale of our securities, debt or equity financing for funds to meet our cash requirements, which raises substantial doubt about our ability to continue as a going concern. Further, the independent registered public accounting firm’s report states that the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. No assurance can be given that debt or equity financing will be available or that additional securities will be authorized beyond the current authorization of one billion shares of our common stock.
RESULTS OF OPERATIONS
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     Revenues. We generated no sales revenue for the year ended 2006 or 2005.
     Research and Development Expense. Research and development expense decreased to $1,641,000 in 2006 compared to $1,762,000 in 2005. During 2006 payroll and related expenses, clinical trial and consulting fees were lower compared to 2005 as follows:
•	Payroll and related expenses relating to research and development decreased to $427,000 for the year ended 2006 vs. $513,000 for 2005. This reduction reflects the elimination of salary expenses associated with Dr. Elma Hawkins, our former President and Chief Executive Officer who resigned from the Company in February 2006. Elma Hawkins was replaced by Stephen Elliston in May 2006 at significantly lower annual compensation. For the year ended 2006, 54% of salaries and benefits were allocated to research and development, compared to 48% in 2005.

•	Consulting fees decreased to $692,000 for the year ended 2006 vs. $784,000 for 2005. The 12% decease in 2006 from 2005 was primarily attributable to decreased payments made to MediVector ($448,000 in 2006 vs. $714,000 in 2005), offset by payments to Elma Hawkins under her consulting agreement of $153,000 in 2006 for biopharmaceutical consulting services in connection with our ongoing studies.

•	Clinical trial costs increased to $256,000 for the year ended 2006 vs. $211,000 for 2005. The 21% increase was attributable to cancer, diabetes, wound healing and anti-inflammatory studies.
     General and Administrative Expenses. General and administrative expenses remained substantially the same at $2,099,000 in 2006 compared to $2,101,000 in 2005. The change in 2006 was primarily attributable to decreased payroll expenses, insurance costs and computer costs, offset by the compensation and other expense for options and warrants, as follows:
•	Payroll and related expenses decreased to $368,000 for the year ended 2006 vs. $566,000 for the year ended 2005 primarily due to the resignation of Dr. Hawkins in February 2006 and the appointment of Stephen Elliston as the President and CEO at lower annual compensation. This compares to 2005 which included a higher salary and a significant bonus for Elma Hawkins. In addition, for the year ended 2006, 46% of salaries and benefits were allocated to general and administrative expense, compared to 52% in 2005 due to additional concentration of research and development on ongoing clinical trails.

•	Benefit and insurance costs decreased to $380,000 in 2006 vs. $435,000 in 2005. The decrease in 2006 was primarily attributable to decreased director and officer insurance costs in 2006 of $255,000 vs. $288,000 in 2005, with additional savings in medical and general liability insurance.

•	Compensation expense and other expenses for options and warrants increased 100% to $217,000 in 2006 from $0 in 2005. The compensation expense for 2006 was attributable to the implementation of FAS 123, which requires the recognition of the fair value of options granted to employees previously recognized as a pro-forma adjustment. Starting in 2006 these expenses for vested stock options granted prior to 2006 are reflected as an expense.
     Depreciation and Amortization Expense. Depreciation and amortization expense decreased 56% to $177,000 in 2006 from $405,000 in 2005 due to a majority of our assets reaching their useful lives.
     Asset Impairment Charges. In 2005 we recognized an asset impairment charge relating to patents of $1,081,000 relating to previously capitalized patent costs.
     Interest Income. Interest income decreased 43% to $99,000 in 2006 from $175,000 in 2005. The decrease in interest income resulted from our decreased cash balances invested in money market and overnight banking obligations.
     Loss from Continuing Operations. Losses from continuing operations decreased 26% to $3,824,000 in 2006 from $5,181,000 in 2005. The decrease from 2006 to 2005 resulted primarily from reductions in research and development, general and administrative and depreciation expenses in 2006 compared to 2005.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Revenues. We generated no sales revenue for the year ended 2005 or 2004.
     Research And Development Expense. Research and development expense remained essentially unchanged at $1,761,000 in 2005 compared to $1,769,000 in 2004. During 2005 payroll and related expenses related to research and development were lower compared to 2004 but these decreases were substantially offset by increased clinical trial and consulting fees, as follows:
•	Payroll and related expenses relating to research and development decreased to $513,000 for the year ended 2005 vs. $912,000 for 2004. This reduction reflects the elimination of salary expense associated with Dr. Shalom Hirschman, who left the Company at the end of 2004, and a reduced year-end bonus for 2005 to our former President and Chief Executive Officer, Dr. Elma Hawkins. For the year ended 2005, 48% of salaries and benefits were allocated to research and development, compared to 56% in 2004.

•	Consulting fees increased to $1,006,000 for the year ended 2005 vs. $862,000 for 2004. The 17% increase in 2005 from 2004 was primarily attributable to increased payments made to MediVector ($714,000 in 2005 vs. $595,000 in 2004) for biopharmaceutical consulting services in connection with our ongoing studies.

•	Laboratory supplies expense increased to $57,000 in 2005 vs. $17,000 in 2004.
     General and Administrative Expenses. General and administrative expenses decreased 11% to $2,101,000 in 2005 from $2,359,000 in 2004. The decrease in 2005 was primarily attributable to decreased payroll expenses, decreased insurance costs and computer costs.
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

•	Benefit and insurance costs decreased to $435,000 in 2005 vs. $486,000 in 2004. The decrease in 2005 was primarily attributable to decreased D&O insurance costs in 2005 of $288,000 vs. $312,000 in 2004, with additional savings in medical and general liability insurance.

•	Computer costs decreased to $32,000 in 2005 vs. $57,000 in 2004 primarily attributable to the decreases in computer leasing and maintenance costs.
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

LIQUIDITY AND CAPITAL RESOURCES
     Our cash requirements to date have been satisfied by the sale of our securities. We have no other access to capital and our ability to raise additional capital is severely limited by the number of shares of common stock available for issuance.
Years Ended December 31, 2006 and 2005
     As of December 31, 2006, we had current assets of $1,102,000 compared to $4,737,000 at December 31, 2005. We had total assets of $1,363,000 and $5,150,000 at December 31, 2006 and 2005, respectively. Current assets decreased by $3,635,000 due to a decrease in cash and cash equivalents used in operations. Total assets decreased due to a decrease in cash and cash equivalents and by depreciation of fixed assets
     During 2006, we used cash of $3,555,000 for operating activities, as compared to $3,794,000 in 2005. During 2006, we incurred expenses of:
•	$1,045,000 in expenditures on AVR118 research and clinical testing;

•	$795,000 for payroll and related costs primarily for administrative staff, scientific personnel and executive officers;

•	$380,000 for insurance and $563,000 for consulting and other professional fees;

•	$382,000 for rent and utilities for our Yonkers facility; and

•	$97,000 in public relations and recruiting fees.
     During 2006, funds used for investment activities were $19,000 compared to $200,000 in 2005, which decrease resulted primarily from capitalized patent costs of $0 in 2006 vs. $152,000 in 2005, and $19,000 incurred in 2006 for the acquisition of property plant and equipment compared to $48,000 in 2005.
     During 2006, funds used by financing activities were $0. During 2005, funds provided by financing activities were $9,000 representing proceeds received from the exercise of stock options.
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
     During 2005, we used cash of $3,794,000 for operating activities, as compared to $4,429,000 in 2004. During 2005, we incurred expenses of:
•	$1,069,000 in expenditures on AVR118 research and clinical testing;

•	$1,080,000 for payroll and related costs primarily for administrative staff, scientific personnel and executive officers;

•	$434,000 for insurance and $404,000 for consulting and other professional fees;

•	$409,000 for rent and utilities for our Yonkers facility; and

•	$114,000 in public relations and recruiting fees.
     During 2005, funds used for investment activities were $200,000 compared to $153,000 in 2004, which increase resulted primarily from capitalized patent costs of $152,000 in 2005 vs. $135,000 in 2004, and $48,000 incurred in 2005 for the acquisition of property plant and equipment compared to $18,000 in 2004.
     During 2005, funds provided by financing activities were $9,000 representing proceeds received from the exercise of stock options, compared to $12,912,000 in funds provided by financing activities in 2004 resulting primarily from $12,928,000 in proceeds from the sale of our securities, offset by the $16,000 repayment of a grant.
Cornell Capital Partners, LP
     On January 1, 2007, we entered into a securities purchase agreement with Cornell Capital Partners, L.P. (“Cornell”), to sell $1,500,000 principal amount of our 9% secured convertible debentures, due January 1, 2010 (the “Debentures”), along with warrants (“Warrants”) to purchase an aggregate of 48,076,923 shares of our common stock, which are exercisable through January 1, 2012 at an exercise price equal to $0.0312 or as may be adjusted from time to time pursuant to the terms thereof (the “Cornell Agreement”).
     The Debentures have a term of three years, accrue interest at 9% and are convertible into our common stock at a price per share equal to the lesser of (a) $0.0312 per share, or (b) an amount equal to 95% of the lowest volume weighted average price of our common stock for the 30 trading days immediately preceding the conversion date, as quoted by Bloomberg, LP. In accordance with the terms of our registration rights agreement with Cornell, we filed an initial registration statement covering the resale of up to 120,192,308 shares of our common stock issuable upon conversion of the Debentures and Warrants on February 12, 2007.
     Cornell acquired $1,000,000 principal amount of the Debentures upon the first closing under the Cornell Agreement on January 5, 2007, and the remaining $500,000 principal amount of the Debentures on February 16, 2007. In addition, Cornell has agreed to purchase up to an additional $750,000 of Debentures upon the satisfaction of certain conditions, including (i) our enrollment of the first patient in our Phase II dermatological study, (ii) the registration statement being declared effective by the SEC, and the execution of similar transaction documents on terms mutually agreed upon by the parties.
     Pursuant to the Cornell Agreement, we are obligated to pay Yorkville Advisors LLC, the general partner of Cornell, cash compensation equal to 10% of the gross proceeds of the Debentures purchased by Cornell as well as a $20,000 structuring fee and a $10,000 due diligence fee. In connection with the first closing of $1,000,000 principal amount of Debentures, we paid $125,000 to Yorkville ($5,000 of the due diligence fee was previously paid), and received net proceeds of $875,000 on January 5, 2007. In connection with the second closing of $500,000 principal amount of Debentures, we paid an additional $50,000 to Yorkville, and received net proceeds of $450,000 on February 16, 2007.
     Our obligations under the Cornell Agreement, the Debentures and the ancillary documents entered into in connection therewith are secured by a first priority security interest in all of our assets. This security interest expires upon the earlier to occur of (i) $500,000 or less principal amount of the Debentures remains outstanding; (ii) we receive $3,000,000 of capital, in any form other than through the issuance of free-trading shares of common stock, from sources other than Cornell, which is utilized to either repay the Debentures in full, or reduce the outstanding principal amount of the Debentures to $500,000; or (iii) the satisfaction of the

Company’s obligations under the agreement, the Debentures and the ancillary documents entered into in connection therewith.
     Under the terms of the Debentures and Warrants, Cornell may not convert the Debentures or exercise the Warrants if following such conversion or exercise Cornell, together with its affiliates, would beneficially own more than 4.99% of our then outstanding shares of common stock (not counting the shares issuable upon conversion of the Debentures and Warrants remaining to be converted or exercised). Subject to certain exceptions, at our option, we may redeem a portion or the entire outstanding debenture at a price equal to 115% of the amount redeemed plus accrued interest.
     We are obligated to file a registration statement registering the resale of all shares of common stock that may be issued to Cornell upon the conversion of the Debentures or exercise of the Warrants. Such registration statement was filed on February 12, 2007. The registration rights granted are subject to customary exceptions and qualifications and compliance with certain registration procedures. We are required to pay to Cornell liquidated damages of 2% of the aggregate purchase price of the liquidated value of the Debentures for each 30-day period if any of the following events occurs and during the period such event is continuing: (i) we fail to file with the Securities and Exchange Commission the registration statement on or before the 60th day after January 1, 2007; (ii) the registration statement is not declared effective by the Securities and Exchange Commission on or before May 1, 2007; or (iii) after the effective date of the registration, sales cannot be made pursuant to the registration statement (whether because of a failure to keep the registration statement effective, failure to disclose such information as is necessary for sales to be made pursuant to the registration statement, failure to register sufficient shares of common stock or otherwise). Such payments must be made within three business days of such failure and every 30-day period thereafter until such failure is cured. Any liquidated damages begin accruing on the date of any such failure.
Dicke Investment
     On February 5, 2004, in connection with a private offering transaction pursuant to Section 4(2) of the Securities Act, we entered into an agreement with James Dicke II and his son James Dicke III, whereby we agreed to sell an aggregate of 120 million shares of our common stock and warrants to purchase 15 million shares of our common stock for an aggregate purchase price of $12 million. Pursuant to the agreement, the funding took place in four equal stages of $3 million each, once every 90 days on February 5, May 5, August 4 and November 3, 2004. There were no conditions precedent to the investors’ obligation to close other than the accuracy of our representations and warrants and our compliance with the agreement. The warrants have an exercise price of $0.20 per share and are exercisable at any time through February 2, 2007. The warrants expired, unexercised. In addition, we granted demand and piggyback registration rights to the investors for the shares issued or issuable in connection with the transaction. James F. Dicke II is the Chairman and CEO of Crown Equipment Corporation and a former member of our Board of Directors.
OFF-BALANCE SHEET ARRANGEMENTS
     We do not have any off-balance sheet transactions, arrangements or obligations (including contingent obligations) that would have a material effect on our financial results.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
     The following table sets forth a summary of our contractual obligations as of December 31, 2006:
Total Contractual Obligations Table

		Payments Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations	$0	$0	$1,500,000	$0	$0
Capital lease obligations	$0	$0	$0	$0	$0
Notes payable	$0	$0	$0	$0	$0
Operating lease obligations	$377,400	$283,050	$94,350	$0	$0
Employment agreement (CEO)	$100,962	$100,962	$0	$0	$0
Purchase obligations (1)	$0	$0	$0	$0	$0
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	$0	$0	$0	$0	$0

Total	$1,978,362	$384,012	$1,594,350	$0	$0

(1)	Does not include research and development agreements pursuant to which fees are incurred as services are requested.
OUTSTANDING SECURITIES; AUTHORIZED CAPITAL STOCK
     We have been and continue to be dependent upon the proceeds from the continued sale of securities for the funds required to continue operations and to fund further research and development activities. Our ability to raise capital is severely limited by the number of shares of common stock we are currently authorized to issue, which is one billion shares.
     In addition to the 696,587,734 shares of our common stock outstanding as of March 8, 2007, we have reserved for issuance approximately 245 million shares reserved for issuance upon the conversion or exercise of currently outstanding convertible debentures, stock options and warrants. Accordingly, we only have the authority to issue an additional 58 million shares of common stock. To complete the full range of testing necessary to commercially offer AVR118, we will need substantially more capital than we can raise given the current number of authorized common shares. To increase the number of authorized shares of our common stock, we need to obtain stockholder approval to amend our certificate of incorporation to authorize additional securities beyond the current authorization of one billion shares of Common Stock. We have noticed and called a special meeting of stockholders to be held on March 21, 2007 in order to obtain this approval, however, we have no assurance that such amendment will be approved by our stockholders.
     If all of the foregoing securities were fully issued, exercised and/or converted, as the case may be, we would receive proceeds of approximately $26.7 million, and we would have approximately 983 million shares of common stock outstanding. The sale or availability for sale of this number of shares of common stock in the public market could depress the market price of the common stock. Additionally, the sale or availability for sale of this number of shares may lessen the likelihood that additional equity financing will be available to us, on favorable or unfavorable terms. Furthermore, the sale or availability for sale of this number of shares could limit the annual amount of net operating loss carryforwards that could be utilized.
PROJECTED EXPENSES
     The independent registered public accounting firm’s report on our consolidated financial statements for the fiscal year ended December 31, 2006 includes an explanatory paragraph regarding our ability to continue as a going concern. Note 2 to the consolidated financial statements states that our cash position is inadequate to pay all the costs associated with the full range of testing and clinical trials of AVR118 required by the FDA for commercial approval, and, unless and until AVR118 is approved for sale in the United States or another industrially developed country, we will be dependent upon the continued sale of our securities, debt or equity financing for funds to meet our cash requirements, which raises substantial doubt about our ability to continue as a going concern. Further, the independent registered public accounting firm’s report states that the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     During the next 12 months, we expect to incur significant expenditures relating to operating expenses and expenses relating to regulatory filings and clinical trials for AVR118. We currently do not have cash availability to meet our anticipated expenditures. We anticipate that we can continue operations through September 2007 with our current liquid assets, if no stock options or warrants are exercised, nor additional securities sold.
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
     We are currently seeking debt financing, licensing agreements, joint ventures and other sources of financing, but the likelihood of obtaining such financing on favorable terms is uncertain. To complete the full range of testing necessary to commercially offer AVR118, we will need substantially more capital than we can raise given the current number of authorized common shares and we will need to obtain stockholder approval to increase the number of authorized shares of our common stock as discussed above under “Outstanding Securities”. Management is not certain whether, at present, debt or equity financing will be readily obtainable or whether it will be on favorable terms. Because of the large uncertainties involved in the FDA approval process for commercial drug use on humans and our lack of access to capital, it is highly probable that we will never be able to sell AVR118 commercially.
CRITICAL ACCOUNTING POLICIES
     Recent Accounting Pronouncements. In September 2006, the SEC issued Staff Accounting Bulleting (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that have been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. We have reviewed, and implemented, the provisions of SAB No. 108 as of December 31, 2006, and have determined that it did not have a material impact on our financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. Management believes the adoption of this pronouncement will not have a material impact on our consolidated financial statements.
     In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the statement of financial condition; and provides transition and interim-period guidance, among other provisions. The provisions of FIN 48 are effective as of the beginning of our first fiscal year that begins after December 15, 2006. Management is currently evaluating the impact of the adoption of this pronouncement; however, it is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.
     In March 2006, the FASB issued FASB Staff Position No. FAS 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (“FAS 156”). FAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value and requires additional disclosures and separate presentation in the statement of financial position of the carrying amounts of servicing assets and servicing liabilities that an entity elects to subsequently measure at fair value to address concerns about comparability that may result from the use of elective measurement methods. The provisions of this FASB Staff Position are effective as of the beginning of our first fiscal year that begins after September 15, 2006. Management believes the adoption of this pronouncement will not have a material impact on our consolidated financial statements.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, and eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity (SPE) may hold. The statement is effective for fiscal years beginning after September 15, 2006. We do not believe this standard will have a material effect on our financial position or results of operations.
     In May 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3” SFAS 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 carries forward without change the guidance contained in Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material impact on our financial condition, results of operations, or liquidity.
     In March 2005, the FASB issued Interpretation No. 47 (“FIN 47), “Accounting for Conditional Asset Retirement Obligations”, an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The interpretation clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation is no later than the end of fiscal years ending after December 15, 2005. The adoption of this standard did not have a material impact on our financial position, cash flows and results of operations.

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” The statement eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in financial statements related to the issuance of equity awards to employees. The statement also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and generally requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. The Company adopted SFAS No. 123R effective January 1, 2006, using a modified version of prospective application in accordance with the statement. This application requires the Company to record compensation expense for all awards granted to employees and directors after the adoption date and for the unvested portion of awards that are outstanding at the date of adoption.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The adoption of this standard did not have a material effect on our consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our investments consist primarily of short-term money market investments that earn interest at a fixed rate. All of our cash equivalents at December 31, 2006 have maturity dates of less than 90 days. We do not believe our exposure to interest rate risk to be material given the short-term nature of our investment portfolio.
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
ITEM 9B. OTHER INFORMATION
     None
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE
DIRECTORS AND EXECUTIVE OFFICERS
     The following table sets forth certain information concerning our directors and executive officers as of February 12, 2007:

Name	Age	Position
Stephen M. Elliston	56	President and Chief Executive Officer, Director
Eli Wilner (1)	51	Chairman of the Board
Angelo S. Botter (2)	60	Director
Roy S. Walzer (1) (2)	59	Director
Martin Bookman	63	Acting Chief Financial Officer, Secretary

(1)	Member of our compensation committee. Mr. Wilner is the chairman of the committee.

(2)	Member of our audit committee. Mr. Walzer is the chairman of the committee.
     The following is certain summary information with respect to our directors and executive officers. There are no family relationships between or among the directors and executive officers. None of our directors or executive officers is a director of any other company that files reports with the SEC. None of our directors have been involved in any bankruptcy or criminal proceeding (excluding traffic or other minor offenses), nor has any director been enjoined from engaging in any business.
     Stephen M. Elliston has been our President, Chief Executive Officer and a member of our board of directors since May 2006. From 2003 until May 15, 2006, Mr. Elliston’s company, The Elliston Group, Inc., a North Carolina corporation of which he is the President and sole stockholder, provided consulting services to pharmaceutical/biotechnology startup companies or organizations, including the Baylor Institute for Immunological Research and the McGill Cancer Center. From 2001 to 2003, Mr. Elliston was the Vice President Business Development and Managing Director of Europe for Argos Therapeutics, Inc. (formerly known as Merix Bioscience, Inc.), a biopharmaceutical company which develops dendritic cell-based vaccines used in the areas of oncology, infectious diseases, autoimmune disorders and transplantation.
     Eli Wilner, the Chairman of the board of directors, has been a director since December 2001, Chairman of the Board since May 2002, President and Chief Executive Officer from August 2003 to February 2004 and from February 2006 to May 2006 and Secretary from August 2003 through June 2006. He is the founder and CEO of Eli Wilner & Company, a New York City art gallery established in 1983, and is also a leading frame dealer, restorer, collector and published author. Mr. Wilner was a Bryant Fellows Member of the Metropolitan Museum of Art in New York City from 1990 to 2000 and since 1990 has been a member of the Forum and Director’s Circle of the National Museum of American Art in Washington, D.C.
     Angelo S. Botter has been a director since May 2006. Mr. Botter was Senior Executive Director, Pharmaceutical Division of Abbott Laboratories, Canada from March 1994 until March 2005. During his tenure with Abbott, Mr. Botter assisted with the launch of several products in the HIV, anti-infective, gastroenterology, cancer therapy, immunology and cardiovascular fields.
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
CORPORATE GOVERNANCE
Board Composition
     Our certificate of incorporation and bylaws provide that the authorized number of directors may be increased or decreased by action of the stockholders or of the board of directors. Directors are elected at annual meetings of stockholders and hold office until the next succeeding annual meeting and the election and qualification of their respective successors. Our bylaws permit the board of directors to fill any vacancy and such director may serve until the next annual meeting of stockholders and the due election and qualification of his successor. We have not had an annual meeting of stockholders since 1987.
Director Independence
     Our board of directors has reviewed the materiality of any relationship that each of our directors has with Advanced Viral, either directly or indirectly. Based on this review, the board has determined that the following directors are “independent directors” as defined under the rules promulgated by the SEC: Messrs. Botter, Wilner, and Walzer.
Director Compensation Policy
     We do not currently pay directors for their attendance at meetings of the board of directors or committee meetings. Directors are reimbursed for their out-of-pocket expenses incurred in connection with their attendance at meetings and have, in the past, been granted stock options for their service on the Board and its committees.

Committees of the Board of Directors
     Our board of directors has an audit committee and a compensation committee, each of which has the composition and responsibilities described below.
     Audit Committee. Our audit committee is composed of Messrs. Botter and Walzer (chairman). All members of the audit committee satisfy the current independence standards promulgated by the SEC, as such standards apply specifically to members of audit committees. Our audit committee is responsible for selecting our independent auditors, reviewing our accounting policies, financial procedures and internal controls, the engagement of independent auditors and the general scope of the annual audit and any other services that the auditors may be asked to perform, and review with the auditors their report on our financial statements following the completion of each audit. In addition, the Board of Directors has determined that Mr. Walzer possesses the level of financial literacy required by applicable laws and regulations and that Mr. Walzer is an “audit committee financial expert” within the meaning of the regulations promulgated by the SEC.
     Compensation Committee. Our compensation committee is composed of Messrs. Wilner (chairman) and Walzer. All members of the compensation committee qualify as independent under the current definition in the rules promulgated by the SEC. Our compensation committee is responsible for reviewing the compensation arrangements in effect for our executive officers and directors.
     Nominations for the Election of Directors. Currently we do not have a nominating committee. Instead, nominations for the election of directors have been handled by the full board of directors, which permits all directors to participate in the process. Due to the small size of the Company and our board of directors, we believe that this is appropriate. In identifying and evaluating candidates to be nominated as directors, the board seeks individuals with stated relevant experience that can add to the ability of the board to fulfill its fiduciary obligations and its stated business goals. Director candidates must also have high personal and professional ethics, integrity and values. Additionally, director nominees must have sufficient time to devote to our affairs. As a small company, we have generally used an informal process to identify and evaluate director candidates. We have encouraged both independent directors and directors that are not independent to identify nominees for the board of directors. We have not paid any third party a fee to assist in the nomination process or to identify or evaluate candidates. We will consider candidates that are nominated by its stockholders. The name, together with the business experience and other relevant background information of a candidate, should be sent to our Chief Executive Officer who will then forward such information to our directors for their review and consideration. The process for determining whether to nominate a director candidate put forth by a stockholder is the same as that used for reviewing candidates submitted by directors. Other than candidates submitted by our directors and executive officers, we have never received a proposed candidate for nomination from any security holder that beneficially owned more than 5% of our voting common stock.
Compensation Committee Interlocks and Insider Participation
     Our compensation committee is composed of Messrs. Walzer and Wilner. No member of our compensation committee has at any time been an employee of ours. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.
Codes of Conduct and Ethics
     Our board of directors has adopted a code of business conduct and ethics applicable to our directors, officers and employees, in accordance with applicable federal securities laws.

Stockholder Communications
     Stockholders may communicate with our board of directors or one or more directors by sending a letter addressed to our board or to any one or more directors in care of our Corporate Secretary, Advanced Viral Research Corp., 200 Corporate Boulevard South, Yonkers, New York 10701, in an envelope clearly marked “Stockholder Communication.” Our Corporate Secretary will forward such correspondence unopened to the members of our audit committee or another independent director as the board of directors may specify from time to time, unless the envelope specifies that it should be delivered to another director. If multiple communications are received on a similar topic, our Corporate Secretary may, in his or her discretion, forward only representative correspondence.
ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Compensation Philosophy and Objectives
     While our primary objective with respect to executive compensation is to attract, retain, and motivate the best possible executive talent, we have been materially limited in our ability to attract executive talent given our severely limited resources. While we have, in the past, granted stock options as a means to attract and provide equity incentives to executives, no options have been granted since January 2005 because we do not have sufficient authorized but unissued shares to do so. Our Chief Executive Officer and President, Stephen Elliston was hired in May 2006 under a one year employment agreement and our Acting Chief Financial Officer, Martin Bookman has been serving us in this capacity since April 2004 with no written employment agreement. If funds become available, of which there is no assurance, we may expand our executive management team to include a scientific officer and business development officer.
     In connection with setting Mr. Elliston’s and Mr. Bookman’s compensation, we were primarily driven by what we could afford to pay but we did, to a very limited extent, review summaries of publicly available compensation data for small companies in the biopharmaceutical industry. We were limited, however, in what we could afford to pay given our extremely low cash reserves and our desire to preserve as much cash as possible for clinical trial expenditures. Although we considered it, due to our limited resources, we did not and do not intend to engage consultants to help us analyze this data or to compare our executive compensation levels with the practices of the companies represented in the compensation data we reviewed.
     The factors we considered in determining the compensation levels of Messrs. Elliston and Bookman included (i) their respective background and circumstances, including training and prior relevant work experience; and (ii) their respective roles with us and responsibility level.
     Our compensation committee annually reviews the compensation of our current management and sets performance goals for management. In connection with its annual review of compensation, our compensation committee receives information regarding corporate goals which information is initially proposed by management, but no goals are established unless approved by our board of directors. We generally target the achievement of specific research, clinical, regulatory, and operational milestones as goals. Our compensation committee may award annual salary increases, annual bonuses, and annual equity incentives based on the achievement of performance goals.
Compensation Components
     The components of our compensation packages to our executive team are as follows:

     Base Salary. Base salaries for our executives are established based on (i) the scope of their responsibilities and their prior relevant background, training, and experience, taking into account competitive market compensation paid by the companies represented in the compensation data we review for similar positions and (ii) the overall market demand for such executives at the time of hire, balanced against what we can afford to pay. An executive’s base salary is also evaluated together with other components of the executive’s other compensation to ensure that the executive’s total compensation is in line with our overall compensation philosophy. Base salaries are reviewed annually and increased for merit reasons, based on the executive’s success in meeting or exceeding established goals. Although we have never done so, our compensation committee also may increase salaries if necessary to meet market levels for the same position, if we identify significant market changes. Additionally, we have in the past and will continue to do so in the future, adjust base salaries as warranted throughout the year for promotions or other changes in the scope or breadth of an executive’s role or responsibilities.
     Annual Bonus. Our compensation program includes eligibility for an annual performance-based cash bonus in the case of all executives and certain other employees. The amount of the cash bonus depends on the level of achievement of the stated performance goals, with a target bonus generally set as a percentage of base salary. As provided in his employment agreement, Mr. Elliston, our Chief Executive Officer is eligible for an annual performance-based bonus, the amount of which, if any, is determined by the board of directors or the compensation committee in their sole discretion.
     Stock option awards/equity incentives. We have never had a stock incentive program approved by our stockholders. Our Board of Directors has recommended that our stockholders approve a stock incentive program at our Special Stockholders Meeting called for March 21, 2007. We have, in the past, granted stock options to executives as well as to members of the board. No stock options have been granted since January 2005 because we lack sufficient authorized but unissued shares to do so. At our special stockholders meeting called for March 21, 2007, we are asking our stockholders to consider an amendment to our certificate of incorporation which has the effect of increasing our authorized shares to two billion shares. If our stockholders approve this amendment, we may grant stock options or other equity incentives to our executives, other employees and directors. Our compensation committee believes that equity incentives provide a strong link to long-term corporate performance and the creation of stockholder value.
     Other Compensation. We maintain benefits that are provided to all employees, including health insurance, disability insurance, dental insurance, and a 401(k) plan. In particular circumstances, we have , in the past, utilized cash signing bonuses when certain executives joined us. Whether a signing bonus is paid and the amount thereof is determined on a case-by-case basis under the specific hiring circumstances. We also reimburse our Chief Executive Officer for commuting costs for travel from his residence in North Carolina to our offices in Yonkers, New York. Our board of directors and compensation committee believe that these payments facilitate the Chief Executive Officer’s travel between North Carolina and New York, where our Chief Executive Officer is required to conduct significant business activities on behalf of the company.
Termination Based Compensation
     Under his employment agreement, upon termination of his employment for reasons other than cause, disability or death, Mr. Elliston is entitled to his base salary for the remainder of the term, payable in accordance with our normal payroll practices, and all applicable reimbursements due. In setting the term of this severance arrangement, the compensation committee recognized that executives, especially highly ranked executives, often face challenges securing new employment following termination. We believe that Mr. Elliston’s severance package is generally in line with severance packages offered to chief executive officers of the companies of similar size to us represented in the summary compensation data we reviewed.

SUMMARY COMPENSATION TABLE
     The following table sets forth information regarding the compensation paid, distributed, or accrued for services rendered by our principal executive officer, our principal financial officer and our other executive officers whose total salary and bonus exceeded $100,000 (collectively, the “Named Executives “) for services rendered in all capacities to us during the years indicated.

							Change in
							Pension Value
							and Non-
							Qualified
						Non-Equity	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Stephen Elliston (1)	2006	149,308	—	—	—	—	—	12,753	162,061
	2005	—	—	—	—	—	—	—	—
	2004	—	—	—	—	—	—	—	—
Elma Hawkins (2)	2006	67,308	—	—	128,314	—	—	1,905	197,527
	2005	350,000	87,000	—	1,171,213	—	—	22,495	1,280,708
	2004	300,278	225,000	—	1,045,364	—	—	22,214	1,592,856
Eli Wilner (3)	2006	—	—	—	145,497	—	—	—	145,497
	2005	—	—	—	509,537	—	—	—	509,537
	2004	—	—	—	137,525	—	—	—	137,525
Shalom Hirschman MD (4)	2006	—	—	—	—	—	—	—	—
	2005	—	—	—	—	—	—	—	—
	2004	361,000	$50,000	—	—	—	—	34,133	445,133
Martin Bookman (5)	2006	95,107	—	—	20,052	—	—	15,879	131,038
	2005	87,692	—	—	20,052	—	—	15,160	122,904
	2004	80,000	—	—	5,759	—	—	9,971	95,730
Alan Gallantar (6)	2006	—	—	—	—	—	—	—	—
	2005	—	—	—	—	—	—	—	—
	2004	66,923	—	—	—	—	—	$1,750	68,673

(1)	Mr. Elliston has been President and CEO since May 2006.

(2)	Dr. Hawkins was President and CEO from February 2004 to February 2006. Dr. Hawkins received a signing bonus of $50,000 upon the commencement of her employment in February 2004, a bonus of $175,000 paid in February 2005 for the year 2004, and a bonus of $87,500 for 2005 which was paid in three installments of $29,166.66 in February, March and April 2006. All Other Compensation for Dr. Hawkins included medical insurance premiums paid by Advanced Viral on her behalf, and the aggregate incremental cost to Advanced Viral of Dr. Hawkins’ travel expenses.

(3)	Mr. Wilner was President and CEO from August 2003 to February 2004 and Interim President and CEO from February to May 2006.

(4)	Dr. Hirschman was Chief Scientist from August 2003 until December 2004, and was President and CEO from October 1996 until August 2003. Other Annual Compensation for Dr. Hirschman included medical insurance premiums paid by Advanced Viral on his behalf, and aggregate incremental cost to Advanced Viral of Dr. Hirschman’s automobile lease, gas, oil, repairs and maintenance.

(5)	Mr. Bookman has been Acting CFO since April 2004.

(6)	Mr. Gallantar was CFO from October 1999 to April 2004. Other Annual Compensation for Mr. Gallantar includes an automobile allowance of $500 per month.
GRANT OF PLAN-BASED AWARDS
     There were no grants of plan-based awards or any other securities to Named Executives during the fiscal year ended December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (2006)

			Equity
			Incentive						Equity Incentive
			Plan					Equity Incentive	Plan Awards:
			Awards:			Number	Market	Plan Awards:	Market Payout
	Number of	Number of	Number of			of Shares	Value of	Number of	Value of
	Securities	Securities	Securities			or Units	Shares or	Unearned	Unearned
	Underlying	Underlying	Underlying			of Stock	Units of	Shares, Units or	Shares, Units or
	Unexercised	Unexercised	Unexercised	Option		that have	Stock that	Other Rights	Other Rights
	Options	Options	Unearned	Exercise	Option	not	have not	that have not	that have not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)

Eli Wilner	10,000,000	—	—	$0.052	8/26/13	—	—	—	—
	5,000,000	—	—	$0.063	8/26/13	—	—	—	—
	2,750,000	—	—	$0.075	12/20/10	—	—	—	—
	1,400,000	—	—	$ 0.12	5/5/10	—	—	—	—
	2,700,000	—	—	$0.135	1/10/15	—	—	—	—
	3,166,667	1,833,333 (1)	—	$ 0.15	2/9/09	—	—	—	—
	4,450,000	—	—	$ 0.18	12/19/13	—	—	—	—

Martin Bookman	20,000	5,000 (2)	—	$ 0.17	1/1/12	—	—	—	—
	400,000	600,000 (3)	—	$ 0.10	9/28/2009	—	—	—	—

(1)	These options vest in monthly increments of 83,333.

(2)	These options vest on January 1, 2008

(3)	These options vest in yearly increments of 200,000 every September 28.
OPTION EXERCISES AND STOCK VESTED
     There were no exercises of stock options or vesting of shares of restricted stock held by Named Executives during the fiscal year ended December 31, 2006.
PENSION BENEFITS
     We do not have any qualified or non-qualified defined benefit plans.
NONQUALIFIED DEFERRED COMPENSATION
     We do not have any non-qualified defined contribution plans or other deferred compensation plans.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL
     Other than with respect to Mr. Ellistion as set forth below, we have not entered into any agreements or plans that may require us to make certain payments and/or provide certain benefits to the Named Executives in the event of a termination of employment or a change of control.
EXECUTIVE CONTRACTS
     Elliston Employment Agreement. Pursuant to an Employment Agreement dated May 15, 2006, we retained Stephen M. Elliston as our President and Chief Executive Officer on a full time basis commencing May 15, 2006 until May 14, 2007 unless terminated earlier as provided in the agreement. Mr. Elliston receives a base salary of $250,000 per year. The agreement also entitles Mr. Elliston and his dependents to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to our other executives and their dependents. The agreement further provides that:
•	We shall pay the dues of such professional associations and societies of which Mr. Elliston is a member in furtherance of his duties.

•	We shall reimburse Mr. Elliston for reasonable expenses relating to travel, professional licenses, entertainment and similar items in accordance with our policies, practices and procedures.

•	Mr. Elliston will be entitled to four (4) weeks paid vacation annually or such other time as authorized by the Board of Directors during which time his compensation shall be paid in full. Vacation Days unused in any calendar year may not be accumulated and carried forward and used in future years.
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
     Hawkins Employment Agreement and Consulting Agreement. Pursuant to an Employment Agreement dated February 10, 2004, we retained Elma S. Hawkins, Ph.D., MBA as our President and Chief Executive Officer from February 18, 2004 until February 18, 2006. Effective February 18, 2006, Dr. Hawkins resigned as President and Chief Executive and a member of the Board of Directors of Advanced Viral.
     Pursuant to her employment agreement, Dr. Hawkins received a signing bonus of $50,000, a base salary of $350,000 per year, and was eligible to receive an annual cash bonus of up to 50% of her then base salary based on certain performance objectives in the sole discretion of the Board of Directors. In addition, Dr. Hawkins was entitled to reimbursement of certain expenses and to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other executives of Advanced Viral and their families. Upon the execution of her employment agreement, Dr. Hawkins received an option to purchase 40,000,000 shares of our common stock through February 2009. The option vested in increments of 666,667 on a monthly basis, and was exercisable at prices ranging from $0.12 to $0.16 per option share. On February 14, 2006, our Board of Directors approved a cash bonus payment of $87,500 to Dr. Hawkins with respect to the year ended December 31, 2005. The bonus was payable in three equal installments of $29,166.66 on February 21, 2006, March 21, 2006 and April 21, 2006.
     Pursuant to the agreement, upon termination, Dr. Hawkins received her base salary earned through the date of termination, accrued vacation, and all applicable reimbursements due. In addition, all unvested options (24,000,000 option shares) were cancelled, and all vested options (16,375,000 option shares) became exercisable until May 18, 2006. These options were not exercised and expired upon their terms.
     On February 17, 2006, we entered into a consulting agreement with Dr. Hawkins pursuant to which she agreed to provide consulting services to the Company on such matters were requested of her by our Chairman of the Board of Directors or his designee. Dr. Hawkins received a consulting fee of $325 per hour for her consulting services. The initial term of the consulting agreement was 90 days, which term was extended by 30 days until June 18, 2006 pursuant to an agreement between the Company and Dr. Hawkins. Through the termination date of June 18, 2006, we paid Dr. Hawkins approximately $153,000 for such consulting services.
     Hirschman Employment Agreement. On August 27, 2003, Shalom Z. Hirschman, M.D. resigned as an officer and director of Advanced Viral upon the terms and conditions of a Third Amended and Restated Employment Agreement dated August 27, 2003. Pursuant to the terms of the Employment Agreement, we employed Dr. Hirschman on a full business time basis as our Chief Scientist. The agreement expired by its terms on December 31, 2004 and was not renewed.
DIRECTOR COMPENSATION
     No compensation was earned by or paid to our directors during the year ended December 31, 2006.
     In June 2006, we entered into a consulting agreement with a member of our board of directors, Angelo Botter, pursuant to which Mr. Botter receives a consulting fee of $1,000 per day for his services. The initial term of the consulting agreement is nine months, unless automatically extended by successive thirty (30) day periods unless either party notifies the other in writing of its intent not to extend the term within five days of the end of the then existing term.
EMPLOYEE BENEFIT PLANS
     We have a 401(k) plan that allows eligible employees to contribute up to 20% of their salary, subject to annual limits imposed by the Internal Revenue Service. Until March 2003, we matched 50% of the first 6% of the employee contributions in common stock and may, at its discretion, make additional contributions based upon earnings.
LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS
     The Delaware General Corporation Law (DGCL) authorizes corporations to limit or eliminate, subject to certain conditions, the personal liability of directors to corporations and their stockholders for monetary damages for breach of their fiduciary duties. Our certificate of incorporation provides that a director shall not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director’s duty of loyalty to us or our stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of laws, (iii) under Section 174 of the DGCL, or (iv) for any transaction from which the director derived an improper personal benefit.
     Delaware law also permits a corporation to purchase and maintain insurance on behalf of any person who is or was a director or officer against any liability asserted against him and incurred by him in such capacity or arising out of his status as such, whether or not the corporation has the power to indemnify him against that liability under Section 145 of the DGCL. We have obtained director and officer liability insurance to cover liabilities our directors and officers may incur in connection with their services to us, including matters arising under the Securities Act. Our certificate of incorporation provides that we shall, to the fullest extent permitted by Section 145 of the DGCL, indemnify any and all persons whom we shall have power to indemnify under said section from and against any and all of the expenses, liabilities or other matters referred to in or covered by said section, and the indemnification provided for herein shall not be deemed exclusive of any other rights to which those indemnified may be entitled under any bylaw, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person, who has ceased to be director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.
     Such limitation of liability and indemnification does not affect the availability of equitable remedies. In addition, we have been advised that in the opinion of the SEC, indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act and is therefore unenforceable.

     There is no pending litigation or proceeding involving any of our directors, officers, employees or agents in which indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that may result in a claim for such indemnification.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth information regarding the beneficial ownership of the shares of our common stock as of March 8, 2007 by (i) stockholders known by us to beneficially own more than five percent of our outstanding common stock; (ii) each of our directors, (iii) each of our Named Executives identified in the Summary Compensation Table above and (iv) all of our directors and executive officers as a group. Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community property laws, we believe that each person identified in the following table possesses sole voting and investment power with respect to all shares of common stock held by that person. Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 8, 2007 are deemed outstanding for calculating the percentage of outstanding shares of the person holding these options, but are not deemed outstanding for calculating the percentage of any other person.

	Amount and Nature of		Percent of
Name and Address of Beneficial Owner	Beneficial Ownership (1)		Common Stock (2)
Stephen M. Elliston 200 Corporate Boulevard South, Yonkers, NY 10701	—		—

Eli Wilner 1525 York Avenue, New York, NY 10028	31,494,267	(3)	4.3%

Angelo S. Botter 318 London Drive, Beaconsfield, Quebec, Canada H9W 5X5	—		—

Roy S. Walzer 141 5 1/2 Mile Road, Goshen, CT 06756	9,878,800	(4)	1.4%

Martin Bookman 200 Corporate Boulevard South, Yonkers, NY 10701	453,160	(5)	*

Shalom Z. Hirschman, M.D. 5240 Blackstone Avenue, Riverdale, NY 10471	39,100,000	(6)	5.3%

James F. Dicke II (7) 44 South Washington Street, New Bremen, OH 45869	73,917,086	(7)	10.6%

James F. Dicke III (8) 44 South Washington Street, New Bremen, OH 45869	58,775,000	(8)	8.4%

All current officers & directors as a group (5 persons)	41,826,227		5.7%

*	Less than 1%.

(1)	For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of the Exchange Act. Shares of the Company’s common stock subject to options or warrants that are exercisable within 60 days of March 8, 2007 are also deemed outstanding for purposes of calculating the percentage ownership of that person, and if applicable, the percentage ownership of executive officers and directors as a group, but are not treated as outstanding for the purpose of calculating the percentage ownership of any other person.

(2)	Based on 696,587,734 shares of common stock outstanding as of March 8, 2007.

(3)	Includes (i) 29,466,667 shares underlying stock options which are currently exercisable subject to the satisfaction of certain conditions precedent in that certain Lockup Agreement dated January 1, 2007 of Mr. Wilner; (ii) 362,500 shares beneficially owned by his wife Barbara Ann Brennan; and (iii) 50,000 shares beneficially owned by his step-daughter Celia Conaway.

(4)	Represents 9,878,800 shares underlying stock options which are currently exercisable subject to the satisfaction of certain conditions precedent in that certain Lockup Agreement dated January 1, 2007 of Mr. Walzer.

(5)	Includes 420,000 shares underlying stock options which are currently exercisable.

(6)	Represents 39,100,000 shares that may be acquired pursuant to currently exercisable options to purchase common stock.

(7)	Includes 1,875,000 shares issuable pursuant to currently exercisable outstanding warrants. James F. Dicke II disclaims beneficial ownership of stock owned by his son, James F. Dicke III.

(8)	James F. Dicke III disclaims beneficial ownership of stock owned by his father, James F. Dicke II.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Other than as set forth below, we are not aware of any related party transactions that have occurred or are occurring at this time. Our Directors and Officers Questionnaire is the primary vehicle used for determining whether or not related party transactions have occurred. A Directors and Officers Questionnaire is completed annually by each director and each Named Executive. The Questionnaire includes a variety of questions which specifically address related party transactions.
     On February 14, 2006, our Board of Directors approved a cash bonus payment of $87,500 to Dr. Hawkins for her services during the year ended December 31, 2005. The bonus was payable in three equal installments of $29,166.66 on February 21, 2006, March 21, 2006 and April 21, 2006. On February 17, 2006, we entered into a 90-day consulting agreement with Dr. Hawkins that effective February 18, 2006 pursuant to which she provided consulting services to us as requested of her by our Board of Directors. Dr. Hawkins was paid a consulting fee of $325 per hour for her consulting services.
     In June 2006, we entered into a consulting agreement with a member of our board of directors, Angelo Botter, pursuant to which Mr. Botter receives a consulting fee of $1,000 per day for his services. The initial term of the consulting agreement is nine months, unless automatically extended by successive thirty (30) day periods unless either party notifies the other in writing of its intent not to extend the term within five days of the end of the then existing term. To date, we have paid Mr. Botter $12,600 in consulting fees.
     We believe that the above transactions were conducted at “arm’s length”, representing what we believe to be fair market value for those services.
     As discussed above under “Executive Compensation — Limitation of Liability and Indemnification of Officers and Directors”, our certificate of incorporation and bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by Delaware law.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit and Non-Audit Fees
     Rachlin Cohen & Holtz LLP is our independent registered public accounting firm. The following table sets forth fees paid to Rachlin Cohen & Holtz LLP for services provided during the years ended December 31, 2006, 2005 and 2004:

Fee Category	2006	2005	2004
Audit (1)	$74,000	$69,000	$81,000
Audit Related Fees (2)	$0	$0	$0
Tax Fees (3)	$6,000	$5,000	$5,000
All Other Fees	$0	$0	$0
Total	$80,000	$74,000	$86,000

(1)	Audit fees consist of fees for professional services rendered for the audit of our consolidated financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by independent registered accounting firms in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” This includes: employee benefit and compensation plan audits; due diligence related to mergers and acquisitions; auditor attestations that are not required by statute or regulation; and professional services related to the application of financial accounting / reporting standards.

(3)	Tax Fees are fees for professional services performed with respect to tax compliance, tax advice and tax planning.
Audit Committee Pre-Approval Policies and Procedures
     The Audit Committee’s policy is to pre-approve all audit, audit-related and permissible non-audit services provided by the independent registered public firm in order to assure that the provision of such services does not impair the auditor’s independence. These services may include audit services, audit-related services and other services. Pre-approval is generally provided for up to one year and any pre- approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Management is required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public firm in accordance with this pre-approval, and the fees for the services performed to date. During the fiscal years 2006, 2005 and 2004, respectively, all services were pre-approved by the Audit Committee in accordance with this policy.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	(1) Financial Statements. The following financial statements of Advanced Viral Research Corp. and Report of Rachlin Cohen & Holtz
LLP, independent registered public accounting firm, are included in this report:
(2)	Financial Statements Schedules. Schedules not filed herewith are either not applicable, the required information is not material, or the required information is set forth in the consolidated financial statements or footnotes thereto.

(3)	Exhibits. List of exhibits required by Item 601 of Regulation S-K. See part (b) below.
(b)	Exhibits. The following exhibits are filed as a part of this Report:

Exhibit	Description
3.1	Certificate of Incorporation of the Registrant. (2)

3.2	Bylaws of the Registrant, as amended. (1)

3.3	Amendment to Certificate of Incorporation of the Registrant. (2)

4.1	Specimen Certificate of Common Stock. (1)

4.2	Specimen Warrant Certificate. (1)

4.3	Warrant Agreement between the Registrant and American Stock Transfer and Trust Company. (1)

4.4	Forms of Common Stock Options and Agreements granted by the Registrant to TRM Management Corp. (5)

4.5	Form of Common Stock Option and Agreement granted by the Registrant to Plata Partners Limited Partnership. (12)

4.6	Consulting Agreement, dated September 11, 1992, and Form of Common Stock granted by the Registrant to Leonard Cohen. (6)

4.7	Addendum to Agreement granted by the Registrant to Shalom Z. Hirschman, MD dated March 24, 1996. (10)

4.8	Securities Purchase Agreement dated November 16, 1998 by and between the Registrant and RBB Bank AG. (11o)

4.9	7% Convertible Debenture dated November 16, 1998. (11o)

4.10	Warrant dated November 16, 1998 to purchase 375,000 shares of common stock at $0.20 per share. (11o)

4.11	Warrant dated November 16, 1998 to purchase 375,000 shares of common stock at $0.24 per share. (11o)

4.12	Securities Purchase Agreement dated December 22, 1998 by and between the Registrant and various purchasers. (15)

4.13	Form of Warrant dated December 22, 1998 to purchase shares of common stock of the Registrant at $0.2040 per share. (15)

4.14	Form of Warrant dated December 22, 1998 to purchase shares of common stock of the Registrant at $0.2448 per share. (15)

4.15	Securities Purchase Agreement dated June 23, 1999 by and between the Registrant and various purchasers. (15)

4.16	Form of Warrant dated June 23, 1999 to purchase shares of common stock of the Registrant at $0.324 per share. (15)

4.17	Form of Warrant dated June 23, 1999 to purchase shares of common stock of the Registrant at $0.378 per share. (15)

4.18	Securities Purchase Agreement dated August 3, 1999 by and between the Registrant and Focus Investors, LLC. (15)

4.19	Form of 7% Convertible Debenture dated August 3, 1999. (15)

4.20	Form of Warrant dated August 3, 1999 to purchase 50,000 shares of common stock at $0.2461 per share. (15)

4.21	Securities Purchase Agreement dated December 28, 1999 between the Registrant and Endeavour Capital Fund S.A. (16)

4.22	Form of 7% Convertible Debenture dated December 28, 1999. (16)

4.23	Form of Warrant dated December 28, 1999 to purchase shares of common stock at $0.19916667 per share. (16)

4.24	Form of Warrant dated February 7, 2000 to purchase shares of common stock at $0.21 per share. (17)

4.25	Form of Warrant dated February 7, 2000 to purchase shares of common stock at $0.26 per share. (17)

Exhibit	Description
4.26	Form of Warrant dated February 16, 2000 to purchase shares of common stock at $0.275 per share. (17)

4.27	Form of Warrant dated February 16, 2000 to purchase shares of common stock at $0.33 per share. (17)

4.28	Form of Class A Warrant dated September 18, 2000 to purchase 5 million shares of common stock. (19)

4.29	Form of Class B Warrant dated September 18, 2000 to purchase 5 million shares of common stock. (19)

4.30	Form of Class A Warrant dated February 9, 2001 to purchase 5 million shares of common stock. (21)

4.31	Form of Class B Warrant dated February 9, 2001 to purchase 5 million shares of common stock. (21)

4.32	Promissory Note and Guaranty in favor of Alan V. Gallantar dated November 29, 2001 by the Registrant. (11p)

4.33	Form of Warrant dated September 9, 2002 between the Registrant and various investors. 11(q)

4.34	5% Convertible Debenture dated April 28, 2003. (27)

4.35	Warrant dated April 28, 2003 to purchase 15 million shares of common stock at an exercise price of $0.091 per share. (27)

4.36	5% Convertible Debenture dated July 18, 2003. (28)

4.37	Warrant dated February 3, 2004 to purchase 7,500,000 shares of common stock at an exercise price of $0.20 per share granted to James F. Dicke II. (11s)

4.38	Warrant dated February 3, 2004 to purchase 7,500,000 shares of common stock at an exercise price of $0.20 per share granted to James F. Dicke III. (11s)

4.39	Form of Warrant dated February 9, 2004 to purchase shares of common stock at an exercise price of $0.16 per share granted to certain affiliates of DCT. (29)

4.40	Stock Option Agreement dated February 10, 2004 to purchase 40 million shares of common stock granted to Elma S. Hawkins. (29)

10.1	Declaration of Trust by Bernard Friedland and William Bregman in favor of the Registrant dated November 16, 1987. (12)

10.2	Clinical Trials Agreement, dated September 19, 1990, between Clinique Medical Actuel and the Registrant. (3)

10.3	Letter, dated March 15, 1991 to the Registrant from Health Protection Branch. (3)

10.4	Agreement dated August 20, 1991 between TRM Management Corp. and the Registrant. (11a)

10.5	Lease dated December 18, 1991 between Bayview Associates, Inc. and the Registrant. (4)

10.6	Lease Agreement, dated February 16, 1993 between Stortford Brickell Inc. and the Registrant. (7)

10.7	Consulting Agreement dated February 28, 1993 between Leonard Cohen and the Registrant. (8)

10.8	Medical Advisor Agreement, dated as of September 14, 1993, between Lionel Resnick, MD and the Registrant. (11b)

10.9	Agreement, dated November 9, 1993, between Dormer Laboratories Inc. and the Registrant. (12)

10.10	Exclusive Distribution Agreement, dated April 25, 1994, between C.U.R.E. Pharmaceutical Corp. and the Registrant. (11c)

10.11	Exclusive Distribution Agreement, dated as of June 1, 1994, between C.U.R.E. Pharmaceutica Central Americas Ltd. and the Registrant. (11d)

10.12	Exclusive Distribution Agreement dated as of June 17, 1994 between DCT S.R.L. and the Registrant, as amended. (11e)

10.13	Contract, dated as of October 25, 1994 between Commonwealth Pharmaceuticals of the Channel Islands and the Registrant. (11f)

10.14	Agreement dated May 24, 1995 between the Registrant and Deborah Silver. (9)

10.15	Agreement dated May 29, 1995 between the Registrant and Shalom Z. Hirschman, MD. (9)

10.16	Exclusive Distribution Agreement, dated as of June 2, 1995, between AVIX International Pharmaceutical Corp. and the Registrant. (12)

10.17	Supplement to Exclusive Distribution Agreement, dated November 2, 1995 with Commonwealth Pharmaceuticals. (12)

10.18	Exclusive Distributorship & Limited License Agreement, dated December 28, 1995, between AVIX International Pharmaceutical Corp., Beijing Unistone Pharmaceutical Co., Ltd. and the Registrant. (11g)

10.19	Modification Agreement, dated December 28, 1995, between AVIX International Pharmaceutical Corp. and the Registrant. (11g)

10.20	Agreement dated April 1, 1996, between DCT S.R.L. and the Registrant. (11h)

10.21	Addendum, dated as of March 24, 1996, to Consulting Agreement between the Registrant and Shalom Z. Hirschman, MD. (10)

10.22	Addendum to Agreement, dated July 11, 1996, between AVIX International Pharmaceutical Corp. and the Registrant. (11i)

10.23	Employment Agreement, dated October 17, 1996, between the Registrant and Shalom Z. Hirschman, MD. (11j)

10.24	Lease, dated February 7, 1997 between Robert Martin Company, LLC and the Registrant. (12)

10.25	Copy of Purchase and Sale Agreement, dated February 21, 1997 between the Registrant and Interfi Capital Group. (11k)

10.26	Material Transfer Agreement-Cooperative Research And Development Agreement, dated March 13, 1997, between National Institute of Health, Food and Drug Administration and the Centers for Disease Control and Prevention. (11l)

10.27	Copy of Purchase and Sale Agreement, dated September 26, 1997 between the Registrant and RBB Bank AG. (11m)

10.28	Copy of Extension to Materials Transfer Agreement-Cooperative Research and Development Agreement, dated March 4, 1998, between National Institute of Health, Food and Drug Administration and the Centers for Disease Control and Prevention. (13)

10.29	Amended and Restated Employment Agreement dated July 8, 1998 between the Registrant and Shalom Z. Hirschman, MD. (11n)

10.30	Agreement between the Registrant and Angelo Chinnici, MD dated July 1, 1999. (14)

10.31	Consulting Agreement between the Registrant and GloboMax LLC dated January 18, 1999. (15)

10.32	Registration Rights Agreement dated August 3, 1999 between the Registrant Research and Focus Investors LLC. (15)

Exhibit	Description
10.33	Employment Agreement dated October 1, 1999 between the Registrant and Alan V. Gallantar. (15)

10.34	Registration Rights Agreement dated December 28, 1999 between the Registrant and Endeavour Capital Fund, S.A. (16)

10.35	Consulting Agreement dated February 7, 2000 between the Registrant and Harbor View Group, Inc. (17)

10.36	Securities Purchase Agreement dated February 16, 2000 between the Registrant and Harbor View Group, Inc. (17)

10.37	Letter Agreement dated November 16, 1999 between the Registrant and Bratskeir & Company. (18)

10.38	Amended and Restated Employment Agreement dated May 12, 2000 between the Registrant and Shalom Z. Hirschman, MD. (18)

10.39	Equity Line of Credit Agreement dated as of September 18, 2000 between the Registrant and Spinneret Financial Systems, Inc. (19)

10.40	Registration Rights Agreement dated as of September 18, 2000 between the Registrant and Spinneret Financial Systems, Inc. (19)

10.41	Registration Rights Agreement dated as of September 18, 2000 between the Registrant and May Davis Group, Inc. (19)

10.42	Placement Agent Agreement dated September 18, 2000 between the Registrant and May Davis Group, Inc. (19)

10.43	Assignment and Assumption Agreement dated December 12, 2000 between Spinneret Financial Systems, Inc. and GMF Holdings Inc. (20)

10.44	Agreement to Waive Assignment Rights dated December 12, 2000 by GMF Holdings Inc. (20)

10.45	Termination Agreement dated January 22, 2001 between GMF Holdings, Inc., May Davis Group, Inc. and the Registrant. (21)

10.46	Equity Line of Credit Agreement dated as of February 9, 2001 between the Registrant and Cornell Capital Partners, LP. (21)

10.47	Registration Rights Agreement dated as of February 9, 2001 between the Registrant and Cornell Capital Partners, LP. (21)

10.48	Registration Rights Agreement dated as of February 9, 2001 between the Registrant and May Davis Group, Inc. (21)

10.49	Placement Agent Agreement dated February 9, 2001 between the Registrant and May Davis Group, Inc. (21)

10.50	Agreement dated as of April 2, 2001 between the Registrant and Selikoff Center of Ra’Anana, Israel. (22)

10.51	Agreement dated as of January 29, 2001 between the Registrant and The Weizmann Institute of Science and Yeda. (22)

10.52	Securities Purchase Agreement dated November 8, 2000 by and between the Registrant and various investors. (23)

10.53	Securities Purchase Agreement dated July 27, 2001 by and between the Registrant and various investors. (23)

10.54	Severance Agreement dated November 29, 2001 by and between the Registrant and William Bregman. (11p)

10.55	Severance Agreement dated November 29, 2001 by and between the Registrant and Bernard Friedland. (11p)

10.56	Severance Agreement dated November 29, 2001 by and between the Registrant and Louis Silver. (11p)

10.57	Settlement Agreement dated March 20, 2002 by and among the Registrant, Immune Modulation Maximum Corporation, Commonwealth Pharmaceuticals, Ltd, and Charles E. Miller. (24)

10.58	Termination Agreement dated May 30, 2002 between the Registrant and Harbor View Group, Inc. (25)

10.59	Securities Purchase Agreement dated May 30, 2002 between the Registrant and O. Frank Rushing and Justine Simoni, as joint tenants. (25)

10.60	Securities Purchase Agreement dated July 3, 2002 between the Registrant and James F. Dicke III. (25)

10.61	Securities Purchase Agreement dated July 15, 2002 between the Registrant and Peter Lunder. (25)

10.62	Securities Purchase Agreement dated September 9, 2002 between the Registrant and various investors. 11(q)

10.63	Registration Rights Agreement dated September 9, 2002 between the Registrant and various investors. 11(q)

10.66	Agreement dated May 1, 2002 (effective September 2002) between Advanced Viral Research Corp. and EnviroGene LLC. (26)

10.64	Agreement dated October 8, 2002 between Advanced Viral Research Corp. and Quintiles Israel Ltd. (26)

10.65	Securities Purchase Agreement dated as of April 28, 2003 between the Registrant and Cornell Capital Partners, LP. (27)

10.66	Registration Rights Agreement dated as of April 28, 2003 between the Registrant and Cornell Capital Partners, LP. (27)

10.67	Equity Line of Credit Agreement dated as of April 28, 2003 between the Registrant and Cornell Capital Partners, LP. (27)

10.68	Registration Rights Agreement dated as of April 28, 2003 between the Registrant and Cornell Capital Partners, LP. (27)

10.69	Consulting Agreement dated April 22, 2003 between Registrant and Robert Nowinski, Ph.D. (28)

10.70	Securities Purchase Agreement dated as of July 18, 2003 between the Registrant and Cornell Capital Partners, LP. (28)

10.71	Investor Registration Rights Agreement dated as of July 18, 2003 between the Registrant and Cornell Capital Partners, LP. (28)

10.72	Escrow Agreement dated July 18, 2003, between Registrant and Butler Gonzalez, LLP. (28)

10.73	Security agreement dated July 18, 2003 between Registrant and Cornell Capital Partners, L.P. (28)

10.74	Placement Agent Agreement dated April 28, 2003, between Registrant and Katalyst Securities LLC. (28)

10.75	Third Amended and Restated Employment Agreement dated August 27, 2003 between Registrant And Shalom Z. Hirschman, M.D. (11r)

10.76	First Supplementary Agreement dated July 8, 2002 by and between Registrant and Yeda Research And Development Company Limited. (28)

10.77	Agreement dated November 19, 2002 by and between Registrant and Kaplan Medical Center. (28)

10.78	Securities Purchase Agreement dated as of February 3, 2003 between the Registrant, James F. Dicke II and James F. Dicke III. (11s)

Exhibit	Description
10.79	Registration Rights Agreement dated as of February 3, 2003 between the Registrant, James F. Dicke II and James F. Dicke III. (11s)

10.80	Termination and Release Agreement dated as of February 9, 2004 between the Registrant, DCT and certain affiliates of DCT. (29)

10.81	Employment Agreement dated as of February 10, 2004 between the Registrant and Dr. Elma Hawkins. (29)

10.82	Consulting Agreement dated as of February 14, 2006 between the Registrant and Dr. Elma Hawkins. (11t)

10.83	Employment Agreement dated May 15, 2006 between the Registrant and Stephen M. Elliston. (30)

10.84	Securities Purchase Agreement dated January 1, 2007 between the Registrant and Cornell Capital Partners, L.P. (11u)

10.85	Convertible Debenture dated January 1, 2007 issued by the Registrant to Cornell Capital Partners, L.P. (11u)

10.86	Warrant dated January 1, 2007 issued by the Registrant to Cornell Capital Partners, L.P. (11u)

10.87	Registration Rights Agreement dated January 1, 2007 between the Registrant and Cornell Capital Partners, L.P. (11u)

10.88	Security Agreement dated January 1, 2007 between the Registrant and Cornell Capital Partners, L.P. (11u)

14.1	Code of Business Conduct and Ethics of the Registrant. (30)

21.1	Subsidiaries of Registrant.*

31.1	Section 302 Certification of the Chief Executive Officer.*

31.2	Section 302 Certification of the Chief Financial Officer.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

FOOTNOTES

*	Filed herewith.

**	Furnished herewith.

(1)	Documents incorporated by reference herein to certain exhibits our registration statement on Form S-1, as amended, File No. 33-33895, filed with the Securities and Exchange Commission on March 19, 1990.

(2)	Documents incorporated by reference herein to certain exhibits to our registration statement on Form S-18, File No. 33-2262-A, filed with the Securities and Exchange Commission on February 12, 1989.

(3)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

(4)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for period ended March 31, 1991.

(5)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(6)	Documents incorporated by reference herein to certain exhibits to our Quarterly Report on Form 10-Q for the period ended September 30, 1992.

(7)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

(8)	Documents incorporated by reference herein to certain exhibits to our Quarterly Report on Form 10-QSB for the period ended March 31, 1993.

(9)	Documents incorporated by reference herein to certain exhibits to our Quarterly Report on Form 10-QSB for the period ended June 30, 1995.

(10)	Documents incorporated by reference herein to certain exhibits to our Quarterly Report on Form 10-QSB for the period ended March 31, 1996.

(11)	Incorporated by reference herein to our Current Reports on Form 8-K and exhibits thereto as follows:
(a)	A report on Form 8-K dated January 3, 1992.

(b)	A report on Form 8-K dated September 14, 1993.

(c)	A report on Form 8-K dated April 25, 1994.

(d)	A report on Form 8-K dated June 3, 1994.

(e)	A report on Form 8-K dated June 17, 1994.

(f)	A report on Form 8-K dated October 25, 1994.

(g)	A report on Form 8-K dated December 28, 1995.

(h)	A report on Form 8-K dated April 22, 1996.

(i)	A report on Form 8-K dated July 12, 1996.

(j)	A report on Form 8-K dated October 17, 1996.

(k)	A report on Form 8-K dated February 21, 1997.

(l)	A report on Form 8-K dated March 25, 1997.

(m)	A report on Form 8-K dated September 26, 1997.

(n)	A report on Form 8-K dated July 21, 1998.

(o)	A report on Form 8-K dated November 24, 1998.

(p)	A report on Form 8-K dated December 3, 2001.

(q)	A report on Form 8-K dated September 10, 2002.

(r)	A report on Form 8-K dated August 27, 2003.

(s)	A report on Form 8-K dated February 4, 2004.

(t)	A report on Form 8-K dated February 20, 2006.

(u)	A report on Form 8-K dated January 5, 2007.

(12)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

(13)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

(14)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(15)	Documents incorporated by reference herein to certain exhibits to our registration statement on Form S-1, as amended, File No. 33-70523, filed with the Securities and Exchange Commission on January 13, 1999, and Amendment No. 5 thereto, declared effective on December 15, 1999.

(16)	Documents incorporated by reference herein to certain exhibits to our registration statement on Form S-1, as amended, File No. 333-94529, filed with the Securities and Exchange Commission on January 12, 2000.

(17)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(18)	Documents incorporated by reference herein to certain exhibits to our registration statement on Form S-1, as amended, File No. 333-37974, filed with the Securities and Exchange Commission on June 6, 2000.

(19)	Documents incorporated by reference herein to certain exhibits to Post-effective Amendment No. 1 to our Registration Statement on Form S-1, as amended, File No. 333-70523, filed with the Securities and Exchange Commission on September 25, 2000.

(20)	Documents incorporated by reference herein to certain exhibits to our Registration Statement on Form S-1, File No. 333-49038, filed with the Securities and Exchange Commission on October 31, 2000 and amended pursuant to Amendment No. 1 to Form S-1 filed with the Commission on December 15, 2000.

(21)	Documents incorporated by reference herein to certain exhibits to our Registration Statement on Form S-1, File No. 333-55430, filed with the Securities and Exchange Commission on February 12, 2001 and amended pursuant to Amendment No. 1 to Form S-1 filed with the Commission on February 13, 2000.

(22)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(23)	Documents incorporated by reference herein to certain exhibits to our Registration Statement on Form S-1, File No. 333-62788, filed with the Securities and Exchange Commission on June 13, 2001 and amended pursuant to Amendment No. 1 to Form S-1 filed with the Commission on August 23, 2001.

(24)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(25)	Documents incorporated by reference herein to certain exhibits to our Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(26)	Documents incorporated by reference herein to certain exhibits to our Quarterly Report on Form 10-Q for the period ended September 30, 2002.

(27)	Document incorporated by reference herein to certain exhibits to our quarterly report for the period ended March 31, 2003.

(28)	Documents incorporated by reference herein to certain exhibits to our Registration Statement on Form S-1, File No. 333-107178, filed with the Securities and Exchange Commission on July 18, 2003 and amended pursuant to Amendment No. 1 to Form S-1 filed with the Commission on September 19, 2003, Amendment No. 2 to Form S-1 filed with the Commission on November 18, 2003, Amendment No. 3 to Form S-1 filed with the Commission on December 19, 2003 and declared effective by the Commission on December 23, 2003.

(29)	Documents incorporated by reference herein to certain exhibits to our Registration Statement on Form S-1, File No. 333-112296, filed with the Securities and Exchange Commission on January 29, 2004, as amended pursuant to Amendment No. 1 to Form S-1 filed with the Commission on February 12, 2004, and declared effective by the Commission on February 17, 2004.

(30)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(c)	Financial Statements Schedules Required by Regulation S-X. Schedules not filed herewith are either not applicable, the required information is not material, or the required information is set forth in the consolidated financial statements or footnotes thereto. No annual report or proxy material has been sent to security holders of Advanced Viral.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2007	ADVANCED VIRAL RESEARCH CORP. (Registrant)
	By:	/s/ Stephen Elliston
Stephen Elliston, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 12, 2007	By:	/s/ Eli Wilner
Eli Wilner, Chairman of the Board of Directors

Date: March 12, 2007	By:	/s/ Martin Bookman
Martin Bookman, Principal Financial and Accounting Officer, Secretary

Date: March 12, 2007	By:	/s/ Roy Walzer
Roy Walzer, Director

Date: March 12, 2007	By:	/s/ Angelo Botter
Angelo Botter, Director

EXHIBIT INDEX

Exhibit No.	Description

21.1	List of Subsidiaries of registrant.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulations S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulations S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Advanced Viral Research Corp.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Directors
Advanced Viral Research Corp.
   (A Development Stage Company)
Yonkers, New York
We have audited the accompanying consolidated balance sheets of Advanced Viral Research Corp. (A Development Stage Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2006 and for the period from inception (February 20, 1984) to December 31, 2006. These consolidated financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Viral Research Corp. (A Development Stage Company) as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2006 and for the period from inception (February 20, 1984) to December 31, 2006 in conformity with U.S. generally accepted accounting principles.
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
RACHLIN COHEN & HOLTZ LLP
Miami, Florida
March 5, 2007

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS

Current Assets:
Cash and cash equivalents	$1,042,279	$4,615,581
Prepaid insurance	52,023	88,683
Other current assets	7,981	32,445

Total current assets	1,102,283	4,736,709

Property and Equipment, Net	54,081	212,732
Assets Held for Sale	112,319	112,319
Deposits	94,392	87,717

Total assets	$1,363,075	$5,149,477

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$65,151	$140,278
Accrued liabilities	103,984	185,117

Total current liabilities	169,135	325,395

Commitments, Contingencies and Subsequent Events

Stockholders’ Equity:
Common stock; 1,000,000,000 shares of $.00001 par value authorized, 696,587,734 shares issued and outstanding	6,966	6,966
Additional paid-in capital	73,362,626	73,145,593
Deficit accumulated during the development stage	(72,175,652)	(68,328,477)

Total stockholders’ equity	1,193,940	4,824,082

Total liabilities and stockholders’ equity	$1,363,075	$5,149,477

See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

				Inception
				(February 20,
				1984) to
	Year Ended December 31,			December 31,
	2006	2005	2004	2006
Revenues	$—	$—	$—	$231,892

Costs and Expenses:
Research and development	1,640,842	1,761,915	1,768,984	24,837,475
General and administrative	2,098,615	2,101,053	2,359,283	32,303,885
Cost in connection with settlement of distribution agreement	—	—	687,005	687,005
Depreciation and amortization	177,293	405,286	929,182	4,306,910
Impairment charge — patent cost	—	1,081,085	—	1,081,085

	3,916,750	5,349,339	5,744,454	63,216,360

Loss from Operations	(3,916,750)	(5,349,339)	(5,744,454)	(62,984,468)

Other Income (Expense):
Interest income	98,850	174,545	116,557	1,304,172
Other income	—	—	—	120,093
Interest expense	(5,891)	(5,786)	(686,808)	(8,761,514)
Severance expense — former directors	—	—	—	(302,500)

	92,959	168,759	(570,251)	(7,639,749)

Loss from Continuing Operations	(3,823,791)	(5,180,580)	(6,314,705)	(70,624,217)
(Loss) Income from Discontinued Operations	(23,384)	(19,591)	101,441	(1,551,435)

Net Loss	$(3,847,175)	$(5,200,171)	$(6,213,264)	$(72,175,652)

Net Loss Per Common Share
Basic and Diluted:
Continuing operations	$(0.01)	$(0.01)	$(0.01)
Discontinued operations	(0.00)	(0.00)	0.00

Net loss	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding	696,587,734	696,523,624	568,838,679

See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2006

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
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2006

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
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2006

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
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2006

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
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2006

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
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2006

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
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2006

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

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Continued)
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2006

					Deficit
	Common Stock				Accumulated
	Amount			Additional	during the	Deferred	Discount
	Per			Paid-In	Development	Compensation	on
	Share	Shares	Amount	Capital	Stage	Cost	Warrants
Balance, December 31, 1998		296,422,907	$2,964	$14,325,076	$(13,550,976)	$(14,769)	$—

Issuance of common stock, securities purchase agreement	$0.16	4,917,276	49	802,451	—	—	—
Issuance of common stock, securities purchase agreement	0.27	1,851,852	18	499,982	—	—	—
Issuance of common stock, for services rendered	0.22	100,000	1	21,999	—	—	—
Issuance of common stock, for services rendered	0.25	180,000	2	44,998	—	—	—
Beneficial conversion feature, August debenture	—	—	—	950,036	—	—	—
Beneficial conversion feature, December debenture	—	—	—	361,410	—	—	—
Amortization of warrant costs, convertible debentures	—	—	—	300	—	—	(300)
Warrant costs, related to convertible debentures	—	—	—				2,455
Warrant costs, August debenture	—	—	—	49,964	—	—	—
Warrant costs, December debenture	—	—	—	4,267	—	—	—
Amortization of warrant costs, securities purchase agreement	—	—	—	—	—	—	—
Amortization of deferred compensation cost	—	—	—	(14,769)	—	14,769	—
Credit arising from modification of option terms	—	—	—	210,144	—	—	—
Net loss, year ended December 31, 1999	—	—	—	—	(6,323,431)	—	—

Balance, December 31, 1999		303,472,035	$3,034	$17,255,858	$(19,874,407)	$—	$2,155

See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Continued)
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2006

					Deficit
	Common Stock				Accumulated
	Amount			Additional	during the	Discount
	Per			Paid-In	Development	on
	Share	Shares	Amount	Capital	Stage	Warrants
Balance, December 31, 1999		303,472,035	$3,034	$17,255,858	$(19,874,407)	$2,155

Issuance of common stock, exercise of options	$0.1400	600,000	6	83,994	—	—
Issuance of common stock, exercise of options	0.1500	1,600,000	16	239,984	—	—
Issuance of common stock, exercise of options	0.1600	650,000	7	103,994	—	—
Issuance of common stock, exercise of options	0.1700	100,000	1	16,999	—	—
Issuance of common stock, exercise of options	0.2100	792,500	8	166,417	—	—
Issuance of common stock, exercise of options	0.2500	1,000,000	10	246,090	—	—
Issuance of common stock, exercise of options	0.2700	281,000	3	75,867	—	—
Issuance of common stock, exercise of options	0.3600	135,000	1	48,599	—	—
Issuance of common stock, exercise of warrants	0.2040	220,589	2	44,998	—	—
Issuance of common stock, exercise of warrants	0.2448	220,589	2	53,998	—	—
Issuance of common stock, exercise of warrants	0.2750	90,909	1	24,999	—	—
Issuance of common stock, exercise of warrants	0.3300	90,909	1	29,999	—	—
Issuance of common stock, conversion of debt	0.1400	35,072,571	351	4,907,146	—	—
Issuance of common stock, conversion of debt	0.1900	1,431,785	14	275,535	—	—
Issuance of common stock, conversion of debt	0.2000	1,887,500	19	377,481	—	—
Issuance of common stock, conversion of debt	0.3600	43,960	—	15,667	—	—
Issuance of common stock, cashless exercise of warrants	—	563,597	6	326,153	—	—
Issuance of common stock, services rendered	0.4650	100,000	1	46,499	—	—
Private placement of common stock	0.2200	13,636,357	136	2,999,864	—	—
Private placement of common stock	0.3024	4,960,317	50	1,499,950	—	—
Private placement of common stock	0.4000	13,265,000	133	5,305,867	—	—
Cashless exercise of warrants	—	—	—	(326,159)	—	—
Beneficial conversion feature, January Debenture	—	—	—	395,236	—	—
Warrant costs, consulting agreement	—	—	—	200,249	—	—
Warrant costs, January Debenture	—	—	—	13,418	—	—
Warrant costs, related to convertible debentures	—	—	—			(2,454)
Recovery of subscription receivable previously written off	—	—	—	19,000	—	—
Credit arising from modification of option terms	—	—	—	1,901,927	—	—
Net loss, year ended December 31, 2000	—	—	—	—	(8,816,192)	—

Balance, December 31, 2000		380,214,618	$3,802	$36,349,629	$(28,690,599)	$(299)

See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Continued)
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2006

					Deficit
	Common Stock				Accumulated
	Amount			Additional	during the	Discount
	Per			Paid-In	Development	on
	Share	Shares	Amount	Capital	Stage	Warrants
Balance, December 31, 2000		380,214,618	$3,802	$36,349,629	$(28,690,599)	$(299)

Issuance of common stock, exercise of options	$0.2700	40,000	1	10,799	—	—
Issuance of common stock, exercise of options	0.3600	20,000	1	7,199	—	—
Issuance of common stock, cashless exercise of warrants	—	76,411	1	77,491	—	—
Issuance of common stock, for services rendered	0.3500	100,000	1	34,999	—	—
Sale of common stock, for cash	0.1500	6,666,667	66	999,933	—	—
Sale of common stock, for cash	0.3000	2,000,000	20	599,980	—	—
Sale of common stock, for cash	0.3200	3,125,000	31	999,969	—	—
Sale of common stock, for cash	0.4000	1,387,500	14	554,986	—	—
Sale of common stock, for cash	0.2700	9,666,667	96	2,609,904	—	—
Warrant costs, private equity line of credit	—	—	—	1,019,153		(1,019,043)
Amortization of warrant costs, equity line of credit	—	—	—	—	—	356,594
Cashless exercise of warrants	—	—	—	(77,491)	—	—
Credit arising from modification of option terms	—	—	—	691,404	—	—
Net loss, year ended December 31, 2001	—	—	—	—	(11,086,567)	—

Balance, December 31, 2001		403,296,863	$4,033	$43,877,955	$(39,777,166)	$(662,748)

See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Continued)
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2006

					Deficit
	Common Stock				Accumulated
	Amount			Additional	during the	Discount
	Per			Paid-In	Development	on
	Share	Shares	Amount	Capital	Stage	Warrants
Balance, December 31, 2001		403,296,863	$4,033	$43,877,955	$(39,777,166)	$(662,748)

Sale of common stock, for cash	$0.1109	17,486,491	175	1,938,813	—	—
Sale of common stock, for cash	0.1400	22,532,001	225	2,840,575	—	—
Sale of common stock, for cash	0.1500	9,999,999	100	1,499,900	—	—
Issuance of common stock, conversion of debt	0.1100	909,091	9	99,991	—	—
Issuance of common stock, conversion of debt	0.1539	1,299,545	13	199,987	—	—
Warrant costs, termination agreement	—	—	—	190,757	—	—
Warrant costs, issued with sale of common stock, for cash	—	—	—	36,086	—	—
Expenses of stock issuance	—	—	—	(50,160)	—	(36,087)
Warrants granted for consulting services	—	—	—	107,382	—	—
Credit arising from modification of option terms	—	—	—	177,963	—	—
Amortization of warrant costs, equity line of credit	—	—	—	—	—	407,660
Beneficial conversion feature, May debenture	—	—	—	55,413	—	—
Beneficial conversion feature, July debentures	—	—	—	166,515	—	—
Net loss, year ended December 31, 2002	—	—	—	—	(9,321,065)	—

Balance, December 31, 2002		455,523,990	$4,555	$51,141,177	$(49,098,231)	$(291,175)

See notes to consolidated financial statements.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Continued)
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2006

					Deficit
	Common Stock				Accumulated
	Amount			Additional	during the	Discount
	Per			Paid-In	Development	on
	Share	Shares	Amount	Capital	Stage	Warrants
Balance, December 31, 2002		455,523,990	$4,555	$51,141,177	$(49,098,231)	$(291,175)

Sale of common stock, for cash	$0.0500	21,620,000	216	1,080,784	—	—
Sale of common stock, for cash	0.0800	22,650,000	226	1,811,774	—	—
Issuance of common stock, conversion of debt	0.0424	14,150,943	142	599,858	—	—
Issuance of common stock, conversion of debt	0.0480	12,500,000	125	599,875	—	—
Issuance of common stock, conversion of debt	0.0640	9,375,000	94	599,906	—	—
Issuance of common stock, conversion of debt	0.1000	7,255,754	73	725,653	—	—
Issuance of common stock, conversion of debt	0.1442	745,643	7	107,499	—	—
Issuance of common stock, conversion of debt	0.1818	562,865	6	102,323	—	—
Issuance of common stock, for services rendered	0.0790	100,000	1	7,899	—	—
Issuance of common stock, for services rendered	0.0930	107,527	1	9,999	—	—
Warrant costs, issued with issue of convertible debenture	—	—	—	517,141	—	(517,141)
Expenses of stock issuance	—	—	—	(199,989)	—	36,386
Amortization of warrant costs, related to convertible debenture	—	—	—	—	—	517,141
Amortization of warrant costs, equity line of credit	—	—	—	—	—	254,789
Litigation settlement -cash	—	—	—	(1,050,647)	—	—
Options issued for services rendered	—	—	—	351,000	—	—
Beneficial conversion feature, April debenture	—	—	—	482,859	—	—
Beneficial conversion feature, July debenture	—	—	—	375,000	—	—

Net loss, year ended December 31, 2003	—	—	—	—	(7,816,811)	—

Balance, December 31, 2003		544,591,722	$5,446	$57,262,111	$(56,915,042)	$—

See notes to consolidated financial statements.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Continued)
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2006

					Deficit
	Common Stock				Accumulated
	Amount			Additional	during the
	Per			Paid-In	Development
	Share	Shares	Amount	Capital	Stage	Total
Balance, December 31, 2003		544,591,722	$5,446	$57,262,111	$(56,915,042)	$352,515

Exercise of stock option	$0.08500	100,000	1	8,499	—	8,500
Sale of common stock, for cash	0.10000	120,000,000	1,200	11,998,800	—	12,000,000
Sale of common stock, for cash	0.15000	2,166,666	21	324,979	—	325,000
Issuance of common stock, conversion of debt	0.08000	21,945,719	220	1,755,438	—	1,755,658
Issuance of common stock, conversion of debt	0.10000	3,300,000	33	329,967	—	330,000
Issuance of common stock, conversion of debt	0.11574	1,857,730	19	214,995	—	215,014
Issuance of common stock, conversion of debt	0.12276	896,057	9	109,991	—	110,000
Issuance of common stock, conversion of debt	0.13194	1,629,840	16	215,025	—	215,041
Expenses of stock issuance	—	—	—	(26,000)	—	(26,000)
Beneficial conversion feature, January debenture	—	—	—	250,000	—	250,000
Warrants issued in settlement of distribution agreement	—	—	—	687,005	—	687,005
Option granted for services	—	—	—	5,784	—	5,784
Net loss, year ended December 31, 2004	—	—	—	—	(6,213,264)	(6,213,264)

Balance, December 31, 2004		696,487,734	$6,965	$73,136,594	$(63,128,306)	$10,015,253

See notes to consolidated financial statements.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Continued)
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2006

					Deficit
	Common Stock				Accumulated
	Amount			Additional	during the
	Per			Paid-In	Development
	Share	Shares	Amount	Capital	Stage	Total
Balance, December 31, 2004		696,487,734	$6,965	$73,136,594	$(63,128,306)	$10,015,253

Exercise of stock option	$0.09000	100,000	1	8,999	—	9,000
Net loss, year ended December 31, 2005		—	—	—	(5,200,171)	(5,200,171)

Balance, December 31, 2005		696,587,734	6,966	73,145,593	(68,328,477)	4,824,082
Options and warrants in exchange for services		—	—	217,033	—	217,033
Net loss, year ended December 31, 2006		—	—	—	(3,847,175)	(3,847,175)

Balance, December 31, 2006		696,587,734	$6,966	$73,362,626	$(72,175,652)	$1,193,940

See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Inception
				(February 20,
				1984) to
	Year Ended December 31,			December 31,
	2006	2005	2004	2006
Cash Flows from Operating Activities:
Net loss	$(3,847,175)	$(5,200,171)	$(6,213,264)	$(72,175,652)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	177,293	420,182	943,681	4,917,687
Impairment charge — patent cost		1,081,085	—	1,081,085
Cost in conection with settlement of distribution agreement	—	—	687,005	687,005
Amortization of debt issuance costs	—	—	232,374	1,303,524
Amortization of deferred interest costs on beneficial conversion feature of convertible debenture	—	—	431,383	5,423,579
Amortization of discount on warrants	—	—	—	1,681,533
Amortization of discount on warrants — consulting services	—	—	—	230,249
Amortization of deferred compensation cost	—	—	—	760,500
Issuance of common stock for debenture interest	—	—	16,383	237,486
Issuance of common stock for services	—	—	—	1,586,000
Compensation expense for options and warrants	217,033	—	5,784	4,093,413
Changes in operating assets and liabilities:
(Increase) decrease in other current assets	61,125	(3,642)	(42,710)	(79,766)
(Increase) decrease in other assets	(6,675)	—	6,461	(825,736)
Increase (decrease) in accounts payable and accrued liabilities	(156,260)	(91,254)	(496,234)	175,337

Total adjustments	292,516	1,406,371	1,784,127	21,271,896

Net cash used by operating activities	(3,554,659)	(3,793,800)	(4,429,137)	(50,903,756)

Cash Flows from Investing Activities:
Purchase of investments	—	—	—	(6,292,979)
Proceeds from sale of investments				6,292,979
Patent costs incurred		(151,725)	(134,708)	(1,239,119)
(Acquisition) disposal of property and equipment	(18,643)	(48,484)	(18,428)	(4,404,170)

Net cash used by investing activities	(18,643)	(200,209)	(153,136)	(5,643,289)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible debt	—	—	900,000	14,569,388
Proceeds from sale of securities, net of issuance costs	—	—	12,027,500	43,410,584
Proceeds from common stock subscribed but not issued	—	—	—	1,163,900
Proceeds from exercise of stock options		9,000	—	9,000
Payments under litigation settlement	—	—	—	(1,050,647)
Payments under capital lease	—	—	—	(420,581)
Payments on note payable	—	—	(15,573)	(111,320)
Recovery of subscription receivable written off	—	—	—	19,000

Net cash provided by financing activities	—	9,000	12,911,927	57,589,324

Net Increase (Decrease) in Cash and Cash Equivalents	(3,573,302)	(3,985,009)	8,329,654	1,042,279

Cash and Cash Equivalents, Beginning	4,615,581	8,600,590	270,936	—

Cash and Cash Equivalents, Ending	$1,042,279	$4,615,581	$8,600,590	$1,042,279

Supplemental Disclosure of Non-Cash Financing Activities:
Cash paid during the year for interest	$5,891	$5,786	$6,667

See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its 99.6% owned subsidiary, Advance Viral Research, Ltd. (LTD), a Bahamian Corporation. LTD is presented in the financial statements under “Discontinued Operations” (See Notes 4 and 12). All significant intercompany accounts have been eliminated.
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
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Research and Development
Research and development costs are expensed as incurred by the Company. The Company does not conduct research and development for third parties. Research and development costs may include consultants, studies conducted in Israel, studies in the U.S., laboratory supplies and travel.

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
Impairment of Long-Lived Assets
As detailed in Note 2, there is substantial doubt about the Company’s ability to continue as a going concern. As a result, pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment of Long-Lived Assets”, the Company has evaluated its long-lived assets for indicators of possible impairment since the circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under this procedure, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

The Company has reviewed its patent costs for impairment and identified patents for which there are no signed distribution or license agreements or for which no revenues or cash flows are included or projected. In 2004 the Company did not recognize any impairment charges. In 2005 the Company recognized impairment charges of $1,081,000, which represented the gross carrying amount net of accumulated amortization for the identified patents. After the impairment charge, the carrying amount of patents, which are the only intangible assets of the Company, was $0.

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
Estimated Fair Value of Financial Instruments
The information set forth below provides disclosure of the estimated fair value of the Company’s financial instruments presented in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006 and 2005. Since the reported fair values of financial instruments are based upon a variety of factors, they may not represent actual values that could have been realized as of December 31, 2006 and 2005 or that will be realized in the future.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, a money market fund and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature or they are payable on demand.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At various times during the year, the Company had cash balances in excess of federally insured limits. At December 31, 2006, the Company had bank deposits on hand of approximately $400,000 in excess of these limits. The Company maintains its cash, which consists primarily of demand deposits, with high quality financial institutions, which the Company believes limits this risk.

In addition, the Company maintains an investment account which is not insured by the FDIC. These funds, which were invested in money market funds at December 31, 2006, may be subject to insurance subject to various limitations. At December 31, 2006, there was approximately $429,000 held in this account.

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

During the year ended December 31, 2006, the Company recorded stock-based compensation in the amount of $217,033, substantially all of which pertained to options granted to the Company’s officers and directors during 2004. The adoption of SFAS No. 123R resulted in an increase to selling, general and administrative expenses, loss before income taxes and net loss of approximately $217,000, or $0.0 per share, over what would have been recorded under the original provisions of SFAS No. 123. At December 31, 2006, there was approximately $461,000 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.25 years.

SFAS No. 123R also requires entities to report the excess tax benefits from the exercise of stock options as cash inflows from financing activities. This requirement did not have an effect upon the Company due to the substantial amount of net operating loss carryforwards the Company had at December 31, 2006.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Stock-Based Compensation (Continued)
Prior to 2006 the Company had elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.” APB No. 25 provided that the compensation expense relative to the Company’s employee stock options was measured based on the intrinsic value of the stock option. SFAS No. 123 required companies that continued to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. The Company followed SFAS No. 123 in accounting for stock options issued to non-employees.

No stock-based employee compensation cost is reflected in net loss for the years ended December 31, 2005 and 2004 as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	2005	2004
Net loss as reported	$(5,200,171)	$(6,213,264)
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,503,246)	(3,655,762)

Pro forma net loss	$(7,703,417)	$(10,607,670)

Loss per share – basic and diluted
As reported	$(0.01)	$(0.02)

Pro forma	$(0.01)	$(0.02)

Net Loss Per Common Share
The Company computes loss per share in accordance with SFAS No. 128, “Earnings Per Share.” This standard requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted earnings per share computation.

Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during the year. The Company’s potentially issuable shares of common stock pursuant to outstanding stock options and warrants are excluded from the Company’s diluted computation, as their effect would be anti-dilutive. As of December 31, 2006, due to the fact that the exercise prices exceed the current market price of the Company’s common stock, no incremental shares would be considered in the calculation of the fully diluted earnings per share.

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
Recent Accounting Pronouncements
In September 2006, the SEC issued Staff Accounting Bulleting (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that have been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. The Company has reviewed, and implemented, the provisions of SAB No. 108 as of December 31, 2006, and has determined that it did not have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. Management believes the adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements (Continued)
In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the statement of financial condition; and provides transition and interim-period guidance, among other provisions. The provisions of FIN 48 are effective as of the beginning of the Company’s first fiscal year that begins after December 15, 2006. Management is currently evaluating the impact of the adoption of this pronouncement; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operation or cash flows.

In March 2006, the FASB issued FASB Staff Position No. FAS 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (“FAS 156”). FAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value and requires additional disclosures and separate presentation in the statement of financial position of the carrying amounts of servicing assets and servicing liabilities that an entity elects to subsequently measure at fair value to address concerns about comparability that may result from the use of elective measurement methods. The provisions of this FASB Staff Position are effective as of the beginning of the Company’s fiscal year that begins after September 15, 2006. Management believes the adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3” SFAS 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 carries forward without change the guidance contained in Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations, or liquidity.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 2. GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered accumulated net losses of $72,175,652 since inception and is dependent upon registration of AVR118 for sale before it can begin commercial operations. Conducting the clinical trials of AVR118 will require significant cash expenditures. AVR118 may never be approved for commercial distribution by any country. Because the Company’s research and development expenses and clinical trial expenses will be charged against earnings for financial reporting purposes, the Company expects that losses from operations will continue to be incurred for the foreseeable future. The Company’s cash position is inadequate to pay all the costs associated with operations and the full range of testing and clinical trials required by the FDA. Unless and until AVR118 is approved for sale in the United States or another industrially developed country, the Company will be dependent upon the continued sale of its securities, debt or equity financing for funds to meet its cash requirements. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. No assurance can be given that the Company will be able to sustain its operations until FDA approval of AVR118 for commercial sale is granted or that any approval will ever be granted. Management is currently (i) seeking equity and debt financing, and (ii) exploring the sale of certain assets.

During 2005 and 2006, the Company did not receive any proceeds from any debt or equity transactions. During 2004, the Company completed several equity transactions and issued convertible debt for which it received cash proceeds of approximately $13,208,000.

In 2007, the Company has received to date net proceeds of $1,325,000 in connection with the sale to Cornell Capital Partners, L.P. of an aggregate of $1,500,000 principal amount of its 9% convertible debentures and warrants to purchase an aggregate of 48,076,923 shares of common stock, which are exercisable through January 1, 2012 at an exercise price equal to $0.0312. See Note 5 for additional information about the Company’s sale of the convertible debentures and warrants pursuant to a securities purchase agreement entered into by the Company in January 2007.

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

There is no assurance that the Company will be able to raise equity or debt financing on commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations. The failure to raise equity or debt financing will negatively impact the Company and its growth plans and its financial condition. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 3. PROPERTY AND EQUIPMENT

	Estimated Useful
	Lives (Years)	2006	2005
Land and improvements	15	$34,550	$34,550
Building and improvements	5-30	1,432,803	1,432,803
Machinery and equipment	5	3,447,310	3,428,667

		4,914,663	4,896,020
Less accumulated depreciation		4,748,907	4,571,613

		165,756	324,407

Less property and equipment included in assets held for sale, net (Note 4)		111,675	111,675

		$54,081	$212,732

NOTE 4. ASSETS HELD FOR SALE
During 2002, the Board of Directors approved a plan to sell Advance Viral Research, Ltd. (LTD), the Company’s Bahamian subsidiary. As required under Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment of Long-Lived Assets”, the net book values of the assets (LTD had no liabilities as of December 31, 2006 other than an inter-company payable that has been eliminated) have been reflected on the balance sheet as held for sale and the operations have been included in discontinued operations for the years ended December 31, 2006, 2005 and 2004 (see Note 12). The assets, which consist principally of a building, are not currently being depreciated. Management continues to evaluate offers and believes that the estimated selling price less estimated cost to sell exceeds the net book value of LTD and therefore no impairment loss has been charged to discontinued operations.

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

During 2004, the Company raised approximately $2,626,000 in gross proceeds through the sale of convertible debentures, which, including accrued interest, were subsequently converted into 29,629,346 shares of Company common stock. During 2004 the Company also sold 122,166,666 shares of Company common stock for total net proceeds of approximately $12,325,000. In connection with the sale of convertible debentures and shares of common stock, the Company issued warrants to acquire an aggregate of 20,360,000 common shares, including warrants to placement agents. As of December 31, 2006, warrants to acquire an aggregate of 68,041,501 shares remain exercisable.

During 2005 and 2006, the Company did not receive any proceeds from any debt or equity transactions. In 2007, the Company has received to date net proceeds of $1,325,000 in connection with the sale of an aggregate of $1,500,000 principal amount of its 9% convertible debentures and warrants to purchase an aggregate of 48,076,923 shares of common stock.
Securities Purchase Agreements
In February 2004 the Company entered into an agreement with James Dicke II and James Dicke III, pursuant to which, for an aggregate purchase price of $12 million, the Company agreed to sell an aggregate of (i) 120 million shares of common stock; and (ii) warrants to purchase 15 million shares of common stock through February 2, 2007 at an exercise price of $0.20 per share. The warrants have expired, unexercised. In addition, the Company granted demand and piggyback registration rights to the investors for the shares issued or issuable in connection with the transaction. James F. Dicke II is the Chairman and CEO of Crown Equipment Corporation and a former member of the Board of Directors.

On January 1, 2007, the Company entered into a securities purchase agreement with Cornell Capital Partners, L.P. (“Cornell”), to sell $1,500,000 principal amount of 9% secured convertible debentures, due December 31, 2009, along with warrants to purchase an aggregate of 48,076,923 shares of its common stock, which are exercisable through December 31, 2009 at an exercise price equal to $0.0312 or as may be adjusted from time to time pursuant to the terms thereof (the “Cornell Agreement”). Pursuant to the Cornell Agreement, Yorkville Advisors LLC, the general partner of Cornell, received cash compensation equal to 10% of the gross proceeds of the convertible debentures purchased by Cornell as well as a $20,000 structuring fee and a $10,000 due diligence fee.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 5. SECURITIES PURCHASE AGREEMENTS (Continued)
Securities Purchase Agreements (Continued)
Cornell acquired $1,000,000 of convertible debentures on January 5, 2007, and acquired an additional $500,000 of convertible debentures on February 16, 2007. In connection with the first closing, the Company received net proceeds of $875,000 on January 5, 2007. In connection with the second closing, the Company paid an additional $50,000 to Yorkville, and received net proceeds of $450,000 on February 16, 2007.

Cornell may convert the debentures plus accrued interest, (which may be paid at the Company’s option, subject to certain conditions regarding registration of the shares underlying the debenture, in cash or common stock), in shares of the Company’s common stock at a conversion price equal to the lesser of $0.0312 or 95% of the lowest volume weighted average price of the Company’s common stock during the thirty consecutive trading days immediately preceding the applicable conversion date. Subject to certain exceptions, at the Company’s option, the Company may redeem a portion or the entire outstanding debenture at a price equal to 115% of the amount redeemed plus accrued interest. The Company was obligated to file a registration statement registering the resale of all shares of common stock that may be issued to Cornell upon the conversion of the convertible debentures or exercise of the warrants. The registration statement was filed on February 12, 2007.

An allocation of the proceeds received from the issuance of the secured convertible debentures will be made between the debt instrument and the warrant by determining the pro-rata share of the proceeds for each by comparing the fair value of each security issued to the total fair value. The fair value of the warrant will be determined using the Black-Scholes model. The fair value of the secured convertible debentures will be determined by measuring the fair value of the common shares on an “as-converted” basis. The amount allocated to the warrant will be recorded as a discount on the debt issued and additional paid-in capital. The value of the beneficial conversion feature, if any, of the secured convertible debentures will be calculated by comparing the fair value of the underlying common shares on the date of issuance based on the closing price of the Company’s common stock to the “effective” conversion price. The beneficial conversion feature, if any, will be recorded as a discount on the debenture and will be amortized as additional interest expense over the life of the debenture.

Subject to the Company’s enrollment of the first patient in the Phase II study of AVR118 used as a topical and intralesional therapy on dermatologic conditions and the registration statement being declared effective by the SEC, Cornell has agreed to purchase up to an additional $750,000 of convertible debentures upon the execution of similar transaction documents on terms mutually agreed upon by the parties.

The Company’s obligations under the Cornell Agreement, the convertible debentures and the ancillary documents entered into in connection therewith are secured by a first priority security interest in all of the Company’s assets. This security interest expires upon the earlier to occur of (i) $500,000 or less principal amount of the convertible debentures remains outstanding; (ii) the Company receives $3,000,000 of capital, in any form other than through the issuance of free-trading shares of common stock, from sources other than Cornell, which is utilized to either repay

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 5. SECURITIES PURCHASE AGREEMENTS (Continued)
Securities Purchase Agreements (Continued)
the convertible debentures in full, or reduce the outstanding principal amount of the convertible debentures to $500,000; or (iii) the satisfaction of the Company’s obligations under the agreement, the convertible debentures and the ancillary documents entered into in connection therewith.

The registration rights agreement with Cornell requires the Company, subject to certain terms and conditions, to register the underlying shares of the Company’s common stock under the Securities Act. The registration rights granted are subject to customary exceptions and qualifications and compliance with certain registration procedures. The Company is required to pay to Cornell liquidated damages of 2% of the aggregate purchase price of the liquidated value of the convertible debentures for each 30-day period if any of the following events occurs and during the period such event is continuing: (i) the Company fails to file with the Securities and Exchange Commission the registration statement on or before the 60th day after January 1, 2007; (ii) the registration statement is not declared effective by the Securities and Exchange Commission on or before May 1, 2007; or (iii) after the effective date of the registration, sales cannot be made pursuant to the registration statement (whether because of a failure to keep the registration statement effective, failure to disclose such information as is necessary for sales to be made pursuant to the registration statement, failure to register sufficient shares of common stock or otherwise). Such payments must be made within three business days of such failure and every 30-day period thereafter until such failure is cured. Any liquidated damages begin accruing on the date of any such failure.

If payment under a registration payment arrangement is probable and can be reasonably estimated at inception of the arrangement, a liability should be recorded as part of the allocation of proceeds. If the penalty becomes probable and reasonably estimable after the inception, the liability is recognized immediately into earnings at that time. The Company does not intend to record a liability in connection with the registration rights agreement as management believes payment is not considered probable at this time.
Warrants Issued in Settlement
On February 9, 2004, the Company entered into a termination and release agreement with DCT, S.R.L. and certain of its affiliates pursuant to which various agreements were terminated (see Note 10). In consideration, the Company agreed to pay DCT $60,000 and granted warrants to purchase an aggregate of 5 million shares of common stock to certain of DCT’s affiliates at an exercise price of $0.16 for a period of five years. The warrants were valued at $687,005 and are included in the accompanying consolidated statement of operations as cost in connection with settlement of distribution agreement. In addition the recipients of the warrants agreed not to sell more than an aggregate of 2 million shares of common stock in any six-month period for a period of five years.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 5. SECURITIES PURCHASE AGREEMENTS (Continued)
Private Equity Line of Credit
On April 28, 2003, the Company entered into an equity line of credit with Cornell Capital Partners LP for a period of three years. In December 2003, the Company registered 95,712,595 shares that may be issued under the equity line of credit. The equity line of credit expired, unused, on April 28, 2006. 15,000,000 warrants issued with the credit line with an exercise price of $.091 are exercisable until April 28, 2008.
Summary of Warrant Activity
A summary of warrants issued and outstanding in connection with convertible debentures and equity transactions is presented below. Upon exercise, warrants are convertible into an equal number of the Company’s .00001 par value common stock. The warrants are exercisable immediately.

		2006				2004
	Warrants	Weighted-	Warrants	2005	Warrants	Weighted-
	1/1/2006-	Average	1/1/2005 -	Weighted- Average	1/1/2004 -	Average
	12/31/2006	Exercise Price	12/31/2005	Exercise Price	12/31/2004	Exercise Price
Outstanding at beginning of year	73,776,501	.202	90,423,909	.237	70,418,170	.253
Granted	0	.0	0	.0	20,931,667	.191
Exercised	0	.0	0	.0	0	.0
Forfeited	(5,735,000)	.938	(16,647,408)	.394	(925,928)	.351

Outstanding at end of year	68,041,501	.140	73,776,501	.202	90,423,909	.237

Exercisable at year end	68,041,501	.140	73,776,501	.202	90,423,909	.237

The following table summarizes information for warrants to purchase common stock outstanding at December 31, 2006:

	Warrants Outstanding and Exercisable
	Number	Weighted-Average
Range of	Outstanding	Remaining	Weighted-Average
Exercise Prices	at 12/31/06	in months	Exercise Price
$0.09 – $0.11	28,188,200	20	.0952
$0.12 – $0.18	20,836,500	17	.1325
$0.19 – $0.27	18,481,667	20	.2036
$0.28 – $0.41	178,378	2	.2880
$0.42 – $0.61	178,378	2	.5760
$0.62 – $0.92	178,378	2	.8640

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 6. COMMITMENTS AND CONTINGENCIES — GENERAL
Potential Claim for Royalties
The Company may be subject to claims from certain third parties for royalties due on sale of AVR118. The Company has not as yet received any notice of claim from such parties.
Product Liability
The Company is unaware of any claims or threatened claims since Reticulose was initially marketed in the 1940’s; however, one study noted adverse reactions from highly concentrated doses in guinea pigs. In the future, the Company could be subjected to claims for adverse reactions resulting from the use of AVR118. In the event any claims for substantial amounts were successful, they could have a material adverse effect on the Company’s financial condition and on the marketability of AVR118. In November 2005, the Company renewed its product liability insurance until November 2006 at a cost of approximately $31,000. It was extended for two months until January 26, 2007 and then renewed until January 26, 2008 at annual rate of $25,000. There can be no assurance that the Company will be able to continue to secure additional insurance in adequate amounts or at reasonable premiums if it determined to do so. Should the Company be unable to secure additional product liability insurance, the risk of loss to the Company in the event of claims would be greatly increased and could have a material adverse effect on the Company.
Lack of Patent Protection
During 2006 the Company reviewed its patent inventory and the cost to maintain them. The Company determined that certain patents and patent applications were not useful and has chosen to abandon them. The Company has determined that the cost to apply for and maintain patents in third world countries is not justified. The Company’s strategy is to concentrate its efforts in the United States, Europe, Japan, Canada, Australia and in some cases China which represents over 90% of the world’s pharmaceutical markets. Patent costs are expensed when incurred and therefore the cost of abandoned patents and patent applications has no effect on the financial statements. The Company presently has issued or granted 14 U.S. patents, two Australian patents and one Canadian patent. In addition, the Company currently has five patent applications pending with the U.S. Patent Office and 16 foreign patent applications. The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing a similar product. There can be no assurance that such patents, if obtained, will be enforceable.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 7. COMMITMENTS AND CONTINGENCIES — FDA FILINGS AND STUDIES
Summary
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
Wound Healing
In April 2006, the Company commenced a study at the University of Miami to preliminarily test the efficacy of topically applying AVR118 to wounds in animal models (e.g. pigs). A report received from the University of Miami in August 2006 analyzing the data from the three pig study indicated that the topical application of AVR118 accelerates the rate at which wounds heal. Although preliminary, the Company believes that further study is merited. In November 2006, the Company filed an amendment with the FDA to the Company’s existing IND to expand the use of AVR118 to include a Phase II pilot study involving topical and intralesional therapy. Management believes these applications could potentially be used to treat a wide variety of common dermatologic conditions. The Phase II pilot study would involve patients with common skin problems ranging from acne scars to surgical wounds, and would study how AVR118’s ability to promote tissue repair and regeneration can be put to use in the clinical setting, and analyze the efficacy of AVR118 as a topical or intralesional therapy. The Company has begun work in developing a topical formulation that can easily be applied directly onto the skin. Total costs incurred through December 31, 2006 relating to this study were approximately $36,000.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 7. COMMITMENTS AND CONTINGENCIES — FDA FILINGS AND STUDIES (Continued)
Phase II Dermatological Study
In January 2007, the Company began a Phase II study using a topically applied spray formulation of AVR118 as a wound healing agent. A report received from the University of Miami in August 2006 analyzing data from a limited animal study indicated that a topical application of AVR118 accelerates the rate at which wounds heal. Although preliminary, the Company believed that further study was merited, and accordingly the Company commenced the Phase II dermatological study.
Phase II Cancer Study
In February 2005, the Company entered into an agreement with the Biomedical Research Alliance (BRANY), as agent for a network of hospitals, pursuant to which the hospitals would conduct a Phase II clinical study to evaluate the effect of a 4.0 ml dose of AVR118 administered to patients with systemic symptoms related to advanced cancer who are not receiving chemotherapy. The Company experienced difficulty accruing patients for the Phase II cancer study and in December 2005, amended the protocol to permit patients undergoing third-line chemotherapy treatment to become participants in the Phase II cancer study, in order to facilitate patient accrual. As of December 31, 2006, only eleven patients had been enrolled in the Phase II cancer study. The total cost incurred through December 31, 2006 relating to this Phase II cancer study was approximately $478,000.

There has not been any activity in this study since the third quarter of 2006, when the Company commenced discussions with several teaching centers to expand the study to include patients in the earlier stages of disease to determine the efficacy of AVR118 on such patients. The Company believes transitioning the study to such centers would enable it to accelerate enrollment in an expanded program where higher patient accrual rates can be achieved.
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
(Continued)
NOTE 7. COMMITMENTS AND CONTINGENCIES — FDA FILINGS AND STUDIES (Continued)
Phase I Study on Type 2 Diabetes (Continued)
In May 2006, the Company completed enrollment of the first 30 patients on the 4.0 ml dosage portion of the study. In June 2006, the Company terminated further accrual of the patients on the 1.0 ml dosage after three patients had been accrued. Following an interim analysis of the 30 patients treated with the 4.0 ml dose as well as the additional three patients treated with the 1.0 ml dose, the Company concluded that: (i) AVR118 can be given safely to patients with Type 2 diabetes, and (ii) in contrast to previous reports, AVR118 had no apparent effects on blood glucose levels in patients receiving oral hypoglycemic therapies, and no demonstrable effect on blood chemistry, hematology, weight gain or lean body mass in Type 2 diabetes patients. The total cost incurred through December 31, 2006 relating to this Phase I study is approximately $516,000.
Testing on Avian Flu
In 2006, the Company performed testing for the efficacy of AVR118 on the H5N1 hybrid strain of the avian flu. Although antiviral activity was seen at very high dosages, there are no current plans to pursue further work in this area. The total cost incurred through December 31, 2006 relating to this study was approximately $7,000.
Phase I/II Study on Cachexia in AIDS (Israel)
In December 2004, the Company completed a Phase I/II study in Israel to test the safety and tolerance of injectable AVR118 involving cachectic AIDS patients who may or may not be receiving anti-retroviral therapy or highly active anti-retroviral therapy (HAART). The Company’s objective for this study was to determine the safety and tolerance of AVR118. Results from the 30 patients in three different dose groups of AVR118 showed improvement in appetite, weight gain or stability, body mass index, and fat percentage with more significant improvements in the two higher dose levels. None of the patients reported any serious side effects associated with AVR118 therapy. The total cost incurred through December 31, 2004 relating to this clinical trial was approximately $1,851,000. No costs were incurred in 2005 or 2006 in connection with this study.

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
(Continued)
NOTE 8. COMMITMENTS AND CONTINGENCIES — COMPENSATORY AWARDS
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
(Continued)
NOTE 8. COMMITMENTS AND CONTINGENCIES — COMPENSATORY AWARDS (Continued)
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

Pursuant to her employment agreement, Dr. Hawkins received a signing bonus of $50,000, a base salary of $350,000 per year, and was eligible to receive an annual cash bonus of up to 50% of her then base salary based on certain performance objectives in the sole discretion of the Board of Directors. In addition, Dr. Hawkins was entitled to reimbursement of certain expenses and to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other executives of Advanced Viral and their families. Upon the execution of her employment agreement, Dr. Hawkins received an option to purchase 40 million shares of the Company’s common stock through February 2009. The option vested in increments of 666,667 on a monthly basis, and was exercisable at prices ranging from $0.12 to $0.16 per option share. On February 14, 2006, the Company approved a cash bonus payment of $87,500 to Dr. Hawkins with respect to the year ended December 31, 2005. The bonus was paid in three equal installments of $29,166.66 on February 21, 2006, March 21, 2006 and April 21, 2006.

Pursuant to the agreement, upon termination Dr. Hawkins received her base salary earned through the date of termination, accrued vacation, and all applicable reimbursements due. In addition, all unvested options (24 million option shares) were cancelled, and all vested options (16.4 million option shares) became exercisable until May 18, 2006. These options expired, unexercised.
Hawkins Consulting Agreement
On February 17, 2006, the Company entered into a consulting agreement with Dr. Hawkins pursuant to which she agreed to provide consulting services to the Company on such matters pertaining to its business as may, from time to time, be requested of her by the Company’s Chairman of the Board of Directors or his designee. Dr. Hawkins received a consulting fee of $325 per hour for her consulting services. The initial term of the consulting agreement was 90 days, which term was extended by 30 days until June 18, 2006 pursuant to an agreement between the Company and Dr. Hawkins. Through the termination date of June 18, 2006, the Company paid Dr. Hawkins approximately $153,000 for such consulting services.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 8. COMMITMENTS AND CONTINGENCIES — COMPENSATORY AWARDS (Continued)
Botter Consulting Agreement
In June 2006, the Company entered into a consulting agreement with a member of the Board of Directors, Angelo Botter, pursuant to which he will provide consulting services to the Company as may, from time to time, be requested of him by the President or Board of Directors. Mr. Botter shall receive a consulting fee of $1,000 per day for his consulting services. The initial term of the consulting agreement shall be for nine months, and shall be automatically extended by successive thirty (30) day periods unless either party notifies the other in writing of its intent not to extend the term within five days of the end of the then existing term. The Company has incurred and paid approximately $12,000 for 2006.
Pike Consulting Agreement
In June 2006, the Company entered into a consulting agreement with Izzy Pike, MD, Consulting, LLC, whose principal is Isadore Murray Pike, M.D., pursuant to which he will provide consulting services to the Company on such matters pertaining to the Company’s clinical programs and related matters as may, from time to time, be requested of him by the President or Board of Directors. Dr. Pike’s firm shall receive a consulting fee of $375 per hour for his consulting services. The initial term of the consulting agreement shall be for nine months, and shall be automatically extended by successive thirty (30) day periods unless either party notifies the other in writing of its intent not to extend the term within five days of the end of the then existing term. The Company has incurred and paid approximately $20,000 for 2006.
KGA Consulting Agreement
In June 2006, the Company entered into a consulting agreement with Kensington Global Alliances LLC (“KGA”), whose principal is Dr. Pablo A. Scolnick, pursuant to which KGA will provide consulting services to the Company on such matters pertaining to business development as may, from time to time, be requested by the Chief Executive Officer of the Company. KGA shall receive a retainer of $5,000 per month for such consulting services. The agreement may be terminated by either party at any time upon thirty (30) days written notice. The Company has incurred and paid approximately $30,000 for 2006.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 9. COMMITMENTS AND CONTINGENCIES — STOCK OPTIONS
Board of Directors
In December 2003, the Company granted an aggregate of 21,200,000 options to purchase shares of the Company’s common stock to certain members of the Board of Directors and various committees of the Board of Directors. Options to purchase 12,200,000 shares are exercisable at $0.18 per share through December 19, 2013. The remaining 9,000,000 shares are exercisable at $0.18 per share and vest at the rate of 750,000 options every 30 days commencing December 20, 2003. The fair value of the options was estimated to be $3,698,678 ($0.1745 per option) based upon a financial analysis of the terms of the options using the Black-Scholes pricing model with the following assumptions: expected volatility of 131%; a risk free interest rate of 4.20% and on expected holding period of ten years. The Company recognized the fair value of the options as compensation expense on a pro forma basis based on the vesting period, which was all in 2004.

In February 2004, in connection with the hiring of Dr. Hawkins as the Company’s new President and Chief Executive Officer, certain outstanding options were amended:
•	an option to purchase 9 million shares of the Company’s common stock originally granted by the Company in December 2003 to Eli Wilner in his capacity as acting CEO, was amended to reduce the number of shares underlying the option to 1.5 million shares of the Company’s common stock, and became exercisable immediately at $0.18 per share through December 2013. The fair value of this option was estimated to be $261,731 ($0.1745 per option) based upon a financial analysis of the terms of the options using the Black-Scholes pricing model with the following assumptions: expected volatility of 131%; a risk-free interest rate of 4.20% and an expected holding period of 10 years; and

•	an option to purchase 1.5 million shares of the Company’s common stock originally granted by the Company in December 2003 to Dr. Hawkins in her capacity as a member of the Board of Directors, was amended to reduce the number of shares underlying the option to 375,000 shares of the Company’s common stock, and became exercisable immediately at $0.18 per share through December 2013. The fair value of this option was estimated to be $65,433 ($0.1745 per option) based upon a financial analysis of the terms of the options using the Black-Scholes pricing model with the following assumptions: expected volatility of 131%; a risk-free interest rate of 4.20% and an expected holding period of 10 years. Dr. Hawkins resigned in February 2006. In May 2006 this option expired, unexercised.
In February 2004, an option to purchase 5 million shares of the Company’s common stock was granted to Eli Wilner, Chairman of the Board of Directors with monthly vesting over five years, exercisable at $0.15 per share. The fair value of this option was estimated to be $727,486 ($0.1455 per option) based upon a financial analysis of the terms of the options using the Black-Scholes pricing model with the following assumptions: expected volatility of 156%; a risk-free interest rate of 3.08% and an expected holding period of 5 years. The Company will recognize the fair value of the options as compensation expense over the vesting period.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 9. COMMITMENTS AND CONTINGENCIES — STOCK OPTIONS (Continued)
Board of Directors (Continued)
In June 2004, in recognition of the effectiveness of the Company’s new President and CEO, Dr. Elma Hawkins, the Board of Directors elected to disband the Executive Management Committee and 750,000 options previously granted in December 2003 were cancelled.

In January 2005, the Company granted options to purchase an aggregate of 9,550,000 shares of the Company’s common stock to certain members of the Board of Directors and various committees of the Board of Directors. Options to purchase these shares are exercisable at $0.14 per share through January 10, 2015. The fair value of the options was estimated to be $1,287,625 ($0.1348 per option) based upon a financial analysis of the terms of the options using the Black-Scholes pricing model with the following assumptions: expected volatility of 200%; a risk-free interest rate of 4.26% and an expected holding period of ten years. During 2005, the Company recognized the fair value of the options as compensation expense on a pro forma basis based on the vesting period, which was all in 2005.
Employees and Service Agreements
In September 2004, the Company issued options to purchase 2,500,000 shares of common stock at an exercise price of $0.10 through September 2009 to certain employees. These options vests in annual installments over five years. The fair value of the option was estimated to be $240,632 ($0.0963 per option) based upon a financial analysis of the term of the option using the Black-Scholes Pricing Model with the following assumptions: expected volatility of 183%; a risk-free interest rate of 3.28% and an expected holding period of five years. The Company will recognize the fair value of the options as compensation expense over approximately five years (the vesting period of the options). Compensation expense for 2004 and 2005 were presented on a pro forma basis. As of January 1, 2006, $120,474 of compensation expense will be recognized over the remaining vesting period of the options.

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

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 9. COMMITMENTS AND CONTINGENCIES — STOCK OPTIONS (Continued)
Summary of Stock Options
The fair value of each of the Company’s stock options is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005 and 2004 respectively: There was no grant in 2006.

	2005	2004
Expected life	10	5
Expected volatility	200%	156-183%
Risk-free rate	4%	3-4%
Dividend yield	—	—
A summary of the status of the Company’s fixed price stock options as of December 31, 2006, 2005, and 2004 and changes during the years ending on those dates is presented below:

		2006		2005		2004
		Weighted-Avg		Weighted-Avg		Weighted-Avg
	2006 Shares	Exercise Price	2005 Shares	Exercise Price	2004 Shares	Exercise Price
Outstanding at beginning of year	154,014,554	.1588	147,137,705	.1704	110,174,705	.2122
Granted	0		9,550,000	.135	47,600,000	.113
Exercised	0		(100,000)	(.09)	(100,000)	.085
Forfeited	(40,806,271)	(.1393)	(2,573,151)	(.1319)	(10,537,000)	(.1277)

Outstanding at end of year	113,208,283	.1656	154,014,554	.1588	147,137,705	.1704

Options exercisable at year end	108,900,950	.1675	121,332,554	.1704	106,047,038	.1383

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of	Number	Weighted-Average	Weighted-	Number	Weighted-
Exercise	Outstanding	Remaining	Average	Exercisable	Average
Prices	at 12/31/06	Contractual Life	Exercise Price	at 12/31/06	Exercise Price
$0.05 - $0.07	24,500,000	5.6 years	.0542	23,800,000	.0544
$0.08 - $0.12	17,971,603	2.7 years	.0913	16,471,603	.0906
$0.13 - $0.18	30,320,000	4.7 years	.1625	28,212,667	.1634
$0.19 - $0.27	35,677,880	1.4 years	.2573	35,677,880	.2573
$0.28 - $0.36	4,738,800	1.6 years	.3513	4,738,800	.3513
At December 31, 2006, the weighted-average remaining contractual life of outstanding stock options and exercisable stock options was 3.4 and 3.3 years, respectively. The closing bid price of the Company’s shares of common stock on December 31, 2006 was $0.032. Therefore, the stock options had no intrinsic value at December 31, 2006.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 10. COMMITMENTS AND CONTINGENCIES — AGREEMENTS
MediVector
In March 2004, the Company entered into a Master Contract Services Agreement with MediVector, Inc. whereby, pursuant to various project orders, MediVector processed and analyzed data and provided biopharmaceutical consulting services in connection with the Company’s ongoing studies and IND activities on a project by project basis. Since inception of the agreement through December 2006, the Company has incurred and paid approximately $1,783,000.

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

In June 2006, the Master Contract Services Agreement and associated project orders were amended to provide, among other things, that instead of a monthly retainer of $35,000, MediVector shall be available to provide consulting services at the Company’s request at the rate of $400 per hour through June 1, 2007. MediVector completed the outstanding project orders and delivered the required reports and documentation. The Company made final project payments in early October 2006. The agreement and associated project orders can be terminated by the Company at any time upon written notice to MediVector in the event of a breach by MediVector that cannot be cured (i.e. breach of the confidentiality obligations), or by either party for cause at any time upon thirty (30) days prior written notice to the other party.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 10. COMMITMENTS AND CONTINGENCIES — AGREEMENTS
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

On February 9, 2004, the Company entered into a termination and release agreement with DCT, S.R.L. and certain of its affiliates pursuant to which a distribution agreement and various testing agreements with DCT, along with any and all distribution rights and rights to royalties or fees thereunder, were terminated. In addition, the agreement provides that any and all intellectual property rights relating to the terminated agreements were the property of Advanced Viral, and the parties released each other from claims relating thereto. In consideration, the Company agreed to pay DCT $60,000 and granted warrants to purchase an aggregate of 5 million shares of common stock to certain of DCT’s affiliates at an exercise price of $0.16 for a period of five years. In addition the recipients of the warrants agreed not to sell more than an aggregate of 2 million shares of common stock in any six-month period for a period of five years. The warrants were valued at $687,005 and are included in the accompanying consolidated statement of operations for 2004 as cost in connection with settlement of distribution agreement.
Leases
The Company has executed a lease, as amended, for 16,650 square feet of laboratory facilities in Yonkers, New York. The total annual rental commitment for the Yonkers facilities was $290,000 from May 2002 until April 2005. In December 2004, the Company amended this lease extending its term until April 2008. A lower annual rent of $283,000 was negotiated for this three year extension.

Total lease expense for the years ended December 31, 2006, 2005 and 2004 amounted to approximately $287,000, $288,000 and $299,000, respectively.

Future minimum lease commitments as of December 31, 2006 are as follows:

Year ending December 31:
2007	$283,000
2008	94,000

Total	$377,000

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 11. INCOME TAXES
The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” SFAS No. 109 is an asset and liability approach for computing deferred income taxes.

As of December 31, 2006, the Company had net operating loss carryforwards for Federal income tax reporting purposes amounting to approximately $55,444,000 which expire in varying amounts to 2026.

The Company presently has temporary differences between financial reporting and income tax reporting relating to the amortization of warrant costs, compensation expense for the extension of options, and depreciation.

The components of the deferred tax asset as of December 31, 2006 and 2005 were as follows.

		(Restated)
	2006	2005
Benefit of net operating loss carry forwards	$22,177,000	$21,072,000
Depreciation	397,000	381,000
Stock compensation expense	87,000	—
Other	3,000	14,000

Total	22,664,000	21,223,000
Less valuation allowance	(22,664,000)	(21,223,000)

Net deferred tax asset	$—	$—

As of December 31, 2006 and 2005, sufficient uncertainty exists regarding the realizability of these deferred tax assets and, accordingly, a 100% valuation allowance has been established regarding these deferred tax assets.

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

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 12. DISCONTINUED OPERATIONS
SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale to be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. See Note 4 for more detail regarding the planned sale of LTD and classification as held for sale. The following table details the amounts reclassified to discontinued operations:

				Inception
				(February 20, 1984)
	Year Ended December 31,			to December 31,
	2006	2005	2004	2006
Revenues	$—	$—	$—	$—

Costs and Expenses:
General and administrative	23,384	7,963	16,157	1,374,718
Depreciation	0	14,896	14,499	316,737
Other Income	0	3,268	132,097	140,020

Income (Loss) from Discontinued Operations	$(23,384)	$(19,591)	$101,441	$(1,551,435)

NOTE 13. 401(K) PLAN
The Company has a 401(k) plan that allows eligible employees to contribute up to 20% of their salary, subject to annual limits imposed by the Internal Revenue Service.. In March 2003, the Company amended the terms of the Company’s 401(k) plan to terminate the obligation to make matching contributions.