Form 10-Q
period 2007-03-31
ADVANCED VIRAL RESEARCH CORP
filed 2007-05-15
CIK 786623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

Indicate the number of shares of the registrant’s Common Stock outstanding as of the close of business on May 14, 2007: 696,587,734

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

Advanced Viral Research Corp.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
ASSETS

Current Assets:
Cash and cash equivalents	$1,530,675	$1,042,279
Prepaid insurance	99,255	52,023
Other current assets	62,407	7,981

Total current assets	1,692,337	1,102,283

Property and Equipment, Net	46,703	54,081
Assets Held for Sale	115,216	112,319
Other Assets	256,802	94,392

Total assets	$2,111,058	$1,363,075

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$105,765	$65,151
Accrued liabilities	87,593	103,984

Total current liabilities	193,358	169,135

Long Term Debt
Convertible Debenture — Net	263,705	—

Commitments and Contingencies

Stockholders’ Equity:
Common stock; 2,000,000,000 shares (2007) and 1,000,000,000 (2006) of $.00001 par value authorized, 696,587,734 shares issued and outstanding	6,966	6,966
Undesignated preferred stock, 50,000,000 shares (2007) of $.00001 par value authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	74,783,487	73,362,626
Deficit accumulated during the development stage	(73,136,458)	(72,175,652)

Total stockholders’ equity	1,653,995	1,193,940

Total liabilities and stockholders’ equity	$2,111,058	$1,363,075

See notes to condensed consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			Inception
	Three Months Ended		(February 20,
	March 31,		1984) to
			March 31,
	2007	2006	2007
Revenues	$—	$—	$231,892

Costs and Expenses:
Research and development	185,900	497,258	25,023,375
General and administrative	624,230	695,162	32,928,115
Cost in connection with settlement of distribution agreement	—	—	687,005
Depreciation and amortization	8,913	60,077	4,315,823
Impairment charge — patent cost	—	—	1,081,085

	819,043	1,252,497	64,035,403

Loss from Operations	(819,043)	(1,252,497)	(63,803,511)

Other Income (Expense):
Interest income	15,570	34,510	1,319,742
Other income	—	—	120,093
Interest expense	(153,847)	(653)	(8,915,361)
Severance expense — former directors	—	—	(302,500)

	(138,277)	33,857	(7,778,026)

Loss from Continuing Operations	(957,320)	(1,218,640)	(71,581,537)
Loss from Discontinued Operations	(3,486)	(2,875)	(1,554,921)

Net Loss	$(960,806)	$(1,221,515)	$(73,136,458)

Net Loss Per Common Share
Basic and Diluted:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)

Net loss	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	696,587,734	696,587,734

See notes to condensed consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
	Three Months Ended		(February 20,
	March 31,		1984) to
			March 31,
	2007	2006	2007
Cash Flows from Operating Activities:
Net loss	$(960,806)	$(1,221,515)	$(73,136,458)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	8,914	61,936	4,926,601
Impairment charge — patent cost	—	—	1,081,085
Cost in connection with settlement of distribution agreement	—	—	687,005
Amortization of debt issuance costs	13,790	—	1,317,314
Amortization of beneficial conversion feature of convertible shares	60,929	—	5,484,508
Amortization of discount on warrants	52,265	—	1,733,798
Amortization of discount on warrants — consulting services	—	—	230,249
Amortization of deferred compensation cost	—	—	760,500
Issuance of common stock for debenture interest	—	—	237,486
Issuance of common stock for services	—	—	1,586,000
Compensation expense for options and warrants	45,112	142,684	4,138,525
Changes in operating assets and liabilities:
(Increase) decrease in other current assets	(104,555)	9,314	(184,321)
(Increase) decrease in other assets	—	(602)	(825,736)
Increase (decrease) in accounts payable and accrued liabilities	50,482	391	225,819

Total adjustments	126,937	213,723	21,398,833

Net cash used by operating activities	(833,869)	(1,007,792)	(51,737,625)

Cash Flows from Investing Activities:
Purchase of investments	—	—	(6,292,979)
Proceeds from sale of investments	—	—	6,292,979
Patent costs incurred	—	—	(1,239,119)
Acquisition of property and equipment	(1,535)	—	(4,405,705)

Net cash used by investing activities	(1,535)	—	(5,644,824)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible debt	1,323,800	—	15,893,188
Proceeds from sale of securities, net of issuance costs	—	—	43,410,584
Proceeds from common stock subscribed but not issued	—	—	1,163,900
Proceeds from exercise of stock options	—	—	9,000
Payments under litigation settlement	—	—	(1,050,647)
Payments under capital lease	—	—	(420,581)
Payments on note payable	—	—	(111,320)
Recovery of subscription receivable written off	—	—	19,000

Net cash provided by financing activities	1,323,800	—	58,913,124

Net Increase (Decrease) in Cash and Cash Equivalents	488,396	(1,007,792)	1,530,675

Cash and Cash Equivalents, Beginning	1,042,279	4,615,581	—

Cash and Cash Equivalents, Ending	$1,530,675	$3,607,789	$1,530,675

Supplemental Disclosure of Non-Cash Financing Activities:
Cash paid during the year for interest	$602	$663

See notes to condensed consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of March 31, 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position as of March 31, 2007 and results of operations for the three months ended March 31, 2007 and 2006 and cash flows for the three months ended March 31, 2007 and 2006. All such adjustments are of a normal recurring nature. Certain general and administrative expenses from inception relating to consulting services were reclassified to compensation expense for options and warrants to be consistent with current presentation.

The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Certain amounts in prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

NOTE 2.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered accumulated net losses of $73,136,458 since inception and is dependent upon registration of AVR118 for sale before it can begin commercial operations. The Company’s current cash position is inadequate to pay all the costs associated with operations and the full range of testing and clinical trials required by the FDA. Unless and until AVR118 is approved for sale in the United States or another industrially developed country, the Company will be dependent upon the continued sale of its securities, debt or equity financing for funds to meet its cash requirements. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. No assurance can be given that the Company will be able to sustain its operations until FDA approval of AVR118 for commercial sale is granted or that any approval will ever be granted. Management is currently seeking equity and debt financing, and exploring the sale of certain assets.

In the first three months of 2007 the Company issued convertible debt for which it received net cash proceeds of approximately $1,323,800, as discussed in further detail in Note 7. During 2006 and 2005, the Company did not receive any proceeds from any debt or equity transactions.

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

Wound Healing and Phase II Dermatological Study

In April 2006, the Company commenced a study at the University of Miami to preliminarily test the efficacy of topically applying AVR118 to wounds in animal models (e.g. pigs). A report received from the University of Miami in August 2006 analyzing the data from the three pig study indicated that the topical application of AVR118 accelerates the rate at which wounds heal. Although preliminary, the Company believed that further study is merited. Based on the results from the August 2006 report from the University of Miami, the Company filed an amendment with the FDA to its existing IND to expand the use of AVR118 to include a Phase II dermatological study involving topical therapy. Management believes these applications could potentially be used to treat a wide variety of common dermatologic conditions, such as micro-dermabrasion.

In January 2007, the Company began the Phase II dermatological study using a topically applied spray formulation of AVR118 as a wound healing agent. The Phase II dermatological study will involve patients with common skin problems ranging from acne scars to surgical wounds, and will study how AVR118’s ability to promote tissue repair and regeneration can be put to use in the clinical setting, and analyze the efficacy of AVR118 as a topical therapy. The protocol for the dermatological study provides for 12-20 patients to be treated with AVR118. Total costs incurred through March 31, 2007 relating to this study were approximately $3,750.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 3.	RESEARCH AND DEVELOPMENT, CLINICAL TRIALS AND DRUG TESTING (Continued)

Phase II Cancer Study

In February 2005, the Company entered into an agreement with the Biomedical Research Alliance (BRANY), as agent for a network of hospitals, pursuant to which the hospitals would conduct a Phase II clinical study to evaluate the effect of a 4.0 ml dose of AVR118 administered to patients with systemic symptoms related to advanced cancer who are not receiving chemotherapy. The Company experienced difficulty accruing patients for the Phase II cancer study and in December 2005, amended the protocol to permit patients undergoing third-line chemotherapy treatment to become participants in the Phase II cancer study, in order to facilitate patient accrual. Only eleven patients had been enrolled in the Phase II cancer study. The total cost relating to this Phase II cancer study was approximately $478,000.

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

In May 2006, the Company completed enrollment of the first 30 patients on the 4.0 ml dosage portion of the study. In June 2006, the Company terminated further accrual of the patients on the 1.0 ml dosage after three patients had been accrued. Following an interim analysis of the 30 patients treated with the 4.0 ml dose as well as the additional three patients treated with the 1.0 ml dose, the Company concluded that: (i) AVR118 can be given safely to patients with Type 2 diabetes, and (ii) in contrast to previous reports, AVR118 had no apparent effects on blood glucose levels in patients receiving oral hypoglycemic therapies, and no demonstrable effect on blood chemistry, hematology, weight gain or lean body mass in Type 2 diabetes patients. The total cost incurred through March 31, 2007 relating to this Phase I study is approximately $516,000.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 3.	RESEARCH AND DEVELOPMENT, CLINICAL TRIALS AND DRUG TESTING (Continued)

Testing on Avian Flu

In 2006, the Company performed testing for the efficacy of AVR118 on the H5N1 hybrid strain of the avian flu. Although antiviral activity was seen at very high dosages, there are no current plans to pursue further work in this area. The total cost incurred relating to this study was approximately $7,000.

NOTE 4.	CONSULTING AND EMPLOYMENT AGREEMENTS

Elliston Employment Agreement

On May 14, 2007, the Company entered into a new employment agreement with Stephen M. Elliston for the period commencing May 15, 2007. Mr. Elliston’s existing employment agreement with the Company expired on May 14, 2007. Under the terms of Mr. Elliston’s renewed employment agreement, Mr. Elliston shall be President and Chief Executive Officer on a full time basis commencing May 15, 2007 until May 14, 2009 unless it is terminated earlier as provided in the agreement. Mr. Elliston shall receive a base salary of $350,000 per year. The agreement also entitles Mr. Elliston and his dependents to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other executives of the Company and their dependents. The agreement further provides that:

•	The Company shall pay the dues of such professional associations and societies of which Mr. Elliston is a member in furtherance of his duties.

•	The Company shall reimburse Mr. Elliston for reasonable expenses relating to travel, professional licenses, entertainment and similar items in accordance with the policies, practices and procedures of the Company .

•	Mr. Elliston will be entitled to four (4) weeks paid vacation annually or such other time as authorized by the Board of Directors during which time his compensation shall be paid in full. Vacation days unused in any calendar year may not be accumulated and carried forward and used in future years.

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

Elliston Employment Agreement (Continued)

Upon the execution of his employment agreement, Mr. Elliston received an option to purchase 40,000,000 shares of the Company’s common stock. The option vests monthly in increments of 666,667 shares, and is exercisable at prices ranging from $0.05 to $0.08 per option share for a period of five years from the applicable vesting date.

NOTE 5.	STOCK-BASED COMPENSATION

Stock Options Granted to Officers, Directors, Advisory Boards and Employees

From time to time, the Company has granted options to purchase common stock to officers, various members of the Board of Directors, Advisory Boards and employees for their services. The following is a summary of those options that have been recently granted.

		Weighted Average
	Total Options	Exercise Price
Outstanding at January 1, 2007	113,208,283	$0.1656
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired unexercised	—	—
Outstanding at March 31, 2007	113,208,283	$0.1656

Options exercisable at March 31, 2007	109,084,283	$0.1675

During the first three months of 2007, the Company recorded stock-based compensation in the amount of $45,112 compared with $142,684 for the first three months of 2006, substantially all of which pertained to options granted to the Company’s officers and directors during 2004. The adoption of SFAS No. 123R resulted in an increase to selling, general and administrative expenses, loss before income taxes and net loss of approximately $45,000,for the three months ended March 31, 2007 vs. $143,000 or $0.0 per share, over what would have been recorded under the original provisions of SFAS No. 123. At March 31, 2007, there was approximately $417,000 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.4 years.

No stock options were granted or exercised during the three months ended March 31, 2007 or March 31, 2006.

The weighted-average remaining contractual terms of outstanding stock options and exercisable stock options at March 31, 2007 was 3.2 years and 3.1 years, respectively. The aggregate intrinsic value of outstanding stock options and exercisable stock options at March 31, 2007 was approximately $0.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 5.	STOCK-BASED COMPENSATION (Continued)

Stock Incentive Plan

The Advanced Viral Research Corp. 2007 Stock Incentive Plan (the “2007 Plan”) was approved by the Company’s stockholders at a special meeting of stockholders on March 21, 2007. The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, stock bonuses and restricted stock awards, restricted stock units, performance shares, performance units and other stock-based awards to employees, including officers, non-employee directors and consultants options to purchase common shares of the company at an exercise or stock price based on the market value of the shares on the date of grant. A maximum aggregate of 100,000,000 shares of common stock may be issued pursuant to stock options, rights or awards granted under the 2007 Plan. The 2007 Plan will terminate in March 2017 unless it is terminated earlier in accordance with the terms thereof.

On May 14, 2007, the Company granted stock options to purchase an aggregate of 10,675,000 shares of its common stock under the 2007 Plan at an exercise price of $0.05 for a period of five years to members of the Board of Directors in consideration for their service on the Board. In addition, on May 14 2007, in connection with the new employment agreement with Mr. Elliston, the Company’s President and Chief Executive Officer, the Company granted Mr. Elliston stock options to purchase an aggregate of 40,000,000 shares of common stock under the 2007 Plan at exercise prices ranging from $0.05 to $0.08 for a period of five years from the vesting date.

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

On January 1, 2007, pursuant to a securities purchase agreement, the Company sold to Cornell Capital Partners, L.P. (“Cornell”) $1,500,000 principal amount of its 9% secured convertible debentures, due December 31, 2009, along with warrants to purchase an aggregate of 48,076,923 shares of its common stock, which are exercisable through December 31, 2009 at an exercise price equal to $0.0312 or as may be adjusted from time to time pursuant to the terms thereof (the “Cornell Agreement”). Pursuant to the Cornell Agreement, Yorkville Advisors LLC, the general partner of Cornell, received cash compensation equal to 10% of the gross proceeds of the convertible debentures purchased by Cornell as well as a $20,000 structuring fee and a $10,000 due diligence fee.

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

An allocation of the proceeds received from the issuance of the secured convertible debentures was made between the debt instrument and the warrant by determining the pro-rata share of the proceeds for each by comparing the fair value of each security issued to the total fair value. The fair value of the warrant ($644,605) was determined using the Black-Scholes model with the following assumptions: expected volatility of 86%, risk-free interest rate of 4.7% and an expected holding period of five years. The fair value of the secured convertible debentures was determined by measuring the fair value of the common shares on an “as-converted” basis. The amount allocated to the warrant was recorded as a discount on the debt issued and additional paid-in capital. The value of the beneficial conversion feature of the secured convertible debentures ($731,143) was calculated by comparing the fair value of the underlying common shares on the date of issuance based on the closing price of the Company’s common stock to the “effective” conversion price. The beneficial conversion feature was recorded as a discount on the debenture and is being amortized as additional interest expense over the life of the debenture.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 7.	SECURITIES PURCHASE AGREEMENTS (Continued)

Subject to the Company’s enrollment of the first patient in the Phase II study of AVR118 used as a topical therapy on dermatologic conditions and the registration statement being declared effective by the SEC, Cornell has agreed to purchase up to an additional $750,000 of convertible debentures upon the execution of similar transaction documents on terms mutually agreed upon by the parties.

The Company’s obligations under the Cornell Agreement, the convertible debentures and the ancillary documents entered into in connection therewith are secured by a first priority security interest in all of the Company’s assets. This security interest expires upon the earlier to occur of (i) $500,000 or less principal amount of the convertible debentures remains outstanding; (ii) the Company receives $3,000,000 of capital, in any form other than through the issuance of free-trading shares of common stock, from sources other than Cornell, which is utilized to either repay the convertible debentures in full, or reduce the outstanding principal amount of the convertible debentures to $500,000; or (iii) the satisfaction of the Company’s obligations under the agreement, the convertible debentures and the ancillary documents entered into in connection therewith.

The registration rights agreement with Cornell requires the Company, subject to certain terms and conditions, to register the underlying shares of the Company’s common stock under the Securities Act. The registration rights granted are subject to customary exceptions and qualifications and compliance with certain registration procedures. The Company is required to pay to Cornell liquidated damages of 2% of the aggregate purchase price of the liquidated value of the convertible debentures for each 30-day period if any of the following events occurs and during the period such event is continuing: (i) the Company fails to file with the Securities and Exchange Commission the registration statement on or before the 60th day after January 1, 2007; (ii) the registration statement is not declared effective by the Securities and Exchange Commission on or before May 1, 2007; or (iii) after the effective date of the registration, sales cannot be made pursuant to the registration statement (whether because of a failure to keep the registration statement effective, failure to disclose such information as is necessary for sales to be made pursuant to the registration statement, failure to register sufficient shares of common stock or otherwise). Such payments must be made within three business days of such failure and every 30-day period thereafter until such failure is cured. Any liquidated damages begin accruing on the date of any such failure. The registration statement has not yet been declared effective by the SEC.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 7.	SECURITIES PURCHASE AGREEMENTS (Continued)

From time to time, the Company has issued warrants to purchase common stock to various parties as part of a stock purchase agreement or a settlement. The following is a summary of those warrants that have been issued:

Warrants
Outstanding at December 31, 2006	68,041,501
Granted	48,076,923
Exercised	—
Forfeited	(15,535,134)

Outstanding at March 31, 2007	100,583,290

NOTE 8.	DISCONTINUED OPERATIONS

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

			Inception
	Three Months		(February 20, 1984)
	Ended March 31		to March 31,
	2007	2006	2007
Revenues	$—	$—	$—

Costs and Expenses:
General and administrative	3,486	1,016	1,378,204
Depreciation	—	1,859	316,737

	3,486	2,875	1,694,941

Other Income	—	—	140,020

Loss from discontinued operations	($3,486)	($2,875)	($1,554,921)

NOTE 9.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company evaluated the impact of adopting FIN 48 on the consolidated financial statements and determined the adoption did not have a material effect on the Company’s financial condition, cash flows or results of operation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements of Advanced Viral Research Corp. included in Item 1 of this Quarterly Report on Form 10-Q. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.
OVERVIEW
     Advanced Viral Research Corp. was incorporated in Delaware in July 1985 to engage in the development, production, marketing, promotion and sale of a pharmaceutical drug known by the trademark Reticulose®. This drug was the forerunner of our current drug, “AVR118.” AVR118 is a complex mixture of peptides, amino acids, nucleosides, nucleotides and nucleic acid bases. We currently believe it may be employed in the treatment of conditions such as:
•	systemic symptoms such as cachexia (body wasting), loss of appetite and lethargy experienced by patients with cancer, AIDS and other diseases;

•	wound healing;

•	as an anti-inflammatory; and

•	as a palliative agent to minimize certain toxicities associated with chemotherapy or immunotherapies.
     Since our incorporation in July 1985, we have been engaged primarily in research and development activities. We have never generated material operating revenue, and as of March 31, 2007, we had incurred a cumulative net loss of approximately $73,136,000. Our ability to generate operating revenue depends upon our success in gaining approval for the commercial use and distribution of AVR118 from the Food and Drug Administration (FDA).
Research and Development
     The costs relating to our research and development efforts for the years 2000 to 2006 and the three months ended March 31, 2007 and March 31, 2006 are presented below. Since March 31, 2006, our expenditures for research and development have decreased significantly over each subsequent quarter (from $497,000 as of March 31, 2006 to $185,900 as of March 31, 2007), primarily due to the internalization of certain research and development functions within the Company, the increased efficiencies resulting from such internalization, and the elimination of certain expenses resulting from the transition of the Phase II cancer/cachexia study, the cessation of the type 2 diabetes study, the termination of the MediVector agreement, and the implementation of more cost effective patient accrual and other procedures relating to the Phase II dermatological study.

COSTS RELATING TO RESEARCH AND DEVELOPMENT EFFORTS
FROM JANUARY 2000 THROUGH MARCH 31, 2007

		3 Months	3 Months	2000-3/31/07
COST CATEGORY	2000-2006	ended 3/31/06	ended 3/31/07	to date
Hospital fees
Phase I (topical)	254,246	—	—	254,246
Phase I/II (I AIDS, (Israel)	140,500	—	—	140,500
Phase I leukemia/lymphoma (Israel)	19,000	—	—	19,000
Phase I solid tumor (Israel)	8,000	—	—	8,000
Phase II cancer study (NY)	115,002	29	—	115,002
Phase I diabetes study	266,452	61,509	—	266,452
In vitro and Avian Flu	41,868	23,859	—	41,868
Anti-Inflammatory	7,542	—	—	7,542
Wound healing / Dermatological study	35,487	—	3,750	39,237
Lab fees	138,292	—	—	138,292
Insurance cost	101,679	7,750	6,709	108,388

TOTAL CLINICAL FEES	1,128,068	93,147	10,459	1,138,527

IND preparation/maintenance	286,209	—	—	286,209
CRO clinical trial management
Phase I (topical)	47,527	—	—	47,527
Phase I/II AIDS (Israel)	1,447,919	—	(6,113)	1,441,806
Argentina patient experiences	253,168	—	—	253,168
Data management & study reports	932,163	54,312	—	932,163
Clinical & Regulatory consulting	2,384,255	116,188	1,500	2,385,755

TOTAL CLINICAL/REGULATORY OPERATIONS	5,351,241	170,500	(4,613)	5,346,628

General lab supplies	1,174,047	16,303	5,659	1,179,706
Toxicology	197,135	—	—	197,135
Contracted research & development	617,368	—	—	617,368
Validation	705,249	—	—	705,249
Drug preparation and support	1,982,421	—	—	1,982,421
Salary & Facility allocations	8,111,822	217,308	174,395	8,286,217
R&D Miscellaneous Expenses	37,720	—	—	37,720

TOTAL PRECLINICAL RESEARCH & DEVELOPMENT	12,825,762	233,611	180,054	13,005,816

TOTAL RESEARCH AND DEVELOPMENT	19,305,071	497,258	185,900	19,490,971

Proposed Sale of Assets
     During 2002, the Board of Directors approved a plan to sell Advance Viral Research Ltd. (“AVR Ltd”), our Bahamian subsidiary. The decision was based upon the completion of construction on our facility in Yonkers, New York capable of providing all functions previously provided by the Freeport, Bahamas plant. The assets of AVR Ltd. have been classified on our Consolidated Balance Sheet at March 31, 2007 and December 31, 2006 as Assets held for Sale. AVR Ltd. had no liabilities as of March 31, 2007 and December 31, 2006, except inter-company payables which have been eliminated in consolidation. The operations for AVR Ltd. have been classified in the Consolidated Statements of Operations for the three months ended March 31, 2007 and March 31, 2006 as Loss from Discontinued Operations.
Recent Events
     Phase II Dermatological Study. In August 2006 we received a report from the University of Miami analyzing data from a limited animal study indicating that a topical application of AVR118 accelerates the rate at which wounds heal. Although preliminary, we believed that further study was merited. In November 2006, we filed an amendment with the FDA to our existing IND to expand the use of AVR118 to include a Phase II pilot study involving topical therapy. Management believes these applications could potentially be used to treat a wide variety of common dermatologic conditions. The Phase II pilot study involves patients with common skin problems ranging from acne scars to surgical wounds, and will study how AVR118’s ability to promote tissue repair and regeneration can be put to use in the clinical setting, and analyze the efficacy of AVR118 as a topical therapy.

     In January 2007 we began the Phase II dermatological study using a topically applied spray formulation of AVR118 as a wound healing agent. The protocol for the dermatological study provides for 12-20 patients to be treated with AVR118. Total costs incurred through March 31, 2007 relating to this study were approximately $3,750.
     As of May 4, 2007 a total of seven patients have been entered into the study at two different sites. One of the sites is treating surgical wounds while the second site is recruiting patients for other dermatological applications such as micro-dermabrasion. Two surgical wound patients and five micro-dermabrasion patients have completed the study. The Company is currently reviewing the possibility of opening additional study sites to increase patient recruitment.
     Elliston Employment Agreement. On May 14, 2007, Advanced Viral Research Corp. entered into a new employment agreement with Stephen M. Elliston for the period commencing May 15, 2007. See “Part II — Item 5. Other Information.”
     January 2007 Private Placement with Cornell Capital Partners, LP. On January 1, 2007, pursuant to a securities purchase agreement, we sold to Cornell Capital Partners, L.P. (“Cornell”) $1,500,000 principal amount of our 9% secured convertible debentures, due January 1, 2010, along with warrants to purchase an aggregate of 48,076,923 shares of our common stock, which are exercisable through January 1, 2012 at an exercise price equal to $0.0312 or as may be adjusted from time to time pursuant to the terms thereof. For more information regarding this transaction, see “Capital Resources” and “Part II — Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”
Going Concern
     The independent registered public accounting firm’s report on our consolidated financial statements for the fiscal year ended December 31, 2006 includes an explanatory paragraph regarding our ability to continue as a going concern. Note 2 to the consolidated financial statements states that our cash position is inadequate to pay all the costs associated with the full range of testing and clinical trials of AVR118 required by the FDA for commercial approval, and, unless and until AVR118 is approved for sale in the United States or another industrially developed country, we will be dependent upon the continued sale of our securities, debt or equity financing for funds to meet our cash requirements, which raises substantial doubt about our ability to continue as a going concern. Further, the independent registered public accounting firm’s report states that the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. No assurance can be given that debt or equity financing will be available.
     Our offices are located at 200 Corporate Boulevard South, Yonkers, New York 10701. Our telephone number is (914) 376-7383. We have also established a website: www.adviral.com. Information contained on our website is not a part of this report.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 VS. MARCH 31, 2006.
     For the three months ended March 31, 2007 we incurred losses from continuing operations of $957,000 vs. $1,219,000 for the three months ended March 31, 2006. Our losses were attributable primarily to:
     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses for the three months ended March 31, 2007 decreased 63% to $186,000 compared to $497,000 for the three months ended March 31, 2006. The change in research and development expenses primarily resulted from:

•	Research and development expenditures relating to salaries, benefits and facilities were $160,000 vs. $141,000 for the three months ended March 31, 2007 and 2006, respectively. This increase was due to a full three month salary expense for Stephen Elliston, President and CEO compared to a partial salary expense associated with Elma Hawkins, who resigned as our President and CEO in February 2006. For the three months ended March 31, 2007 and 2006, 53% and 46% of our payroll and related expenses were allocated to research and development expenses, respectively;

•	Research and development expenditures relating to consulting services provided by Elma Hawkins relating to scientific matters was $0 and $63,000 for the three months ended March 31, 2007 and 2006 respectively;

•	Clinical testing fees were $10,000 vs. $93,000 for the three months ended March 31, 2007 and 2006, respectively. The decrease for the three month period ended March 31, 2007 vs. 2006 was primarily attributable to no Phase I diabetes trial costs and Phase II cancer/cachexia trial costs, offset by the commencement of the dermatological study; and

•	Expenses associated with clinical and regulatory activities were $(4,600) and $121,000 for the three months ended March 31, 2007 and 2006, respectively. The decrease for the three months ended March 31, 2007 vs. 2006 was primarily attributable to the cessation of regulatory consulting costs and data management fees for processing the Phase II cancer/cachexia study with BRANY and Phase I diabetes study by December 31, 2006.
     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased 10% to $624,000 from $695,000 for the three months ended March 31, 2007 and 2006, respectively. The changes in general and administrative expenses primarily resulted from:
•	Decreased payroll and related expenses of $142,000 vs. $168,000 for the three months ended March 31, 2007 and 2006, respectively due to the elimination of the salary expense associated with Elma Hawkins, who resigned as President and CEO from the Company in February 2006, as well as the termination of three other employees during the first quarter of 2006; and

•	Professional fees increased 14% to $162,000 vs. $142,000 for the three months ended March 31, 2007 and 2006, respectively.
     COMPENSATION AND OTHER EXPENSE FOR OPTIONS AND WARRANTS. The Company has applied the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payments, to stock-based employee compensation. In the three months ended March 31, 2007 and March 31, 2006 $45,112 and $142,684 respectively of stock-based employee compensation cost is reflected in the net loss.
     DEPRECIATION AND AMORTIZATION EXPENSE Depreciation and amortization expense decreased 85% to $9,000 vs. $60,000 for the three months ended March 31, 2007 and 2006, respectively.. This decrease for the comparative three month periods was due to assets acquired in prior years that were fully depreciated in 2007 and the determination that certain assets are currently not being used and may be sold.
     INTEREST INCOME (EXPENSE). Interest income decreased 55% to $16,000 vs. $35,000 for the three months ended March 31, 2007 and 2006, respectively, as a result of decreased cash balances invested in money market accounts. Interest expense increased by 154,000 from $1,000 for the three months ended March 31, 2007 and 2006. Interest expense for 2007 was comprised of approximately $14,000 for the amortization of loan costs and $61,000 for amortization of beneficial conversion feature and $52,000 of amortization of discount on convertible debt and $26,000 interest earned relating to the $1,500,000 financing arrangement between the Company and Cornell Capital Partners.
     LOSS FROM CONTINUING OPERATIONS. Losses from continuing operations decreased 21% to $957,000 vs. $1,219,000 for the three months ended March 31, 2007 and 2006, respectively. The change for the comparable periods was primarily due to decreases in research and development expenses.
     LOSS FROM DISCONTINUED OPERATIONS. Losses from discontinued operations were $3,000 vs. $3,000 for the three months ended March 31, 2007 and 2006, respectively, which losses resulted from our 99% owned Bahamian subsidiary, Advance Viral Research Ltd. held for sale. During 2002, our Board of Directors approved a plan to sell Advance Viral Research Ltd.
     REVENUES. We had no revenues for the three months ended March 31, 2007 and 2006.
LIQUIDITY
     We had current assets of $1,692,000 as of March 31, 2007 compared to $1,102,000 as of December 31, 2006. We had total assets of $2,111,000 at March 31, 2007 compared to $1,363,000 at December 31, 2006. The increase in current and total assets was primarily attributable to the receipt of cash of $1,325,000 relating to the $1,500,000 financing which was used to fund current operations. We had current liabilities of $193,000 as of March 31, 2007, compared to $169,000 as of December 31, 2006. We had long term debt of $263.000 as of March 31, 2007 compared to $0 as of December 31, 2006. This debt represents Convertible Debentures and earned interest of $1,526,000 offset by deferred discount on the Convertible Debentures of $1,263,000 relating to the financing with Cornell Capital Partners during the first three months ending March 31, 2007.
     During the three months ended March 31, 2007 we used cash of $834,000 for operating activities, compared to $1,008,000 during the three months ended March 31, 2006. During the three months ended March 31, 2007, our expenses included:
•	$200,000 for payroll and related costs primarily for administrative staff, scientific personnel and executive officers;

•	$160,000 for other professional and consulting fees

•	$102,000 for rent and utilities for our Yonkers facility; and

•	$94,000 in proxy costs.

•	$92,000 for insurance costs;

•	$17,000 for expenditures for AVR118 research;
     During the three months ended March 31, 2007, we used $2,000 for investment activities, compared to $0 during the three months ended March 31, 2006 related to equipment purchases.
     $1,324,000 in net funds were provided by financing activities for the three months ended March 31, 2007 in connection with the issuance and sale of convertible debentures in the aggregate principal amount of $1,500,000 compared to $0 provided for the three months ended March 31, 2006. See “Capital Resources.”
     We have no off-balance sheet transactions.

CAPITAL RESOURCES
January 2007 Private Placement
     On January 1, 2007, pursuant to a securities purchase agreement, we sold to Cornell $1,500,000 principal amount of our 9% secured convertible debentures, due January 1, 2010, along with warrants to purchase an aggregate of 48,076,923 shares of our common stock, which are exercisable through January 1, 2012 at an exercise price equal to $0.0312 or as may be adjusted from time to time pursuant to the terms thereof. Cornell acquired $1,000,000 principal amount of the debentures upon the first closing under the Cornell Agreement on January 5, 2007, for which we received net proceeds of $875,000, and the remaining $500,000 principal amount of the debentures on February 16, 2007, for which we received net proceeds of $450,000. We are using the net proceeds for working capital purposes. On February 12, 2007, we filed a registration statement on Form S-1 to register the resale of the shares issuable upon conversion or exercise of these securities, which has not yet been declared effective. For more information regarding this transaction, see “Capital Resources” and “Part II — Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”
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
Outstanding Securities
     In March 2007 we amended and restated our Certificate of Incorporation to (i) increase the number of authorized shares of our common stock to 2 billion shares; (ii) authorize the issuance of up to 50 million shares of blank check preferred stock; and (iii) make certain conforming amendments to the headings, terminology and numbering of the provisions therein. A copy of our Amended and Restated Certificate of Incorporation is attached as Exhibit 3.1 to this report.
     In addition to the 696,587,734 shares of our common stock outstanding as of May 14, 2007, we have reserved for issuance approximately 312.5 million shares upon the conversion or exercise of currently outstanding convertible debentures, stock options and warrants. If all of the foregoing securities were fully issued, exercised and/or converted, as the case may be, we would receive proceeds of approximately $27.3 million, and we would have approximately 1.0 billion shares of common stock outstanding. The sale or availability for sale of this number of shares of common stock in the public market could depress the market price of the common stock. Additionally, the sale or availability for sale of this number of shares may lessen the likelihood that additional equity financing will be available to us, on favorable or unfavorable terms. Furthermore, the sale or availability for sale of this number of shares could limit the annual amount of net operating loss carryforwards that could be utilized.

Projected Expenses
     Our cash requirements to date have been satisfied by the sale of our securities. During the next 12 months, we expect to incur significant expenditures relating to operating expenses and expenses relating to regulatory filings and clinical trials for AVR118. We currently do not have cash availability to meet such anticipated expenditures. We anticipate that we can continue operations through December 2007 with our current liquid assets, if no stock options or warrants are exercised, nor additional securities sold. We are currently seeking debt financing, licensing agreements, joint ventures and other sources of financing, but the likelihood of obtaining such financing on favorable terms is uncertain.
     To complete the full range of testing necessary to commercially offer AVR118, we will need substantially more capital. We have been and continue to be dependent upon the proceeds from the continued sale of securities for the funds required to continue operations at present levels and to fund further research and development activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. No assurance can be given that the Company will be able to sustain its operations until FDA approval of AVR118 for commercial sale is granted or that any approval will ever be granted. Management is currently seeking equity and debt financing, and exploring the sale of certain assets.
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
     As of March 31, 2007, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Acting Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2007 in providing reasonable assurances that material information required to be disclosed is included on a timely basis in the reports it files with the Securities and Exchange Commission. Furthermore, management noted that no changes occurred during the quarter ended March 31, 2007 that materially affected, or would be reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS
     There have been no material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2006 and in other reports filed from time to time with the SEC since the date we filed our Form 10-K. Readers are urged to carefully review our risk factors since they may cause our results to differ from the “forward-looking statements” made in this report or otherwise made by or on our behalf. Those risk factors are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operation. We do not undertake to update any of these forward-looking statements or to announce the results of any revisions to these forward-looking statements except as required by law.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
January 2007 Private Placement
     On January 1, 2007, pursuant to a securities purchase agreement, we sold to Cornell $1,500,000 principal amount of our 9% secured convertible debentures, due January 1, 2010, along with warrants to purchase an aggregate of 48,076,923 shares of our common stock, which are exercisable through January 1, 2012 at an exercise price equal to $0.0312 or as may be adjusted from time to time pursuant to the terms thereof (the “Cornell Agreement”). In connection with the issuance and sale of the convertible debentures and warrants pursuant to the Cornell Agreement, we relied upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933.
     The convertible debentures have a term of three years, accrue interest at 9% and are convertible into our common stock at a price per share equal to the lesser of (a) $0.0312 per share, or (b) an amount equal to 95% of the lowest volume weighted average price of our common stock for the 30 trading days immediately preceding the conversion date, as quoted by Bloomberg, LP.
     Cornell acquired $1,000,000 principal amount of the debentures upon the first closing under the Cornell Agreement on January 5, 2007, and the remaining $500,000 principal amount of the debentures on February 16, 2007. On February 12, 2007, we filed a registration statement on Form S-1 to register the resale of the shares issuable upon conversion or exercise of these securities, which has not yet been declared effective.
     Pursuant to the Cornell Agreement, we paid Yorkville Advisors LLC, the general partner of Cornell, cash compensation equal to 10% of the gross proceeds of the debentures purchased by Cornell as well as a $20,000 structuring fee and a $10,000 due diligence fee. In connection with the first closing of $1,000,000 principal amount of debentures, we paid $125,000 to Yorkville ($5,000 of the due diligence fee was previously paid), and received net proceeds of $875,000 on January 5, 2007. In connection with the second closing of $500,000 principal amount of debentures, we paid an additional $50,000 to Yorkville, and received net proceeds of $450,000 on February 16, 2007. We used the net proceeds for working capital purposes. In addition, Cornell has agreed to purchase up to an additional $750,000 of debentures upon the satisfaction of certain conditions, including (i) our enrollment of the first patient in our Phase II dermatological study, (ii) the registration statement being declared effective by the SEC, and the execution of similar transaction documents on terms mutually agreed upon by the parties.
     Under the terms of the debentures and warrants, Cornell may not convert the debentures or exercise the warrants if following such conversion or exercise Cornell, together with its affiliates, would beneficially own more than 4.99% of our then outstanding shares of common stock (not counting the shares issuable upon conversion of the debentures and warrants remaining to be converted or exercised). However, Cornell may waive this limitation upon not less than 65 days prior written notice to us. As of the date hereof, we have not received any written notice that Cornell will waive the 4.99% ownership after the 65-day limitation period. Subject to certain exceptions, at our option, we may redeem a portion or the entire amount of outstanding debentures at a price equal to 115% of the amount redeemed plus accrued interest.
     Our obligations under the Cornell Agreement, the debentures and the ancillary documents entered into in connection therewith are secured by a first priority security interest in all of our assets. This security interest expires upon the earlier to occur of (i) $500,000 or less principal amount of the debentures remains outstanding; (ii) we receive $3,000,000 of capital, in any form other than through the issuance of free-trading shares of common stock, from sources other than Cornell, which is utilized to either repay the debentures in full, or reduce the outstanding principal amount of the debentures to $500,000; or (iii) the satisfaction of our obligations under the agreement, the debentures and the ancillary documents entered into in connection therewith.
     Pursuant to the Cornell Agreement, we filed a registration statement registering the resale of all shares of common stock that may be issued to Cornell upon the conversion of the debentures or exercise of the warrants. The registration rights granted are subject to customary exceptions and qualifications and compliance with certain registration procedures. We are required to pay to Cornell liquidated damages of 2% of the aggregate purchase price of the liquidated value of the debentures for each 30-day period if any of the following events occurs and during the period such event is continuing: (i) we fail to file with the Securities and Exchange Commission the registration statement on or before the 60th day after January 1, 2007; (ii) the registration statement is not declared effective by the Securities and Exchange Commission on or before May 1, 2007; or (iii) after the effective date of the registration, sales cannot be made pursuant to the registration statement (whether because of a failure to keep the registration statement effective, failure to disclose such information as is necessary for sales to be made pursuant to the registration statement, failure to register sufficient shares of common stock or otherwise). Such payments must be made within three business days of such failure and every 30-day period thereafter until such failure is cured. Any liquidated damages begin accruing on the date of any such failure. The registration statement has not yet been declared effective by the SEC.
Stock Incentive Plan/Stock Option Awards
     Our Advanced Viral Research Corp. 2007 Stock Incentive Plan (the “2007 Plan”) was approved by our stockholders at a special meeting of stockholders on March 21, 2007. The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, stock bonuses and restricted stock awards, restricted stock units, performance shares, performance units and other stock-based awards to employees, including officers, non-employee directors and consultants options to purchase common shares of the company at an exercise or stock price based on the market value of the shares on the date of grant. A maximum aggregate of 100,000,000 shares of common stock may be issued pursuant to stock options, rights or awards granted under the 2007 Plan. The 2007 Plan will terminate in March 2017 unless it is terminated earlier in accordance with the terms thereof. On May 14, 2007, our Board of Directors approved the form of option agreement to be used in connection with the grant of options under the 2007 Plan.
     On May 14, 2007, we granted stock options to purchase an aggregate of 10,675,000 shares of our common stock under the 2007 Plan at an exercise price of $0.05 for a period of five years to members of our Board of Directors in consideration for their service on the Board. In addition, on May 14, 2007 in connection with the new employment agreement with Mr. Elliston, our President and Chief Executive Officer (described below), we granted Mr. Elliston an option to purchase an aggregate of 40,000,000 shares of our common stock under the 2007 Plan. The option vests monthly in increments of 666,667 shares , and is exercisable at prices ranging from $0.05 to $0.08 per option share for a period of five years from the applicable vesting date. The stock options described above were issued pursuant to the 2007 Plan in reliance upon the exemption provided by Rule 701 promulgated under the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     A special meeting of stockholders was held on March 21, 2007. The following proposals were adopted by the margins indicated:

		Number of Votes
	Proposal	For	Against	Abstained
1.	Blank Check Preferred Stock. Approve an amendment to the Company’s Certificate of Incorporation to authorize the issuance of up to 50,000,000 shares of blank check preferred stock.	354,576,973	36,192,876	7,131,980

2.	Increase in Number of Authorized Shares of Common Stock. Approve an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 1,000,000,000 shares to 2,000,000,000 shares.	363,625,632	30,025,126	4,251,071

3.	Conforming Amendments to Certificate of Incorporation. Approve an Amended and Restated Certificate of Incorporation which will amend the headings, terminology and numbering of the provisions within our current Certificate of Incorporation, as amended, and integrate into a single instrument all of the provisions thereof.	366,828,433	24,669,698	6,403,698

4.	Stock Incentive Plan. Approve the adoption of the Company’s 2007 Stock Incentive Plan.	351,445,240	36,351,663	10,104,926

ITEM 5.	OTHER INFORMATION
Stock Incentive Plan/Stock Option Awards.
     Our Advanced Viral Research Corp. 2007 Stock Incentive Plan (the “2007 Plan”) was approved by our stockholders at a special meeting of stockholders on March 21, 2007. The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, stock bonuses and restricted stock awards, restricted stock units, performance shares, performance units and other stock-based awards to employees, including officers, non-employee directors and consultants options to purchase common shares of the company at an exercise or stock price based on the market value of the shares on the date of grant. A maximum aggregate of 100,000,000 shares of common stock may be issued pursuant to stock options, rights or awards granted under the 2007 Plan. The 2007 Plan will terminate in March 2017 unless it is terminated earlier in accordance with the terms thereof. On May 14, 2007, our Board of Directors approved the form of option agreement to be used in connection with the grant of options under the 2007 Plan.
     On May 14, 2007, we granted stock options to purchase an aggregate of 10,675,000 shares of our common stock under the 2007 Plan at an exercise price of $0.05 for a period of five years to members of our Board of Directors in consideration for their service on the Board. In addition, May 14, 2007 in connection with the new employment agreement with Mr. Elliston, our President and Chief Executive Officer (described below), we granted Mr. Elliston an option to purchase an aggregate of 40,000,000 shares of our common stock under the 2007 Plan. The option vests monthly in increments of 666,667 shares, and is exercisable at prices ranging from $0.05 to $0.08 for a period of five years from the vesting date. The stock options described above were issued pursuant to the 2007 Plan in reliance upon the exemption provided by Rule 701 promulgated under the Securities Act of 1933.

Employment Agreement with Stephen Elliston
     On May 4, 2007, we entered into a new employment agreement with Stephen M. Elliston for the period commencing May 15, 2007. Mr. Elliston’s existing employment agreement with Advanced Viral expired on May 14, 2007. Under the terms of Mr. Elliston’s new employment agreement, Mr. Elliston shall continue to be our President and Chief Executive Officer on a full time basis through May 14, 2009 unless terminated earlier as provided in the agreement. Mr. Elliston shall receive a base salary of $350,000 per year. The agreement also entitles Mr. Elliston and his dependents to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other executives of the Company and their dependents. The agreement further provides that:
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
     Upon the execution of his employment agreement, Mr. Elliston received an option to purchase 40,000,000 shares of the Company’s common stock. The option vests monthly in increments of 666,667 shares, and is exercisable at prices ranging from $0.05 to $0.08 per option share for a period of five years from the applicable vesting date.
     Copies of Mr. Elliston’s employment agreement and stock option are attached as Exhibits 10.1 and 10.2 to this report.

ITEM 6.	EXHIBITS
     The following exhibits are filed with this Report:

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation of Advanced Viral Research Corp.

10.1	Employment Agreement dated as of May 15, 2007, between Advanced Viral Research Corp. and Stephen M. Elliston.

10.2	Stock Option Agreement dated as of May 15, 2007, between Advanced Viral Research Corp. and Stephen M. Elliston.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED VIRAL RESEARCH CORP.
Date: May 14, 2007	/s/ Stephen M. Elliston
Stephen M. Elliston President and
Chief Executive Officer

/s/ Martin Bookman
Martin Bookman, Acting Chief Financial Officer
(Principal Financial and Accounting Officer)