Form 10-Q/A
period 2007-03-31
ADVANCED VIRAL RESEARCH CORP
filed 2007-05-17
CIK 786623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
AMENDMENT NO. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934).
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares of the registrant’s Common Stock outstanding as of the close of business on May 14, 2007: 696,587,734

EXPLANATORY NOTE
     We are filing this Amendment No. 1 on Form 10-Q/A (the “Amendment No. 1”) to amend our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2007 as filed with the Securities and Exchange Commission on May 15, 2007 (the “Original Filing”). Amendment No. 1 is being filed solely to correct a scribner’s error regarding the exercise period for stock options we recently granted to Board members (the “Exercise Period”). The disclosure regarding the Exercise Period contained in Note 5 to the Condensed Consolidated Financial Statements (Unaudited) and Items 2 and 5 of Part II, is hereby corrected to read that on May 14, 2007, we granted stock options to purchase an aggregate of 10,675,000 shares of our common stock under the 2007 Plan at an exercise price of $0.05 for a period of ten years to members of our Board of Directors in consideration for their service on the Board.
     Except for the item discussed in this Explanatory Note, no other changes have been made to the Original Filing. This Amendment No. 1 does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events.

TABLE OF CONTENTS

PART II. OTHER INFORMATION	3
ITEM 6. EXHIBITS	3

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS
     The following exhibits are filed with this Report:

Exhibit	Description

3.1	Amended and Restated Articles of Incorporation of Advanced Viral Research Corp.*

10.1	Employment Agreement dated as of May 15, 2007, between Advanced Viral Research Corp. and Stephen M. Elliston.*

10.2	Stock Option Agreement dated as of May 15, 2007, between Advanced Viral Research Corp. and Stephen M. Elliston.*

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED VIRAL RESEARCH CORP.
Date: May 17, 2007	/s/ Stephen M. Elliston
Stephen M. Elliston President and
Chief Executive Officer

/s/ Martin Bookman
Martin Bookman, Acting Chief Financial Officer (Principal Financial and Accounting Officer)

4