Form 10-Q
period 2007-06-30
ADVANCED VIRAL RESEARCH CORP
filed 2007-08-14
CIK 786623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares of the registrant’s Common Stock outstanding as of the close of business on August 14, 2007: 739,705,158

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

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,382,904	$1,042,279
Prepaid insurance	119,349	52,023
Other current assets	40,823	7,981

Total current assets	1,543,076	1,102,283

Property and Equipment, Net	27,221	54,081
Assets Held for Sale	114,251	112,319
Other Assets	160,078	94,392

Total assets	$1,844,626	$1,363,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$107,528	$65,151
Accrued liabilities	91,580	103,984

Total current liabilities	199,108	169,135

Long Term Debt
Convertible Debenture — Net	208,203	—

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $.00001 par value:
2,000,000,000 shares as of June 30, 2007 and 1,000,000,000 shares as of December 31, 2006 authorized, 739,705,158 shares as of June 30, 2007 and 696,587,734 shares issued and outstanding as of December 31, 2006.	7,397	6,966

Undesignated preferred stock, $0.00001 par value:
50,000,000 shares authorized as of June 30, 2007, no shares authorized as of December 31, 2006, no shares issued and outstanding	—	—
Additional paid-in capital	76,093,806	73,362,626

Deficit accumulated during the development stage	(74,663,888)	(72,175,652)

Total stockholders’ equity	1,437,315	1,193,940

Total liabilities and stockholders’ equity	$1,844,626	$1,363,075

See notes to condensed consolidated financial statements.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					Inception
					(February 20,
	Three Months Ended		Six Months Ended		1984) to
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007
		`
Revenues	$—	$—	$—	$—	$231,892

Costs and Expenses:
Research and development	189,006	570,317	374,906	1,067,575	25,212,381
General and administrative	448,070	399,794	1,072,300	1,094,956	33,376,185
Cost in connection with settlement of distribution agreement	—	—			687,005
Depreciation and amortization	5,930	54,757	14,843	114,834	4,321,753
Impairment charge — patent cost	—	—	—	—	1,081,085

	643,006	1,024,868	1,462,049	2,277,365	64,678,409

Loss from Operations	(643,006)	(1,024,868)	(1,462,049)	(2,277,365)	(64,446,517)

Other Income (Expense):
Interest income	9,621	30,525	25,191	65,035	1,329,363
Other income	—	—	—	—	120,093
Interest expense	(893,029)	(1,964)	(1,046,876)	(2,617)	(9,808,390)
Severance expense — former directors	—	—	—	—	(302,500)

	(883,408)	28,561	(1,021,685)	62,418	(8,661,434)

Loss from Continuing Operations	(1,526,414)	(996,307)	(2,483,734)	(2,214,947)	(73,107,951)
Loss from Discontinued Operations	(1,016)	(22,248)	(4,502)	(25,123)	(1,555,937)

Net Loss	$(1,527,430)	$(1,018,555)	$(2,488,236)	$(2,240,070)	$(74,663,888)

Net Loss Per Common Share
Basic and Diluted:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	721,411,972	696,587,734	699,676,065	696,587,734

See notes to condensed consolidated financial statements.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
			(February 20,
	Six Months Ended		1984) to
	June 30,		June 30,
	2007	2006	2007
Cash Flows from Operating Activities:
Net loss	$(2,488,236)	$(2,240,070)	$(74,663,888)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	14,843	118,552	4,932,530
Impairment charge — patent cost	—	—	1,081,085
Cost in connection with settlement of distribution agreement	—	—	687,005
Amortization of debt issuance costs	110,515	—	1,414,039
Amortization of beneficial conversion feature of convertible shares	467,127	—	5,890,706
Amortization of discount on warrants	411,839	—	2,093,372
Amortization of discount on warrants — consulting services	—	—	230,249
Amortization of deferred compensation cost	—	—	760,500
Issuance of common stock for debenture interest	—	—	237,486
Issuance of common stock for services	—	—	1,586,000
Compensation expense for options and warrants	193,863	86,377	4,287,276
Changes in operating assets and liabilities:
(Increase) decrease in other current assets	(88,549)	4,007	(168,315)
(Increase) decrease in other assets	—	(602)	(825,736)
Increase (decrease) in accounts payable and accrued liabilities	84,958	(90,696)	260,295

Total adjustments	1,194,596	117,638	22,466,492

Net cash used by operating activities	(1,293,640)	(2,122,432)	(52,197,396)

Cash Flows from Investing Activities:
Purchase of investments	—	—	(6,292,979)
Proceeds from sale of investments	—	—	6,292,979
Patent costs incurred	—	—	(1,239,119)
Acquisition of property and equipment	(1,535)	(5,722)	(4,405,705)

Net cash (used) provided by investing activities	(1,535)	(5,722)	(5,644,824)

Cash Flows from Financing Activities:
Proceeds from exercise of warrants	312,000	—	312,000
Proceeds from issuance of convertible debt	1,323,800	—	15,893,188
Proceeds from sale of securities, net of issuance costs	—	—	43,410,584
Proceeds from common stock subscribed but not issued	—	—	1,163,900
Proceeds from exercise of stock options	—	—	9,000
Payments under litigation settlement	—	—	(1,050,647)
Payments under capital lease	—	—	(420,581)
Payments on note payable	—	—	(111,320)
Recovery of subscription receivable written off	—	—	19,000

Net cash provided by financing activities	1,635,800	—	59,225,124

Net Increase (Decrease) in Cash and Cash Equivalents	340,625	(2,128,154)	1,382,904

Cash and Cash Equivalents, Beginning	1,042,279	4,615,581	—

Cash and Cash Equivalents, Ending	$1,382,904	$2,487,427	$1,382,904

Supplemental Disclosure of Non-Cash Financing Activities:
Cash paid during the year for interest	$2,410	$2,617

See notes to condensed consolidated financial statements.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements as of June 30, 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position as of June 30, 2007 and results of operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006. All such adjustments are of a normal recurring nature.

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
NOTE 2. GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered accumulated net losses of $74,663,888 since inception and is dependent upon registration of AVR118 for sale before it can begin commercial operations. The Company’s current cash position is inadequate to pay all the costs associated with operations and the full range of testing and clinical trials required by the FDA. Unless and until AVR118 is approved for sale in the United States or another industrially developed country, the Company will be dependent upon the continued sale of its securities, debt or equity financing for funds to meet its cash requirements. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. No assurance can be given that the Company will be able to sustain its operations until FDA approval of AVR118 for commercial sale is granted or that any approval will ever be granted. Management is currently seeking equity and debt financing, and exploring the sale of certain assets.

In the first six months of 2007 the Company issued convertible debt for which it received net cash proceeds of approximately $1,323,800 and also received proceeds of $312,000 from the exercise of 10,000,000 warrants under terms of the convertible debt issue, as discussed in further detail in Note 7. During 2006, the Company did not receive any proceeds from any debt or equity transactions.

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
Wound Healing and Phase II Dermatological Study

In April 2006, the Company commenced a study at the University of Miami to preliminarily test the efficacy of topically applying AVR118 to wounds in animal models (e.g. pigs). A report received from the University of Miami in August 2006 analyzing the data from the three pig study indicated that the topical application of AVR118 accelerates the rate at which wounds heal. Although preliminary, the Company believed that further study was merited. Based on the results from the August 2006 report from the University of Miami, the Company filed an amendment with the FDA to its existing IND to expand the use of AVR118 to include a Phase II dermatological study involving topical therapy. Management believes these applications could potentially be used to treat a wide variety of common dermatologic conditions, such as micro-dermabrasion.

In January 2007, the Company began the Phase II dermatological study using a topically applied spray formulation of AVR118 as a wound healing agent. The Phase II dermatological study involves patients with common skin problems ranging from acne scars to surgical wounds, and will study how

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)
NOTE 3. RESEARCH AND DEVELOPMENT, CLINICAL TRIALS AND DRUG TESTING (Continued)
Wound Healing and Phase II Dermatological Study (Continued)

AVR118’s ability to promote tissue repair and regeneration can be put to use in the clinical setting, and analyze the efficacy of AVR118 as a topical therapy. The protocol for the dermatological study provides for 12-20 patients to be treated with AVR118. While there can be no assurances, preliminary findings from the study show that topical treatment with AVR118 appears to have clinical activity in reducing inflammation and redness associated with surgical incisions or dermatologic dermabrasion. The first cohort of patients examined underwent dermabrasion for the treatment of severe acne. Following the procedure, AVR118 was applied directly to one half of the inflamed facial tissue. The other half of the face remained untreated. A preliminary examination of five patients demonstrated visible improvement on the treated side of their face. The treated area showed less inflammation as well as a reduction in the redness and swelling of acne lesions. The second cohort of patients examined underwent plastic surgery that resulted in a minimum of two bilateral surgical incisions. AVR118 was applied topically to one wound and the second wound served as an untreated control. In early results from two patients, one patient demonstrated a decrease in inflammation on the treated side. Total costs incurred through June 30, 2007 relating to this study were approximately $12,800.

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

In the third quarter of 2006, the Company commenced discussions with several teaching centers in the U.S. and Canada to expand the study to include patients in the earlier stages of disease to determine the efficacy of AVR118 on such patients. The Company believes transitioning the study to such centers would enable it to accelerate enrollment in an expanded program where higher patient accrual rates can be achieved, and to expand the Company’s network of clinical trial sites. On June 28, 2007 the Therapeutic Products Division of Health Canada approved the Company’s application for a clinical IND for a Phase II open label study with AVR118 in patients with a variety of wounds. This approval will allow the Company to commence clinical trails in patients with histologically confirmed malignancies who present with clinically demonstrable anorexia or anorexia-cachexia syndrome at Canadian centers which are recognized by the FDA as being fully compliant with U.S. clinical standards.

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

In May 2006, the Company completed enrollment of the first 30 patients on the 4.0 ml dosage portion of the study. In June 2006, the Company terminated further accrual of the patients on the 1.0 ml dosage after three patients had been accrued. Following an interim analysis of the 30 patients treated with the 4.0 ml dose as well as the additional three patients treated with the 1.0 ml dose, the Company concluded that: (i) AVR118 can be given safely to patients with Type 2 diabetes, and (ii) in contrast to previous reports, AVR118 had no apparent effects on blood glucose levels in patients receiving oral hypoglycemic therapies, and no demonstrable effect on blood chemistry, hematology, weight gain or lean body mass in Type 2 diabetes patients. The total costs incurred relating to this Phase I study were approximately $516,000.

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
NOTE 4. EMPLOYMENT AGREEMENT
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

		Weighted Average
	Total Options	Exercise Price
Outstanding at January 1, 2007	113,208,283	$0.1656
Granted	50,675,000	$.0618
Exercised	—	—
Forfeited	—	—
Expired unexercised	—	—

Outstanding at June 30, 2007	163,883,283	$0.1336

Options exercisable at June 30, 2007	113,003,033	$0.1534

During the first six months of 2007, the Company recorded stock-based compensation in the amount of $193,863 compared with $86,377 for the first six months of 2006, substantially all of which pertained to options granted to the Company’s officers and directors during 2007 and 2004. At June 30, 2007, there was approximately $1,477,000 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.0 years.

During the six months ended June 30, 2007, the Company granted stock options to purchase an aggregate of 50,675,000 shares of common stock to its President and members of its Board of Directors. No stock options were granted during the six months ended June 30, 2006.

The weighted-average remaining contractual terms of outstanding stock options and exercisable stock options at June 30, 2007 was 4.4 years and 2.2 years, respectively. The aggregate intrinsic value of outstanding stock options and exercisable stock options at June 30, 2007 was approximately $0. The total fair value of the stock options granted during the six months ended June 30, 2007 is $1,209,556.

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

On May 14, 2007, the Company granted stock options to purchase an aggregate of 10,675,000 shares of its common stock under the 2007 Plan at an exercise price of $0.05 for a period of ten years to members of the Board of Directors in consideration for their service on the Board. In addition, on May 14 2007, in connection with the new employment agreement with Mr. Elliston, the Company’s President and Chief Executive Officer, the Company granted Mr. Elliston stock options to purchase an aggregate of 40,000,000 shares of common stock under the 2007 Plan at exercise prices ranging from $0.05 to $0.08 for a period of five years from the vesting date.
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

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)
NOTE 7. SECURITIES PURCHASE AGREEMENTS
January 2007 Private Placement

On January 1, 2007, pursuant to a securities purchase agreement, the Company sold to Cornell Capital Partners, L.P. (“Cornell”) $1,500,000 principal amount of its 9% secured convertible debentures, due December 31, 2009, along with warrants to purchase an aggregate of 48,076,923 shares of its common stock, which are exercisable through December 31, 2012 at an exercise price equal to $0.0312 or as may be adjusted from time to time pursuant to the terms thereof. Pursuant to the agreement, Yorkville Advisors LLC, the general partner of Cornell, received cash compensation equal to 10% of the gross proceeds of the convertible debentures purchased by Cornell as well as a $20,000 structuring fee and a $10,000 due diligence fee.

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

Cornell may convert the debentures plus accrued interest, (which may be paid at the Company’s option, subject to certain conditions regarding registration of the shares underlying the debenture, in cash or common stock), in shares of the Company’s common stock at a conversion price equal to the lesser of $0.0312 or 95% of the lowest volume weighted average price of the Company’s common stock during the thirty consecutive trading days immediately preceding the applicable conversion date. Subject to certain exceptions, at the Company’s option, the Company may redeem a portion or the entire outstanding debenture at a price equal to 115% of the amount redeemed plus accrued interest. The Company was obligated to file a registration statement registering the resale of all shares of common stock that may be issued to Cornell upon the conversion of the convertible debentures or exercise of the warrants. The registration statement was filed on February 12, 2007 and was declared effective on May 29, 2007.

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
January 2007 Private Placement (Continued)

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

The registration rights agreement with Cornell requires the Company, subject to certain terms and conditions, to register the underlying shares of the Company’s common stock under the Securities Act. The registration rights granted are subject to customary exceptions and qualifications and compliance with certain registration procedures. The Company is required to pay to Cornell liquidated damages of 2% of the aggregate purchase price of the liquidated value of the convertible debentures for each 30-day period if any of the following events occurs and during the period such event is continuing: (i) the Company fails to file with the Securities and Exchange Commission (SEC) the registration statement on or before the 60th day after January 1, 2007; (ii) the registration statement is not declared effective by the Securities and Exchange Commission on or before May 1, 2007; or (iii) after the effective date of the registration, sales cannot be made pursuant to the registration statement (whether because of a failure to keep the registration statement effective, failure to disclose such information as is necessary for sales to be made pursuant to the registration statement, failure to register sufficient shares of common stock or otherwise). Such payments must be made within three business days of such failure and every 30-day period thereafter until such failure is cured. Any liquidated damages begin accruing on the date of any such failure. The SEC declared the registration statement effective on May 29, 2007. The penalty was waived by Cornell.

On May 30, 2007, Cornell exercised warrants to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $0.0312 for net proceeds of $312,000. On May 31, 2007, Cornell converted $600,000 principal amount of the convertible debentures at a conversion price of $0.0239 for 25,104,603 shares of the Company’s common stock. On June 22, 2007, Cornell converted $250,000 principal amount of the convertible debentures at a conversion price of $0.0312 for 8,012,821 shares of the Company’s common stock. Upon the conversion of $850,000 principal amount of convertible debt, the Company recorded approximately $671,000 of interest expense relating to the beneficial conversion feature and discount on convertible debt.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)
NOTE 7. SECURITIES PURCHASE AGREEMENTS (Continued)
Subsequent Event — July 2007 Private Placement

On July 24, 2007, the Company entered into a securities purchase agreement with Cornell to sell $2,750,000 principal amount of the Company’s 9% secured convertible debentures due July 24, 2010, consisting of: (i) $750,000 of the Company’s Series A secured convertible debentures (the “Series A Debentures”); and (ii) $2,000,000 of the Company’s Series B secured convertible debentures (the “Series B Debentures”). The Series A Debentures have a conversion price equal to the lesser of $0.0312 or 95% of the lowest volume weighted average price of the Company’s common stock during the thirty consecutive trading days immediately preceding the applicable conversion date, and the Series B Debentures have a conversion price equal to the lesser of $0.0262 or 95% of the lowest volume weighted average price of the Company’s common stock during the thirty consecutive trading days immediately preceding the applicable conversion date. In addition, pursuant to the agreement, the Company issued to Cornell (i) warrants to purchase an aggregate of 24,038,462 shares of the Company’s common stock at an exercise price equal to $0.0312; and (ii) warrants to purchase an aggregate of 76,335,878 shares of the Company’s common stock at an exercise price equal to $0.0262. The warrants are exercisable for five years from the date of issuance.

Pursuant to the agreement, Yorkville Advisors LLC, the general partner of Cornell, will receive cash compensation equal to 10% of the gross proceeds of the convertible debentures purchased by Cornell as well as a $15,000 structuring fee and a $5,000 due diligence fee.

Subject to certain exceptions, at the Company’s option, the Company may redeem a portion or all of the outstanding Convertible debentures at a price equal to 120% of the amount redeemed plus accrued interest. The Company is obligated to file a registration statement with the SEC registering the resale of all shares of common stock that may be issued to Cornell upon the conversion of the convertible debentures or exercise of the warrants.

Cornell acquired the Series A Debentures, $750,000 principal amount of the Series B Debentures, and all of the warrants at the first closing upon execution of the agreement on July 25, 2007, from which the Company received net proceeds of $1,330,000, in reliance upon an applicable exemption from registration under Section 4(2) of the Securities Act of 1933 in connection with a transaction that did not involve a public offering. Cornell is also obligated to acquire an additional $625,000 of the Series B Debentures on the date the registration statement is filed; and $625,000 of the Series B Debentures on the date the registration statement is declared effective by the SEC.

The registration rights agreement provides that the registration statement may be filed no earlier than the later of (i) November 29, 2007 or (ii) the date that is sixty (60) days from the date that Cornell has sold substantially all the shares registered for resale on the previous registration statement (file number 333-140634), or such earlier date that the Company may file the registration statement for the resale of shares underlying the convertible debentures and warrants in reliance on Rule 415 promulgated by the SEC pursuant to the Securities Act of 1933.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)
NOTE 7. SECURITIES PURCHASE AGREEMENTS (Continued)
Subsequent Event — July 2007 Private Placement (Continued)

The Company’s obligations under the agreement and the documents entered into in connection therewith are secured by a first priority security interest in all of its assets pursuant to a security agreement entered in connection with a previously disclosed private placement transaction with Cornell in January 1, 2007.

Outstanding Warrants

From time to time, the Company has issued warrants to purchase common stock to various parties as part of a stock purchase agreement or a settlement. The following is a summary of those warrants that have been issued:

Warrants
Outstanding at January 1, 2007	68,041,501
Granted	48,076,923
Exercised	(10,000,000)
Expired	(15,535,134)

Outstanding at June 30, 2007	90,583,290

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

					Inception
	Three Months		Six Months		(February 20, 1984)
	Ended June 30,		Ended June 30,		to June 30,
	2007	2006	2007	2006	2007
Revenues	$—	$—	$—	$—	$—

Costs and Expenses:
General and administrative	1,016	20,389	4,502	21,405	1,379.220
Depreciation	—	1,859	—	3,718	316,737

	1,016	22,248	4,502	25,123	1,695,557

Other Income	—	—	—	—	140,020

Loss from discontinued operations	($1,016)	($22,248)	($4,502)	($25,123)	($1,555,937)

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)
NOTE 9. RECENT ACCOUNTING PRONOUNCEMENTS
In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company expects to adopt SFAS No. 159 on January 1, 2008 and has not yet determined the impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company expects to adopt SFAS No. 157 on January 1, 2008 and has not yet determined the impact on the consolidated financial statements.

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
     Since our incorporation in July 1985, we have been engaged primarily in research and development activities. We have never generated material operating revenue, and as of June 30, 2007, we had incurred a cumulative net loss of approximately $74,664,000. Our ability to generate operating revenue depends upon our success in gaining approval for the commercial use and distribution of AVR118 from the Food and Drug Administration (FDA).
Research and Development
     The costs relating to our research and development efforts for the years 2000 to 2006 and the three and six months ended June 30, 2007 are presented below. Since March 31, 2006, our expenditures for research and development have decreased significantly over each subsequent quarter (from $497,000 as of March 31, 2006 to $189,000 as of June 30, 2007), primarily due to the internalization of certain research and development functions, the increased efficiencies resulting from such internalization, and the elimination of certain expenses resulting from the transition of the Phase II cancer/cachexia study, the cessation of the type 2 diabetes study, the termination of the MediVector agreement, and the implementation of more cost effective patient accrual and other procedures relating to the Phase II dermatological study.

Costs Relating to Research and Development Efforts
from January 2000 through June 30, 2007

		3 Months	6 Months Ended	2000-6/30/07
	2000-2006	6/30/07	6/30/07	To Date
COST CATEGORY
Hospital fees
Phase I (topical)	254,246	—	—	254,246
Phase I/II (I AIDS, (Israel)	140,500	—	—	140,500
Phase I leukemia/lymphoma (Israel)	19,000	—	—	19,000
Phase I solid tumor (Israel)	8,000	—	—	8,000
Phase II cancer study (NY)	115,002	—	—	115,002
Phase I diabetes study	266,452	—	—	266,452
In vitro and Avian Flu	41,868	—	—	41,868
Anti-Inflammatory	7,542	—	—	7,542
Wound healing / Dermatological study	35,487	9,050	12,800	48,267
Lab fees	138,292	—	—	138,292
Insurance cost	101,679	6,250	12,959	114,438

TOTAL CLINICAL FEES	1,128,068	15,300	25,759	1,153,827

IND preparation/maintenance	286,209	—	—	286,209
CRO clinical trial management Phase I (topical)	47,527	—	—	47,527
Phase I/II AIDS (Israel)	1,447,919	—	(6,113)	1,441,806
Argentina patient experiences	253,168	—	—	253,168
Data management & study reports	932,163	—	—	932,163
Clinical & Regulatory consulting	2,384,255	94	1,594	2,385,849

TOTAL CLINICAL/REGULATORY OPERATIONS	5,351,241	94	(4,519)	5,346,722

General lab supplies	1,174,047	4,479	10,138	1,184,185
Toxicology	197,135	—	—	197,135
Contracted research & development	617,368	—	—	617,368
Validation	705,249	—	—	705,249
Drug preparation and support	1,982,421	—	—	1,982,421
Salary & Facility allocations	8,111,822	169,133	343,528	8,455,350
R&D Miscellaneous Expenses	37,720	—	—	37,720

TOTAL PRECLINICAL RESEARCH & DEVELOPMENT	12,825,762	173,612	353,666	13,179,428

TOTAL RESEARCH AND DEVELOPMENT	19,305,071	189,006	374,906	19,679,977

     Phase II Dermatological Study
     In April 2006, we commenced a study at the University of Miami to preliminarily test the efficacy of topically applying AVR118 to wounds in animal models (e.g. pigs). A report received from the University of Miami in August 2006 analyzing the data from the three pig study indicated that the topical application of AVR118 accelerates the rate at which wounds heal. Although preliminary, we believed that further study was merited. Based on the results from the August 2006 report from the University of Miami, we filed an amendment with the FDA to our existing IND to expand the use of AVR118 to include a Phase II dermatological study involving topical therapy. We believe these applications could potentially be used to treat a wide variety of common dermatologic conditions, such as micro-dermabrasion.
     In January 2007, we began the Phase II dermatological study using a topically applied spray formulation of AVR118 as a wound healing agent. The Phase II dermatological study involves patients with common skin problems ranging from acne scars to surgical wounds, and will study how AVR118’s ability to promote tissue repair and regeneration can be put to use in the clinical setting, and analyze the efficacy of AVR118 as a topical therapy. The protocol for the dermatological study provides for 12-20 patients to be treated with AVR118. While there can be no assurances, preliminary findings from the study show that topical treatment with AVR118 appears to have clinical activity in reducing inflammation and redness associated with surgical incisions or dermatologic dermabrasion. The first cohort of patients examined underwent dermabrasion for the treatment of severe acne. Following the procedure, AVR118 was applied directly to one half of the inflamed facial tissue. The other half of the face remained untreated. A preliminary examination of five patients demonstrated visible improvement on the treated side of their face. The treated area showed less inflammation as well as a reduction in the redness and swelling of acne lesions. The second cohort of patients examined underwent plastic surgery that resulted in a minimum of two bilateral surgical incisions. AVR118 was applied topically to one wound and the second wound served as an untreated control. In early results from two patients, one patient demonstrated a decrease in inflammation on the treated side. We are currently reviewing the possibility of opening additional study sites to increase patient recruitment. Total costs incurred through June 30, 2007 relating to this study were approximately $12,800.
     Phase II Cancer Study
     In February 2005, we entered into an agreement with the Biomedical Research Alliance (BRANY), as agent for a network of hospitals, pursuant to which the hospitals would conduct our Phase II clinical study to evaluate the effect of a 4.0 ml dose of AVR118 administered to patients with systemic symptoms related to advanced cancer who are not receiving chemotherapy. We experienced difficulty accruing patients for the Phase II cancer study and in December 2005, amended the protocol to permit patients undergoing third-line chemotherapy treatment to become participants in the Phase II cancer study, in order to facilitate patient accrual. In the Phase II cancer study, patients are administered AVR118 for three weeks in order to compare treatment versus no treatment, after which the results of the study are to be analyzed. Those patients who did not receive AVR118 during the first three-week period are permitted to take the drug for the second three-week period.
     The total cost incurred through June 30, 2007 relating to the Phase II cancer study is approximately $478,000. Only eleven patients had been enrolled in the Phase II Study. In the third quarter of 2006, we commenced discussions with several teaching centers to expand the study to include patients in the earlier stages of disease to determine the efficacy of AVR118 on such patients. We believe transitioning the study to such centers would enable it to accelerate enrollment in an expanded program where higher patient accrual rates can be achieved, and to expand our network of clinical trial sites. On June 28, 2007 the Therapeutic Products Division of Health Canada approved our application for a clinical IND for a Phase II open label study with AVR118 in patients with a variety of wounds. This approval will allow us to commence clinical trails in patients with histologically confirmed malignancies who present with clinically demonstrable anorexia or anorexia-cachexia syndrome at Canadian centers which are recognized by the FDA as being fully compliant with U.S. clinical standards.
Private Placements with Cornell Capital Partners, LP
     January 2007 Private Placement. On January 1, 2007, we entered into a securities purchase agreement with Cornell Capital Partners, L.P. (“Cornell”), to sell $1,500,000 principal amount of our 9% secured convertible debentures, due January 1, 2010, along with warrants to purchase an aggregate of 48,076,923 shares of our common stock, which are exercisable through January 1, 2012 at an exercise price equal to $0.0312 or as may be adjusted from time to time pursuant to the terms thereof. The convertible debentures have a term of three years, accrue interest at 9% and are convertible into our common stock at a price per share equal to the lesser of (a) $0.0312 per share, or (b) an amount equal to 95% of the lowest volume weighted average price of our common stock for the 30 trading days immediately preceding the conversion date, as quoted by Bloomberg, LP. Cornell acquired $1,000,000 principal amount of the convertible debentures upon the first closing under the purchase agreement on January 5, 2007, and the remaining $500,000 principal amount of the convertible debentures on February 16, 2007. In addition, Cornell agreed to purchase up to an additional $750,000 of convertible debentures upon the satisfaction of certain conditions, including (i) our enrollment of the first patient in our Phase II dermatological study, (ii) the registration statement, of which this prospectus forms a part, being declared effective by the SEC, and the execution of similar transaction documents on terms mutually agreed upon by the parties. Our obligations under the Cornell Agreement, the convertible debentures and the ancillary documents entered into in connection therewith are secured by a first priority security interest in all of our assets. The registration statement registering the resale of all shares of common stock that may be issued to Cornell upon the conversion of the convertible debentures or exercise of the warrants was filed on February 12, 2007 and was declared effective on May 29, 2007.

     July 2007 Private Placement. On July 24, 2007, we entered into a securities purchase agreement with Cornell to sell $2,750,000 principal amount of our 9% secured convertible debentures due July 24, 2010, consisting of: (i) $750,000 of our Series A secured convertible debentures (the “Series A Debentures”); and (ii) $2,000,000 of our Series B secured convertible debentures (the “Series B Debentures”). The Series A Debentures have a conversion price equal to the lesser of $0.0312 or 95% of the lowest volume weighted average price of our common stock during the thirty consecutive trading days immediately preceding the applicable conversion date, and the Series B Debentures have a conversion price equal to the lesser of $0.0262 or 95% of the lowest volume weighted average price of our common stock during the thirty consecutive trading days immediately preceding the applicable conversion date. In addition, pursuant to the agreement, we issued to Cornell (i) warrants to purchase an aggregate of 24,038,462 shares of our common stock at an exercise price equal to $0.0312; and (ii) warrants to purchase an aggregate of 76,335,878 shares of our common stock at an exercise price equal to $0.0262. The warrants are exercisable for five years from the date of issuance.
     Pursuant to the agreement, Yorkville Advisors LLC, the general partner of Cornell, will receive cash compensation equal to 10% of the gross proceeds of the Series A and Series B convertible debentures purchased by Cornell as well as a $15,000 structuring fee and a $5,000 due diligence fee.
     Subject to certain exceptions, at our option, we may redeem a portion or all of the outstanding Series A and Series B convertible debentures at a price equal to 120% of the amount redeemed plus accrued interest. We are obligated to file a registration statement with the SEC registering the resale of all shares of common stock that may be issued to Cornell upon the conversion of the convertible debentures or exercise of the warrants.
     Cornell acquired the Series A Debentures, $750,000 of the Series B Debentures and the warrants at the first closing upon execution of the agreement on July 25, 2007, from which we received net proceeds of $1,330,000, in reliance upon an applicable exemption from registration under Section 4(2) of the Securities Act of 1933 in connection with a transaction that did not involve a public offering. Cornell is also obligated to acquire an additional $625,000 of the Series B Debentures on the date the registration statement is filed; and $625,000 of the Series B Debentures on the date the registration statement is declared effective by the SEC.
     The registration rights agreement provides that the registration statement may be filed no earlier than the later of (i) November 29, 2007 or (ii) the date that is sixty (60) days from the date that Cornell has sold substantially all the shares registered for resale on the previous registration statement (file number 333-140634), or such earlier date that we may file the registration statement for the resale of shares underlying the convertible debentures and warrants in reliance on Rule 415 promulgated by the SEC pursuant to the Securities Act of 1933.
     Our obligations under the agreement and the documents entered into in connection therewith are secured by a first priority security interest in all of its assets pursuant to a security agreement entered in connection with a previously disclosed private placement transaction with Cornell in January 1, 2007.
Proposed Sale of Assets
     During 2002, the Board of Directors approved a plan to sell Advance Viral Research Ltd. (“AVR Ltd”), our Bahamian subsidiary. The decision was based upon the completion of construction on our facility in Yonkers, New York capable of providing all functions previously provided by the Freeport, Bahamas plant. The assets of AVR Ltd. have been classified on our Consolidated Balance Sheet at June 30, 2007 and

December 31, 2006 as Assets held for Sale. AVR Ltd. had no liabilities as of June 30, 2007 and December 31, 2006, except inter-company payables which have been eliminated in consolidation. The operations for AVR Ltd. have been classified in the Consolidated Statements of Operations for the three and six months ended June 30, 2007 and June 30, 2006 as Loss from Discontinued Operations.
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
RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 VS. JUNE 30, 2006.
     We incurred losses from continuing operations of $1,526,000 vs. $996,000 for the three months ended June 30, 2007 and 2006 respectively and $2,484,000 vs. $2,215,000 for the six months ended June 30, 2007 and 2006 respectively. Our losses were attributed primarily to:
     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses for the three months ended June 30, 2007 decreased 66% to $189,000 compared to $570,000 for the three months ended June 30, 2006. Research and development expenses for the six months ended June 30, 2007 decreased 65% to $375,000 compared to $1,068,000 for the six months ended June 30, 2006.The change in research and development expenses primarily resulted from:
•	Research and development expenditures relating to salaries, benefits and facilities were $115,000 vs. $104,000 for the three months ended June 30, 2007 and 2006, respectively and $231,000 vs. $209,000 for the six months ended June 30, 2007 and 2006, respectively. This increase was due to a full salary expense for Stephen Elliston, President and CEO compared to a partial salary expense associated with Elma Hawkins, who resigned as our President and CEO in February 2006. For the three months ended June 30, 2007 and 2006, 53% of our payroll and related expenses were allocated to research and development expenses, respectively. For the six months ended June 30, 2007 and 2006, 53% and 49% of our payroll and related expenses were allocated to research and development expenses, respectively;

•	Research and development expenditures relating to consulting services provided by Elma Hawkins relating to scientific matters was $0 and $90,000 for the three months ended June 30, 2007 and 2006 respectively and was $0 and $153,000 for the six months ended June 30, 2007 and 2006 respectively;

•	Clinical testing fees were $15,000 vs. $79,000 for the three months ended June 30, 2007 and 2006, respectively, and were $26,000 vs. $172,000 for the six months ended June 30, 2007 and 2006, respectively. The decrease for the three and six month period ended June 30, 2007 vs. 2006 was primarily attributable to no Phase I diabetes trial costs and Phase II cancer/cachexia trial costs, offset by the commencement of the dermatological study; and

•	Expenses associated with clinical and regulatory activities were $100 and $213,000 for the three months ended June 30, 2007 and 2006, respectively and ($4,500) and $383,000 for the six months ended June 30, 2007 and 2006, respectively . The decrease for the three and six months ended June 30, 2007 vs. 2006 was primarily attributable to the cessation of regulatory consulting costs and data management fees for processing the Phase II cancer/cachexia study with BRANY and Phase I diabetes study by December 31, 2006.
     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased 12% to $448,000 from $400,000 for the three months ended June 30, 2007 and 2006, respectively and decreased 2% to $1,072,000 from $1,095,000 for the six months ended June 30, 2007 and 2006. The changes in general and administrative expenses primarily resulted from:
•	Increased payroll and related expenses of $85,000 vs.$76,000 for the three months ended June 30, 2007 and 2006, respectively and decreased payroll and related expenses of $169,000 vs.$194,000 for the six months ended June 30, 2007 and 2006, respectively due to the elimination of the salary expense associated with Elma Hawkins, who resigned as President and CEO in February 2006, as well as the termination of three other employees during the first quarter of 2006; and

•	Professional fees increased 49% to $133,000 vs. $89,000 for the three months ended June 30, 2007 and 2006, respectively and increased 26% to $293,000 vs. $232,000 for the six months ended June 30, 2007 and 2006 respectively, and

•	Compensation and other expense for options and warrants. We have applied the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payments, to stock-based employee compensation. In the three months ended June 30, 2007 and June 30, 2006 $149,000 and ($56,000) respectively of stock-based employee compensation cost and in the six months ended June 30, 2007 and June 30, 2006 $194,000 and $86,000 respectively of stock-based employee compensation cost is reflected in General and Administrative expense.
     DEPRECIATION AND AMORTIZATION EXPENSE Depreciation and amortization expense decreased 89% to $6,000 vs. $55,000 for the three months ended June 30, 2007 and 2006, respectively and decreased 87% to $15,000 vs. $115,000 for the six months ended June 30, 2007 and 2006, respectively This decrease for the comparative three and six month periods was due to assets acquired in prior years that were fully depreciated in 2007 and the determination that certain assets were taken out of service and held for sale.
     INTEREST INCOME (EXPENSE). Interest income decreased 68% to $10,000 vs.$30,000 for the three months ended June 30, 2007 and 2006, respectively and decreased 61% to $25,000 vs.$65,000 for the six months ended June 30, 2007 and 2006 as a result of decreased cash balances invested in money market accounts. Interest expense increased to $893,000 from $2,000 for the three months ended June 30, 2007 and 2006 and increased to $1,047,000 from $3,000 for the six months ended June 30, 2007 and 2006.
     Interest expense for the three months ended June 30, 2007 and 2006 was comprised of primarily:
•	$96,000 for the amortization of loan costs;

•	$406,000 for amortization of beneficial conversion feature;

•	$359,000 of amortization of discount on convertible debt; and

•	$29,000 of interest earned relating to the $1,500,000 financing arrangement between us and Cornell.
     Interest expense for the six months ended June 30, 2007 and 2006 was comprised of primarily:
•	$111,000 for the amortization of loan costs;

•	$467,000 for amortization of beneficial conversion feature;

•	$412,000 of amortization of discount on convertible debt; and

•	$55,000 of interest earned relating to the $1,500,000 financing arrangement between the Company and Cornell.
     Interest expense in 2006 was insignificant and related to the financing of our director and officer insurance policy.
     LOSS FROM CONTINUING OPERATIONS. Losses from continuing operations increased 35% to $1,526,000 vs. $996,000 for the three months ended June 30, 2007 and 2006, respectively and losses from continuing operations increased 11% to $2,484,000 vs. $2,215,000 for the six months ended June 30, 2007 and 2006, respectively. The change for the comparable periods was primarily due to interest expenses relating to the financing arrangement between the Company and Cornell Capital Partners.
     LOSS FROM DISCONTINUED OPERATIONS. Losses from discontinued operations were $1,000 vs. $22,000 for the three months ended June 30, 2007 and 2006, respectively and $5,000 vs. $25,000 for the six months ended June 30, 2007 and 2006, respectively which losses resulted from our 99% owned Bahamian subsidiary, Advance Viral Research Ltd. held for sale. During 2002, our Board of Directors approved a plan to sell Advance Viral Research Ltd.
     REVENUES. We had no revenues for the three or six months ended June 30, 2007 and 2006.
LIQUIDITY
     We had current assets of $1,543,000 as of June 30, 2007 compared to $1,102,000 as of December 31, 2006. We had total assets of $1,845,000 at June 30, 2007 compared to $1,363,000 at December 31, 2006. The increase in current and total assets was primarily attributable to the receipt of cash of $1,325,000 relating to the $1,500,000 financing which was used to fund current operations. We had current liabilities of $199,000 as of June 30, 2007, compared to $169,000 as of December 31, 2006. We had long term debt of $208,000 as of June 30, 2007 compared to $0 as of December 31, 2006. This debt represents convertible debentures and earned interest of $705,000 offset by deferred discount on the convertible debentures of $497,000 relating to the financing with Cornell during the first quarter of 2007.
     During the six months ended June 30, 2007 we used cash of $1,294,000 for operating activities, compared to $2,122,000 during the six months ended June 30, 2006. During the six months ended June 30, 2007, our expenses included:
•	$400,000 for payroll and related costs primarily for administrative staff, scientific personnel and executive officers;

•	$292,000 for other professional and consulting fees

•	$199,000 for rent and utilities for our Yonkers facility; and

•	$97,000 in proxy costs.

•	$177,000 for insurance costs;

•	$47,000 for expenditures for AVR118 research;
     During the six months ended June 30, 2007, we received $1,636,000 in net funds provided by financing activities compared to $0 for the six months ended June 30, 2006, due to the issuance and sale to Cornell of convertible debentures in the aggregate principal amount of $1,500,000, and the receipt of $312,000 from the exercise by Cornell of warrants to purchase 10,000,000 shares of our common stock. During the six months ended June 30, 2007 we used $2,000 and $6,000 respectively for equipment purchases.
     We have no off-balance sheet transactions.
CAPITAL RESOURCES
Private Placements
     On January 1, 2007, pursuant to a securities purchase agreement, we sold to Cornell $1,500,000 principal amount of our 9% secured convertible debentures, due January 1, 2010, along with warrants to purchase an aggregate of 48,076,923 shares of our common stock, which are exercisable through January 1, 2012 at an exercise price equal to $0.0312 or as may be adjusted from time to time pursuant to the terms thereof. Cornell acquired $1,000,000 principal amount of the debentures upon the first closing under the Cornell Agreement on January 5, 2007, for which we received net proceeds of $875,000, and the remaining $500,000 principal amount of the debentures on February 16, 2007, for which we received net proceeds of $450,000. We are using the net proceeds for working capital purposes. On May 30, 2007, Cornell exercised warrants to purchase 10,000,000 shares of our common stock at an exercise price of $0.0312 for net proceeds of $312,000. On May 31, 2007, Cornell converted $600,000 principal amount of the convertible debentures at a conversion price of $0.0239 for 25,104,603 shares of our common stock. On June 22, 2007, Cornell converted $250,000 principal amount of the convertible debentures at a conversion price of $0.0312 for 8,012,821 shares of our common stock.
     On July 24, 2007, we entered into a securities purchase agreement with Cornell to sell $2,750,000 principal amount of our 9% secured convertible debentures due July 24, 2010, consisting of: (i) $750,000 of our Series A Debentures; and (ii) $2,000,000 of our Series B Debentures. The Series A Debentures have a conversion price equal to the lesser of $0.0312 or 95% of the lowest volume weighted average price of our common stock during the thirty consecutive trading days immediately preceding the applicable conversion date, and the Series B Debentures have a conversion price equal to the lesser of $0.0262 or 95% of the lowest volume weighted average price of our common stock during the thirty consecutive trading days immediately preceding the applicable conversion date. In addition, pursuant to the agreement, we issued to Cornell (i) warrants to purchase an aggregate of 24,038,462 shares of our common stock at an exercise price equal to $0.0312; and (ii) warrants to purchase an aggregate of 76,335,878 shares of our common stock at an exercise price equal to $0.0262. The warrants are exercisable for five years from the date of issuance. We are obligated to file a registration statement registering the resale of all shares of common stock that may be issued to Cornell upon the conversion of the convertible debentures or exercise of the warrants.
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

Outstanding Securities
     In addition to the 739,705,158 shares of our common stock outstanding as of August 14, 2007, we have reserved for issuance approximately 354.8 million shares upon the exercise of currently outstanding stock options and warrants. If all of the foregoing options and warrants were fully exercised, we would receive proceeds of approximately $29.8 million, and we would have approximately 1.1 billion shares of common stock outstanding. In addition, we have reserved for issuance approximately 153.4 million shares upon the conversion of currently outstanding convertible debentures in the aggregate principal amount of $2,150,000. See “Overview — Private Placements with Cornell Capital Partners, LP.” The sale or availability for sale of this number of shares of common stock in the public market could depress the market price of the common stock. Additionally, the sale or availability for sale of this number of shares may lessen the likelihood that additional equity financing will be available to us, on favorable or unfavorable terms. Furthermore, the sale or availability for sale of this number of shares could limit the annual amount of net operating loss carryforwards that could be utilized.
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
ITEM 4. CONTROLS AND PROCEDURES
     As of June 30, 2007, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Acting Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2007 in providing reasonable assurances that material information required to be disclosed is included on a timely basis in the reports it files with the Securities and Exchange Commission (SEC). Furthermore, management noted that no changes occurred during the quarter ended June 30, 2007 that materially affected, or would be reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Incentive Plan/Stock Option Awards
     On May 14, 2007, we granted stock options to purchase an aggregate of 10,675,000 shares of our common stock under the Advanced Viral Research Corp. 2007 Stock Incentive Plan (the “2007 Plan”) at an exercise price of $0.05 for a period of ten years to members of our Board of Directors in consideration for their service on the Board. In addition, on May 14, 2007 in connection with the new employment agreement with Mr. Elliston, our President and Chief Executive Officer (described in Item 5 below), we granted Mr. Elliston an option to purchase an aggregate of 40,000,000 shares of our common stock under the 2007 Plan. The option vests monthly in increments of 666,667 shares, and is exercisable at prices ranging from $0.05 to $0.08 per option share for a period of five years from the applicable vesting date. The stock options described above were issued pursuant to the 2007 Plan in reliance upon the exemption provided by Rule 701 promulgated under the Securities Act of 1933.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION
     Not applicable.

ITEM 6. EXHIBITS
     The following exhibits are filed with this Report:

Exhibit	Description
3.1	Corrected Amended and Restated Certificate of Incorporation of Advanced Viral Research Corp.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED VIRAL RESEARCH CORP.
Date: August 14, 2007	/s/ Stephen M. Elliston
Stephen M. Elliston President and Chief Executive Officer

/s/ Martin Bookman
Martin Bookman, Acting Chief Financial Officer (Principal Financial and Accounting Officer)