Form 10-Q
period 2007-09-30
ADVANCED VIRAL RESEARCH CORP
filed 2007-11-14
CIK 786623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐ No ☒
Indicate the number of shares of the registrant’s Common Stock outstanding as of the close of business on November 13, 2007: 750,400,345

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Advanced Viral” mean Advanced Viral Research Corp. and its subsidiaries (unless the context indicates a different meaning).

ADVANCED VIRAL RESEARCH CORP.
PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     The condensed consolidated financial statements include the accounts of the Company and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the information in the following unaudited consolidated financial statements of the Company have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.
     These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

Advanced Viral Research Corp.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
ASSETS

Current Assets:
Cash and cash equivalents	$2,192,696	$1,042,279
Prepaid insurance	118,612	52,023
Other current assets	27,016	7,981

Total current assets	2,338,324	1,102,283

Property and Equipment, Net	23,482	54,081
Assets Held for Sale	113,285	112,319
Other Assets	308,844	94,392

Total assets	$2,783,935	$1,363,075

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$39,482	$65,151
Accrued liabilities	65,408	103,984

Total current liabilities	104,890	169,135

Long Term Debt
Convertible Debenture — Net of discounts, including accrued interest of approximately $95,000	437,948	—

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $.00001 par value:
2,000,000,000 shares as of September 30, 2007 and 1,000,000,000 shares as of December 31, 2006 authorized, 739,705,158 shares as of September 30, 2007 and 696,587,734 shares as of December 31, 2006 issued and outstanding	7,397	6,966

Undesignated preferred stock, $0.00001 par value:
50,000,000 shares authorized as of September 30, 2007, no shares authorized as of December 31, 2006, no shares issued and outstanding	—	—
Additional paid-in capital	77,753,395	73,362,626
Deficit accumulated during the development stage	(75,519,695)	(72,175,652)

Total stockholders’ equity	2,241,097	1,193,940

Total liabilities and stockholders’ equity	$2,783,935	$1,363,075

See notes to condensed consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					Inception
					(February 20,
	Three Months Ended		Nine Months Ended		1984) to
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

Revenues	$—	$—	$—	$—	$231,892

Costs and Expenses:
Research and development	150,101	353,029	525,007	1,420,604	25,362,482
General and administrative	524,257	561,570	1,596,557	1,656,526	33,900,442
Cost in connection with settlement of distribution agreement	—	—	—	—	687,005
Depreciation and amortization	5,338	39,611	20,181	154,445	4,327,091
Impairment charge — patent cost	—	—	—	—	1,081,085

	679,696	954,210	2,141,745	3,231,575	65,358,105

Loss from Operations	(679,696)	(954,210)	(2,141,745)	(3,231,575)	(65,126,213)

Other Income (Expense):
Interest income	16,947	20,533	42,138	85,568	1,346,310
Other income	—	—	—	—	120,093
Interest expense	(192,093)	(1,968)	(1,238,969)	(4,585)	(10,000,483)
Severance expense — former directors	—	—	—	—	(302,500)

	(175,146)	18,565	(1,196,831)	80,983	(8,836,580)

Loss from Continuing Operations	(854,842)	(935,645)	(3,338,576)	(3,150,592)	(73,962,793)
Loss from Discontinued Operations	(965)	(2,872)	(5,467)	(27,995)	(1,556,902)

Net Loss	$(855,807)	$(938,517)	$(3,344,043)	$(3,178,587)	$(75,519,695)

Net Loss Per Common Share
Basic and Diluted:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	739,705,158	696,587,734	715,247,235	696,587,734

See notes to condensed consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
			(February 20,
	Nine Months Ended		1984) to
	September 30,		September 30,
	2007	2006	2007
Cash Flows from Operating Activities:
Net loss	$(3,344,043)	$(3,178,587)	$(75,519,695)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	20,181	160,022	4,937,868
Impairment charge — patent cost	—	—	1,081,085
Gain on sale of fixed assets	(102,778)	—	(102,778)
Interest accrued on convertible debentures	94,882	—	94,882
Cost in connection with settlement of distribution agreement	—	—	687,005
Amortization of debt issuance costs	131,748	—	1,435,272
Amortization of beneficial conversion feature of convertible shares	525,815	—	5,949,394
Amortization of discount on warrants	482,305	—	2,163,838
Amortization of discount on warrants — consulting services	—	—	230,249
Amortization of deferred compensation cost	—	—	760,500
Issuance of common stock for debenture interest	—	—	237,486
Issuance of common stock for services	—	—	1,586,000
Compensation expense for options and warrants	414,146	175,768	4,507,559
Changes in operating assets and liabilities:
(Increase) decrease in other current assets	(85,624)	16,553	(165,390)
(Increase) decrease in other assets	(966)	(602)	(826,702)
Increase (decrease) in accounts payable and accrued liabilities	(64,245)	(55,815)	111,092

Total adjustments	1,415,464	295,926	22,687,360

Net cash used by operating activities	(1,928,579)	(2,882,661)	(52,832,335)

Cash Flows from Investing Activities:
Purchase of investments	—	—	(6,292,979)
Proceeds from sale of fixed assets	116,328	—	116,328
Proceeds from sale of investments	—	—	6,292,979
Patent costs incurred	—	—	(1,239,119)
Acquisition of property and equipment	(3,132)	(9,764)	(4,407,302)

Net cash provided (used) by investing activities	113,196	(9,764)	(5,530,093)

Cash Flows from Financing Activities:
Proceeds from exercise of warrants	312,000	—	312,000
Proceeds (payment) from issuance of convertible debt	2,653,800	(5,000)	17,223,188
Proceeds from sale of securities, net of issuance costs	—	—	43,410,584
Proceeds from common stock subscribed but not issued	—	—	1,163,900
Proceeds from exercise of stock options	—	—	9,000
Payments under litigation settlement	—	—	(1,050,647)
Payments under capital lease	—	—	(420,581)
Payments on note payable	—	—	(111,320)
Recovery of subscription receivable written off	—	—	19,000

Net cash provided by financing activities	2,965,800	(5,000)	60,555,124

Net Increase (Decrease) in Cash and Cash Equivalents	1,150,417	(2,897,425)	2,192,696

Cash and Cash Equivalents, Beginning	1,042,279	4,615,581	—

Cash and Cash Equivalents, Ending	$2,192,696	$1,718,156	$2,192,696

Supplemental Disclosure of Non-Cash Financing Activities:
Cash paid during the year for interest	$4,217	$4,585

See notes to condensed consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of September 30, 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position as of September 30, 2007 and results of operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006. All such adjustments are of a normal recurring nature.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered accumulated net losses of $75,519,695 since inception and is dependent upon registration of AVR118 for sale before it can begin commercial operations. The Company’s current cash position is inadequate to pay all the costs associated with operations and the full range of testing and clinical trials required by the Food and Drug Administration (FDA). Unless and until AVR118 is approved for sale in the United States or another industrially developed country, the Company will be dependent upon the continued sale of its securities, debt or equity financing for funds to meet its cash requirements. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. No assurance can be given that the Company will be able to sustain its operations until FDA approval of AVR118 for commercial sale is granted or that any approval will ever be granted. Management is currently seeking equity and debt financing, and exploring the sale of certain assets.

In the first nine months of 2007 the Company issued convertible debt for which it received net cash proceeds of approximately $2,653,800 and also received proceeds of $312,000 from the exercise of warrants to purchase 10,000,000 shares of the Company’s common stock under terms of the convertible debt issue, as discussed in further detail in Note 7. During 2006, the Company did not receive any proceeds from any debt or equity transactions.

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

Wound Healing and Phase II Dermatological Study (Continued)

In January 2007, the Company began the Phase II dermatological study using a topically applied spray formulation of AVR118 as a wound healing agent. The Phase II dermatological study involves patients with common skin problems ranging from acne scars to surgical wounds, and will study how AVR118’s ability to promote tissue repair and regeneration can be put to use in the clinical setting, and analyze the efficacy of AVR118 as a topical therapy. The protocol for the dermatological study provides for 12-20 patients to be treated with AVR118. While there can be no assurances, preliminary findings from the study show that topical treatment with AVR118 appears to have clinical activity in reducing inflammation and redness associated with surgical incisions or dermatologic dermabrasion. The first cohort of patients examined underwent dermabrasion for the treatment of severe acne. Following the procedure, AVR118 was applied directly to one half of the inflamed facial tissue. The other half of the face remained untreated. A preliminary examination of five patients demonstrated visible improvement on the treated side of their face. The treated area showed less inflammation as well as a reduction in the redness and swelling of acne lesions. The second cohort of patients examined underwent plastic surgery that resulted in a minimum of two bilateral surgical incisions. AVR118 was applied topically to one wound and the second wound served as an untreated control. In early results from two patients, one patient demonstrated a decrease in inflammation on the treated side. While patient accrual is ongoing, no material progress has been made in the dermatological study since the second quarter of 2007 due to the illness and subsequent death of the principal investigator in August 2007. The Company is actively recruiting a new principal investigator for the study and will continue the study once a new principal investigator is retained. Total costs incurred through September 30, 2007 relating to this study were approximately $9,600.

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

Phase II Cancer Study (Continued)

In June 2007, the Therapeutic Products Division of Health Canada approved the Company’s clinical trial application for the use of AVR118 in cancer patients, which approval permits the Company to commence a clinical trial in patients with histologically confirmed malignancies who present with clinically demonstrable anorexia or anorexia-cachexia syndrome at Canadian centers which are recognized by the FDA as being fully compliant with U.S. clinical standards. The Phase II open label study will examine the effect of a 4.0 ml subcutaneous dose of AVR118 on weight, appetite, performance status and other measures of quality of life in patients with recurrent advanced malignancies. AVR118 will be administered daily for 28 days. Patients with favorable results may be eligible to continue for a longer period. Enrollment initially will include 14 patients. Pending review of preliminary data, there is a provision to increase enrollment to 30 patients.

Subsequent Event. On October 3, 2007, the Company enrolled the first patient in the Canadian open label study at McGill University in Montreal, Quebec.

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

In May 2006, the Company completed enrollment of the first 30 patients on the 4.0 ml dosage portion of the study. In September 2006, the Company terminated further accrual of the patients on the 1.0 ml dosage after three patients had been accrued. Following an interim analysis of the 30 patients treated with the 4.0 ml dose as well as the additional three patients treated with the 1.0 ml dose, the Company concluded that: (i) AVR118 can be given safely to patients with Type 2 diabetes, and (ii) in contrast to previous reports, AVR118 had no apparent effects on blood glucose levels in patients receiving oral hypoglycemic therapies, and no demonstrable effect on blood chemistry, hematology, weight gain or lean body mass in Type 2 diabetes patients. The total costs incurred relating to this Phase I study were approximately $500,000.

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

		Weighted Average
	Total Options	Exercise Price
Outstanding at January 1, 2007	113,208,283	$0.1656
Granted	50,675,000	$.0618
Exercised	—	—
Forfeited	(100,000)	($0.19)
Expired unexercised	(500,000)	($0.010)

Outstanding at September 30, 2007	163,283,283	$0.1337

Options exercisable at September 30, 2007	115,643,700	$0.1613

During the first nine months of 2007, the Company recorded stock-based compensation in the amount of $414,146 compared with $175,768 for the first nine months of 2006, substantially all of which pertained to options granted to the Company’s officers and directors during 2007 and 2004. At September 30, 2007, there was approximately $1,257,000 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 0.89 years.

During the nine months ended September 30, 2007, the Company granted stock options to purchase an aggregate of 50,675,000 shares of common stock to its President and members of its Board of Directors. No stock options were granted during the nine months ended September 30, 2006.

The weighted-average remaining contractual terms of outstanding stock options and exercisable stock options at September 30, 2007 was 4.3 years and 2.0 years, respectively. The aggregate intrinsic value of outstanding stock options and exercisable stock options at September 30, 2007 was approximately $0. The total fair value of the stock options granted during the nine months ended September 30, 2007 is $1,209,556.

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

Lack of Patent Protection

During the third quarter of 2006, the Company reviewed its patent inventory and the cost to maintain them, and determined that certain patents and patent applications were not useful, or that the cost to apply for and maintain patents in certain countries is not justified, and such patents should be abandoned. Patent costs are expensed when incurred and therefore the cost of abandoned patents and patent applications has no effect on the financial statements. The Company presently has issued or granted 15 U.S. patents, two Australian patents and one patent each for Canada, China, Israel and Mexico.. In addition, the Company currently has four patent applications pending with the U.S. Patent Office and 16 foreign patent applications. The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing a similar product. There can be no assurance that such patents, if obtained, will be enforceable.

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

The registration rights agreement with Cornell requires the Company, subject to certain terms and conditions, to register the underlying shares of the Company’s common stock under the Securities Act. The registration rights granted are subject to customary exceptions and qualifications and compliance with certain registration procedures. The Company is required to pay to Cornell liquidated damages of 2% of the aggregate purchase price of the liquidated value of the convertible debentures for each 30-day period if any of the following events occurs and during the period such event is continuing: (i) the Company fails to file with the SEC the registration statement on or before the 60th day after January 1, 2007; (ii) the registration statement is not declared effective by the SEC on or before May 1, 2007; or (iii) after the effective date of the registration, sales cannot be made pursuant to the registration statement (whether because of a failure to keep the registration statement effective, failure to disclose such information as is necessary for sales to be made pursuant to the registration statement, failure to register sufficient shares of common stock or otherwise). Such payments must be made within three business days of such failure and every 30-day period thereafter until such failure is cured. Any liquidated damages begin accruing on the date of any such failure. The SEC declared the registration statement effective on May 29, 2007. The penalty was waived by Cornell.

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

An allocation of the proceeds received from the issuance of the Company’s Series A secured convertible debentures was made between the debt instrument and the warrant by determining the pro-rata share of the proceeds for each by comparing the fair value of each security issued to the total fair value. The fair value of the warrant ($323,019) was determined using the Black-Scholes model with the following assumptions: expected volatility of 87%, risk-free interest rate of 4.8% and an expected holding period of five years. The fair value of the secured convertible debentures was determined by measuring the fair value of the common shares on an “as-converted” basis. The amount allocated to the warrant was recorded as a discount on the debt issued and additional paid-in capital. The value of the beneficial conversion feature of the secured convertible debentures ($366,288) was calculated by comparing the fair value of the underlying common shares on the date of issuance based on the closing price of the Company’s common stock to the “effective” conversion price. The beneficial conversion feature was recorded as a discount on the debenture and is being amortized as additional interest expense over the life of the debenture.

An allocation of the proceeds received from the issuance of the Company’s Series B secured convertible debentures was made between the debt instrument and the warrant by determining the pro-rata share of the proceeds for each by comparing the fair value of each security issued to the total fair value. The fair value of the warrant ($535,122) was determined using the Black-Scholes model with the following assumptions: expected volatility of 87%, risk-free interest rate of 4.8% and an expected holding period of five years. The fair value of the secured convertible debentures was determined by measuring the fair value of the common shares on an “as-converted” basis. The amount allocated to the warrant was recorded as a discount on the debt issued and additional paid-in

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 7.	SECURITIES PURCHASE AGREEMENTS (Continued)

July 2007 Private Placement (Continued)

capital. The value of the beneficial conversion feature of the secured convertible debentures ($214,878) was calculated by comparing the fair value of the underlying common shares on the date of issuance based on the closing price of the Company’s common stock to the “effective” conversion price. The beneficial conversion feature was recorded as a discount on the debenture and is being amortized as additional interest expense over the life of the debenture.

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

Outstanding Warrants

From time to time, the Company has issued warrants to purchase common stock to various parties as part of a stock purchase agreement or a settlement. The following is a summary of those warrants that have been issued:

Warrants
Outstanding at January 1, 2007	68,041,501

Granted	148,451,263
Exercised	(10,000,000)
Expired	(17,335,134)

Outstanding at September 30, 2007	189,157,630

NOTE 8.	DISCONTINUED OPERATIONS

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

					Inception
	Three Months		Nine Months		(February 20, 1984)
	Ended September 30,		Ended September 30,		to September 30,
	2007	2006	2007	2006	2007
Revenues	$—	$—	$—	$—	$—

Costs and Expenses:
General and administrative	965	1,013	5,467	22,418	1,380.185
Depreciation	—	1,859	—	5,577	316,737

	965	2,872	5,467	27,995	1,696,922

Other Income	—	—	—	—	140,020

Loss from discontinued operations	($965)	($2,872)	($5,467)	($27,995)	($1,556,902)

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 9.	RECENT ACCOUNTING PRONOUNCEMENTS.

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
     Since our incorporation in July 1985, we have been engaged primarily in research and development activities. We have never generated material operating revenue, and as of September 30, 2007, we had incurred a cumulative net loss of approximately $75,520,000. Our ability to generate operating revenue depends upon our success in gaining approval for the commercial use and distribution of AVR118 from the Food and Drug Administration (FDA).
Research and Development
     The costs relating to our research and development efforts for the years 2000 to 2006 and the three and nine months ended September 30, 2007 are presented below. Since March 31, 2006, our expenditures for research and development have decreased significantly over each subsequent quarter (from $497,000 as of March 31, 2006 to $150,000 as of September 30, 2007), primarily due to the internalization of certain research and development functions, the increased efficiencies resulting from such internalization, and the elimination of certain expenses resulting from the transition of the Phase II cancer/cachexia study, the cessation of the type 2 diabetes study, the termination of the MediVector agreement, and the implementation of more cost effective patient accrual and other procedures relating to the Phase II dermatological study.

Costs Relating to Research and Development Efforts
from January 2000 through September 30, 2007

		3 MONTHS	9 MONTHS ENDED	2000-9/30/07
COST CATEGORY	2000-2006	9/30/07	9/30/07	TO DATE
Hospital fees
Phase I (topical)	254,246	—	—	254,246
Phase I/II (I AIDS, (Israel)	140,500	—	—	140,500
Phase I leukemia/lymphoma (Israel)	19,000	—	—	19,000
Phase I solid tumor (Israel)	8,000	—	—	8,000
Phase II cancer study (NY)	115,002	—	—	115,002
Phase II cancer study (Canada)	—	25,000	25,000	25,000
Phase I diabetes study	266,452	(16,296)	(16,296)	250,156
In vitro and Avian Flu	41,868	—	—	41,868
Anti-Inflammatory	7,542	—	—	7,542
Wound healing / Dermatological study	35,487	(3,200)	9,600	45,087
Lab fees	138,292	—	—	138,292
Insurance cost	101,679	6,250	19,208	120,887

TOTAL CLINICAL FEES	1,128,068	11,754	37,512	1,165,580

IND preparation/maintenance	286,209	—	—	286,209
CRO clinical trial management
Phase I (topical)	47,527	—	—	47,527
Phase I/II AIDS (Israel)	1,447,919	—	(6,113)	1,441,806
Argentina patient experiences	253,168	—	—	253,168
Data management & study reports	932,163	—	—	932,163
Clinical & Regulatory consulting	2,384,255	—	1,594	2,385,849

TOTAL CLINICAL/REGULATORY OPERATIONS	5,351,241	—	(4,519)	5,346,722

General lab supplies	1,174,047	3,178	13,317	1,187,364
Toxicology	197,135	—	—	197,135
Contracted research & development	617,368	—	—	617,368
Validation	705,249	—	—	705,249
Drug preparation and support	1,982,421	—	—	1,982,421
Salary & Facility allocations	8,111,822	135,170	478,698	8,590,520
R&D Miscellaneous Expenses	37,720	—	—	37,720

TOTAL PRECLINICAL RESEARCH & DEVELOPMENT	12,825,762	138,348	492,015	13,317,777

TOTAL RESEARCH AND DEVELOPMENT	19,305,071	150,102	525,008	19,830,079

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
     In January 2007, we began the Phase II dermatological study using a topically applied spray formulation of AVR118 as a wound healing agent. The Phase II dermatological study involves patients with common skin problems ranging from acne scars to surgical wounds, and will study how AVR118’s ability to promote tissue repair and regeneration can be put to use in the clinical setting, and analyze the efficacy of AVR118 as a topical therapy. The protocol for the dermatological study provides for 12-20 patients to be treated with AVR118. While there can be no assurances, preliminary findings from the study show that topical treatment with AVR118 appears to have clinical activity in reducing inflammation and redness associated with surgical incisions or dermatologic dermabrasion. The first cohort of patients examined underwent dermabrasion for the treatment of severe acne. Following the procedure, AVR118 was applied directly to one half of the inflamed facial tissue. The other half of the face remained untreated. A preliminary examination of five patients demonstrated visible improvement on the treated side of their face. The treated area showed less inflammation as well as a reduction in the redness and swelling of acne lesions. The second cohort of patients examined underwent plastic surgery that resulted in a minimum of two bilateral surgical incisions. AVR118 was applied topically to one wound and the second wound served as an untreated control. In early results from two patients, one patient demonstrated a decrease in inflammation on the treated side. We are currently reviewing the possibility of opening additional study sites to increase patient recruitment. While patient accrual is ongoing, no material progress has been made in the dermatological study since the second quarter of 2007 due to the illness and subsequent death of the principal investigator in August 2007. We are actively recruiting a new principal investigator for the study and will continue the study once a new principal investigator is retained. Total costs incurred through September 30, 2007 relating to this study were approximately $9,600.
     Phase II Cancer Study
     In February 2005, we entered into an agreement with the Biomedical Research Alliance (BRANY), as agent for a network of hospitals, pursuant to which the hospitals would conduct our Phase II clinical study to evaluate the effect of a 4.0 ml dose of AVR118 administered to patients with systemic symptoms related to advanced cancer who are not receiving chemotherapy. We experienced difficulty accruing patients for the Phase II cancer study and in December 2005, amended the protocol to permit patients undergoing third-line chemotherapy treatment to become participants in the Phase II cancer study, in order to facilitate patient accrual. In the Phase II cancer study, patients are administered AVR118 for three weeks in order to compare treatment versus no treatment, after which the results of the study are to be analyzed. Those patients who did not receive AVR118 during the first three-week period are permitted to take the drug for the second three-week period. The total cost incurred through September 30, 2007 relating to the Phase II cancer study is approximately $478,000. Only eleven patients had been enrolled in the Phase II Study.
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
     In June 2007, the Therapeutic Products Division of Health Canada approved our clinical trial application for the use of AVR118 in cancer patients, which approval permits us to commence a clinical trial in patients with histologically confirmed malignancies who present with clinically demonstrable anorexia or anorexia-cachexia syndrome at Canadian centers which are recognized by the FDA as being fully compliant with U.S. clinical standards. The Phase II open label study will examine the effect of a 4.0 ml subcutaneous dose of AVR118 on weight, appetite, performance status and other measures of quality of life in patients with recurrent advanced malignancies. AVR118 will be administered daily for 28 days. Patients with favorable results may be eligible to continue for a longer period. Enrollment initially will include 14 patients. Pending review of preliminary data, there is a provision to increase enrollment to 30 patients.
     On October 3, 2007, we enrolled the first patient in the Canadian open label study at McGill University in Montreal, Quebec.
Private Placements with Cornell Capital Partners, LP
     January 2007 Private Placement. On January 1, 2007, we entered into a securities purchase agreement with Cornell Capital Partners, L.P. (“Cornell”), to sell $1,500,000 principal amount of our 9% secured convertible debentures, due January 1, 2010, along with warrants to purchase an aggregate of 48,076,923 shares of our common stock, which are exercisable through January 1, 2012 at an exercise price equal to $0.0312 or as may be adjusted from time to time pursuant to the terms thereof. The convertible debentures have a term of three years, accrue interest at 9% and are convertible into our common stock at a price per share equal to the lesser of (a) $0.0312 per share, or (b) an amount equal to 95% of the lowest volume weighted average price of our common stock for the 30 trading days immediately preceding the conversion date, as quoted by Bloomberg, LP. Cornell acquired $1,000,000 principal amount of the convertible debentures upon the first closing under the purchase agreement on January 5, 2007, and the remaining $500,000 principal amount of the convertible debentures on February 16, 2007. In addition, Cornell agreed to purchase up to an additional $750,000 of convertible debentures upon the satisfaction of certain conditions, including (i) our enrollment of the first patient in our Phase II dermatological study, (ii) the registration statement, of which this prospectus forms a part, being declared effective by the Securities and Exchange Commission (SEC), and the execution of similar transaction documents on terms mutually agreed upon by the parties. Our obligations under the Cornell Agreement, the convertible debentures and the ancillary documents entered into in connection therewith are secured by a first priority security interest in all of our assets. The registration statement registering the resale of all shares of common stock that may be issued to Cornell upon the conversion of the convertible debentures or exercise of the warrants was filed on February 12, 2007 and was declared effective on May 29, 2007.
     On May 30, 2007, Cornell exercised warrants to purchase 10,000,000 shares of our common stock at an exercise price of $0.0312 for net proceeds of $312,000. On May 31, 2007, Cornell exercised its right to convert $600,000 principal amount of the convertible debentures at a conversion price of $0.0239 for 25,104,603 shares of our common stock. On June 22, 2007, Cornell exercised its right to convert $250,000 principal amount of the convertible debentures at a conversion price of $0.0312 for 8,012,821 shares of our common stock. On October 23, 2007, Cornell exercised its right to convert $200,000 principal amount of the convertible debentures at a conversion price of $0.0187 for 10,695,187 shares of our common stock.
     July 2007 Private Placement. On July 24, 2007, we entered into a securities purchase agreement with Cornell to sell $2,750,000 principal amount of our 9% secured convertible debentures due July 24, 2010, consisting of: (i) $750,000 of our Series A secured convertible debentures (the “Series A Debentures”); and (ii) $2,000,000 of our Series B secured convertible debentures (the “Series B Debentures”). The Series A Debentures have a conversion price equal to the lesser of $0.0312 or 95% of the lowest volume weighted average price of our common stock during the thirty consecutive trading days immediately preceding the applicable conversion date, and the Series B Debentures have a conversion price equal to the lesser of $0.0262 or 95% of the lowest volume weighted average price of our common stock during the thirty consecutive trading days immediately preceding the applicable conversion date. In addition, pursuant to the agreement, we issued to Cornell (i) warrants to purchase an aggregate of 24,038,462 shares of our common stock at an exercise price equal to $0.0312; and (ii) warrants to purchase an aggregate of 76,335,878 shares of our common stock at an exercise price equal to $0.0262. The warrants are exercisable for five years from the date of issuance. For more information regarding this transaction, see “Part II — Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”
Proposed Sale of Assets
     During 2002, the Board of Directors approved a plan to sell Advance Viral Research Ltd. (“AVR Ltd”), our Bahamian subsidiary. The decision was based upon the completion of construction on our facility in Yonkers, New York capable of providing all functions previously provided by the Freeport, Bahamas plant. The assets of AVR Ltd. have been classified on our Consolidated Balance Sheet at September 30, 2007 and December 31, 2006 as Assets held for Sale. AVR Ltd. had no liabilities as of September 30, 2007 and December 31, 2006, except inter-company payables which have been eliminated in consolidation. The operations for AVR Ltd. have been classified in the Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and September 30, 2006 as Loss from Discontinued Operations.

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
RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 VS. SEPTEMBER 30, 2006.
     We incurred losses from continuing operations of $855,000 vs. $936,000 for the three months ended September 30, 2007 and 2006 respectively and $3,339,000 vs. $3,151,000 for the nine months ended September 30, 2007 and 2006 respectively. Our losses were attributed primarily to:
     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses for the three months ended September 30, 2007 decreased 57% to $150,000 compared to $353,000 for the three months ended September 30, 2006. Research and development expenses for the nine months ended September 30, 2007 decreased 63% to $525,000 compared to $1,421,000 for the nine months ended September 30, 2006.The change in research and development expenses primarily resulted from:
•	Research and development expenditures relating to salaries, benefits and facilities were $135,000 vs. $148,000 for the three months ended September 30, 2007 and 2006, respectively and $453,000 vs. $435,000 for the nine months ended September 30, 2007 and 2006, respectively. This third quarter decrease was due to a full salary expense for Stephen Elliston, President and CEO compared to a partial salary expense associated with Elma Hawkins, who resigned as our President and CEO in February 2006, offset by lower support salaries and utility costs. The year to date increase was due to a full salary expense for Stephen Elliston compared to a partial salary expense associated with Elma Hawkins. For the three months ended September 30, 2007 and 2006, 50% of our payroll and related expenses were allocated to research and development expenses, respectively. For the nine months ended September 30, 2007 and 2006, 52% and 49% of our payroll and related expenses were allocated to research and development expenses, respectively;

•	Research and development expenditures relating to consulting services provided by Elma Hawkins relating to scientific matters was $0 for the three months ended September 30, 2007 and 2006 respectively and was $0 and $153,000 for the nine months ended September 30, 2007 and 2006 respectively;

•	Clinical testing fees were $12,000 vs. $66,000 for the three months ended September 30, 2007 and 2006, respectively, and were $38,000 vs. $238,000 he nine months ended September 30, 2007 and 2006, respectively. The decrease for the three and nine month period ended September 30, 2007 vs. 2006 was primarily attributable to no new Phase I diabetes and Phase II cancer/cachexia trial costs, offset by the commencement of the dermatological study and the start of a new Phase II cancer/cachexia trial in Canada; and

•	Expenses associated with clinical and regulatory activities were $0 and $121,000 for the three months ended September 30, 2007 and 2006, respectively and ($4,500) and $504,000 for the nine months ended September 30, 2007 and 2006, respectively . The decrease for the three and nine months ended September 30, 2007 vs. 2006 was primarily attributable to the cessation of regulatory consulting costs and data management fees for processing the Phase II cancer/cachexia study with BRANY and Phase I diabetes study by December 31, 2006.
     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased 7% to $524,000 from $562,000 for the three months ended September 30, 2007 and 2006, respectively and decreased 4% to $1,597,000 from $1,657,000 for the nine months ended September 30, 2007 and 2006. The changes in general and administrative expenses primarily resulted from:
•	Decreased payroll and related expenses of $135,000 vs. $147,000 for the three months ended September 30, 2007 and 2006, respectively and decreased payroll and related expenses of $416,000 vs. $447,000 for the nine months ended September 30, 2007 and 2006, respectively due to the elimination of the salary expense associated with Elma Hawkins, who resigned as President and CEO in February 2006, as well as the termination of three other employees during the first quarter of 2006;

•	Professional fees decreased 13% to $91,000 vs. $104,000 for the three months ended September 30, 2007 and 2006, respectively and increased 14% to $383,000 vs. $335,000 for the nine months ended September 30, 2007 and 2006 respectively, and

•	Compensation and other expense for options and warrants. We have applied the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payments, to stock-based employee compensation. In the three months ended September 30, 2007 and September 30, 2006 $220,000 and $89,000 respectively of stock-based employee compensation cost and in the nine months ended September 30, 2007 and September 30, 2006 $414,000 and $176,000 respectively of stock-based employee compensation cost is reflected in General and Administrative expense.
     DEPRECIATION AND AMORTIZATION EXPENSE Depreciation and amortization expense decreased 88% to $5,000 vs. $40,000 for the three months ended September 30, 2007 and 2006, respectively and decreased 87% to $20,000 vs. $154,000 for the nine months ended September 30, 2007 and 2006, respectively This decrease for the comparative three and nine month periods was due to assets acquired in prior years that were fully depreciated in 2007 and the determination that certain assets were taken out of service and held for sale.
     INTEREST INCOME (EXPENSE). Interest income decreased 19% to $17,000 vs. $21,000 for the three months ended September 30, 2007 and 2006, respectively and decreased 51% to $42,000 vs. $86,000 for the nine months ended September 30, 2007 and 2006 as a result of decreased cash balances invested in money market accounts. Interest expense increased to $192,000 from $2,000 for the three months ended September 30, 2007 and 2006 and increased to $1,239,000 from $5,000 for the nine months ended September 30, 2007 and 2006.
     Interest expense for the three months ended September 30, 2007 was comprised primarily of:
•	$21,000 for the amortization of loan costs;

•	$59,000 for amortization of beneficial conversion feature;

•	70,000 of amortization of discount on convertible debt; and

•	$40,000 of interest earned relating to the $3,000,000 financing arrangements between us and Cornell.
     Interest expense for the nine months ended September 30, 2007 was comprised primarily of:
•	$132,000 for the amortization of loan costs;

•	$526,000 for amortization of beneficial conversion feature;

•	$482,000 of amortization of discount on convertible debt; and

•	$95,000 of interest earned relating to our $3,000,000 financing arrangement with Cornell.
     Interest expense in 2006 was insignificant and related to the financing of our director and officer insurance policy.
     LOSS FROM CONTINUING OPERATIONS. Losses from continuing operations decreased 9% to $855,000 vs.$935,000 for the three months ended September 30, 2007 and 2006, respectively and losses from continuing operations increased 6% to $3,339,000 vs. $3,151,000 for the nine months ended September 30, 2007 and 2006, respectively. The change for the comparable periods was primarily due to increased interest expenses relating to the financing arrangement between the Company and Cornell Capital Partners offset by lower research and development costs reflecting reduced activity.
     LOSS FROM DISCONTINUED OPERATIONS. Losses from discontinued operations were $1,000 vs. $3,000 for the three months ended September 30, 2007 and 2006, respectively and $5,000 vs. $28,000 for the nine months ended September 30, 2007 and 2006, respectively which losses resulted from our 99% owned Bahamian subsidiary, Advance Viral Research Ltd. held for sale. During 2002, our Board of Directors approved a plan to sell Advance Viral Research Ltd.
     REVENUES. We had no revenues for the three or nine months ended September 30, 2007 and 2006.
LIQUIDITY
     We had current assets of $2,338,000 as of September 30, 2007 compared to $1,102,000 as of December 31, 2006. We had total assets of $2,784,000 at September 30, 2007 compared to $1,363,000 at December 31, 2006. The increase in current and total assets was primarily attributable to the receipt of cash of $2,654,000 relating to the $3,000,000 financing, and $312,000 from the exercise of warrants to purchase 10,000,000 shares of our common stock, which was used to fund current operations. We had current liabilities of $105,000 as of September 30, 2007, compared to $169,000 as of December 31, 2006. We had long term debt of $438,000 as of September 30, 2007 compared to $0 as of December 31, 2006. This debt represents convertible debentures and earned interest of $2,245,000 offset by deferred discount on the convertible debentures of $1,807,000 relating to the financings with Cornell during the first and third quarters of 2007.
     During the nine months ended September 30, 2007 we used cash of $1,929,000 for operating activities, compared to $2,883,000 during the nine months ended September 30, 2006. During the nine months ended September 30, 2007, our expenses included:
•	$584,000 for payroll and related costs primarily for administrative staff, scientific personnel and executive officers;
•	$383,000 for other professional and consulting fees

•	$286,000 for rent and utilities for our Yonkers facility;

•	$97,000 in proxy costs;

•	$259,000 for insurance costs; and

•	$65,000 for expenditures for AVR118 research.
     During the nine months ended September 30, 2007 we received $113,000 in net funds provided by investment activities compared to $10,000 for the nine months ended September 30, 2006, due to the proceeds from the sale of fixed assets no longer in use.
     During the nine months ended September 30, 2007, we received $2,965,000 in net funds provided by financing activities compared to $0 for the nine months ended September 30, 2006, due to the issuance and sale to Cornell of convertible debentures in the aggregate principal amount of $3,000,000, and the receipt of $312,000 from the exercise by Cornell of warrants to purchase 10,000,000 shares of our common stock. During the nine months ended September 30, 2007 we used $3,000 and $10,000 respectively for equipment purchases.
     We have no off-balance sheet transactions.
CAPITAL RESOURCES
Private Placements
     On January 1, 2007, pursuant to a securities purchase agreement, we sold to Cornell $1,500,000 principal amount of our 9% secured convertible debentures, due January 1, 2010, along with warrants to purchase an aggregate of 48,076,923 shares of our common stock, which are exercisable through January 1, 2012 at an exercise price equal to $0.0312 or as may be adjusted from time to time pursuant to the terms thereof. Cornell acquired $1,000,000 principal amount of the debentures upon the first closing under the Cornell Agreement on January 5, 2007, for which we received net proceeds of $875,000, and the remaining $500,000 principal amount of the debentures on February 16, 2007, for which we received net proceeds of $450,000. We are using the net proceeds for working capital purposes. On May 30, 2007, Cornell exercised warrants to purchase 10,000,000 shares of our common stock at an exercise price of $0.0312 for net proceeds of $312,000. On May 31, 2007, Cornell converted $600,000 principal amount of the convertible debentures at a conversion price of $0.0239 for 25,104,603 shares of our common stock. On September 22, 2007, Cornell converted $250,000 principal amount of the convertible debentures at a conversion price of $0.0312 for 8,012,821 shares of our common stock.
     On July 24, 2007, we entered into a securities purchase agreement with Cornell to sell $2,750,000 principal amount of our 9% secured convertible debentures due July 24, 2010, consisting of: (i) $750,000 of our Series A Debentures; and (ii) $2,000,000 of our Series B Debentures. The Series A Debentures have a conversion price equal to the lesser of $0.0312 or 95% of the lowest volume weighted average price of our common stock during the thirty consecutive trading days immediately preceding the applicable conversion date, and the Series B Debentures have a conversion price equal to the lesser of $0.0262 or 95% of the lowest volume weighted average price of our common stock during the thirty consecutive trading days immediately preceding the applicable conversion date. In addition, pursuant to the agreement, we issued to Cornell (i) warrants to purchase an aggregate of 24,038,462 shares of our common stock at an exercise price equal to $0.0312; and (ii) warrants to purchase an aggregate of 76,335,878 shares of our common stock at an exercise price equal to $0.0262. The warrants are exercisable for five years from the date of issuance. We are obligated to file a registration statement registering the resale of all shares of common stock that may be issued to Cornell upon the conversion of the convertible debentures or exercise of the warrants. For more information regarding this transaction, see “Part II — Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”
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
Outstanding Securities
     In addition to the 750,400,345 shares of our common stock outstanding as of November 13, 2007, we have reserved for issuance approximately 352.4 million shares upon the exercise of currently outstanding stock options and warrants. If all of the foregoing options and warrants were fully exercised, we would receive proceeds of approximately $29.3 million, and we would have approximately 1.1 billion shares of common stock outstanding. In addition, we have reserved for issuance approximately 132.0 million shares upon the conversion of currently outstanding convertible debentures in the aggregate principal amount of $1,950,000. See “Overview — Private Placements with Cornell Capital Partners, LP.”
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
Projected Expenses
     Our cash requirements to date have been satisfied by the sale of our securities. During the next 12 months, we expect to incur significant expenditures relating to operating expenses and expenses relating to regulatory filings and clinical trials for AVR118. We currently do not have cash availability to meet such anticipated expenditures. We anticipate that we can continue current operations through December 2008 with our current liquid assets, if no stock options or warrants are exercised, nor additional securities sold. We are currently seeking debt financing, licensing agreements, joint ventures and other sources of financing, but the likelihood of obtaining such financing on favorable terms is uncertain.
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
     As of September 30, 2007, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Acting Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2007 in providing reasonable assurances that material information required to be disclosed is included on a timely basis in the reports it files with the SEC. Furthermore, management noted that no changes occurred during the quarter ended September 30, 2007 that materially affected, or would be reasonably likely to materially affect, our internal controls over financial reporting.
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
     On July 24, 2007, we entered into a securities purchase agreement with Cornell to sell $2,750,000 principal amount of our 9% secured convertible debentures due July 24, 2010, consisting of: (i) $750,000 of our Series A secured convertible debentures (the “Series A Debentures”); and (ii) $2,000,000 of our Series B secured convertible debentures (the “Series B Debentures”). The Series A Debentures have a conversion price equal to the lesser of $0.0312 or 95% of the lowest volume weighted average price of our common stock during the thirty consecutive trading days immediately preceding the applicable conversion date, and the Series B Debentures have a conversion price equal to the lesser of $0.0262 or 95% of the lowest volume weighted average price of our common stock during the thirty consecutive trading days immediately preceding the applicable conversion date. In addition, pursuant to the agreement, we issued to Cornell (i) warrants to purchase an aggregate of 24,038,462 shares of our common stock at an exercise price equal to $0.0312; and (ii) warrants to purchase an aggregate of 76,335,878 shares of our common stock at an exercise price equal to $0.0262. The warrants are exercisable for five years from the date of issuance. In connection the issuance and sale of the debentures and warrants pursuant to the Cornell Agreement, we relied upon an exemption from registration contained in Section 4(2) of the Securities Act of 1933.
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

ADVANCED VIRAL RESEARCH CORP.
Date: November 14, 2007	/s/ Stephen M. Elliston
Stephen M. Elliston President and
Chief Executive Officer

/s/ Martin Bookman
Martin Bookman, Acting Chief Financial Officer
(Principal Financial and Accounting Officer)