Form 10-K
period 2007-12-31
ADVANCED VIRAL RESEARCH CORP
filed 2008-03-27
CIK 786623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number 000-18293
ADVANCED VIRAL RESEARCH CORP.
(Exact name of registrant as specified in its charter)

Delaware	59-2646820

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Six Executive Plaza, Ste. 283, Yonkers, New York	10701

(Address of principal executive offices)	(Zip Code)
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
Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark if the registrant is a shell company, in Rule 12b(2) of the Exchange Act. Yes  ☐  No  ☒
As of June 29, 2007, the aggregate market value of the common stock held by non-affiliates of the registrant was $23,888,279 based on the average bid and asked price of our common stock as reported by the OTCBB. For purposes of this calculation it is assumed that directors, executive officers and holders of more than 10% of our outstanding shares of Common Stock are affiliates.
The number of shares outstanding of the registrant’s common stock (par value $0.00001) as of the close of business on March 26, 2008 was 789,989,218.
DOCUMENTS INCORPORATED BY REFERENCE. None

     The statements contained in this Annual Report on Form 10-K that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “intend,” “plan,” “could,” “is likely,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Advanced Viral Research Corp. (the “Company”) wishes to caution the reader that these forward-looking statements that are not historical facts are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of assumptions underlying the Company’s projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.
     As used in this Annual Report on Form 10-K, references to Advanced Viral Research Corp. (“we,” “us,” “our,” the “Company,” and “Advanced Viral”) mean Advanced Viral Research Corp. and its subsidiaries (unless the context indicates a different meaning).
PART I

ITEM 1.	DESCRIPTION OF BUSINESS
OVERVIEW
     Advanced Viral Research Corp., a Delaware corporation incorporated in July 1985, is a biopharmaceutical company focused on the discovery, development and commercialization of small molecule therapeutics that address medical needs for various degenerative conditions. We currently believe our products may be useful:
•	for the treatment of systemic symptoms such as cachexia (body wasting), loss of appetite and lethargy experienced by patients with advanced malignant cancer, HIV-AIDS, cardiovascular disease, sepsis, viral infections and other diseases;

•	as an aid in wound healing;

•	as an anti-inflammatory in conditions such as rheumatoid arthritis; and

•	as a palliative agent to minimize certain toxicities associated with chemo or immunotherapies.

     Since our inception, we have been engaged primarily in research and development activities. We have never generated material operating revenue, and as of December 31, 2007, we had incurred a cumulative net loss of approximately $76,991,000. Our ability to generate operating revenue depends upon our success in gaining approval for the commercial use and distribution of our products from the Food and Drug Administration (FDA).
     Our independent registered public accounting firm’s report on our consolidated financial statements for the fiscal year ended December 31, 2007 includes an explanatory paragraph regarding our ability to continue as a going concern. Note 2 to the consolidated financial statements states that conducting our clinical trials will require significant cash expenditures. We do not have the funds necessary to complete all phases of our clinical trials or complete the development of our products, which raises substantial doubt about our ability to continue as a going concern.
     Our ability to continue as a going concern will depend upon our ability to obtain debt or equity financing for funds to meet our cash requirements. We currently do not have cash availability to meet our anticipated expenses. We believe we can continue operations through June 2008 with our current liquid assets. No assurance can be given that debt or equity financing will be available. Concern about our ability to continue as a going concern may place additional constraints on operations and make it more difficult for us to meet our obligations or adversely affect the terms of possible funding.
     Our offices are located at Six Executive Plaza, Suite 283, Yonkers, New York 10701. Our telephone number in Yonkers, New York is (914) 376-7383. We have also established a website at http://www.adviral.com. Information contained on our website is not a part of this Annual Report on Form 10-K.
OUR PRODUCTS
     AVR118. Our lead product, AVR118 is a cytoprotective drug composed of a complex mixture of protein and ribonucleic acid components that we are developing to alleviate symptoms associated with clinical cachexia such as anorexia and weight loss, as well as other serious complications associated with cancer, HIV-AIDS, chronic heart failure, sepsis and other diseases.
     While the original product (formerly known as Reticulose®) and precursor to AVR118) was developed as an antiviral agent, we believe the early clinical studies showed that its impact on clinical performance status and quality of life were of greater significance than its effects on viral load. As a result, we are now developing AVR118 as a palliative care product that targets various degenerative conditions or symptoms such as clinical cachexia or body wasting (discussed in greater detail below), chronic fatigue, loss of appetite and lethargy, which are experienced by patients with advanced malignant cancer, HIV-AIDS, chronic heart failure, sepsis and other diseases.
     Based on our current usage rates of AVR118 for testing purposes, we believe we have manufactured inventory of AVR118 sufficient for two years of testing. We no longer have in-house manufacturing capability. We intend to outsource the manufacturing of AVR118 and, although we have no agreements in principle or understandings to do so, we have commenced discussions with a third party compliance auditor to ensure regulatory compliance and to facilitate third party manufacturing arrangements.
     AVR123. AVR123 is a form of AVR118 specially designed for dermatology applications. Based on early pre-clinical data, we believe AVR123 has properties and may be used as an adjuvant therapy for the management of wounds and treatment of other dermal conditions. AVR123 is currently in Phase II clinical trials. Results of a Phase I, placebo-controlled, open label, dose-escalating study indicated that topical AVR123 is well-tolerated, showing no dose-limiting toxicities.

     Other Compounds. AVR147, a compound we acquired in December 2007, is a novel, potent inhibitor of a well validated cancer target known as a proteasome. Proteasomes are enzyme complexes that exist in all cells and play a role in degrading proteins involved in the cell cycle, growth of new blood vessels (angiogenesis), cell adhesion, cytokine production, apoptosis, and other cellular processes. However, many of the processes that rely on proteasome function can also contribute to the growth and survival of cancer cells. By disrupting normal cellular processes, proteasome inhibition promotes apoptosis. Pre-clinical data have demonstrated that cancer cells are more susceptible to the effects of proteasome inhibition than normal cells. Due to the reversibility of proteasome inhibition, normal cells can recover from its effects whereas cancer cells are more likely to undergo apoptosis. Drugs that inhibit this pathway should be useful in a broad range of cancers. We believe the introduction of Velcade (bortezomib) by Millenium and Johnson & Johnson in 2003 for multiple myeloma has validated the proteasome as a successful therapeutic target. AVR147 is structurally different from Velcade (a synthetic boronic acid compound) and other compounds currently in development, namely, epoximicin (PR-171, a natural product peptide) and salinosporamide (NPI-0052, a beta lactone). We are currently undertaking limited pre-clinical development of AVR147.
     AVR168, a compound we acquired in December 2007, is a natural product that inhibits a member of a diverse family of motor proteins that are responsible for the assembly and function of microtubules during cell division. These proteins are important for intracellular transport and cell division in all eukaryotes. During mitosis and cytokinesis, they are essential for microtubule dynamics regulation, assembly and maintenance of bipolar spindles, and accurate chromosome segregation. Small molecule inhibitors of these proteins are plausible anticancer compounds as they disrupt the mitotic spindle and arrest cancer cells in mitosis thus triggering apoptosis. Compounds with a similar disruption of microtubule production include taxanes (Taxol) and vinca alkaloids (Vincristine and Vinblastine) both of which rank among the most widely prescribed cytotoxic drugs used to treat a multitude of cancer types. Inhibitors of specific microtubule motor proteins, such as AVR168, are promising as they work by a similar mechanism as these successful natural product drugs, but should be less toxic towards humans. We are currently undertaking limited pre-clinical development of AVR168.
SCIENTIFIC BACKGROUND OF CACHEXIA
     According to a 2005 report from the National Cancer Institute, cachexia occurs in more than 80% of patients with advanced cancer. It is typically associated with a chronic wasting condition involving loss of both adipose tissue and lean body mass. Although a sudden drop in caloric intake alone can not account for the body-composition changes seen in cachexia, patients who experience anorexia are at particular risk, because lack of appetite leads to further weight loss, fatigue, and eventually a severe state of malnutrition. Across the full range of chronic illnesses and without exception, wasting is associated with poor prognosis and shorter life spans. In some cases, cancer patients may lose enough lean body mass for the weight loss to be lethal.
     Experts in the treatment of cancer cachexia believe that early intervention with a comprehensive symptom management program in combination with an appropriate drug therapy can improve the quality of life and decrease both morbidity and mortality. Nutritional interventions alone seem to be of limited value in the treatment of cancer induced cachexia. However, studies at the molecular level relating to appetite regulation and energy balance have offered promising new approaches in managing progressive weight loss due to anorexia and cancer cachexia. Many of these therapies, however, have fallen short of their expectations because of short-lived or limited efficacies and/or because they themselves are associated with side effects. In addition to its efficacy, we believe AVR118 offers the added advantage of being well tolerated with little or no toxicity, even in patients suffering from advanced stages of diseases such as cancer or AIDS.

OUR STRATEGY
     Our goal is to develop and commercialize proprietary therapies for the treatment of cachexia and other symptoms associated with cancer, HIV-AIDS, chronic heart failure, sepsis and other diseases, as well as proprietary therapies to aid in wound healing, reduction of inflammation and minimization of certain toxicities associated with chemo or immunotherapies. Key elements of our strategy to achieve this goal are to:
•	Advance the clinical development of AVR118 for the treatment of cachexia and other degenerative conditions associated with cancer and other diseases. Our current Phase II clinical trial is designed to evaluate whether AVR118 has an effect on weight, appetite, performance status and other measures of quality of life in patients with recurrent advanced malignancies.

•	Pursue clinical development of AVR123. In our preclinical studies, AVR123 exhibited dermatological activity in animal models. Accordingly, we have initiated a Phase II dermatological study of AVR123 in January 2007 involving patients with common skin problems ranging from acne scars to surgical wounds, and will study how AVR123’s ability to promote tissue repair and regeneration can be put to use in the clinical setting, and analyze the efficacy of AVR123 as a topical therapy.
RECENT ACQUISITION
     Pursuant to an Asset Purchase Agreement dated December 3, 2007, we acquired certain assets from Vincent Gullo and Dallas Hughes through our wholly-owned subsidiary, Triad Biotherapeutics, Inc., a Delaware corporation (“Triad”), which assets included (i) two chemical compounds, CTK000147 (proteasome inhibitor) and CTK000168 (Eg5 inhibitor) (now known as AVR147 and AVR168, respectively), along with all derivatives and analogs thereof (collectively, the “Compounds”); (ii) a library of approximately 8,321 extracts; (iii) a library of microbial strains comprised of approximately 1,663 fungi and approximately 302 actinomycetes; (iv) affinity purification technology (“AFP Technology”); and (v) a U.S. patent for size-exclusion-based extraction of affinity ligands and active compounds from natural samples, as well as other intellectual property and contract rights related to the assets. The consideration for the foregoing assets was $250,000 in cash and 12,711,864 shares of our common stock valued at $250,000. Additional consideration is payable to Messrs. Gullo and Hughes upon the satisfaction of certain conditions precedent, as follows:
•	$250,000 in cash and $250,000 in common stock upon the Company or any of its affiliates (i) confirming through in vivo studies in mice that either or both of the Compounds or any structural analog thereof is safe and effective; (ii) closing on a financing (or a series of financing over a three year period) generating at least $12 million of proceeds; and (iii) filing or causing to be filed a U.S. patent application on either of the Compounds or structural analog thereof.

•	$250,000 in cash upon the first IND pertaining to AVR147, AVR168 or a structural analog thereof being approved or allowed by the FDA.

•	$500,000 in cash upon the first approval by the FDA for commercial sale of AVR147, AVR168 or a structural analog thereof.

•	5% of the value of any cash, cash equivalents and securities received from third parties in consideration of the sale or license of any of the Compounds and structural analogs.

     Furthermore, pursuant to the asset purchase agreement, if, at any time, we propose to file a registration statement under the Securities Act of 1933 for purposes of a public offering of our securities, Messrs. Gullo and Hughes have been granted the right to include in any such registration statement all or any part of the securities acquired by them under the asset purchase agreement.
     The asset purchase agreement included customary representations, warranties, covenants and indemnities by the respective parties, which were qualified by disclosure schedules and are subject to the materiality standards set forth in the purchase agreement, which may differ from what may be considered to be material by investors. The parties’ respective indemnity obligations are subject to the cumulative amount of the damages actually incurred by such indemnitee exceeding $50,000 and the aggregate amount of damages recoverable by Advanced Viral is limited to that portion of the purchase price actually received by the sellers, with the sellers having the right to pay all or any portion of the indemnification amounts with stock received in consideration for the acquired assets.
     In connection with the closing of the transactions under the purchase agreement, our Board of Directors appointed Vincent Gullo, Ph.D as our Chief Scientific Officer, and Dallas Hughes, Ph.D as our Vice President, Research.
AFP TECHNOLOGY
     Our proprietary discovery platform, affinity-based purification technology (“AFP Technology”) which we acquired in December 2007, is a method for screening potential drug candidates against virtually any soluble disease target. With a primary focus in oncology, the process has been engineered to detect and separate biologically active compounds derived from our proprietary collection of fungi and bacteria. The AFP Technology process utilizes a “size exclusion chromatographic cartridge” that extracts and isolates high affinity target-specific binding compounds from extracts derived from the strain library. The system has also been further adapted (the so called “on-line” format) to provide a direct method for screening target molecule activity.

RESEARCH, DEVELOPMENT AND CLINICAL TRIALS AND DRUG TESTING
     For the period from inception (February 20, 1984) through December 31, 2007 we expended $25,560,000 on testing and research and development activities either in our laboratories or pursuant to various testing agreements with both domestic and foreign companies.
Phase II Cancer Study
     In June 2007, the Therapeutic Products Division of Health Canada approved our clinical trial application for the use of AVR118 in cancer patients, which approval permitted us to commence a clinical trial in patients with histologically confirmed malignancies who present with clinically demonstrable anorexia or anorexia-cachexia syndrome at Canadian centers which are recognized by the FDA as being fully compliant with U.S. clinical standards. In September 2007 we entered into an agreement with McGill University in Montreal, Quebec, Canada to conduct a Phase II open label study to examine the effect of a 4.0 ml subcutaneous dose of AVR118 on weight, appetite, performance status and other measures of quality of life in patients with recurrent advanced malignancies. Under the clinical trial, AVR118 will be administered daily for 28 days. Patients with favorable results may be eligible to continue for a longer period. Enrollment initially will include 14 patients. Pending review of preliminary data, there is a provision to increase enrollment to 30 patients.
     On October 3, 2007, we enrolled the first patient in the McGill University clinical study. To date, eight patients have enrolled in the study. Of the eight patients enrolled in the study, two have completed the course of treatment, one has withdrawn from the study, two are currently undergoing treatment and three have not yet begun treatment. Of the two patients who completed the course of treatment, one elected to continue treatment for a longer period. Recruitment of patients for the study is ongoing. The agreement with McGill provides that we will pay $5,000 CDN (approximately $5,100 USD) per patient enrolled in the study. Total costs incurred through December 31, 2007 relating to this study at McGill University were approximately $34,000.
Phase II Dermatological Study
     In April 2006, we commenced a study at the University of Miami to preliminarily test the efficacy of applying a topical version of AVR118 (AVR123), to wounds in pigs. A report received from the University of Miami in August 2006 analyzing the data from the three pig study indicated that the topical application of AVR123 accelerates the rate at which wounds heal. Although preliminary, we believed that further study was merited. Based on the results from the August 2006 report from the University of Miami, we filed an amendment with the FDA to our existing IND to expand the use of AVR123 to include a Phase II dermatological study involving topical therapy. We believe these applications could potentially be used to treat a wide variety of common dermatologic conditions, such as micro-dermabrasion.
     In January 2007, we began the Phase II dermatological study using a topically applied spray of AVR123 as a wound healing agent. The Phase II dermatological study involves patients with common skin problems ranging from acne scars to surgical wounds, and will study how AVR123’s ability to promote tissue repair and regeneration can be put to use in the clinical setting, and analyze the efficacy of AVR123 as a topical therapy. The protocol for the dermatological study provides for 12-20 patients to be treated with AVR123. While there can be no assurances, preliminary findings from the study show that topical treatment with AVR123 appears to have clinical activity in reducing inflammation and redness associated with surgical incisions or dermatologic dermabrasion. The first cohort of patients examined underwent dermabrasion for the treatment of severe acne. Following the procedure, AVR123 was applied directly to one half of the inflamed facial tissue. The other half of the face remained untreated. A preliminary examination of five patients demonstrated visible improvement on the treated side of their face. The treated area showed less inflammation as well as a reduction in the redness and swelling of acne lesions. The second cohort of patients examined underwent plastic surgery that resulted in a minimum of two bilateral surgical incisions. AVR123 was applied topically to one wound and the second wound served as an untreated control. In early results from two patients, one patient demonstrated a decrease in inflammation on the treated side. No material progress has been made in the dermatological study since the second quarter of 2007 due to the illness and subsequent death of the principal investigator in August 2007. We are in discussions with a new principal investigator to continue the study. Total costs incurred through December 31, 2007 relating to this study were approximately $49,000.
GOVERNMENT REGULATION
     The FDA imposes substantial requirements upon and conditions precedent to the introduction of therapeutic drug products through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time consuming procedures to demonstrate that such products are both safe and effective in treating the indications for which approval is sought. After testing in animals, an Investigational New Drug (IND), application must be submitted to the FDA to obtain authorization for human testing. When the clinical testing has been completed and analyzed, final manufacturing processes and procedures are in place, and certain other required information is available, a manufacturer may submit a NDA to the FDA. No action can be taken to market any of our therapeutic drug products in the United States until an NDA has been approved by the FDA.
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
     In order to conduct a clinical trial of a new drug in humans, a sponsor must prepare and submit to the FDA a comprehensive IND. Central to the IND is a description of the overall plan for investigating the drug product and a comprehensive protocol for each planned study. The plan is carried out in three phases: Phase I clinical trials, which involve the administration of the drug to a small number of subjects to determine safety and tolerability; Phase II clinical trials, which involve the administration of the drug to a limited number of patients for a specific disease to determine dose response, efficacy and safety; and Phase III clinical trials, which involve the study of the drug to gain confirmatory evidence of efficacy and safety from a wide base of investigators and patients.
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
     It is possible that the results of human clinical trials, if performed, will not prove that our products are safe or effective in the treatment of diseases, or that the FDA will not approve the sale of our products in the United States if we submitted a proper NDA. It is not known at this time how extensive further Phase II and Phase III clinical trials will be, if they are conducted. The data generated may not show that our products are safe and effective, and even if the data shows that they are safe and effective, obtaining approval of the NDA could take several years and require financing of amounts not presently available to us.
     In the past we have conducted and we may conduct in the future certain clinical activities outside the United States. Activities outside the United States are subject to various additional regulatory requirements governing the testing, approval, manufacture, labeling, marketing and sale of pharmaceutical and diagnostic products imposed by foreign countries. Government regulation in certain countries may delay marketing of our products for a considerable period of time and impose costly procedures upon our activities. The extent of potentially adverse government regulations which might arise from future legislation or administrative action cannot be predicted. Whether or not FDA approval has been obtained for a product, approval of the product by comparable regulatory authorities of foreign countries must be obtained prior to marketing the product in those countries. The approval process may be more or less rigorous from country to country, and the time required for approval may be longer or shorter than that required in the United States. Clinical studies conducted outside of any country may not be accepted by such country, and the approval of any pharmaceutical or diagnostic product in one country does not assure that such product will be approved in another country. Accordingly, until registration is granted, if ever, in the United States or another developed or developing country, we do not expect that we will be able to generate material sales revenue.
PATENTS AND PROPRIETARY RIGHTS
     Patent protection and trade secret protection are important to our business and our future will depend, in part, on our ability to maintain trade secret protection, obtain patents and operate without infringing the proprietary rights of others both in the United States and abroad. To date, we hold 14 United States patents, and one patent each for Australia, Canada, China, Europe, Israel and Mexico. In addition, we currently have six patent applications pending with the U.S. Patent and Trademark Office (“PTO”) and 28 foreign patent applications.
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

     The pharmaceutical industry is highly competitive and patents have been applied for by, and issued to, other parties relating to products competitive with our products. Therefore, our products may give rise to claims that they infringe the patents or proprietary rights of other parties existing now and in the future. Furthermore, to the extent that we or our consultants or research collaborators use intellectual property owned by others in work performed for or by us, disputes may also arise as to the rights in such intellectual property or in related or resulting know-how and inventions. An adverse claim could subject us to significant liabilities to such other parties and/or require disputed rights to be licensed from such other parties. We cannot be sure that any license required under any such patents or proprietary rights would be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we may encounter delays in product market introductions, or may find that the development, manufacture or sale of products requiring such licenses may be precluded. In addition, we could incur substantial costs in defending ourselves in proceedings instituted before the PTO, other administrative body, or court in a suit or other proceeding brought against us by a private party based on such patents or proprietary rights, or in suits by us asserting our patent or proprietary rights against another party, even if the outcome is not adverse to us. We have not conducted any searches or made any independent investigations of the existence of any patents or proprietary rights of other parties.
MARKETING AND SALES
     To date, our efforts or the efforts of our representatives have produced no material benefits to us regarding our ability to have our products sold commercially anywhere in the world, and we have received no information that would lead us to believe that we will be positioned to do so, due to, among other reasons, the lack of financial resources to complete the necessary clinical trials.
     Until either AVR118, AVR123 or other drug products is registered and approved for sale in the United States or in another developed country we will not generate any sales. For the years ended December 31, 2007 and 2006, we reported no commercial sales. None of our drug products is legally available for commercial sale in the United States or elsewhere.
COMPETITION
     The pharmaceutical drug industry is highly competitive and rapidly changing. If we successfully develop AVR118, AVR123 or other drug products, they will compete with numerous existing therapies. In addition, many companies are pursuing novel drugs that target the same diseases we are targeting with our products. We believe that a number of drugs are currently under development and will become available in the future for the treatment of cachexia (body wasting) and other similar conditions associated with cancer, HIV, and other viruses, and wound healing. We anticipate that we will face intense and increasing competition as new products enter the market and advanced technologies become available. Our competitors’ products may be more effective, or more effectively marketed and sold, than our products. Competitive products may render our products obsolete or noncompetitive before we can recover the expenses of developing and commercializing our products. Furthermore, the development of a cure or new treatment methods for the diseases we are targeting could render our products noncompetitive, obsolete or uneconomical. Many of our competitors:
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
     If we successfully develop and obtain approval for AVR118, AVR123 or other drug products, we will face competition based on safety and effectiveness, the timing and scope of regulatory approvals, the availability of supply, marketing and sales capability, reimbursement coverage, price, patent position and other factors.
     Our competitors may develop or commercialize more effective or more affordable products, or obtain more effective patent protection, than we do. Accordingly, our competitors may commercialize products more rapidly or effectively than we do, which could hurt our competitive position and adversely affect our business.
     If and when we obtain FDA approval for our drug products, we expect to compete primarily on the basis of product performance and price with a number of pharmaceutical companies, both in the United States and abroad.
EMPLOYEES
     We currently have seven full-time employees. Of these employees, four are executive officers (CEO and President, Chief Scientific Officer, Vice President of Research, Acting CFO), two are responsible for research, quality assurance and quality control, and one is an administrative employee. Additionally, we may hire, as and when needed, and as available, such technical support staff and consultants for specific projects on a contract basis.

ITEM 1A. RISK FACTORS
     You should carefully consider the risks described below together with the other information included in this Annual Report on Form 10-K. Our business, financial condition or results of operations could be adversely affected by any of these risks. If any of these risks occur, the value of our common stock could decline.
RISKS RELATED TO OUR BUSINESS
There is substantial doubt about our ability to continue as a going concern due to our cash requirements which means that we may not be able to continue operations unless we obtain additional funding.
     Our independent registered public accounting firm’s report on our consolidated financial statements for the fiscal year ended December 31, 2007 includes an explanatory paragraph regarding our ability to continue as a going concern. Note 2 to the consolidated financial statements states that conducting our clinical trials will require significant cash expenditures and we do not have the funds necessary to complete all phases of our clinical trials nor do we currently have sufficient number of shares of capital stock authorized to sell securities to raise the capital to complete the trials required to continue or complete the development of our products, which raises substantial doubt about our ability to continue as a going concern.
     Based on our current plans and capital resources, we believe that our cash and cash equivalents will be sufficient to enable us to meet our minimum planned operating needs through June 2008. Our ability to continue as a going concern will depend upon our ability to obtain debt or equity financing for funds to meet our cash requirements. No assurance can be given that debt or equity financing will be available. Concern about our ability to continue as a going concern may place additional constraints on operations and make it more difficult for us to meet our obligations or adversely affect the terms of possible funding. If our financial condition worsens and we become unable to attract additional equity or debt financing or other strategic transactions, we could become insolvent or be forced to declare bankruptcy.
We have incurred losses since our inception, have no product revenue and will need to raise additional capital to operate our business, which may not be available on favorable terms, or at all, and which will have a dilutive effect on our shareholders.
     We have incurred substantial losses since our inception, and anticipate incurring substantial losses for the foreseeable future. Our accumulated deficit was $76,991,014 as of December 31, 2007. For the years ended December 31, 2007 and 2006, we incurred net losses of $4,815,362 and $3,847,175, respectively, primarily as a result of expenses incurred through a combination of research and development activities and expenses supporting those activities. We had stockholders’ equity of $1,740,713 at December 31, 2007.
     Drug development and commercialization is very capital intensive. Until we receive approval from the FDA and other regulatory authorities for our drug candidates, we cannot sell our drugs and will not have product revenues. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of any equity or debt offerings, cash on hand, licensing fees and grants, if any. Over the next 12 months, we expect to spend a minimum of approximately $157,000 on preclinical and clinical development for our products under development. Based on our current plans and capital resources, we believe that our cash and cash equivalents will be sufficient to enable us to meet our minimum planned operating needs through June 2008. However, changes may occur that could consume our existing capital at a faster rate than projected, including, among others, changes in the progress of our research and development efforts, the cost and timing of regulatory approvals and the costs of protecting our intellectual property rights. If we are unable to secure additional financing in the future on acceptable terms, or at all, we will be unable to continue operations. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our shareholders. There is a substantial likelihood that we will never acquire such capital.

We have never been profitable and may never generate revenue or become profitable which would have a material adverse effect on our business and results of operations and could negatively impact the value of our common stock.
     We expect to incur substantial losses for the foreseeable future and may never generate revenue or become profitable. We also expect to continue to incur significant operating and capital expenditures, and we anticipate that our expenses will increase substantially in the foreseeable future as we:
•	continue to undertake preclinical development and clinical trials for our current and new drug candidates;

•	seek regulatory approvals for our drug candidates;

•	implement additional internal systems and infrastructure; and

•	hire additional personnel.
We also expect to continue to experience negative cash flow for the foreseeable future as we fund our operating losses. We may not be able to generate revenues or achieve profitability in the future. Continued losses could negatively impact the value of our common stock.
If we do not raise additional funds, we will not be able to continue operations or complete the necessary clinical trials to complete development of AVR118 or our other products and will not be able to sell it anywhere.
     We will not be able to sell AVR118, AVR123 or our other products in the United States unless we submit, and the FDA approves, a new drug application, or NDA for each such product. We must conduct clinical trials of each of our products in humans before we submit an NDA. We do not have sufficient capital currently to complete the necessary trials to complete the development of AVR118, AVR123 or any of our other therapeutic drug products.
     It is possible that the results of clinical trials of AVR118, AVR123 or our other products will not prove that they are safe and effective. It is also possible that the FDA will not approve the sale of any of our products in the United States if we submit an NDA for such product. It is not known at this time how later stage clinical trials will be conducted, if at all. Even if the data show that any of our products is safe and effective, obtaining approval of the NDA could take years and require financing of amounts not presently available to us.
     Conducting the clinical trials of each of our products will require significant cash expenditures and we do not have the funds necessary to complete all phases of clinical trials for AVR118, AVR123 or any other products. Our products may never be approved for commercial distribution by any country. Because our research and development expenses and clinical trial expenses will be charged against earnings for financial reporting purposes, we expect that losses from operations will continue to be incurred for the near future. We currently do not have sufficient funds to complete all phases of clinical trials of any of our products which are required to permit the commercial sale of such products.

If we obtain additional capital to support our operations, such capital could be expensive or result in dilution to our security holders.
     In order to continue our operations, we will need to engage in further equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or other securities evidencing the right to acquire equity, our existing security holders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Due to restrictive covenants in our current financing documents and the seniority of the security interests granted to the financing investors, we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, we will discontinue operations.
All of our product candidates are in research stages. If we are unable to develop and commercialize our product candidates, our business will be adversely affected.
     A key element of our strategy is to develop and commercialize AVR118 and AVR123 and to develop the AVR147 and AVR168 compounds into products for further development and commercialization. We are seeking to do so through our internal research programs and strategic collaborations for the development of such products. Research programs involving development of new products require substantial technical, financial and human resources. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:
•	the research methodology used may not be successful in identifying potential product candidates;

•	competitors may develop alternatives that render our product candidates obsolete;

•	a product candidate may on further study be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory approval;

•	a product candidate is not capable of being produced in commercial quantities at an acceptable cost, or at all; or

•	a product candidate may not be accepted by patients, the medical community or third-party payors.
We may not obtain the necessary U.S. or worldwide regulatory approvals to commercialize our drug candidates in a timely manner, if at all, which would have a material adverse effect on our business and results of operations.
     We will need FDA approval to commercialize our drug candidates in the United States and approvals from foreign regulators to commercialize our drug candidates elsewhere. In order to obtain FDA approval of any of our drug candidates, we must submit to the FDA a New Drug Application, an NDA, or a Biologic License Application, a BLA, demonstrating that the drug candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, and depends upon the type, complexity and novelty of the drug candidate and requires substantial resources for research, development and testing. Our research and clinical efforts may not result in drugs that the FDA considers safe for humans and effective for indicated uses which would have a material adverse effect on our business and results of operations. After clinical trials are completed for any drug candidate, if at all, the FDA has substantial discretion in the drug approval process of the drug candidate and may require us to conduct additional clinical testing or to perform post-marketing studies which would cause us to incur additional costs. Incurring such costs could have a material adverse effect on our business and results of operations.

     Even if we comply with all FDA requests, the FDA may ultimately reject one or more of the NDAs we file in the future, if any, or we might not obtain regulatory clearance in a timely manner. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising earlier trial results. Failure to obtain FDA approval of any of our drug candidates in a timely manner, if at all, will severely undermine our business and results of operation by reducing our potential marketable products and our ability to generate corresponding product revenues.
     In foreign jurisdictions, we must receive approval from the appropriate regulatory authorities before we can commercialize any drug. Foreign regulatory approval processes generally include all of the risks associated with the FDA approval procedures described above. We might not be able to obtain the approvals necessary to commercialize our drug candidates for sale outside of the United States in a timely manner, if at all, which could adversely affect our business, operating results and financial condition.
Clinical trials are very expensive, time-consuming and difficult to design and implement and may result in unforeseen costs which may have a material adverse effect on our business and results of operations.
     Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. Our drug candidates are in early stages of preclinical studies or clinical trials. We estimate that clinical trials of AVR118 or any of our other potential drug candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we may encounter problems that cause us to abandon or repeat preclinical studies or clinical trials. Failure or delay in the commencement or completion of our clinical trials may be caused by several factors, including:
•	unforeseen safety issues;

•	determination of dosing issues;

•	lack of effectiveness during clinical trials;

•	slower than expected rates of patient recruitment;

•	inability to monitor patients adequately during or after treatment;

•	inability or unwillingness of medical investigators and institutional review boards to follow our clinical protocols; and

•	lack of sufficient funding to finance the clinical trials.
     Any failure or delay in commencement or completion of any clinical trials may have a material adverse effect on our business and results of operations. In addition, we or the FDA or other regulatory authorities may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable safety or health risks or if the FDA or such other regulatory authorities, as applicable, find deficiencies in our IND submissions or the conduct of these trials. Any suspensions of our clinical trials may have a material adverse effect on our business and results of operations.

If the results of our clinical trials do not support our claims relating to any drug candidate or if serious side effects are identified, the completion of development of such drug candidate may be significantly delayed or we may be forced to abandon development altogether, which will significantly impair our ability to generate product revenues.
     The results of our clinical trials with respect to any drug candidate might not support our claims of safety or efficacy, the effects of our drug candidates may not be the desired effects or may include undesirable side effects or the drug candidates may have other unexpected characteristics. Further, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of later clinical trials may not replicate the results of prior clinical trials and preclinical testing. The clinical trial process may fail to demonstrate that our drug candidates are safe for humans and effective for indicated uses. In addition, our clinical trials may involve a specific and small patient population. Because of the small sample size, the results of these early clinical trials may not be indicative of future results. Adverse or inconclusive results may cause us to abandon a drug candidate and may delay development of other drug candidates. Any delay in, or termination of, our clinical trials will delay the filing of our NDAs with the FDA and, ultimately, significantly impair our ability to commercialize our drug candidates and generate product revenues which would have a material adverse effect on our business and results of operations.
We have found it difficult to enroll patients in our clinical trials, which has caused significant delays in the completion of such trials and which may cause us to abandon one or more clinical trials.
     For the diseases or disorders that our product candidates are intended to treat, we expect only a subset of the patients with these diseases to be eligible for our clinical trials. Given that each of our product candidates is in the early stages of preclinical or clinical development, we may not be able to initiate or continue clinical trials for each or all of our product candidates if we are unable to locate a sufficient number of eligible subjects to participate in the clinical trials required by the FDA and/or other foreign regulatory authorities. The requirements of our clinical testing mandate that a patient cannot be involved in another clinical trial for the same indication. We are aware that our competitors have ongoing clinical trials for products that are competitive with our product candidates and subjects who would otherwise be eligible for our clinical trials may be involved in such testing, rendering them unavailable for testing of our product candidates. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether, which would have a material adverse effect on our business.
Because our clinical trials depend upon third-party researchers, the results of our clinical trials and such research activities are subject to delays and other risks which are, to a certain extent, beyond our control, which could impair our clinical development programs and our competitive position.
     We depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our preclinical and clinical trials. These collaborators are not our employees, and we cannot control the amount or timing of resources that they devote to our clinical development programs. The investigators may not assign as great a priority to our clinical development programs or pursue them as diligently as we would if we were undertaking such programs directly. If outside collaborators fail to devote sufficient time and resources to our clinical development programs, or if their performance is substandard, the approval of our FDA and other applications, if any, and our introduction of new drugs, if any, may be delayed which could impair our clinical development programs and would have a material adverse effect on our business and results of operations. The collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators also assist our competitors, our competitive position could be harmed.

If we are ever in a position to commercialize our product candidates, of which there can be no assurance, we have no experience selling, marketing or distributing products and no internal capability to do so.
     We currently have no sales, marketing or distribution capabilities and no experience in building a sales force and distribution capabilities. If we are ever in a position to commercialize our product candidates, of which there can be no assurance, we must either develop internal sales, marketing and distribution capabilities, which will be expensive and time consuming, or make arrangements with third parties to perform these services. If we decide to market any of our products directly, we must commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and with supporting distribution capabilities. Building an in-house marketing and sales force with technical expertise and distribution capabilities will require significant expenditures, management resources and time. Factors that may inhibit our efforts to commercialize our products directly and without strategic partners include:
•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating and sustaining an independent sales and marketing organization.
     We may not be successful in recruiting the sales and marketing personnel necessary to sell our products and even if we do build a sales force, they may not be successful in marketing our products, which would have a material adverse effect on our business and results of operations.
Developments by competitors may render our products or technologies obsolete or non-competitive which would have a material adverse effect on our business and results of operations.
     We compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Our drug candidates will have to compete with existing therapies and therapies under development by our competitors. In addition, our commercial opportunities may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective or safer than our drug products. Other companies have drug candidates in various stages of preclinical or clinical development to treat diseases for which we are also seeking to develop drug products. Some of these potential competing drugs are further advanced in development than our drug candidates and may be commercialized earlier. Even if we are successful in developing effective drugs, our products may not compete successfully with products produced by our competitors.
     Most of our competitors, either alone or together with their collaborative partners, operate larger research and development programs, staff and facilities and have substantially greater financial resources than we do, as well as significantly greater experience in:
•	developing drugs;

•	undertaking preclinical testing and human clinical trials;

•	obtaining FDA and other regulatory approvals of drugs;

•	formulating and manufacturing drugs; and

•	launching, marketing and selling drugs.
     These organizations also compete with us to attract qualified personnel, acquisitions and joint ventures candidates and for other collaborations. Activities of our competitors may impose unanticipated costs on our business which would have a material adverse effect on our business and results of operations.
If we fail to adequately protect or enforce our intellectual property rights or secure rights to third party patents, the value of our intellectual property rights would diminish and our business, competitive position and results of operations would suffer.
     To date, we hold 14 United States patents, and one patent each for Australia, Canada, China, Europe, Israel and Mexico. In addition, we currently have six patent applications pending with the PTO and 28 foreign patent applications. The filing of a patent application does not mean that we will be issued a patent, or that any patent eventually issued will be as broad as requested in the patent application or sufficient to protect our technology. Any modification required to a current patent application may delay the approval of such patent application which would have a material adverse effect on our business and results of operations. In addition, there are a number of factors that could cause our patents, if granted, to become invalid or unenforceable or that could cause our patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or the lack of originality of the technology.
     Our competitive position and future revenues will depend in part on our ability and the ability of our licensors and collaborators to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We cannot predict:
•	the degree and range of protection any patents will afford us against competitors and those who infringe upon our patents, including whether third parties will find ways to invalidate or otherwise circumvent our licensed patents;

•	if and when patents will issue;

•	whether or not others will obtain patents claiming aspects similar to those covered by our licensed patents and patent applications; or

•	whether we will need to initiate litigation or administrative proceedings, which may be costly, and whether we win or lose.
     If patent rights covering our products are not sufficiently broad, they may not provide us with sufficient proprietary protection or competitive advantages against competitors with similar products and technologies. Furthermore, if the United States Patent and Trademark Office or foreign patent offices issue patents to us or our licensors, others may challenge the patents or circumvent the patents, or the patent office or the courts may invalidate the patents. Thus, any patents we own or license from or to third parties may not provide any protection against our competitors and those who infringe upon our patents. Furthermore, the life of our patents is limited.

We rely on confidentiality agreements that could be breached and may be difficult to enforce which could have a material adverse effect on our business and competitive position.
     Our policy is to enter agreements relating to the non-disclosure of confidential information with third parties, including our contractors, consultants, advisors and research collaborators, as well as agreements that purport to require the disclosure and assignment to us of the rights to the ideas, developments, discoveries and inventions of our employees and consultants while we employ them. However, these agreements can be difficult and costly to enforce. Moreover, to the extent that our contractors, consultants, advisors and research collaborators apply or independently develop intellectual property in connection with any of our projects, disputes may arise as to the proprietary rights to this type of information. If a dispute arises, a court may determine that the right belongs to a third party, and enforcement of our rights can be costly and unpredictable. In addition, we rely on trade secrets and proprietary know-how that we will seek to protect in part by confidentiality agreements with our employees, contractors, consultants, advisors or others. Despite the protective measures we employ, we still face the risk that:
•	these agreements may be breached;

•	these agreements may not provide adequate remedies for the applicable type of breach; or

•	our trade secrets or proprietary know-how will otherwise become known.
     Any breach of our confidentiality agreements or our failure to effectively enforce such agreements would have a material adverse effect on our business and competitive position.
If we infringe the rights of third parties we could be prevented from selling products, forced to pay damages and required to defend against litigation which could result in substantial costs and may have a material adverse effect on our business and results of operations.
     We have not received to date any claims of infringement by any third parties. However, as our drug candidates progress into clinical trials and commercialization, if at all, our public profile and that of our drug candidates may be raised and generate such claims. Defending against such claims, and occurrence of a judgment adverse to us, could result in unanticipated costs and may have a material adverse effect on our business and competitive position. If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:
•	obtain licenses, which may not be available on commercially reasonable terms, if at all;

•	redesign our products or processes to avoid infringement;

•	stop using the subject matter claimed in the patents held by others, which could cause us to lose the use of one or more of our drug candidates;

•	defend litigation or administrative proceedings that may be costly whether we win or lose, and which could result in a substantial diversion of management resources; or

•	pay damages.
     Any costs incurred in connection with such events or the inability to sell our products may have a material adverse effect on our business and results of operations.

As a result of our recent acquisition of certain drug products and technologies, we may face integration risks and costs associated with those acquisitions that could negatively impact our business, results from operations and financial condition.
     In December 2007 we acquired the Gullo/Hughes assets described above in Item 1: Business. We may not realize the anticipated benefit of such acquisition or investment. We will face risks, uncertainties and disruptions associated with the integration process, including difficulties in the integration of the operations of the acquired technology with our products, diversion of our management’s attention from other business concerns, the potential loss of key employees or customers of the acquired business and impairment charges if such acquisition is not as successful as we originally anticipated. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired intangible assets. Any failure to successfully integrate products or technologies that we acquired may have a material adverse effect on our business and results of operations. Furthermore, we issued, and may issue additional, equity securities to pay for such acquisition, the issuance of which could be dilutive to our existing shareholders.
We depend upon key employees and consultants in a competitive market for skilled personnel. If we are unable to attract and retain key personnel, it could adversely affect our ability to develop and market our products.
     We are highly dependent upon the principal members of our management team, especially our President and Chief Executive Officer, Stephen M. Elliston, as well as our directors, including Eli Wilner, the Chairman of our Board of Directors, our consultants and collaborating scientists. A loss of any of these personnel may have a material adverse effect on aspects of our business and clinical development and regulatory programs. The death of the principal investigator in our Phase II dermatological study has resulted in a material delay. We have employment agreements with Mr. Elliston and two other officers. Although these employment agreements generally include non-competition covenants, the applicable noncompetition provisions can be difficult and costly to monitor and enforce. The loss of any of these persons’ services would adversely affect our ability to develop and market our products and obtain necessary regulatory approvals. Further, we do not maintain key-man life insurance.
     We also depend in part on the continued service of our key scientific personnel and our ability to identify, hire and retain additional personnel. We experience intense competition for qualified personnel, and the existence of non-competition agreements between prospective employees and their former employers may prevent us from hiring those individuals or subject us to suit from their former employers. While we attempt to provide competitive compensation packages to attract and retain key personnel, many of our competitors are likely to have greater resources and more experience than we have, making it difficult for us to compete successfully for key personnel.
Our collaborations with outside scientists and consultants may be subject to restriction and change.
     We work with chemists, biologists and other scientists at academic and other institutions, and consultants who assist us in our research, development, regulatory and commercial efforts. These scientists and consultants have provided, and we expect that they will continue to provide, valuable advice on our programs. These scientists and consultants are not our employees, may have other commitments that would limit their future availability to us and typically will not enter into non-compete agreements with us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. In addition, we will be unable to prevent them from establishing competing businesses or developing competing products. For example, if a key scientist acting as a principal investigator in any of our clinical trials identifies a potential product or compound that is more scientifically interesting to his or her professional interests, his or her availability to remain involved in such clinical trials could be restricted or eliminated.

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
     In addition to the 789,989,218 shares of our common stock outstanding as of March 26, 2008, we have reserved for issuance approximately 417.8 million shares upon the conversion or exercise of currently outstanding convertible debentures, stock options and warrants. If all of the foregoing securities were fully issued, exercised and/or converted, as the case may be, we would receive proceeds of approximately $16.3 million, and we would have approximately 1.2 billion shares of common stock outstanding. The sale or availability for sale of this number of shares of common stock in the public market could depress the market price of the common stock. Additionally, the sale or availability for sale of this number of shares may lessen the likelihood that additional equity financing will be available to us, on favorable or unfavorable terms.

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
Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results. In addition, current and potential shareholders could lose confidence in our financial reporting, which could have a material adverse effect on the price of our common stock.
     Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our results of operation could be harmed.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. We continuously monitor our existing internal controls over financial reporting systems to confirm that they are compliant with Section 404, and we may identify deficiencies that we may not be able to remediate in time to meet the deadlines imposed by the Sarbanes-Oxley Act. This process may divert internal resources and will take a significant amount of time and effort to complete.
     If, at any time, it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and reevaluate our financial reporting. We may experience higher than anticipated operating expenses as well as increased independent auditor fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, which could result in our being unable to obtain an unqualified report on internal controls from our independent auditors. Failure to maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of our common stock.
Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses, divert management’s attention from operating our business which could have a material adverse effect on our business.
     There have been other changing laws, regulations and standards relating to corporate governance and public disclosure in addition to the Sarbanes-Oxley Act, as well as new regulations promulgated by the Commission and rules promulgated by the national securities exchanges. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could have a material adverse effect on our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, we may incur additional expenses to comply with standards set by regulatory authorities or governing bodies which would have a material adverse effect on our business and results of operations.

ITEM 2.	PROPERTIES
     Our executive offices are located in approximately 2,500 square feet of office space located at Six Executive Plaza, Suite 283, Yonkers, New York 10701. Our annual rental obligation at this location is $59,000 and the term of our lease is through December 2010. In January 2008 we relocated to this space from a substantially larger space in the same corporate park to reduce our expenses. As a consequence of our move to smaller space, we no longer have manufacturing capability or research and development capability at our Yonkers location. We are subleasing 800 square feet of laboratory space for research and development purposes in North Brunswick, New Jersey on a month to month basis at the rate of $2,300 per month. We also have the right to use approximately 200 square feet of laboratory space as well as laboratory equipment for research and development purposes at Northeastern University on a month to month basis at the rate of $1,500 per month. Our Bahamian facility is located in Freeport, Bahamas and consists of an approximately 29,000 square foot site with a one-story concrete building of 7,300 square feet. We are attempting to sell the Bahamian facility.

ITEM 3.	LEGAL PROCEEDINGS
     We are not currently a party to any material litigation, nor to the knowledge of management, is any such litigation threatened.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matter was submitted to vote of our security holders during the fourth fiscal quarter covered by this report.

PART II

ITEM 5.	MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
Market for Common Stock
     Our common stock trades publicly on the OTC Bulletin Board under the symbol “ADVR.” The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCBB securities are traded by a community of market makers that enter quotes and trade reports. This market is extremely limited and any prices quoted are not a reliable indication of the value of our common stock.
     The following table sets forth the quarterly high and low bid prices per share of our common stock by the OTCBB for the last two years. The quotes represent inter-dealer quotations, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	High Bid	Low Bid
2006
First Quarter	$0.088	$0.051
Second Quarter	0.088	0.052
Third Quarter	0.074	0.054
Fourth Quarter	0.056	0.028
2007
First Quarter	0.360	0.026
Second Quarter	0.720	0.024
Third Quarter	0.039	0.021
Fourth Quarter	0.025	0.013
2008
First Quarter through March 25	0.016	0.009
Stockholders
     As of March 26, 2008, there were approximately 3,530 holders of record of our common stock, inclusive of those brokerage firms and/or clearing houses holding shares of common stock for their clientele (with each such brokerage house and/or clearing house being considered as one holder).
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

Equity Compensation Plan Information
     The following table sets forth information as of December 31, 2007, concerning outstanding options and rights to purchase common stock granted to participants in our 2007 Stock Incentive Plan and the number of shares of common stock remaining available for issuance under such plan.

	A	B	C
Number of Securities
Remaining Available for
Future Issuance
	Number of Securities		Under Equity
	To Be Issued Upon		Compensation
	Exercise of	Weighted-Average	Plans (Excluding
	Outstanding	Exercise Price of	Securities Reflected
	Options	Outstanding Options	in Column A)
Equity Compensation Plans Approved by Stockholders	50,675,000 (1)	$0.0618	49,325,000
Equity compensation plans not approved by security holders	n/a	n/a	n/a

(1)	Represents shares of common stock that may be issued pursuant to options granted and available for future grant under the 2007 Stock Incentive Plan.

ITEM 6.	SELECTED FINANCIAL DATA
     As a “smaller reporting company” as defined Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K promulgated thereunder, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations and financial condition. The following selected financial information is derived from our historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the “Forward-Looking Statements” explanation included herein.
OVERVIEW
     Since our incorporation in Delaware in July 1985, we have been engaged primarily in research and development activities. We have incurred substantial losses since our inception, and anticipate incurring substantial losses for the foreseeable future. Our accumulated deficit was $76,991,014 as of December 31, 2007. For the years ended December 31, 2007 and 2006, we incurred net losses of $4,815,362 and $3,847,175, respectively, primarily as a result of expenses incurred through a combination of research and development activities and expenses supporting those activities.
     Our ability to generate operating revenue depends upon our success in gaining FDA approval for the commercial use and distribution of AVR118, AVR123 or our other products. Substantially all of our research and development efforts have been devoted to drug development. Drug development and commercialization is very capital intensive. Until we receive approval from the FDA and other regulatory authorities for our drug candidates, we cannot sell our drugs and will not have product revenues. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of any equity or debt offerings, cash on hand, licensing fees and grants, if any. Over the next 12 months, we expect to spend a minimum of approximately $157,000 on preclinical and clinical development for our products under development. Based on our current plans and capital resources, we believe that our cash and cash equivalents will be sufficient to enable us to meet our minimum planned operating needs through June 2008. However, changes may occur that could consume our existing capital at a faster rate than projected, including, among others, changes in the progress of our research and development efforts, the cost and timing of regulatory approvals and the costs of protecting our intellectual property rights. If we are unable to secure additional financing in the future on acceptable terms, or at all, we will be unable to continue operations. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our shareholders. There is a substantial likelihood that we will never acquire such capital.
Going Concern
     Our independent registered public accounting firm’s report on our consolidated financial statements for the fiscal year ended December 31, 2007 includes an explanatory paragraph regarding our ability to continue as a going concern. Note 2 to the consolidated financial statements states that conducting our clinical trials will require significant cash expenditures and we do not have the funds necessary to complete all phases of our clinical trials or complete the development of our products, which raises substantial doubt about our ability to continue as a going concern.
     Based on our current plans and capital resources, we believe that our cash and cash equivalents will be sufficient to enable us to meet our minimum planned operating needs through June 2008. Our ability to continue as a going concern will depend upon our ability to obtain debt or equity financing for funds to meet our cash requirements. No assurance can be given that debt or equity financing will be available. Concern about our ability to continue as a going concern may place additional constraints on operations and make it more difficult for us to meet our obligations or adversely affect the terms of possible funding. If our financial condition worsens and we become unable to attract additional equity or debt financing or other strategic transactions, we would be compelled to discontinue operations.
Recent Acquisition
     Pursuant to an Asset Purchase Agreement dated December 3, 2007, we acquired certain assets from Vincent Gullo and Dallas Hughes through our wholly-owned subsidiary, Triad Biotherapeutics, Inc. (“Triad”), which assets included (i) two chemical compounds, CTK000147 (proteasome inhibitor) and CTK000168 (Eg5 inhibitor) (now known as AVR147 and AVR168, respectively), along with all derivatives and analogs thereof (collectively, the “Compounds”); (ii) a library of approximately 8,321 extracts; (iii) a library of microbial strains comprised of approximately 1,663 fungi and approximately 302 actinomycetes; (iv) affinity purification technology (“AFP Technology”); and (v) a U.S. patent for size-exclusion-based extraction of affinity ligands and active compounds from natural samples, as well as other intellectual property and contract rights related to the assets. The consideration for the foregoing assets was $250,000 in cash and 12,711,864 shares of our common stock valued at $250,000. Additional consideration is payable to Messrs. Gullo and Hughes upon the satisfaction of certain conditions precedent, as follows:
•	$250,000 in cash and $250,000 in common stock upon the Company or any of its affiliates (i) confirming through in vivo studies in mice that either or both of the Compounds or any structural analog thereof is safe and effective; (ii) closing on a financing (or a series of financing over a three year period) generating at least $12 million of proceeds; and (iii) filing or causing to be filed a U.S. patent application on either of the Compounds or structural analog thereof.

•	$250,000 in cash upon the first IND pertaining to either AVR147, AVR168 or a structural analog thereof being approved or allowed by the FDA.

•	$500,000 in cash upon the first approval by the FDA for commercial sale of either AVR147, AVR168 or a structural analog thereof.

•	5% of the value of any cash, cash equivalents and securities received from third parties in consideration of the sale or license of any of the Compounds and structural analogs.
     Pursuant to the asset purchase agreement, if, at any time, we propose to file a registration statement under the Securities Act of 1933 for purposes of a public offering of our securities, Messrs. Gullo and Hughes have been granted the right to include in any such registration statement all or any part of the securities acquired by them under the asset purchase agreement.
     The asset purchase agreement included customary representations, warranties, covenants and indemnities by the respective parties, which were qualified by disclosure schedules and are subject to the materiality standards set forth in the purchase agreement, which may differ from what may be considered to be material by investors. The parties’ respective indemnity obligations are subject to the cumulative amount of the damages actually incurred by such indemnitee exceeding $50,000 and the aggregate amount of damages recoverable by Advanced Viral is limited to that portion of the purchase price actually received by the sellers, with the sellers having the right to pay all or any portion of the indemnification amounts with stock received in consideration for the acquired assets.
     In connection with the closing of the transactions under the purchase agreement, our Board of Directors appointed Vincent Gullo, Ph.D as our Chief Scientific Officer, and Dallas Hughes, Ph.D as our Vice President, Research.
Private Placements with YA Global Investments, LP
     January 2007 Private Placement. On January 1, 2007, we entered into a securities purchase agreement with YA Global Investments, L.P. (f/k/a Cornell Capital Partners, L.P.) (“YA Global”), to sell $1,500,000 principal amount of our 9% secured convertible debentures, due January 1, 2010. In addition, we issued YA Global warrants to purchase an aggregate of 48,076,923 shares of our common stock exercisable through January 1, 2012 at an exercise price equal to $0.0312, or as may be adjusted from time to time pursuant to the terms thereof. The convertible debentures have a term of three years, accrue interest at 9% and are convertible into our common stock at a price per share equal to the lesser of (a) $0.0312 per share, or (b) an amount equal to 95% of the lowest volume weighted average price of our common stock for the 30 trading days immediately preceding the conversion date, as quoted by Bloomberg, LP.
     Pursuant to the agreement, Yorkville Advisors LLC, the general partner of YA Global, received cash compensation equal to 10% of the gross proceeds of the convertible debentures purchased as well as a $20,000 structuring fee and a $10,000 due diligence fee. We received net proceeds of $1,325,000 in connection with the agreement.
     YA Global acquired $1,000,000 principal amount of the convertible debentures upon the first closing under the purchase agreement on January 5, 2007, and the remaining $500,000 principal amount of the convertible debentures on February 16, 2007. In addition, YA Global agreed to purchase up to an additional $750,000 of convertible debentures upon the satisfaction of certain conditions, including (i) our enrollment of the first patient in our Phase II dermatological study, (ii) the registration statement, of which this prospectus forms a part, being declared effective by the Securities and Exchange Commission (SEC), and the execution of similar transaction documents on terms mutually agreed upon by the parties. Our obligations under the YA Global Agreement, the convertible debentures and the ancillary documents entered into in connection therewith are secured by a first priority security interest in all of our assets. The registration statement registering the resale of all shares of common stock that may be issued to YA Global upon the conversion of the convertible debentures or exercise of the warrants was filed on February 12, 2007 and was declared effective on May 29, 2007.

     Our obligations under the agreement, the convertible debentures and the ancillary documents thereto are secured by a first priority security interest in all of our assets. This security interest expires upon the earlier to occur of (i) $500,000 or less principal amount of the convertible debentures remains outstanding; (ii) the Company receives $3,000,000 of capital, in any form other than through the issuance of free-trading shares of its common stock, from sources other than YA Global, which is utilized to either repay the convertible debentures in full, or reduce the outstanding principal amount of the convertible debentures to $500,000; or (iii) the satisfaction of our obligations under the agreement, the convertible debentures and the ancillary documents entered in connection therewith.
     During 2007, YA Global converted an aggregate of $1,400,000 principal amount of the January 2007 convertible debentures into a total of 70,689,620 shares of our common stock, at conversion prices ranging from $0.0126 to $.0312 per share. In addition YA Global exercised warrants to purchase 10,000,000 shares of our common stock at $0.0312 for an aggregate exercise price of $312,000. The remaining warrants to purchase 38,076,923 shares of our common stock at $0.0312 per share were subsequently adjusted to 60,304,568 warrants exercisable at $0.0197 per share in accordance with the warrant anti-dilution provisions as a result of the Gullo/Hughes asset purchase transaction described above.
     July 2007 Private Placement. On July 24, 2007, we entered into a securities purchase agreement with YA Global to sell $2,750,000 principal amount of our 9% secured convertible debentures due July 24, 2010, consisting of: (i) $750,000 of our Series A secured convertible debentures (the “Series A Debentures”); and (ii) $2,000,000 of our Series B secured convertible debentures (the “Series B Debentures”). The Series A Debentures have a conversion price equal to the lesser of $0.0312 or 95% of the lowest volume weighted average price of our common stock during the thirty consecutive trading days immediately preceding the applicable conversion date, and the Series B Debentures have a conversion price equal to the lesser of $0.0262 or 95% of the lowest volume weighted average price of our common stock during the thirty consecutive trading days immediately preceding the applicable conversion date. In addition, pursuant to the agreement, we issued to YA Global (i) warrants to purchase an aggregate of 24,038,462 shares of our common stock at an exercise price equal to $0.0312 (the “A Warrants”); and (ii) warrants to purchase an aggregate of 76,335,878 shares of our common stock at an exercise price equal to $0.0262 (the “B Warrants”). The warrants are exercisable for five years from the date of issuance. As a result of the Gullo/Hughes asset purchase transaction described above in accordance with the warrant anti-dilution provisions, the A Warrants were subsequently adjusted to 38,071,067 warrants exercisable at $0.0197 per share and the B Warrants were subsequently adjusted to 101,522,843 warrants exercisable at $0.0197 per share.
     Pursuant to the agreement, Yorkville Advisors LLC, the general partner of YA Global, will receive cash compensation equal to 10% of the gross proceeds of the convertible debentures as well as a $15,000 structuring fee and a $5,000 due diligence fee. Subject to certain exceptions, at our option, we may redeem a portion or all of the outstanding convertible debentures at a price equal to 120% of the amount redeemed plus accrued interest. We are obligated to file a registration statement with the SEC registering the resale of shares issuable upon the conversion of the convertible debentures or exercise of the warrants.
     YA Global acquired the Series A Debentures, $750,000 of the Series B Debentures and the warrants at the first closing upon execution of the agreement on July 25, 2007, from which we received net proceeds of $1,330,000, in reliance upon an applicable exemption from registration under Section 4(2) of the Securities Act of 1933 in connection with a transaction that did not involve a public offering. YA Global is also obligated to acquire an additional $625,000 of the Series B Debentures on the date the registration statement is filed; and $625,000 of the Series B Debentures on the date the registration statement is declared effective by the SEC. There is no assurance that these additional debentures will be sold pursuant to these terms, if at all.

     The registration rights agreement provides that the registration statement may be filed no earlier than the later of (i) November 29, 2007 or (ii) the date that is sixty (60) days from the date that YA Global has sold substantially all the shares registered for resale on the previous registration statement (file number 333-140634), or such earlier date that we may file the registration statement for the resale of shares underlying the convertible debentures and warrants in reliance on Rule 415 promulgated by the SEC pursuant to the Securities Act of 1933.
     Effect of Gullo/Hughes Asset Acquisition on YA Global Agreements. The closing of the transactions under the Gullo/Hughes Asset Purchase Agreement triggered certain anti-dilution provisions contained in outstanding warrants to purchase our common stock held by YA Global issued in the private placements as described above. Furthermore, in connection with the closing of the transactions, we entered into a Patent Security Agreement and Amended and Restated Security Agreement with YA Global whereby we granted to YA Global a first lien priority security interest in the assets acquired in the Gullo/Hughes transaction to secure our obligations owing to YA Global arising out of the January 1, 2007 and July 24, 2007 private placements.
Costs Relating to Research and Development Efforts
     The costs relating to our research and development efforts for the years 2000 through 2007 are presented below.

				2000-2007
Cost Category	2000-2005	2006	2007	To Date
Hospital fees
Phase I (topical)	$254,246	—	—	$254,246
Phase I/II AIDS (Israel)	$170,500	$(30,000)	—	$140,500
Phase I leukemia/lymphoma (Israel)	$19,000	—	—	$19,000
Phase I solid tumor (Israel)	$8,000	—	—	$8,000
Phase II cancer study (NY)	$107,507	$7,495	—	$115,002
Phase II cancer study (Canada)	—	—	$34,000	$34,000
Phase 1 Diabetes	$103,410	$163,042	$(16,296)	$250,156
In vitro and Avian Flu	—	$41,868	—	$41,868
Anti-Inflammatory	—	$7,542	—	$7,542
Wound healing	—	$35,487	$13,100	$48,587
Lab fees	$138,292	—	—	$138,292
Insurance cost	$70,721	$30,958	$25,458	$127,137

Total Clinical Fees	$871,676	$256,392	$56,262	$1,184,330

IND Preparation/Maintenance	$286,209	—	—	$286,209
CRO Clinical Trial Management	—	—	—
Phase I (topical)	$47,527	—	—	$47,527
Phase I/II AIDS (Israel)	$1,447,919	—	$(6,113)	$1,441,806
Argentina Patient Experiences	$253,168	—	—	$253,168
Data Management & Study Reports	$686,474	$245,689	—	$932,163
Clinical & Regulatory Consulting	$2,116,673	$267,582	$4,594	$2,388,849

Total Clinical/ Regulatory Operations	$4,837,970	$513,271	$(1,519)	$5,349,722

General lab supplies	$1,103,917	$70,130	$15,083	$1,189,130
Toxicology	$197,135	—	—	$197,135
Contracted R&D	$617,368	—	—	$617,368
Validation	$705,249	—	—	$705,249
Drug Preparation and Support	$1,982,421	—	—	$1,982,421
Salary & Facility Allocations	$7,310,773	$801,049	$652,354	$8,764,176
R&D Travel Expenses	$37,720	—	—	$37,720

Total Preclinical Research & Development	$11,954,583	$871,179	$667,437	$13,493,199

Total Research & Development	$17,664,229	$1,640,842	$722,180	$20,027,251

RESULTS OF OPERATIONS
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
     Revenues. We generated no sales revenue for the year ended 2007 or 2006.
     Research and Development Expense. Research and development expense decreased to $722,000 in 2007 compared to $1,641,000 in 2006. During 2007, payroll and related expenses were slightly higher compared to 2006, while clinical trial and consulting fees were lower compared to 2006, as follows:
•	Payroll and related expenses relating to research and development increased to $474,000 for the year ended 2007 compared to $427,000 for 2006. This increase reflects the increase of salary expenses relating to three new employees who joined the Company at the end of December 2007. For the year ended 2007, 58% of salaries and benefits were allocated to research and development, compared to 54% in 2006.

•	Consulting fees decreased to $27,000 for the year ended 2007 compared to $692,000 for 2006. The decrease in consulting fees from 2006 was primarily attributable to decreased payments made to MediVector ($0 in 2007 compared to $448,000 in 2006), and by payments to Elma Hawkins, our former President and CEO, under her consulting agreement ($0 in 2007 compared to $153,000 in 2006) for biopharmaceutical consulting services in connection with our ongoing studies.

•	Clinical trial costs decreased to $56,000 for the year ended 2007 compared to $256,000 for 2006. The 78% decrease was attributable to completion of the diabetes and anti-inflammatory studies and the temporary discontinuation of the wound healing studies. This was partially offset by expenses associated with the commencement of the clinical study at McGill University in Canada.
     General and Administrative Expenses. General and administrative expenses increased to $2,374,000 in 2007 compared to $2,099,000 in 2006. The change in 2007 was primarily attributable to decreased payroll expenses, insurance costs and computer costs, offset by the compensation and other expense for options and warrants, as follows:
•	Payroll and related expenses decreased to $340,000 for the year ended 2007 compared to $368,000 for the year ended 2006 primarily due to higher allocations of employee’s time to research and development. In addition, for the year ended 2007, 42% of salaries and benefits were allocated to general and administrative expense, compared to 46% in 2006 due to additional concentration of research and development on reviewing results of completed or delayed projects and planning for the continuation of new trials.

•	Benefit and insurance costs decreased to $345,000 in 2007 compared to $380,000 in 2006. The decrease in 2007 was primarily attributable to decreased director and officer insurance costs in 2007 of $235,000 compared to $255,000 in 2006, with additional savings in medical and general liability insurance.

•	Compensation expense and other expenses for options and warrants increased 170% to $585,000 in 2007 from $217,000 in 2006. The increase in compensation expense for 2007 was attributable to the granting of options to the President and members of the Board of Directors in 2007. Starting in 2006 these expenses for vested stock options granted prior to 2006 are reflected as an expense.
     Depreciation and Amortization Expense. Depreciation and amortization expense decreased 84% to $28,000 in 2007 from $177,000 in 2006 due to a majority of our assets reaching the end of their useful lives.
     Interest Income. Interest income decreased 34% to $65,000 in 2007 from $99,000 in 2006. The decrease in interest income resulted from decreased interest rates in money market and overnight banking obligations.
     Gain on sale of assets. Gain on sale of assets was $111,000 in 2007 compared to $0 in 2006. In January 2008 we relocated to a smaller facility from a substantially larger space in the same corporate park to reduce our expenses and in conjunction intend to outsource the manufacturing of AVR118. In anticipation of the move, we sold certain production and laboratory equipment in 2007.
     Interest Expense. Interest expense increased to $1,860,000 in 2007 from $6,000 in 2006. The increase was primarily attributable to increased interest expense associated with convertible debentures, the beneficial conversion feature on the debentures and amortization of warrant costs. Included in interest expense for 2007 was:
•	amortization of the beneficial conversion feature on convertible debentures of $780,000;

•	amortization of warrants relating to the issuance of convertible debentures of $735,000; and

•	interest expense associated with convertible debentures of $140,000.
     Loss from Continuing Operations. Losses from continuing operations increased 24% to $4,809,000 in 2007 from $3,824,000 in 2006. The increase from 2007 to 2006 resulted primarily from increased interest expenses relating to the issuance of convertible debentures.
     Loss from Discontinued Operations. Losses from discontinued operations decreased 72% to $7,000 in 2007 from $23,000 in 2006. The decrease from 2007 to 2006 resulted primarily from reductions in legal fees.

LIQUIDITY AND CAPITAL RESOURCES
     Our cash requirements to date have been satisfied by the sale of our securities. We have no other access to capital and our ability to raise additional capital is severely limited by the number of shares of common stock available for issuance.
Years Ended December 31, 2007 and 2006
     As of December 31, 2007, we had current assets of $1,527,000 compared to $1,102,000 at December 31, 2006. We had total assets of $2,404,000 and $1,363,000 at December 31, 2007 and 2006, respectively. Current assets increased by $425,000 due to an increase in cash and cash equivalents used in operations. Total assets increased due to the acquisition of certain intangible assets.
     During 2007 we used cash of $2,426,000 for operating activities, as compared to $3,555,000 in 2006. The decrease in 2007 was primarily attributable to a reduction of $950,000 in expenditures related to research and clinical testing from 2006. During 2007, we incurred expenses of:
•	$95,000 in expenditures on AVR118 research and clinical testing;

•	$814,000 for payroll and related costs primarily for administrative staff, scientific personnel and executive officers;

•	$345,000 for insurance and $584,000 for consulting and other professional fees;

•	$377,000 for rent and utilities for our Yonkers facility; and

•	$169,000 in public relations and proxy costs.
     During 2007, funds used for investment activities were $131,000 compared to $19,000 in 2006, which increase resulted primarily from the acquisition of certain intangible assets for $250,000, $6,000 for the acquisition of property plant and equipment offset by $125,000 in proceeds from sale of fixed assets compared to $19,000 incurred in 2006 for the acquisition of property plant and equipment.
     During 2007 funds provided by financing activities were $2,966,000 representing net proceeds from the issuance of convertible debt and the exercise of warrants, compared to $0 in 2006.
OFF-BALANCE SHEET ARRANGEMENTS
     We do not have any off-balance sheet transactions, arrangements or obligations (including contingent obligations) that would have a material effect on our financial results.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
     As a “smaller reporting company” as defined Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K promulgated thereunder, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this section.
OUTSTANDING SECURITIES; AUTHORIZED CAPITAL STOCK
     In March 2007 we amended and restated our Certificate of Incorporation to (i) increase the number of authorized shares of our common stock to 2 billion shares; (ii) authorize the issuance of up to 50 million shares of blank check preferred stock; and (iii) make certain conforming amendments to the headings, terminology and numbering of the provisions therein.

     In addition to the 789,989,218 shares of our common stock outstanding as of March 26, 2008, we have reserved for issuance approximately 417.8 million shares upon the conversion or exercise of currently outstanding convertible debentures, stock options and warrants. If all of the foregoing securities were fully issued, exercised and/or converted, as the case may be, we would receive proceeds of approximately $16.3 million, and we would have approximately 1.2 billion shares of common stock outstanding. The sale or availability for sale of this number of shares of common stock in the public market could depress the market price of the common stock. Additionally, the sale or availability for sale of this number of shares may lessen the likelihood that additional equity financing will be available to us, on favorable or unfavorable terms. Furthermore, the sale or availability for sale of this number of shares could limit the annual amount of net operating loss carryforwards that could be utilized.
PROJECTED EXPENSES
     The independent registered public accounting firm’s report on our consolidated financial statements for the fiscal year ended December 31, 2007 includes an explanatory paragraph regarding our ability to continue as a going concern. Note 2 to the consolidated financial statements states that our cash position is inadequate to pay all the costs associated with the full range of testing and clinical trials of AVR118 or our other products required by the FDA for commercial approval, and, unless and until AVR118 or our other products are approved for sale in the United States or another industrially developed country, we will be dependent upon the continued sale of our securities, debt or equity financing for funds to meet our cash requirements, which raises substantial doubt about our ability to continue as a going concern. Further, the independent registered public accounting firm’s report states that the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     During the next 12 months, we expect to incur significant expenditures relating to operating expenses and expenses relating to regulatory filings, and clinical trials for AVR118. We currently do not have cash availability to meet our anticipated expenditures. We anticipate that we can continue operations through June 2008 with our current liquid assets, if no stock options or warrants are exercised, nor additional securities sold.
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
     We are currently seeking debt financing, licensing agreements, joint ventures and other sources of financing, but the likelihood of obtaining such financing on favorable terms is uncertain. To complete the full range of testing necessary to commercially offer AVR118, AVR123 or any other product, we will need substantially more capital. We are uncertain whether debt or equity financing will be readily obtainable or whether it will be on favorable terms. Because of the large uncertainties involved in the FDA approval process for commercial drug use on humans and our lack of access to capital, it is highly probable that we will never be able to sell AVR118, AVR123 or any drug products commercially.

CRITICAL ACCOUNTING POLICIES
     Recently Issued Accounting Standards
     In December 2007 the FASB issued 141R, “Business Combinations” (“SFAS 141R”) which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair value as of the date. SFAS 141R requires, among other things, that in a business combination achieved in stages (sometimes referred to as a “step acquisition”), that the acquirer recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with this Statement).
     SFAS 141R also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which in most types of business combinations will result in measuring goodwill as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect that the adoption of SFAS 141R will have a material impact on our financial statements.
     In December 2007, the FASB issues SFAS 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”), This Statement changes the way the consolidated income statement is presented. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. Currently, net income attributable to the non-controlling interest generally is reported as an expense or other deduction in arriving at consolidated net income. It also is often presented in combination with other financial statement amounts. SFAS 160 results in more transparent reporting of the net income attributable to the non-controlling interest. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not believe SFAS 160 will have a material impact on our financial statements.
     In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We expect to adopt SFAS No. 159 on January 1, 2008 and have not yet determined the impact on the consolidated financial statements
     In September 2006, the SEC issued Staff Accounting Bulleting (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that have been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. We have reviewed and implemented the provisions of SAB No. 108 as of December 31, 2006, and have determined that it did not have a material impact on our financial statements.

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
     In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the statement of financial condition; and provides transition and interim-period guidance, among other provisions. The provisions of FIN 48 are effective as of the beginning of our first fiscal year that begins after December 15, 2006. This pronouncement did not have a material impact on our consolidated financial position, results of operation or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As a “smaller reporting company” as defined Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K promulgated thereunder, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K are included elsewhere in this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     There have been no changes to, or disagreements with Rachlin LLP, our independent registered public accounting firm, during the past two fiscal years.

ITEM 9A(T).	CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     Changes in Internal Control Over Financial Reporting. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
     Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report. Accordingly, our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has not been audited by Rachlin LLP, our independent registered public accounting firm.

ITEM 9B.	OTHER INFORMATION
     None
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS AND EXECUTIVE OFFICERS
     The following table sets forth certain information concerning our directors and executive officers as of March 26, 2008:

Name	Age	Position
Stephen M. Elliston	57	President and Chief Executive Officer, Director
Eli Wilner (1)	52	Chairman of the Board
Angelo S. Botter (2)	61	Director
Roy S. Walzer (1) (2)	60	Director
Vincent Gullo, Ph.D	58	Chief Scientific Officer
Dallas Hughes, Ph.D	52	Vice President of Research
Martin Bookman	64	Acting Chief Financial Officer, Secretary

(1)	Member of our compensation committee. Mr. Wilner is the chairman of the compensation committee.

(2)	Member of our audit committee. Mr. Walzer is the chairman of the audit committee.

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
     Eli Wilner, the Chairman of our board of directors, has been a director since December 2001, Chairman of the Board since May 2002, President and Chief Executive Officer from August 2003 to February 2004 and from February 2006 to May 2006 and Secretary from August 2003 through June 2006. He is the founder and CEO of Eli Wilner & Company, a New York City art gallery established in 1983, and is also a leading frame dealer, restorer, collector and published author. Mr. Wilner was a Bryant Fellows Member of the Metropolitan Museum of Art in New York City from 1990 to 2000 and is currently a Forum member of the Smithsonian American Art Museum in Washington, D.C.
     Angelo S. Botter has been a director since May 2006. Mr. Botter was Senior Executive Director, Pharmaceutical Division of Abbott Laboratories, Canada from March 1994 until March 2005. During his tenure with Abbott, Mr. Botter assisted with the launch of several products in the HIV, anti-infective, gastroenterology, cancer therapy, immunology and cardiovascular fields.
     Roy S. Walzer, a director since June 2002, has been the President of the private investment firm Litchfield Partners, Ltd. since 1987 and the Managing Partner of Litchfield Partners I since 1999, which firms invest in pharmaceuticals, biotech and technology companies. Prior to founding Litchfield Partners, Mr. Walzer served as Executive Vice President and General Counsel with Sealy Connecticut from 1976 to 1986.
     Vincent Gullo, Ph.D, has been Chief Scientific Officer since December 2007. Prior to his appointment as Chief Scientific Officer, Dr. Gullo, age 57, was the President of Chemosphere Discovery Technologies, Inc., a small consulting company which provided natural product drug discovery consulting services, since May 2007. From January 2004 until December 2006, Dr. Gullo was the Vice President, Drug Discovery at Cetek Corporation, a biopharmaceutical company engaged in the discovery and early development of cancer therapeutics and formerly the owner of the assets we acquired in December 2007, where he supervised a drug discovery research team focusing in oncology and infectious diseases, and managed several departments including natural product microbiology, fermentation, chemistry and medicinal chemistry. From April 1983 until December 2003, Dr. Gullo was the Senior Director, New Lead Discovery at Schering Plough Research Institute. Dr. Gullo received his Ph.D in Organic Chemistry from Columbia University in 1975.
     Dallas Hughes, Ph.D, has been Vice President of Research since December 2007. Prior to his appointment as Vice President, Research, Dr. Hughes, age 51, was the Chief Executive Officer of Chemosphere Discovery Technologies, Inc. since May 2007. From October 1996 until January 2007, Dr. Hughes was the Senior Vice President, Technology at Cetek Corporation, where he supervised a drug discovery research team employing a high throughput screening (HTS) technology for drug discovery, and managed several departments including assay development, HTS technology, and biology. Dr. Hughes received his Ph.D in Biology from University of California, Los Angeles in 1988.

     Martin Bookman has been Acting CFO since April 2004 and our Secretary since July 2006. Mr. Bookman was our assistant controller from March 2001 to April 2004. From August 2000 to March 2001 Mr. Bookman was a senior consultant for Prodigy Communications, Inc.
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
     Audit Committee. Our audit committee is composed of Messrs. Botter and Walzer (chairman). All members of the audit committee satisfy the current independence standards promulgated by Nasdaq as such standards apply specifically to members of audit committees. Our audit committee is responsible for selecting our independent auditors, reviewing our accounting policies, financial procedures and internal controls, the engagement of independent auditors and the general scope of the annual audit and any other services that the auditors may be asked to perform, and review with the auditors their report on our financial statements following the completion of each audit. In addition, the Board of Directors has determined that Mr. Walzer possesses the level of financial literacy required by applicable laws and regulations and that Mr. Walzer is an “audit committee financial expert” within the meaning of the regulations promulgated by the SEC.
     Compensation Committee. Our compensation committee is composed of Messrs. Wilner (chairman) and Walzer. All members of the compensation committee qualify as independent under the current definition in the rules promulgated by the SEC. Our compensation committee is responsible for reviewing the compensation arrangements in effect for our executive officers and directors.
Compensation Committee Interlocks and Insider Participation
     As a smaller reporting company as defined Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K promulgated thereunder, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this section.

Compensation Committee Report
     As a smaller reporting company as defined Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K promulgated thereunder, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this section.
Codes of Conduct and Ethics
     Our board of directors has adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees, in accordance with applicable federal securities laws. The Code of Business Conduct and Ethics is available, free of charge, by sending a written request to our Corporate Secretary. If we make any amendments to this Code (other than technical, administrative, or other non-substantive amendments), or waive (explicitly or implicitly) any provision thereof to the benefit of any of our executive officers, we intend to disclose the nature of the amendment or waiver, its effective date and to whom it applies in the investor relations portion of the website, or in a report on Form 8-K filed with the SEC.
Stockholder Communications
     Stockholders may communicate with our board of directors or one or more directors by sending a letter addressed to our board or to any one or more directors in care of our Corporate Secretary, Advanced Viral Research Corp., Six Executive Plaza, Ste. 283, Yonkers, New York 10701, in an envelope clearly marked “Stockholder Communication.” Our corporate secretary will forward such correspondence unopened to the members of our audit committee or another independent director as the board of directors may specify from time to time, unless the envelope specifies that it should be delivered to another director. If multiple communications are received on a similar topic, our Corporate Secretary may, in his or her discretion, forward only representative correspondence.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires that our directors and executive officers and persons who own more than 10% of our common stock file initial reports of ownership and reports of changes of ownership with the SEC. Reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. These reports are available for review on our website at www.adviral.com. Based solely on a review of these reports, we believe that all directors and executive officers complied with all Section 16(a) filing requirements for 2007 except for two late Form 4 filings by Messrs. Gullo and Hughes in January 2008.

ITEM 11.	EXECUTIVE COMPENSATION
Summary Compensation Table
     The following table sets forth information regarding the compensation paid, distributed, or accrued for services rendered by our principal executive officer and our two other most highly compensated executive officers whose total salary and bonus exceeded $100,000 (collectively, the “Named Executives “) for services rendered in all capacities to us during the years indicated.

Name and				All Other
Principal Position	Year	Salary ($)	Option Awards (5) ($)	Compensation ($)	Total ($)
Stephen Elliston (1)	2007	323,077	117,023	19,482	459,502
	2006	149,308	—	12,753	162,061

Eli Wilner (2)	2007	—	256,559	—	256,559
	2006	—	109,125	—	109,125

Martin Bookman (3)	2007	103,696	20,052	17,001	140,749
	2006	95,107	20,052	15,879	131,038

Elma Hawkins (4)	2007	—	—	—	—
	2006	67,308	128,314	1,905	197,527

(1)	Mr. Elliston has been President and CEO since May 2006. All Other Compensation for Mr. Elliston includes medical insurance premiums paid by Advanced Viral on his behalf.

(2)	Mr. Wilner was Interim President and CEO from February to May 2006.

(3)	Mr. Bookman has been Acting CFO since April 2004. All Other Compensation for Mr. Bookman includes medical insurance premiums paid by Advanced Viral on his behalf.

(4)	Dr. Hawkins was President and CEO from February 2004 to February 2006. Dr. Hawkins received a bonus of $87,500 for 2005 which was paid in three installments of $29,166.66 in February, March and April 2006. All Other Compensation for Dr. Hawkins included medical insurance premiums paid by Advanced Viral on her behalf.

(5)	Option awards are based on expense recognized under FAS123(r). Awards were granted with a strike price equal to the quoted market price on the day prior to the grant and were valued at date of grant using Black-Scholes option pricing models with the following assumptions: risk free rate 4-5%, volatility 52-62%, and expected lives 5-6.5 years.
Outstanding Equity Awards at Fiscal Year-End (2007)

	Option Awards
	Number of
	Securities
	Underlying	Number of Securities
	Unexercised	Underlying			Option
	Options (#)	Unexercised Options		Option Exercise	Expiration
Name	Exercisable	(#) Unexercisable		Price ($)	Date
Stephen Elliston	8,000,000	—		0.05	(1)
	666,667	7,333,333		0.0575	(1)
	—	8,000,000		0.0650	(1)
	—	8,000,000		0.0725	(1)
	—	8,000,000		0.08	(1)
Eli Wilner	4,700,000	—		0.05	5/13/17
	10,000,000	—		0.052	8/26/13
	5,000,000	—		0.063	8/26/13
	2,750,000	—		0.075	12/20/10
	1,400,000	—		0.12	5/5/10
	2,700,000	—		0.135	1/10/15
	4,250,000	750,000	(2)	0.15	2/9/09
	4,450,000	—		0.18	12/19/13
Martin Bookman	25,000	—		0.17	1/1/12
	600,000	400,000	(3)	0.10	9/28/09

(1)	These options vest in monthly increments of 666,667 and are exercisable every 30 days commencing on May 14, 2007 for a period of five years

(2)	These options vest in monthly increments of 83,333 over five years through February 10, 2009.

(3)	These options vest in yearly increments of 200,000 through September 28, 2009.
Option Exercises and Stock Vested
     There were no exercises of stock options or vesting of shares of restricted stock held by Named Executives during the fiscal year ended December 31, 2007.

Stock Incentive Plan
     We adopted the Advanced Viral Research Corp. 2007 Stock Incentive Plan in March 2007. The Stock Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, stock bonuses and restricted stock awards, restricted stock units, performance shares, performance units and other stock-based awards which may be granted to employees, including officers, non-employee directors and consultants (except that incentive stock options may be granted only to employees).
     Share Reserve. An aggregate of 100,000,000 shares of common stock are reserved for issuance under the Stock Incentive Plan. As of December 31, 2007, options to purchase an aggregate of 50,675,000 shares of our common stock have been issued to participants under the Stock Incentive Plan. Shares issued under the Stock Incentive Plan will be authorized and unissued shares of common stock or treasury shares.
     Administration. The Stock Incentive Plan is administered by our compensation committee. The compensation committee has the full authority to administer and interpret the Stock Incentive Plan and to correct any defect or supply any omission or reconcile any inconsistency in the plan or any award agreement. The compensation committee’s decision will be final, conclusive and binding with respect to the interpretation and administration of the Stock Incentive Plan, any award or any award agreement under the Stock Incentive Plan.
     Term of Stock Incentive Plan. The Stock Incentive Plan will terminate in March 2017 unless it is terminated earlier in accordance with the terms of the plan.
     Awards under the Stock Incentive Plan
          Stock Options. The Stock Incentive Plan authorizes the compensation committee to grant stock options to purchase shares of common stock to employees, directors and consultants of the Company or any subsidiary. Option grants may be in the form of incentive stock options (ISOs) or non-qualified stock options, provided that options granted to non-employee directors, consultants and employees of its subsidiaries that do not qualify as a “subsidiary corporation” (within the meaning of Section 424 of the Internal Revenue Code) may only be non-qualified stock options. The compensation committee will determine the number of shares of common stock subject to each option, the term of each option (which may not exceed ten years, or five years in the case of an ISO granted to a 10% stockholder), the exercise price, any vesting schedule, and the other material terms of each option. No ISO may have an exercise price less than the fair market value of the common stock at the time of grant (or, in the case of an ISO granted to a 10% stockholder, 110% of fair market value). Upon the exercise of an option, the option holder must make payment of the full exercise price, either: (i) in cash, certified or cashier’s check, bank draft or money order; (ii) to the extent permitted by law and the compensation committee, through a “cashless exercise sale and remittance procedure” by the delivery of irrevocable instructions to a broker reasonably acceptable to us to deliver promptly to us an amount equal to the aggregate purchase price; (iii) in shares of common stock (which have been owned by the participant for a period of time as may be required by applicable accounting standards to avoid a charge to our earnings); (iv) to the extent permitted by law and the compensation committee, by delivery of a promissory note to us on such terms as the compensation committee specifies; or (v) on such other terms and conditions as may be acceptable to the compensation committee.
          Stock Appreciation Rights. The Stock Incentive Plan authorizes the compensation committee to grant stock appreciation rights (SARs) either in tandem with a stock option or independent of a stock option to employees and non-employee directors. A SAR may be granted as a general SAR or a limited SAR. Limited SARs may be exercised only upon certain events (e.g., a change of control). A SAR is a right to receive a payment either in cash or common stock equal in value to the excess of the fair market value of one share of common stock on the date of exercise over the exercise price per share of the SAR. The compensation committee will determine the terms and conditions of SARs at the time of grant, but, generally, SARs will be subject to the same terms and conditions as stock options (as described above).

          Restricted Stock. The Stock Incentive Plan authorizes the compensation committee to award restricted stock to employees, consultants and directors. Recipients of restricted stock enter into an agreement with us subjecting the shares to restrictions and providing the criteria or dates on which such restrictions lapse. Restricted stock may vest over time, based on performance criteria or other factors (including, without limitation, performance goals that are intended to comply with the performance-based compensation exception under Section 162(m) of the Internal Revenue Code), as determined by the compensation committee at grant. Holders of restricted stock may exercise full voting rights with respect to the restricted stock and will be entitled all dividends and distributions paid on the restricted stock.
          Restricted Stock Units. The Stock Incentive Plan authorizes the compensation committee to award restricted stock units to employees, directors and consultants. A restricted stock unit is a unit of measurement equivalent to one share of common stock that becomes nonforfeitable upon satisfying certain terms and conditions, as determined by the compensation committee. A restricted stock unit does not have any of the attendant rights of a stockholder, except it may have certain dividend rights as specified in the grant. A restricted stock unit may be distributed in common stock and/or cash as determined by the compensation committee at the time of grant or if not specified at grant, at time of distribution. Restricted stock units may vest over time, based on performance criteria or other factors (including, without limitation, performance goals that are intended to comply with the performance-based compensation exception under Section 162(m) of the Internal Revenue Code), as determined by the compensation committee at grant.
          Performance Shares and Performance Units. The Stock Incentive Plan authorizes the compensation committee to grant performance shares to employees, directors and consultants entitling them to receive a fixed number of shares of common stock or the cash equivalent, as determined by the compensation committee, upon the attainment of performance goals. The compensation committee may also grant performance units to employees, directors and consultants entitling them to receive a value payable in cash or shares of common stock, as determined by the compensation committee, upon the attainment of performance goals (including, without limitation, performance goals that are intended to comply with the performance-based compensation exception under Section 162(m) of the Internal Revenue Code).
          Stock Awards. The Stock Incentive Plan authorizes the compensation committee to grant stock awards to employees, directors and consultants. A stock award is an outright grant of common stock or a grant of common stock that is made in settlement of an award granted under another plan sponsored by us. For example, a stock award can be granted to a director in the form of common stock in settlement of director fees.
          Other Stock-Based Awards. The Stock Incentive Plan authorizes the compensation committee to grant awards of common stock and other awards to employees, directors and consultants that are valued in whole or in part by reference to, or are payable in or otherwise based on, common stock. These awards may be granted either alone or in addition to or in tandem with stock options, SARs, restricted stock, performance shares or performance units.
          Performance Goals. Performance-based awards granted under the Stock Incentive Plan that are intended to satisfy the performance-based compensation exception under Section 162(m) of the Internal Revenue Code will vest based on attainment of specified performance goals which have been established by the compensation committee.
          Transferability of Options and Stock Purchase Rights. Our Stock Incentive Plan generally does not allow for the transfer of awards granted under the plan and only the grantee may exercise during his or her lifetime. Common stock issued under the Stock Incentive Plan will not have any restrictions on transferability. The compensation committee, in its sole discretion, may permit the transfer of award granted under the plan to a grantee’s family member on terms and conditions specified by the compensation committee.

     Amendment and Termination. Our board of directors may at any time amend, in whole or in part, any or all of the provisions of the Stock Incentive Plan, or suspend or terminate it entirely, retroactively or otherwise. Our board of directors, however, may not impair the rights of a participant with respect to awards granted prior to such amendment, suspension or termination, without the consent of such participant (unless required by law). Stockholder approval is required for any amendment to the Stock Incentive Plan:
•	that changes the class of individuals eligible to receive awards under the Stock Incentive Plan;

•	that increases the maximum number of shares of common stock in the aggregate that may be subject to awards that are granted under the Stock Incentive Plan (except as otherwise permitted under the Stock Incentive Plan);

•	if approval of such amendment is necessary to comply with federal or state law (including without limitation Section 162(m) of the Internal Revenue Code and Rule 16b-3 under the Exchange Act) or with the rules of any stock exchange or automated quotation system on which the common stock may be listed or traded; or

•	if such amendment eliminates a requirement provided in the Stock Incentive Plan that our stockholders must approve an action to be undertaken under the Stock Incentive Plan.
          Adjustments upon a Change of Control. The Stock Incentive Plan generally defines a “change of control” as any of the following: (1) the acquisition by a person of securities representing more than 50% of the voting power of our outstanding securities, (2) a change of the majority of the incumbent members of our board of directors during any period of two consecutive years, (3) a business combination in which our securities outstanding prior to the combination do not represent more than 50% of the combined voting power outstanding after the combination, (4) approval by our stockholders of our liquidation, or (5) sale of all or substantially all of our assets, other than to certain related entities. Upon a change in control of the Company under the Stock Incentive Plan, the compensation committee may, in its sole discretion, provide that (1) some or all outstanding awards become immediately exercisable or vested, (2) all awards terminate, provided that participants have a right for a reasonable period of time to exercise any vested awards in whole or in part, (3) all awards be honored, assumed or substituted for new rights granted by the participant’s employer immediately following the change in control or (4) any or all awards be purchased by the Company without the consent of the participants, based on terms and conditions that the compensation committee determines which shall be communicated to the participants. If any awards subject to performance-based vesting become vested upon a change in control of the Company, all performance goals will be deemed satisfied as of the date of the change in control.
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
Potential Payments Upon Termination or Change Of Control
          Other than with respect to the Employment Agreements discussed below, we have not entered into any agreements or plans that may require us to make certain payments and/or provide certain benefits to the Named Executives in the event of a termination of employment or a change of control.
Executive Employment Agreements
          Elliston Employment Agreement. Pursuant to an Employment Agreement dated May 15, 2007, we retained Stephen M. Elliston as our President and Chief Executive Officer on a full time basis commencing May 15, 2007 until May 14, 2009 unless terminated earlier as provided in the agreement. Mr. Elliston receives a base salary of $350,000 per year. The agreement also entitles Mr. Elliston and his dependents to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to our other executives and their dependents. The agreement further provides that:
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
          Vincent Gullo, Ph.D Employment Agreement. In connection with his appointment as Chief Scientific Officer, we entered into an Employment Agreement with Dr. Gullo on December 3, 2007. Under the agreement, Dr. Gullo became our Chief Scientific Officer on a full time basis commencing December 3, 2007 for a period of one year unless terminated earlier as provided in the agreement. Dr. Gullo receives a base salary of $220,000 per year. The agreement also entitles Dr. Gullo and his dependents to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to our other executives and their dependents. The agreement further provides that:
•	We shall pay the dues of such professional associations and societies of which Dr. Gullo is a member in furtherance of his duties.

•	We shall reimburse Dr. Gullo for reasonable expenses relating to travel, professional licenses, entertainment and similar items in accordance with our policies, practices and procedures.

•	Dr. Gullo will be entitled to three (3) weeks paid vacation annually or such other time as authorized by the Board of Directors during which time his compensation shall be paid in full. Vacation days unused in any calendar year may not be accumulated and carried forward and used in future years.
If the agreement is terminated by us for cause, or Dr. Gullo voluntarily resigns, becomes disabled or dies, then Dr. Gullo or his estate shall be entitled to his base salary earned through the date of termination, accrued vacation and all applicable reimbursements due. If the agreement is terminated not for cause or by Dr. Gullo for good reason, Dr. Gullo shall be entitled to his base salary earned through the date of termination, accrued vacation and all applicable reimbursements due, monthly severance payments equal to one-twelfth of the base salary as of the date of such termination or resignation through the scheduled expiration of the initial term; and waiver of the applicable premium otherwise payable for COBRA continuation coverage for Dr. Gullo (and his spouse and dependents, if covered) through the scheduled expiration of the initial term.
          Dallas Hughes, Ph.D Employment Agreement. In connection with his appointment as Vice President, Research, we entered into an Employment Agreement with Dr. Hughes on December 3, 2007. Under the agreement, Dr. Hughes became our Vice President, Research on a full time basis commencing December 3, 2007 for a period of one year unless terminated earlier as provided in the agreement. Dr. Hughes receives a base salary of $200,000 per year. The agreement also entitles Dr. Hughes and his dependents to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to our other executives and their dependents. The agreement further provides that:
•	We shall pay the dues of such professional associations and societies of which Dr. Hughes is a member in furtherance of his duties.

•	We shall reimburse Dr. Hughes for reasonable expenses relating to travel, professional licenses, entertainment and similar items in accordance with our policies, practices and procedures.

•	Dr. Hughes will be entitled to three (3) weeks paid vacation annually or such other time as authorized by the Board of Directors during which time his compensation shall be paid in full. Vacation days unused in any calendar year may not be accumulated and carried forward and used in future years.
If the agreement is terminated by us for cause, or Dr. Hughes voluntarily resigns, becomes disabled or dies, then Dr. Hughes or his estate shall be entitled to his base salary earned through the date of termination, accrued vacation and all applicable reimbursements due. If the agreement is terminated not for cause or by Dr. Hughes for good reason, Dr. Hughes shall be entitled to his base salary earned through the date of termination, accrued vacation and all applicable reimbursements due, monthly severance payments equal to one-twelfth of the base salary as of the date of such termination or resignation through the scheduled expiration of the initial term; and waiver of the applicable premium otherwise payable for COBRA continuation coverage for Dr. Hughes (and his spouse and dependents, if covered) through the scheduled expiration of the initial term.
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
          On February 17, 2006, we entered into a consulting agreement with Dr. Hawkins pursuant to which she agreed to provide consulting services to us on such matters were requested of her by our Chairman of the Board of Directors or his designee. Dr. Hawkins received a consulting fee of $325 per hour for her consulting services. The initial term of the consulting agreement was 90 days, which term was extended by 30 days until June 18, 2006 by mutual agreement. Through the termination date of June 18, 2006, we paid Dr. Hawkins approximately $153,000 for such consulting services.
Director Compensation
     The following table sets forth compensation for non-employee directors for the year ended December 31, 2007.

					Non-	Non-
	Fees				equity	qualified
	earned				incentive	deferred
	or paid				plan	compensation	All other
	in cash		Stock	Option	compensation	earnings	compensation	Total
Name	($)		Awards ($)	Awards (1) ($)	($)	($)	($)	($)
Roy Walzer	—		—	89,793	—	—	--
Angelo Botter	7,700	(2)	—	51,395	—	—	--

(1)	Option awards are based on expense recognized under FAS123(r). Awards were granted with a strike price equal to the quoted market price on the day prior to the grant and were valued at date of grant using Black-Scholes option pricing models with the following assumptions: risk free rate 4-5%, volatility 52-62%, and expected lives 5-6.5 years.

(2)	In June 2006, we entered into a consulting agreement with Angelo Botter, whereby Mr. Botter has agreed to provide consulting services upon our request for a flat fee of $1,000 per day. The term of the consulting agreement is automatically extended by successive thirty (30) day periods unless either party notifies the other in writing of its intent not to extend the term within five days of the end of the then existing term. To date, we have paid Mr. Botter $19,700 under this agreement.

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
     The following table sets forth information regarding the beneficial ownership of the shares of our common stock as of March 26, 2008 by (i) each person known by us to beneficially own more than 5% of our outstanding common stock; (ii) each of our directors, (iii) each of our Named Executives identified in the Summary Compensation Table above and (iv) all of our directors and executive officers as a group. To our knowledge, all persons listed in the table have sole voting and investment power with respect to their shares, except to the extent that authority is shared with their respective spouse under applicable law.

	Amount and Nature of
	Beneficial		Percent of
Name and Address of Beneficial Owner	Ownership (1)		Common Stock (1)
Stephen M. Elliston (President and CEO, Director) Six Executive Plaza, STE283Yonkers, NY 10701	8,666,667	(2)	1.0%
Eli Wilner (Chairman of the Board) 1525 York Avenue, New York, NY 10028	37,277,600	(3)	4.5%
Roy S. Walzer (Director) 141 5 1/2 Mile Road, Goshen, CT 06756	13,678,800	(4)	1.7%
Angelo S. Botter (Director) 318 London Drive, Beaconsfield, Quebec, Canada H9W 5X5	2,175,000(	2)	*
Martin Bookman (Acting CFO) Six Executive Plaza, STE283, Yonkers, NY 10701	658,160	(5)	*
James F. Dicke II (7) 44 South Washington Street, New Bremen, OH 45869	73,917,086	(6)	9.3%
James F. Dicke III (8) 44 South Washington Street, New Bremen, OH 45869	58,775,000	(7)	7.6%
All current officers & directors as a group (7 persons)	73,230,238		8.6%

*	Less than 1%.

(1)	For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of the Exchange Act. Shares of our common stock subject to options or warrants that are exercisable within 60 days of March 26, 2008 are also deemed outstanding for purposes of calculating the percentage ownership of that person, and if applicable, the percentage ownership of executive officers and directors as a group, but are not treated as outstanding for the purpose of calculating the percentage ownership of any other person. The amounts and percentages are based on 789,989,218 shares of common stock outstanding as of March 26, 2008.

(2)	Represents shares underlying stock options which are currently exercisable.

(3)	Includes (i) 36,000,000 shares underlying stock options which are currently exercisable subject to the satisfaction of certain conditions precedent in that certain Lockup Agreement dated January 1, 2007 between YA Global Investments, L.P. and Mr. Wilner; (ii) 362,500 shares beneficially owned by his wife Barbara Ann Brennan; and (iii) 50,000 shares beneficially owned by his step-daughter Celia Conaway.

(4)	Represents shares underlying stock options which are currently exercisable subject to the satisfaction of certain conditions precedent in that certain Lockup Agreement dated January 1, 2007 between YA Global Investments, L.P. and Mr. Walzer.

(5)	Includes 625,000 shares underlying stock options which are currently exercisable.

(6)	Based on Schedule 13G filed with the SEC on February 13, 2008. Includes 1,875,000 shares issuable pursuant to currently exercisable outstanding warrants. James F. Dicke II disclaims beneficial ownership of stock owned by his son, James F. Dicke III.

(7)	Based on Schedule 13G filed with the SEC on February 13, 2008. James F. Dicke III disclaims beneficial ownership of securities owned by his father, James F. Dicke II.

ITEM 13.	TRANSACTIONS WITH RELATED PERSONS, PROMOTORS AND CERTAIN CONTROL PERSONS
     In June 2006, we entered into a consulting agreement with a member of our board of directors, Angelo Botter, pursuant to which Mr. Botter provides consulting services upon our request for a flat fee of $1,000 per day. The term of the consulting agreement is automatically extended by successive thirty (30) day periods unless either party notifies the other in writing of its intent not to extend the term within five days of the end of the then existing term. To date we have paid Mr. Botter approximately $19,700 under the terms of this agreement.
     Other than as set forth above, we are not aware of any related party transactions that have occurred or are occurring at this time. Our Directors and Officers Questionnaire is the primary vehicle used for determining whether or not related party transactions have occurred. A Directors and Officers Questionnaire is completed annually by each director and each Named Executive. The Questionnaire includes a variety of questions which specifically address related party transactions.
     As discussed above under “Executive Compensation — Limitation of Liability and Indemnification of Officers and Directors”, our certificate of incorporation and bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by Delaware law.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit and Non-Audit Fees
     Rachlin LLP is our independent registered public accounting firm. The following table sets forth fees paid to Rachlin LLP for services provided during the years ended December 31, 2007 and 2006:

Fee Category	2007	2006
Audit (1)	$80,000	$74,000
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$6,000	$6,000
All Other Fees	$0	$0
Total	$86,000	$80,000

(1)	Audit fees consist of fees for professional services rendered for the audit of our consolidated financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” This includes: employee benefit and compensation plan audits; due diligence related to mergers and acquisitions; auditor attestations that are not required by statute or regulation; and professional services related to the application of financial accounting / reporting standards.

(3)	Tax Fees are fees for professional services performed with respect to tax compliance, tax advice and tax planning.
Audit Committee Pre-Approval Policies and Procedures
     The Audit Committee’s policy is to pre-approve all audit, audit-related and permissible non-audit services provided by the independent registered public firm in order to assure that the provision of such services does not impair the auditor’s independence. These services may include audit services, audit-related services and other services. Pre-approval is generally provided for up to one year and any pre- approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Management is required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. During the fiscal years 2007 and 2006, all services were pre-approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements. The following financial statements of Advanced Viral Research Corp. and Report of Rachlin LLP, independent registered public accounting firm, are included in this report:
(2)	Financial Statements Schedules. Schedules not filed herewith are either not applicable, the required information is not material, or the required information is set forth in the consolidated financial statements or footnotes thereto.

(3)	Exhibits. List of exhibits required by Item 601 of Regulation S-K. See part (b) below.
(b)	Exhibits. The following exhibits are filed as a part of this Report:

Exhibit	Description
2.1	Asset Purchase Agreement dated December 3, 2007 among Advanced Viral Research Corp., Triad Biotherapeutics, Inc., Vincent Gullo and Dallas Hughes. (11w)

3.1	Certificate of Incorporation of the Registrant. (2)

3.2	Bylaws of the Registrant, as amended. (1)

3.3	Amendment to Certificate of Incorporation of the Registrant. (2)

4.1	Specimen Certificate of Common Stock. (1)

4.2	Specimen Warrant Certificate. (1)

4.3	Warrant Agreement between the Registrant and American Stock Transfer and Trust Company. (1)

4.4	Forms of Common Stock Options and Agreements granted by the Registrant to TRM Management Corp. (5)

4.5	Form of Common Stock Option and Agreement granted by the Registrant to Plata Partners Limited Partnership. (12)

4.6	Consulting Agreement, dated September 11, 1992, and Form of Common Stock granted by the Registrant to Leonard Cohen. (6)

4.7	Addendum to Agreement granted by the Registrant to Shalom Z. Hirschman, MD dated March 24, 1996. (10)

4.8	Securities Purchase Agreement dated November 16, 1998 by and between the Registrant and RBB Bank AG. (11o)

4.9	7% Convertible Debenture dated November 16, 1998. (11o)

4.10	Warrant dated November 16, 1998 to purchase 375,000 shares of common stock at $0.20 per share. (11o)

4.11	Warrant dated November 16, 1998 to purchase 375,000 shares of common stock at $0.24 per share. (11o)

4.12	Securities Purchase Agreement dated December 22, 1998 by and between the Registrant and various purchasers. (15)

4.13	Form of Warrant dated December 22, 1998 to purchase shares of common stock of the Registrant at $0.2040 per share. (15)

4.14	Form of Warrant dated December 22, 1998 to purchase shares of common stock of the Registrant at $0.2448 per share. (15)

4.15	Securities Purchase Agreement dated June 23, 1999 by and between the Registrant and various purchasers. (15)

4.16	Form of Warrant dated June 23, 1999 to purchase shares of common stock of the Registrant at $0.324 per share. (15)

4.17	Form of Warrant dated June 23, 1999 to purchase shares of common stock of the Registrant at $0.378 per share. (15)

4.18	Securities Purchase Agreement dated August 3, 1999 by and between the Registrant and Focus Investors, LLC. (15)

4.19	Form of 7% Convertible Debenture dated August 3, 1999. (15)

4.20	Form of Warrant dated August 3, 1999 to purchase 50,000 shares of common stock at $0.2461 per share. (15)

Exhibit	Description

4.21	Securities Purchase Agreement dated December 28, 1999 between the Registrant and Endeavour Capital Fund S.A. (16)

4.22	Form of 7% Convertible Debenture dated December 28, 1999. (16)

4.23	Form of Warrant dated December 28, 1999 to purchase shares of common stock at $0.19916667 per share. (16)

4.24	Form of Warrant dated February 7, 2000 to purchase shares of common stock at $0.21 per share. (17)

4.25	Form of Warrant dated February 7, 2000 to purchase shares of common stock at $0.26 per share. (17)

4.26	Form of Warrant dated February 16, 2000 to purchase shares of common stock at $0.275 per share. (17)

4.27	Form of Warrant dated February 16, 2000 to purchase shares of common stock at $0.33 per share. (17)

4.28	Form of Class A Warrant dated September 18, 2000 to purchase 5 million shares of common stock. (19)

4.29	Form of Class B Warrant dated September 18, 2000 to purchase 5 million shares of common stock. (19)

4.30	Form of Class A Warrant dated February 9, 2001 to purchase 5 million shares of common stock. (21)

4.31	Form of Class B Warrant dated February 9, 2001 to purchase 5 million shares of common stock. (21)

4.32	Promissory Note and Guaranty in favor of Alan V. Gallantar dated November 29, 2001 by the Registrant. (11p)

4.33	Form of Warrant dated September 9, 2002 between the Registrant and various investors. 11(q)

4.34	5% Convertible Debenture dated April 28, 2003. (27)

4.35	Warrant dated April 28, 2003 to purchase 15 million shares of common stock at an exercise price of $0.091 per share. (27)

4.36	5% Convertible Debenture dated July 18, 2003. (28)

4.37	Warrant dated February 3, 2004 to purchase 7,500,000 shares of common stock at an exercise price of $0.20 per share granted to James F. Dicke II. (11s)

4.38	Warrant dated February 3, 2004 to purchase 7,500,000 shares of common stock at an exercise price of $0.20 per share granted to James F. Dicke III. (11s)

4.39	Form of Warrant dated February 9, 2004 to purchase shares of common stock at an exercise price of $0.16 per share granted to certain affiliates of DCT. (29)

4.40	Stock Option Agreement dated February 10, 2004 to purchase 40 million shares of common stock granted to Elma S. Hawkins. (29)

10.1	Declaration of Trust by Bernard Friedland and William Bregman in favor of the Registrant dated November 16, 1987. (12)

10.2	Clinical Trials Agreement, dated September 19, 1990, between Clinique Medical Actuel and the Registrant. (3)

10.3	Letter, dated March 15, 1991 to the Registrant from Health Protection Branch. (3)

10.4	Agreement dated August 20, 1991 between TRM Management Corp. and the Registrant. (11a)

10.5	Lease dated December 18, 1991 between Bayview Associates, Inc. and the Registrant. (4)

10.6	Lease Agreement, dated February 16, 1993 between Stortford Brickell Inc. and the Registrant. (7)

10.7	Consulting Agreement dated February 28, 1993 between Leonard Cohen and the Registrant. (8)

10.8	Medical Advisor Agreement, dated as of September 14, 1993, between Lionel Resnick, MD and the Registrant. (11b)

10.9	Agreement, dated November 9, 1993, between Dormer Laboratories Inc. and the Registrant. (12)

10.10	Exclusive Distribution Agreement, dated April 25, 1994, between C.U.R.E. Pharmaceutical Corp. and the Registrant. (11c)

10.11	Exclusive Distribution Agreement, dated as of June 1, 1994, between C.U.R.E. Pharmaceutica Central Americas Ltd. and the Registrant. (11d)

10.12	Exclusive Distribution Agreement dated as of June 17, 1994 between DCT S.R.L. and the Registrant, as amended. (11e)

10.13	Contract, dated as of October 25, 1994 between Commonwealth Pharmaceuticals of the Channel Islands and the Registrant. (11f)

Exhibit	Description

10.14	Agreement dated May 24, 1995 between the Registrant and Deborah Silver. (9)

10.15	Agreement dated May 29, 1995 between the Registrant and Shalom Z. Hirschman, MD. (9)

10.16	Exclusive Distribution Agreement, dated as of June 2, 1995, between AVIX International Pharmaceutical Corp. and the Registrant. (12)

10.17	Supplement to Exclusive Distribution Agreement, dated November 2, 1995 with Commonwealth Pharmaceuticals. (12)

10.18	Exclusive Distributorship & Limited License Agreement, dated December 28, 1995, between AVIX International Pharmaceutical Corp., Beijing Unistone Pharmaceutical Co., Ltd. and the Registrant. (11g)

10.19	Modification Agreement, dated December 28, 1995, between AVIX International Pharmaceutical Corp. and the Registrant. (11g)

10.20	Agreement dated April 1, 1996, between DCT S.R.L. and the Registrant. (11h)

10.21	Addendum, dated as of March 24, 1996, to Consulting Agreement between the Registrant and Shalom Z. Hirschman, MD. (10)

10.22	Addendum to Agreement, dated July 11, 1996, between AVIX International Pharmaceutical Corp. and the Registrant. (11i)

10.23	Employment Agreement, dated October 17, 1996, between the Registrant and Shalom Z. Hirschman, MD. (11j)

10.24	Lease, dated February 7, 1997 between Robert Martin Company, LLC and the Registrant. (12)

10.25	Copy of Purchase and Sale Agreement, dated February 21, 1997 between the Registrant and Interfi Capital Group. (11k)

10.26	Material Transfer Agreement-Cooperative Research And Development Agreement, dated March 13, 1997, between National Institute of Health, Food and Drug Administration and the Centers for Disease Control and Prevention. (11l)

10.27	Copy of Purchase and Sale Agreement, dated September 26, 1997 between the Registrant and RBB Bank AG. (11m)

10.28	Copy of Extension to Materials Transfer Agreement-Cooperative Research and Development Agreement, dated March 4, 1998, between National Institute of Health, Food and Drug Administration and the Centers for Disease Control and Prevention. (13)

10.29	Amended and Restated Employment Agreement dated July 8, 1998 between the Registrant and Shalom Z. Hirschman, MD. (11n)

10.30	Agreement between the Registrant and Angelo Chinnici, MD dated July 1, 1999. (14)

10.31	Consulting Agreement between the Registrant and GloboMax LLC dated January 18, 1999. (15)

10.32	Registration Rights Agreement dated August 3, 1999 between the Registrant Research and Focus Investors LLC. (15)

10.33	Employment Agreement dated October 1, 1999 between the Registrant and Alan V. Gallantar. (15)

10.34	Registration Rights Agreement dated December 28, 1999 between the Registrant and Endeavour Capital Fund, S.A. (16)

10.35	Consulting Agreement dated February 7, 2000 between the Registrant and Harbor View Group, Inc. (17)

10.36	Securities Purchase Agreement dated February 16, 2000 between the Registrant and Harbor View Group, Inc. (17)

10.37	Letter Agreement dated November 16, 1999 between the Registrant and Bratskeir & Company. (18)

10.38	Amended and Restated Employment Agreement dated May 12, 2000 between the Registrant and Shalom Z. Hirschman, MD. (18)

10.39	Equity Line of Credit Agreement dated as of September 18, 2000 between the Registrant and Spinneret Financial Systems, Inc. (19)

10.40	Registration Rights Agreement dated as of September 18, 2000 between the Registrant and Spinneret Financial Systems, Inc. (19)

10.41	Registration Rights Agreement dated as of September 18, 2000 between the Registrant and May Davis Group, Inc. (19)

10.42	Placement Agent Agreement dated September 18, 2000 between the Registrant and May Davis Group, Inc. (19)

10.43	Assignment and Assumption Agreement dated December 12, 2000 between Spinneret Financial Systems, Inc. and GMF Holdings Inc. (20)

Exhibit	Description

10.44	Agreement to Waive Assignment Rights dated December 12, 2000 by GMF Holdings Inc. (20)

10.45	Termination Agreement dated January 22, 2001 between GMF Holdings, Inc., May Davis Group, Inc. and the Registrant. (21)

10.46	Equity Line of Credit Agreement dated as of February 9, 2001 between the Registrant and Cornell Capital Partners, LP. (21)

10.47	Registration Rights Agreement dated as of February 9, 2001 between the Registrant and Cornell Capital Partners, LP. (21)

10.48	Registration Rights Agreement dated as of February 9, 2001 between the Registrant and May Davis Group, Inc. (21)

10.49	Placement Agent Agreement dated February 9, 2001 between the Registrant and May Davis Group, Inc. (21)

10.50	Agreement dated as of April 2, 2001 between the Registrant and Selikoff Center of Ra’Anana, Israel. (22)

10.51	Agreement dated as of January 29, 2001 between the Registrant and The Weizmann Institute of Science and Yeda. (22)

10.52	Securities Purchase Agreement dated November 8, 2000 by and between the Registrant and various investors. (23)

10.53	Securities Purchase Agreement dated July 27, 2001 by and between the Registrant and various investors. (23)

10.54	Severance Agreement dated November 29, 2001 by and between the Registrant and William Bregman. (11p)

10.55	Severance Agreement dated November 29, 2001 by and between the Registrant and Bernard Friedland. (11p)

10.56	Severance Agreement dated November 29, 2001 by and between the Registrant and Louis Silver. (11p)

10.57	Settlement Agreement dated March 20, 2002 by and among the Registrant, Immune Modulation Maximum Corporation, Commonwealth Pharmaceuticals, Ltd, and Charles E. Miller. (24)

10.58	Termination Agreement dated May 30, 2002 between the Registrant and Harbor View Group, Inc. (25)

10.59	Securities Purchase Agreement dated May 30, 2002 between the Registrant and O. Frank Rushing and Justine Simoni, as joint tenants. (25)

10.60	Securities Purchase Agreement dated July 3, 2002 between the Registrant and James F. Dicke III. (25)

10.61	Securities Purchase Agreement dated July 15, 2002 between the Registrant and Peter Lunder. (25)

10.62	Securities Purchase Agreement dated September 9, 2002 between the Registrant and various investors. 11(q)

10.63	Registration Rights Agreement dated September 9, 2002 between the Registrant and various investors. 11(q)

10.66	Agreement dated May 1, 2002 (effective September 2002) between Advanced Viral Research Corp. and EnviroGene LLC. (26)

10.64	Agreement dated October 8, 2002 between Advanced Viral Research Corp. and Quintiles Israel Ltd. (26)

10.65	Securities Purchase Agreement dated as of April 28, 2003 between the Registrant and Cornell Capital Partners, LP. (27)

10.66	Registration Rights Agreement dated as of April 28, 2003 between the Registrant and Cornell Capital Partners, LP. (27)

10.67	Equity Line of Credit Agreement dated as of April 28, 2003 between the Registrant and Cornell Capital Partners, LP. (27)

10.68	Registration Rights Agreement dated as of April 28, 2003 between the Registrant and Cornell Capital Partners, LP. (27)

10.69	Consulting Agreement dated April 22, 2003 between Registrant and Robert Nowinski, Ph.D. (28)

10.70	Securities Purchase Agreement dated as of July 18, 2003 between the Registrant and Cornell Capital Partners, LP. (28)

10.71	Investor Registration Rights Agreement dated as of July 18, 2003 between the Registrant and Cornell Capital Partners, LP. (28)

10.72	Escrow Agreement dated July 18, 2003, between Registrant and Butler Gonzalez, LLP. (28)

10.73	Security agreement dated July 18, 2003 between Registrant and Cornell Capital Partners, L.P. (28)

10.74	Placement Agent Agreement dated April 28, 2003, between Registrant and Katalyst Securities LLC. (28)

10.75	Third Amended and Restated Employment Agreement dated August 27, 2003 between Registrant And Shalom Z. Hirschman, M.D. (11r)

Exhibit	Description

10.76	First Supplementary Agreement dated July 8, 2002 by and between Registrant and Yeda Research And Development Company Limited. (28)

10.77	Agreement dated November 19, 2002 by and between Registrant and Kaplan Medical Center. (28)

10.78	Securities Purchase Agreement dated as of February 3, 2003 between the Registrant, James F. Dicke II and James F. Dicke III. (11s)

10.79	Registration Rights Agreement dated as of February 3, 2003 between the Registrant, James F. Dicke II and James F. Dicke III. (11s)

10.80	Termination and Release Agreement dated as of February 9, 2004 between the Registrant, DCT and certain affiliates of DCT. (29)

10.81	Employment Agreement dated as of February 10, 2004 between the Registrant and Dr. Elma Hawkins. (29)

10.82	Consulting Agreement dated as of February 14, 2006 between the Registrant and Dr. Elma Hawkins. (11t)

10.83	Employment Agreement dated May 15, 2006 between the Registrant and Stephen M. Elliston. (30)

10.84	Securities Purchase Agreement dated January 1, 2007 between the Registrant and Cornell Capital Partners, L.P. (11u)

10.85	Convertible Debenture dated January 1, 2007 issued by the Registrant to Cornell Capital Partners, L.P. (11u)

10.86	Warrant dated January 1, 2007 issued by the Registrant to Cornell Capital Partners, L.P. (11u)

10.87	Registration Rights Agreement dated January 1, 2007 between the Registrant and Cornell Capital Partners, L.P. (11u)

10.88	Security Agreement dated January 1, 2007 between the Registrant and Cornell Capital Partners, L.P. (11u)

10.89	Securities Purchase Agreement dated July 24, 2007 by and between Advanced Viral Research Corp. and Cornell Capital Partners, L.P. (11v)

10.90	Series A Convertible Debenture dated July 24, 2007 issued by Advanced Viral Research Corp. to Cornell Capital Partners, L.P. (11v)

10.91	Series B Convertible Debenture dated July 24, 2007 issued by Advanced Viral Research Corp. to Cornell Capital Partners, L.P. (11v)

10.92	Series A Warrant dated July 24, 2007 issued by Advanced Viral Research Corp. to Cornell Capital Partners, L.P. (11v)

10.93	Series B Warrant dated July 24, 2007 issued by Advanced Viral Research Corp. to Cornell Capital Partners, L.P. (11v)

10.94	Registration Rights Agreement dated July 24, 2007 by and between Advanced Viral Research Corp. and Cornell Capital Partners, L.P. (11v)

10.95	Employment Agreement dated December 3, 2007 between Advanced Viral Research Corp. and Vincent Gullo. (11w)

10.96	Employment Agreement dated December 3, 2007 between Advanced Viral Research Corp. and Dallas Hughes. (11w)

10.97	Patent Security Agreement dated as of December 3, 2007 among Advanced Viral Research Corp., Triad Biotherapeutics, Inc., Advance Viral Research, Ltd. and YA Global Investments, L.P. (11w)

10.98	Amended and Restated Security Agreement dated as of December 3, 2007 among Advanced Viral Research Corp., Triad Biotherapeutics, Inc., Advance Viral Research, Ltd. and YA Global Investments, L.P. (11w)

14.1	Code of Business Conduct and Ethics of the Registrant. (30)

21.1	Subsidiaries of Registrant.*

31.1	Section 302 Certification of the Chief Executive Officer.*

31.2	Section 302 Certification of the Chief Financial Officer.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

FOOTNOTES

*	Filed herewith.

**	Furnished herewith.

(1)	Documents incorporated by reference herein to certain exhibits our registration statement on Form S-1, as amended, File No. 33-33895, filed with the Securities and Exchange Commission on March 19, 1990.

(2)	Documents incorporated by reference herein to certain exhibits to our registration statement on Form S-18, File No. 33-2262-A, filed with the Securities and Exchange Commission on February 12, 1989.

(3)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

(4)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for period ended March 31, 1991.

(5)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(6)	Documents incorporated by reference herein to certain exhibits to our Quarterly Report on Form 10-Q for the period ended September 30, 1992.

(7)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992.

(8)	Documents incorporated by reference herein to certain exhibits to our Quarterly Report on Form 10-QSB for the period ended March 31, 1993.

(9)	Documents incorporated by reference herein to certain exhibits to our Quarterly Report on Form 10-QSB for the period ended June 30, 1995.

(10)	Documents incorporated by reference herein to certain exhibits to our Quarterly Report on Form 10-QSB for the period ended March 31, 1996.

(11)	Incorporated by reference herein to our Current Reports on Form 8-K and exhibits thereto as follows:
(a)	A report on Form 8-K dated January 3, 1992.

(b)	A report on Form 8-K dated September 14, 1993.

(c)	A report on Form 8-K dated April 25, 1994.

(d)	A report on Form 8-K dated June 3, 1994.

(e)	A report on Form 8-K dated June 17, 1994.

(f)	A report on Form 8-K dated October 25, 1994.

(g)	A report on Form 8-K dated December 28, 1995.

(h)	A report on Form 8-K dated April 22, 1996.

(i)	A report on Form 8-K dated July 12, 1996.

(j)	A report on Form 8-K dated October 17, 1996.

(k)	A report on Form 8-K dated February 21, 1997.

(l)	A report on Form 8-K dated March 25, 1997.

(m)	A report on Form 8-K dated September 26, 1997.

(n)	A report on Form 8-K dated July 21, 1998.

(o)	A report on Form 8-K dated November 24, 1998.

(p)	A report on Form 8-K dated December 3, 2001.

(q)	A report on Form 8-K dated September 10, 2002.

(r)	A report on Form 8-K dated August 27, 2003.

(s)	A report on Form 8-K dated February 4, 2004.

(t)	A report on Form 8-K dated February 20, 2006.

(u)	A report on Form 8-K dated January 5, 2007.

(v)	A report on Form 8-K dated July 24, 2007.

(w)	A report on Form 8-K dated December 3, 2007.

(12)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

(13)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

(14)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(15)	Documents incorporated by reference herein to certain exhibits to our registration statement on Form S-1, as amended, File No. 33-70523, filed with the Securities and Exchange Commission on January 13, 1999, and Amendment No. 5 thereto, declared effective on December 15, 1999.

(16)	Documents incorporated by reference herein to certain exhibits to our registration statement on Form S-1, as amended, File No. 333-94529, filed with the Securities and Exchange Commission on January 12, 2000.

(17)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(18)	Documents incorporated by reference herein to certain exhibits to our registration statement on Form S-1, as amended, File No. 333-37974, filed with the Securities and Exchange Commission on June 6, 2000.

(19)	Documents incorporated by reference herein to certain exhibits to Post-effective Amendment No. 1 to our Registration Statement on Form S-1, as amended, File No. 333-70523, filed with the Securities and Exchange Commission on September 25, 2000.

(20)	Documents incorporated by reference herein to certain exhibits to our Registration Statement on Form S-1, File No. 333-49038, filed with the Securities and Exchange Commission on October 31, 2000 and amended pursuant to Amendment No. 1 to Form S-1 filed with the Commission on December 15, 2000.

(21)	Documents incorporated by reference herein to certain exhibits to our Registration Statement on Form S-1, File No. 333-55430, filed with the Securities and Exchange Commission on February 12, 2001 and amended pursuant to Amendment No. 1 to Form S-1 filed with the Commission on February 13, 2000.

(22)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(23)	Documents incorporated by reference herein to certain exhibits to our Registration Statement on Form S-1, File No. 333-62788, filed with the Securities and Exchange Commission on June 13, 2001 and amended pursuant to Amendment No. 1 to Form S-1 filed with the Commission on August 23, 2001.

(24)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(25)	Documents incorporated by reference herein to certain exhibits to our Quarterly Report on Form 10-Q for the period ended June 30, 2002.

(26)	Documents incorporated by reference herein to certain exhibits to our Quarterly Report on Form 10-Q for the period ended September 30, 2002.

(27)	Document incorporated by reference herein to certain exhibits to our quarterly report for the period ended March 31, 2003.

(28)	Documents incorporated by reference herein to certain exhibits to our Registration Statement on Form S-1, File No. 333-107178, filed with the Securities and Exchange Commission on July 18, 2003 and amended pursuant to Amendment No. 1 to Form S-1 filed with the Commission on September 19, 2003, Amendment No. 2 to Form S-1 filed with the Commission on November 18, 2003, Amendment No. 3 to Form S-1 filed with the Commission on December 19, 2003 and declared effective by the Commission on December 23, 2003.

(29)	Documents incorporated by reference herein to certain exhibits to our Registration Statement on Form S-1, File No. 333-112296, filed with the Securities and Exchange Commission on January 29, 2004, as amended pursuant to Amendment No. 1 to Form S-1 filed with the Commission on February 12, 2004, and declared effective by the Commission on February 17, 2004.

(30)	Documents incorporated by reference herein to certain exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(c)	Financial Statements Schedules Required by Regulation S-X. Schedules not filed herewith are either not applicable, the required information is not material, or the required information is set forth in the consolidated financial statements or footnotes thereto. No annual report or proxy material has been sent to security holders of Advanced Viral.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2008	ADVANCED VIRAL RESEARCH CORP. (Registrant)
	By:	/s/ Stephen Elliston
Stephen Elliston, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 27, 2008	By:	/s/ Eli Wilner
Eli Wilner, Chairman of the Board of Directors

March 27, 2008	By:	/s/ Martin Bookman
Martin Bookman, Principal Financial and Accounting Officer,
Secretary

March 27, 2008	By:	/s/ Roy Walzer
Roy Walzer, Director

March 27, 2008	By:	/s/ Angelo Botter
Angelo Botter, Director

EXHIBIT INDEX

Exhibit No.	Description
21.1	List of Subsidiaries of registrant.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulations S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Item 601(b)(31) of Regulations S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Advanced Viral Research Corp.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Directors
Advanced Viral Research Corp.
     (A Development Stage Company)
Yonkers, New York
We have audited the accompanying consolidated balance sheets of Advanced Viral Research Corp. (a development stage company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2007 and for the period from inception (February 20, 1984) to December 31, 2007. These consolidated financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Viral Research Corp. (A Development Stage Company) as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2007 and for the period from inception (February 20, 1984) to December 31, 2007 in conformity with U.S. generally accepted accounting principles.
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
RACHLIN LLP
Miami, Florida
March 27, 2008

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,450,967	$1,042,279
Prepaid insurance	48,361	52,023
Other current assets	27,501	7,981

Total current assets	1,526,829	1,102,283
Property and Equipment, Net	18,307	54,081
Assets Held for Sale	112,319	112,319
Intangible Assets	500,000	—
Other Assets	246,993	94,392

Total assets	$2,404,448	$1,363,075

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$83,483	$65,151
Accrued liabilities	140,127	103,984

Total current liabilities	223,610	169,135

Long Term Debt
Convertible Debentures — Net of discounts, including accrued interest of approximately $140,000	440,125	—

Commitments, Contingencies and Subsequent Events

Stockholders’ Equity:
Common Stock, $0.00001 par value:
2,000,000,000 shares as of December 31, 2007 and 1,000,000,000 shares as of December 31, 2006 authorized, 789,989,218 shares as of December 31, 2007 and 696,587,734 shares as of December 31, 2006 issued and outstanding	7,900	6,966

Undesignated preferred stock, $0.00001 par value:
50,000,000 shares authorized as of December 31, 2007, no shares authorized as of December 31, 2006, no shares issued and outstanding	—	—
Additional paid-in capital	78,723,827	73,362,626
Deficit accumulated during the development stage	(76,991,014)	(72,175,652)

Total stockholders’ equity	1,740,713	1,193,940

Total liabilities and stockholders’ equity	$2,404,448	$1,363,075

See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Inception
			(February 20,
			1984) to
	Year Ended December 31,		December 31,
	2007	2006	2007
Revenues	$—	$—	$231,892

Costs and Expenses:
Research and development	722,180	1,640,842	25,559,655
General and administrative	2,374,139	2,098,615	34,678,024
Cost in connection with settlement of distribution agreement	—	—	687,005
Depreciation and amortization	28,119	177,293	4,335,029
Impairment charge — patent cost	—	—	1,081,085

	3,124,438	3,916,750	66,340,798

Loss from Operations	(3,124,438)	(3,916,750)	(66,108,906)

Other Income (Expense):
Interest income	64,650	98,850	1,368,822
Gain on sale of assets	111,377		111,377
Other income	—	—	120,093
Interest expense	(1,860,418)	(5,891)	(10,621,932)
Severance expense — former directors	—	—	(302,500)

	(1,684,391)	92,959	(9,324,140)

Loss from Continuing Operations	(4,808,829)	(3,823,791)	(75,433,046)
(Loss) Income from Discontinued Operations	(6,533)	(23,384)	(1,557,968)

Net Loss	$(4,815,362)	$(3,847,175)	$(76,991,014)

Net Loss Per Common Share
Basic and Diluted:
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	(0.00)	(0.00)

Net loss	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding	724,798,947	696,587,734

See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2007

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
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2007

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
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2007

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
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2007

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
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2007

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
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2007

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
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2007

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
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2007

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
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2007

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

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Continued)
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2007

	Common Stock				Deficit
					Accumulated
	Amount			Additional	during the	Discount
	Per			Paid-In	Development	on
	Share	Shares	Amount	Capital	Stage	Warrants
Balance, December 31, 2000		380,214,618	$3,802	$36,349,629	$(28,690,599)	$(299)

Issuance of common stock, exercise of options	$0.2700	40,000	1	10,799	—	—
Issuance of common stock, exercise of options	0.3600	20,000	1	7,199	—	—
Issuance of common stock, cashless exercise of warrants	—	76,411	1	77,491	—	—
Issuance of common stock, for services rendered	0.3500	100,000	1	34,999	—	—
Sale of common stock, for cash	0.1500	6,666,667	66	999,933	—	—
Sale of common stock, for cash	0.3000	2,000,000	20	599,980	—	—
Sale of common stock, for cash	0.3200	3,125,000	31	999,969	—	—
Sale of common stock, for cash	0.4000	1,387,500	14	554,986	—	—
Sale of common stock, for cash	0.2700	9,666,667	96	2,609,904	—	—
Warrant costs, private equity line of credit	—	—	—	1,019,153		(1,019,043)
Amortization of warrant costs, equity line of credit	—	—	—	—	—	356,594
Cashless exercise of warrants	—	—	—	(77,491)	—	—
Credit arising from modification of option terms	—	—	—	691,404	—	—
Net loss, year ended December 31, 2001	—	—	—	—	(11,086,567)	—

Balance, December 31, 2001		403,296,863	$4,033	$43,877,955	$(39,777,166)	$(662,748)

See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Continued)
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2007

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

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Continued)
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2007

					Deficit
	Common Stock				Accumulated
	Amount			Additional	during the	Discount
	Per			Paid-In	Development	on
	Share	Shares	Amount	Capital	Stage	Warrants
Balance, December 31, 2002		455,523,990	$4,555	$51,141,177	$(49,098,231)	$(291,175)

Sale of common stock, for cash	$0.0500	21,620,000	216	1,080,784	—	—
Sale of common stock, for cash	0.0800	22,650,000	226	1,811,774	—	—
Issuance of common stock, conversion of debt	0.0424	14,150,943	142	599,858	—	—
Issuance of common stock, conversion of debt	0.0480	12,500,000	125	599,875	—	—
Issuance of common stock, conversion of debt	0.0640	9,375,000	94	599,906	—	—
Issuance of common stock, conversion of debt	0.1000	7,255,754	73	725,653	—	—
Issuance of common stock, conversion of debt	0.1442	745,643	7	107,499	—	—
Issuance of common stock, conversion of debt	0.1818	562,865	6	102,323	—	—
Issuance of common stock, for services rendered	0.0790	100,000	1	7,899	—	—
Issuance of common stock, for services rendered	0.0930	107,527	1	9,999	—	—
Warrant costs, issued with issue of convertible debenture	—	—	—	517,141	—	(517,141)
Expenses of stock issuance	—	—	—	(199,989)	—	36,386
Amortization of warrant costs, related to convertible debenture	—	—	—	—	—	517,141
Amortization of warrant costs, equity line of credit	—	—	—	—	—	254,789
Litigation settlement—cash	—	—	—	(1,050,647)	—	—
Options issued for services rendered	—	—	—	351,000	—	—
Beneficial conversion feature, April debenture	—	—	—	482,859	—	—
Beneficial conversion feature, July debenture	—	—	—	375,000	—	—
Net loss, year ended December 31, 2003	—	—	—	—	(7,816,811)	—

Balance, December 31, 2003		544,591,722	$5,446	$57,262,111	$(56,915,042)	$—

See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Continued)
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2007

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

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Continued)
INCEPTION (FEBRUARY 20, 1984) TO DECEMBER 31, 2007

					Deficit
	Common Stock				Accumulated
	Amount			Additional	during the
	Per			Paid-In	Development
	Share	Shares	Amount	Capital	Stage	Total
Balance, December 31, 2004		696,487,734	$6,965	$73,136,594	$(63,128,306)	$10,015,253

Exercise of stock option	$0.09000	100,000	1	8,999	—	9,000
Net loss, year ended December 31, 2005		—	—	—	(5,200,171)	(5,200,171)

Balance, December 31, 2005		696,587,734	6,966	73,145,593	(68,328,477)	4,824,082

Options and warrants in exchange for services		—	—	217,033	—	217,033
Net loss, year ended December 31, 2006		—	—	—	(3,847,175)	(3,847,175)

Balance, December 31, 2006		696,587,734	6,966	73,362,626	(72,175,652)	1,193,940

Options issued for services rendered				585,080	—	585,080
Issuance of common stock, conversion of debt	0.0126	23,809,524	238	299,762	—	300,000
Issuance of common stock, conversion of debt	0.0163	3,067,485	31	49,969	—	50,000
Issuance of common stock, conversion of debt	0.0187	10,695,187	107	199,893	—	200,000
Issuance of common stock, purchase of intellectual property	0.0197	12,711,864	127	249,873	—	250,000
Issuance of common stock, conversion of debt	0.0239	25,104,603	251	599,749	—	600,000
Issuance of common stock, conversion of debt	0.0312	8,012,821	80	249,920	—	250,000

Discounts on convertible debentures, January debenture	—	—	—	1,375,749	—	1,375,749
Discounts on convertible debentures, July debenture	—	—	—	1,439,306	—	1,439,306
Issuance of common stock, exercise of warrants	0.0312	10,000,000	100	311,900	—	312,000
Net loss, year ended December 31, 2007		—	—	—	(4,815,362)	(4,815,362)

Balance December 31, 2007		789,989,218	$7,900	$78,723,827	$(76,991,014)	$1,740,713

See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
			(February 20,
			1984) to
	Year Ended December 31,		December 31,
	2007	2006	2007
Cash Flows from Operating Activities:
Net loss	$(4,815,362)	$(3,847,175)	$(76,991,014)

Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Depreciation and amortization	28,119	177,293	4,945,806
Impairment charge — patent cost			1,081,085
Gain on sale of fixed assets	(111,377)		(111,377)
Interest accrued on convertible debentures	139,697		139,697
Cost in connection with settlement of distribution agreement	—	—	687,005
Amortization of debt issuance costs	201,021	—	1,504,545
Amortization of deferred interest costs on beneficial conversion feature of convertible debenture	780,141	—	6,203,720
Amortization of discount on warrants	735,341	—	2,416,874
Amortization of discount on warrants — consulting services	—	—	230,249
Amortization of deferred compensation cost	—	—	760,500
Issuance of common stock for debenture interest	—	—	237,486
Issuance of common stock for services	—	—	1,586,000
Compensation expense for options and warrants	585,080	217,033	4,678,493
Changes in operating assets and liabilities:
(Increase) decrease in other current assets	(15,858)	61,125	(95,624)
(Increase) decrease in other assets	(7,421)	(6,675)	(833,157)
Increase (decrease) in accounts payable and accrued liabilities	54,474	(156,260)	229,811

Total adjustments	2,389,217	292,516	23,661,113

Net cash and cash equivalents used by operating activities	(2,426,145)	(3,554,659)	(53,329,901)

Cash Flows from Investing Activities:
Purchase of investments	(250,000)	—	(6,542,979)
Proceeds from sale of fixed assets	124,929		124,929
Proceeds from sale of investments	—		6,292,979
Patent costs incurred	—		(1,239,119)
Acquisition of property and equipment	(5,896)	(18,643)	(4,410,066)

Net cash and cash equivalents used by investing activities	(130,967)	(18,643)	(5,774,256)

Cash Flows from Financing Activities:
Proceeds from exercise of warrants	312,000		312,000
Proceeds from issuance of convertible debt, net of costs	2,653,800	—	17,223,188
Proceeds from sale of securities, net of issuance costs	—	—	43,410,584
Proceeds from common stock subscribed but not issued	—	—	1,163,900
Proceeds from exercise of stock options			9,000
Payments under litigation settlement	—	—	(1,050,647)
Payments under capital lease	—	—	(420,581)
Payments on note payable	—	—	(111,320)
Recovery of subscription receivable written off	—	—	19,000

Net cash and cash equivalents provided by financing activities	2,965,800	—	60,555,124

Net Increase (Decrease) in Cash and Cash Equivalents	408,688	(3,573,302)	1,450,967

Cash and Cash Equivalents, Beginning	1,042,279	4,615,581	—

Cash and Cash Equivalents, Ending	$1,450,967	$1,042,279	$1,450,967

Supplemental Disclosure of Non-Cash Financing Activities:
Cash paid during the year for interest	$4,217	$5,891

See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Advanced Viral Research Corp. (the Company) was incorporated in Delaware on July 31, 1985. The Company was organized for the purpose of developing, manufacturing and marketing a pharmaceutical product initially named Reticulose. This drug was the forerunner of the Company’s current drug, “AVR118.” The success of the Company will be dependent upon obtaining certain regulatory approval for AVR118 and its other pharmaceutical products, to commence commercial operations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Triad Biotherapeutics, Inc., a Delaware corporation (“Triad”), and its 99.6% owned subsidiary, Advance Viral Research, Ltd. (“LTD”), a Bahamian Corporation. LTD is presented in the financial statements under “Discontinued Operations” (See Notes 6 and 14). All significant intercompany accounts have been eliminated.

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

Authorized Capital

In March 2007 the Company amended and restated its Certificate of Incorporation to (i) increase the number of authorized shares of common stock to 2 billion shares; (ii) authorize the issuance of up to 50 million shares of blank check preferred stock; and (iii) make certain conforming amendments to the headings, terminology and numbering of the provisions therein.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At various times during the year, the Company had cash balances in excess of federally insured limits. At December 31, 2007, the Company had bank deposits on hand of approximately $410,000 in excess of these limits. The Company maintains its cash, which consists primarily of demand deposits, with high quality financial institutions, which the Company believes limits this risk.

In addition, the Company maintains an investment account which is not insured by the FDIC. These funds, which were invested in money market funds at December 31, 2007, may be subject to insurance through the Securities Investor Protection Corp. (SIPC), subject to various limitations. At December 31, 2007, there was approximately $839,000 held in this account.

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

During the year ended December 31, 2007, the Company recorded stock-based compensation in the amount of $585,080, substantially all of which pertained to options granted to the Company’s officers and directors during 2004 and 2007. At December 31, 2007, there was approximately $1,081,000 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 4.50 years.

SFAS No. 123R also requires entities to report the excess tax benefits from the exercise of stock options as cash inflows from financing activities. This requirement did not have an effect upon the Company due to the substantial amount of net operating loss carryforwards the Company had at December 31, 2007.

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

Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during the year. The Company’s potentially issuable shares of common stock pursuant to outstanding stock options and warrants are excluded from the Company’s diluted computation, as their effect would be anti-dilutive. As of December 31, 2007, due to the fact that the exercise prices exceed the current market price of the Company’s common stock, no incremental shares would be considered in the calculation of the fully diluted earnings per share.

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

Recent Accounting Pronouncements

In December 2007 the FASB issued 141R, “Business Combinations” (“SFAS 141R”) which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair value as of the date. SFAS 141R requires, among other things, that in a business combination achieved in stages (sometimes referred to as a “step acquisition”), that the acquirer recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with this Statement).

SFAS 141R also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which in most types of business combinations will result in measuring goodwill as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect that the adoption of SFAS 141R will have a material impact on its financial statements.

In December 2007, the FASB issues SFAS 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”), This Statement changes the way the consolidated income statement is presented. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. Currently, net income attributable to the non-controlling interest generally is reported as an expense or other deduction in arriving at consolidated net income. It also is often presented in combination with other financial statement amounts. SFAS 160 results in more transparent reporting of the net income attributable to the non-controlling interest. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not believe SFAS 160 will have a material impact on its financial statements.

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We expect to adopt SFAS No. 159 on January 1, 2008 and have not yet determined the impact on the consolidated financial statements

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

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the statement of financial condition; and provides transition and interim-period guidance, among other provisions. The provisions of FIN 48 are effective as of the beginning of the Company’s first fiscal year that begins after December 15, 2006. This pronouncement, which the Company implemented in 2007, has not had a material impact on the Company’s consolidated financial position, results of operation or cash flows.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered accumulated net losses of $76,991,014 since inception and is dependent upon registration of AVR118, AVR123 and its other products for sale before it can begin commercial operations. Conducting the clinical trials of AVR118, AVR123 and its other products will require significant cash expenditures. AVR118, AVR123 and any of the Company’s other products may never be approved for commercial distribution by any country. Because the Company’s research and development expenses and clinical trial expenses will be charged against earnings for financial reporting purposes, the Company expects that losses from operations will continue to be incurred for the foreseeable future. The Company’s cash position is inadequate to pay all the costs associated with operations and the full range of testing and clinical trials required by the FDA. Unless and until AVR118 or the Company’s other products are approved for sale in the United States or another industrially developed country, the Company will be dependent upon the continued sale of its securities, debt or equity financing for funds to meet its cash requirements. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. No assurance can be given that the Company will be able to sustain its operations until FDA approval of its products for commercial sale is granted or that any approval will ever be granted. Management is currently (i) seeking equity and debt financing, and (ii) exploring the sale of certain assets.

In 2007, the Company has received net proceeds of $2,653,800 in connection with the sale to YA Global Investments, L.P. (formerly known as Cornell Capital Partners, L.P.) (“YA Global”) of an aggregate of $3,000,000 principal amount of its 9% convertible debentures. In connection with the issuance of the convertible debentures, we issued YA Global (i) warrants to purchase an aggregate of 48,076,923 shares of common stock through January 1, 2012 at an exercise price of $0.0312 per share, of which warrants to purchase 10,000,000 shares were exercised in May 2007; (ii) warrants to purchase an aggregate of 24,038,462 shares of common stock through July 24, 2012 at an exercise price equal to $0.0312 per share; and (iii) warrants to purchase 76,335,878 shares of common stock through July 24, 2012 at an exercise price of $0.0262 per share, all of which warrants were subsequently adjusted in accordance with certain anti-dilution provisions as a result of the December 2007 acquisition described in Note 3 below. See Note 7 for additional information about the Company’s sale of the convertible debentures and warrants. During 2006, the Company did not receive any proceeds from any debt or equity transactions.

It is possible that the results of clinical trials of AVR118, AVR123 or the Company’s other products will not prove that they are safe and effective. It is also possible that the FDA will not approve the sale of any of the Company’s products in the United States if the Company submits a New Drug Application, or NDA, for such product. It is not known at this time how later stage clinical trials will be conducted, if at all. Even if the data show that any of the Company’s products is safe and effective, obtaining approval of the NDA could take years and require financing of amounts not presently available to the Company.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 2.	GOING CONCERN (Continued)

The Company cannot provide assurances that it will acquire additional financial resources to complete all phases of the clinical trials of AVR118 and AVR123 or, if it acquires such resources, that it will do so on commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations. The failure to raise equity or debt financing will negatively impact the Company and its growth plans and its financial condition. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3.	ACQUISITION OF ASSETS

On December 3, 2007, the Company acquired certain assets from Vincent Gullo and Dallas Hughes through its wholly-owned subsidiary, Triad Biotherapeutics, Inc. (“Triad”), which assets included (i) two chemical compounds, CTK000147 and CTK000168 (now known as AVR147 (proteasome inhibitor) and AVR168 (Eg5 inhibitor), along with all derivatives and analogs thereof (collectively, the “Compounds”); (ii) a library of approximately 8,321 extracts; (iii) a library of microbial strains comprised of approximately 1,663 fungi and approximately 302 actinomycetes; (iv) affinity purification technology (“AFP Technology”); and (v) a U.S. patent for size-exclusion-based extraction of affinity ligands and active compounds from natural samples, as well as other intellectual property and contract rights related to the assets. The purchase price for the foregoing assets was $250,000 in cash and 12,711,864 shares of the Company’s common stock valued at $250,000. Additional consideration is payable to Messrs. Gullo and Hughes upon the satisfaction of certain conditions precedent, as follows:

•	$250,000 in cash and $250,000 in common stock upon the Company or any of its affiliates (i) confirming through in vivo studies in mice that either or both of the Compounds or any structural analog thereof is safe and effective; (ii) closing on a financing (or a series of financing over a three year period) generating at least $12 million of proceeds; and (iii) filing or causing to be filed a U.S. patent application on either of the Compounds or structural analog thereof.

•	$250,000 in cash upon the first IND pertaining to either AVR147, AVR168 or a structural analog thereof being approved or allowed by the FDA.

•	$500,000 in cash upon the first approval by the FDA for commercial sale of either AVR147, AVR168 or a structural analog thereof.

•	5% of the value of any cash, cash equivalents and securities received from third parties in consideration of the sale or license of any of the Compounds and structural analogs.

In addition, the Company entered into employment agreements with Messrs. Gullo and Hughes in connection with the transaction. See Note 10.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 3.	ACQUISITION OF ASSETS (Continued)

The assets purchased were recorded on the date of acquisition at fair value. The following is the allocation of the purchase price to the assets acquired:

Purchase Price:
Cash	$250,000
Equity interest	250,000

$500,000

Assets acquired:
Compounds	$250,000
Extracts	$75,000
Strains	$75,000
AFP Technology	$25,000
Patent and other intellectual property rights	$75,000

$500,000

NOTE 4.	PROPERTY AND EQUIPMENT

	Estimated Useful
	Lives (Years)	2007	2006
Land and improvements	15	$34,550	$34,550
Building and improvements	5-30	1,432,803	1,432,803
Machinery and equipment	5	3,243,034	3,447,310

		4,710,387	4,914,663

Less accumulated depreciation		4,580,405	4,748,907

		129,982	165,756

Less property and equipment included in assets held for sale, net (Note 4)		111,675	111,675

		$18,307	$54,081

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 5.	INTANGIBLE ASSETS

	Estimated	Gross
	Useful	Carrying	Accumulated
	Lives (Years)	Amount	Amortization	Net
Compounds	Indefinite	$250,000	n/a	$250,000
Extracts	Indefinite	$75,000	n/a	$75,000
Strains	Indefinite	$75,000	n/a	$75,000
AFP Technology	Indefinite	$25,000	n/a	$25,000
Patent and other intellectual property	13.67	$75,000	$0	$75,000

Total		$500,000		$500,000

The Company amortizes all of its intangibles except indefinite-lived intangibles, using the straight-line method. Amortization expense for 2007 was not material.

Intangible assets with indefinite lives are not amortized but are reviewed annually for impairment. The following table presents the Company’s estimate of amortization expense for the remaining useful lives of its intangible assets at December 31, 2007.

Year ending December 31,
2008	$5,488
2009	$5,488
2010	$5,488
2011	$5,488
2013	$5,488
thereafter	$47,560

$75,000

NOTE 6.	ASSETS HELD FOR SALE

During 2002, the Board of Directors approved a plan to sell Advance Viral Research, Ltd. (“LTD”), the Company’s Bahamian subsidiary. As required under SFAS 144, the net book values of the assets (LTD had no liabilities as of December 31, 2007) have been reflected on the balance sheet as held for sale and the operations have been included in discontinued operations for the years ended December 31, 2007 and 2006. The assets, which consist principally of a building, are not currently being depreciated. Management continues to evaluate offers and believes that the estimated selling price less estimated cost to sell exceeds the net book value of LTD and therefore no impairment loss has been charged to discontinued operations. The following table details the amounts reclassified to discontinued operations:

			Inception (February 20,
	Year Ended December 31,		1984) to December 31,
	2007	2006	2007
Revenues	$—	$—	$—

Costs and Expenses:
General and administrative	6,533	23,384	1,381,251
Depreciation	0	0	316,737
Other Income	0	0	(140,020)

Income (Loss) from Discontinued Operations	$(6,533)	$(23,384)	$(1,557,968)

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 7.	SECURITIES PURCHASE AGREEMENTS

Summary

The Company is in the development stage and, as a development stage company, has devoted significant time and resources to capital raising activities since its inception. Substantially all cash used by the Company thus far and continuing into the foreseeable future has been and is expected to be the result of the sale of its securities, debt or equity.

During 2006, the Company did not receive any proceeds from any debt or equity transactions. In 2007, the Company has received net proceeds of $2,653,800 in connection with the sale to YA Global Investments, L.P. (formerly known as Cornell Capital Partners, L.P.) (“YA Global”) of an aggregate of $3,000,000 principal amount of its 9% convertible debentures. In connection with the issuance of the convertible debentures, we issued YA Global (i) warrants to purchase an aggregate of 48,076,923 shares of common stock through January 1, 2012 at an exercise price of $0.0312 per share, of which warrants to purchase 10,000,000 shares were exercised in May 2007; (ii) warrants to purchase an aggregate of 24,038,462 shares of common stock through July 24, 2012 at an exercise price equal to $0.0312 per share; and (iii) warrants to purchase 76,335,878 shares of common stock through July 24, 2012 at an exercise price of $0.0262 per share, all of which warrants were subsequently adjusted in accordance with certain anti-dilution provisions as a result of the December 2007 acquisition described in Note 3.

Securities Purchase Agreements

On January 1, 2007, the Company entered into a securities purchase agreement with Cornell Capital Partners, L.P. (now known as YA Global Investments, L.P. “YA Global”), to sell $1,500,000 principal amount of 9% secured convertible debentures, due January 1, 2010, along with warrants to purchase an aggregate of 48,076,923 shares of its common stock, which are exercisable through January 1, 2012 at an exercise price equal to $0.0312 or as may be adjusted from time to time pursuant to the terms thereof. Pursuant to the agreement, Yorkville Advisors LLC, the general partner of YA Global, received cash compensation equal to 10% of the gross proceeds of the convertible debentures purchased by YA Global as well as a $20,000 structuring fee and a $10,000 due diligence fee.

YA Global acquired $1,000,000 of convertible debentures on January 5, 2007, and acquired an additional $500,000 of convertible debentures on February 16, 2007. In connection with the first closing, the Company received net proceeds of $875,000 on January 5, 2007. In connection with the second closing, the Company paid an additional $50,000 to Yorkville, and received net proceeds of $450,000 on February 16, 2007.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 7.	SECURITIES PURCHASE AGREEMENTS (Continued)

YA Global may convert the debentures plus accrued interest, (which may be paid at the Company’s option, subject to certain conditions regarding registration of the shares underlying the debenture, in cash or common stock), in shares of the Company’s common stock at a conversion price equal to the lesser of $0.0312 or 95% of the lowest volume weighted average price of the Company’s common stock during the thirty consecutive trading days immediately preceding the applicable conversion date. Subject to certain exceptions, at the Company’s option, the Company may redeem a portion or the entire outstanding debenture at a price equal to 115% of the amount redeemed plus accrued interest. The Company was obligated to file a registration statement registering the resale of all shares of common stock that may be issued to YA Global upon the conversion of the convertible debentures or exercise of the warrants. The registration statement was filed on February 12, 2007.

An allocation of the proceeds received from the issuance of the secured convertible debentures was made between the debt instrument and the warrant by determining the pro-rata share of the proceeds for each by comparing the fair value of each security issued to the total fair value. The fair value of the warrant ($644,605) was determined using the Black-Scholes model with the following assumptions: expected volatility of 87%, risk-free interest rate of 4.8% and an expected holding period of five years. The fair value of the secured convertible debentures was determined by measuring the fair value of the common shares on an “as-converted” basis. The amount allocated to the warrant was recorded as a discount on the debt issued and additional paid-in capital. The value of the beneficial conversion feature of the secured convertible debentures ($855,395) was calculated by comparing the fair value of the underlying common shares on the date of issuance based on the closing price of the Company’s common stock to the “effective” conversion price. The beneficial conversion feature was recorded as a discount on the debenture and will be amortized as additional interest expense over the life of the debenture.

Subject to the Company’s enrollment of the first patient in the Phase II study of AVR118 used as a topical and intralesional therapy on dermatologic conditions and the registration statement being declared effective by the SEC, YA Global has agreed to purchase up to an additional $750,000 of convertible debentures upon the execution of similar transaction documents on terms mutually agreed upon by the parties.

The Company’s obligations under the January 2007 YA Global agreement, the convertible debentures and the ancillary documents entered into in connection therewith are secured by a first priority security interest in all of the Company’s assets. This security interest expires upon the earlier to occur of (i) $500,000 or less principal amount of the convertible debentures remains outstanding; (ii) the Company receives $3,000,000 of capital, in any form other than through the issuance of free-trading shares of common stock, from sources other than YA Global, which is utilized to either repay the convertible debentures in full, or reduce the outstanding principal amount of the convertible debentures to $500,000; or (iii) the satisfaction of the Company’s obligations under the agreement, the convertible debentures and the ancillary documents entered into in connection therewith.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 7.	SECURITIES PURCHASE AGREEMENTS (Continued)

The registration rights agreement with YA Global requires the Company, subject to certain terms and conditions, to register the underlying shares of the Company’s common stock under the Securities Act. The registration rights granted are subject to customary exceptions and qualifications and compliance with certain registration procedures. The Company is required to pay to YA Global liquidated damages of 2% of the aggregate purchase price of the liquidated value of the convertible debentures for each 30-day period if, among other things, after the effective date of the registration, sales cannot be made pursuant to the registration statement (whether because of a failure to keep the registration statement effective, failure to disclose such information as is necessary for sales to be made pursuant to the registration statement, failure to register sufficient shares of common stock or otherwise). Such payments must be made within three business days of such failure and every 30-day period thereafter until such failure is cured. Any liquidated damages begin accruing on the date of any such failure.

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

During 2007 YA Global converted an aggregate of $1,400,000 of the January 2007 convertible debentures for a total of 70,689,620 shares of the Company’s common stock, at conversion prices ranging from $0.0126 to $.0312. In addition YA Global exercised 10,000,000 warrants at $0.0312 for $312,000 for 10,000,000 of the Company’s common stock. The remaining warrants to purchase 38,076,923 shares of common stock at $0.0312 per share were subsequently adjusted to 60,304,568 warrants exercisable at $0.0197 per share in accordance with the warrant anti-dilution provisions as a result of the December 2007 acquisition described in Note 3 above.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 7.	SECURITIES PURCHASE AGREEMENTS (Continued)

On July 24, 2007, the Company entered into a securities purchase agreement with YA Global to sell $2,750,000 principal amount of the Company’s 9% secured convertible debentures due July 24, 2010, consisting of: (i) $750,000 of the Company’s Series A secured convertible debentures (the “Series A Debentures”); and (ii) $2,000,000 of the Company’s Series B secured convertible debentures (the “Series B Debentures”). The Series A Debentures have a conversion price equal to the lesser of $0.0312 or 95% of the lowest volume weighted average price of the Company’s common stock during the thirty consecutive trading days immediately preceding the applicable conversion date, and the Series B Debentures have a conversion price equal to the lesser of $0.0262 or 95% of the lowest volume weighted average price of the Company’s common stock during the thirty consecutive trading days immediately preceding the applicable conversion date. In addition, pursuant to the agreement, the Company issued to YA Global (i) warrants to purchase an aggregate of 24,038,462 shares of the Company’s common stock at an exercise price equal to $0.0312 (the “A Warrants”); and (ii) warrants to purchase an aggregate of 76,335,878 shares of the Company’s common stock at an exercise price equal to $0.0262 (the “B Warrants”). The warrants are exercisable for five years from the date of issuance. As a result of the December 2007 acquisition described in Note 3 above, in accordance with the warrant anti-dilution provisions, the A Warrants were subsequently adjusted to 38,071,067 warrants exercisable at $0.0197 per share and the B Warrants were subsequently adjusted to 101,522,843 warrants exercisable at $0.0197 per share.

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

Pursuant to the agreement, Yorkville Advisors LLC, the general partner of YA Global, will receive cash compensation equal to 10% of the gross proceeds of the convertible debentures purchased by YA Global as well as a $15,000 structuring fee and a $5,000 due diligence fee.

Subject to certain exceptions, at the Company’s option, the Company may redeem a portion or all of the outstanding Convertible debentures at a price equal to 120% of the amount redeemed plus accrued interest. The Company is obligated to file a registration statement with the SEC registering the resale of all shares of common stock that may be issued to YA Global upon the conversion of the convertible debentures or exercise of the warrants.

YA Global acquired the Series A Debentures, $750,000 principal amount of the Series B Debentures, and all of the warrants at the first closing upon execution of the agreement on July 25, 2007, from which the Company received net proceeds of $1,330,000, in reliance upon an applicable exemption from registration under Section 4(2) of the Securities Act of 1933 in connection with a transaction that did not involve a public offering. YA Global is also obligated to acquire an additional $625,000 of the Series B Debentures on the date the registration statement is filed; and $625,000 of the Series B Debentures on the date the registration statement is declared effective by the SEC. There is no assurance that these additional debentures will be sold pursuant to these terms, if at all.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 7.	SECURITIES PURCHASE AGREEMENTS (Continued)

The registration rights agreement provides that the registration statement may be filed no earlier than the later of (i) November 29, 2007 or (ii) the date that is sixty (60) days from the date that YA Global has sold substantially all the shares registered for resale on the previous registration statement (file number 333-140634), or such earlier date that the Company may file the registration statement for the resale of shares underlying the convertible debentures and warrants in reliance on Rule 415 promulgated by the SEC pursuant to the Securities Act of 1933. The Company is required to pay to YA Global liquidated damages of 2% of the aggregate purchase price of the liquidated value of the convertible debentures for each 30-day period if any of the following events occurs and during the period such event is continuing: (i) the Company fails to file with the Securities and Exchange Commission the registration statement within the timeline set forth above; (ii) the registration statement is not declared effective by the Securities and Exchange Commission within 150 days of filing, or within five trading days following notification from the SEC that the registration will not be reviewed; or (iii) after the effective date of the registration, sales cannot be made pursuant to the registration statement (whether because of a failure to keep the registration statement effective, failure to disclose such information as is necessary for sales to be made pursuant to the registration statement, failure to register sufficient shares of common stock or otherwise). Such payments must be made within three business days of such failure and every 30-day period thereafter until such failure is cured, up to a maximum of 24% of the aggregate purchase price. Any liquidated damages begin accruing on the date of any such failure.

The Company’s obligations under the July 2007 agreement and the documents entered into in connection therewith are also secured by a first priority security interest in all of its assets pursuant to a security agreement entered in connection with the January 2007 private placement transaction with YA Global.

The following is a summary of the convertible debentures, net of discounts, including accrued interest.

	Debenture	Discounts	Debentures	Discounts
Date of Issuance	Issued	Recorded	Converted	Amortized	Interest	Total
January/February 2007	$1,500,000	$(1,375,748)	$(1,400,000)	$1,314,606	$80,519	$119,377
July 2007	1,500,000	(1,439,306)	—	200,878	59,178	320,750

Total	$3,000,000	$(2,815,054)	$(1,400,000)	$1,515,484	$139,697	$440,127

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

Summary of Warrant Activity

A summary of warrants issued and outstanding in connection with convertible debentures and equity transactions is presented below. Upon exercise, warrants are convertible into an equal number of the Company’s $0.00001 par value common stock. The warrants are exercisable immediately.

	Warrants	2007	Warrants	2006
	1/1/2007-	Weighted-Average	1/1/2006-	Weighted-Average
	12/31/2007	Exercise Price	12/31/2006	Exercise Price
Outstanding at beginning of year	68,041,501	.140	73,776,501	.202
Granted	209,898,478	.019	0	.0
Exercised	(10,000,000)	.0310	0	.0
Expired	(24,232,134)	.188	(5,735,000)	.938

Outstanding at end of year	243,707,808	.035	68,041,501	.140

Exercisable at year end	243,707,845	.035	68,041,501	.140

The following table summarizes information for warrants to purchase common stock outstanding at December 31, 2007:

	Warrants Outstanding and Exercisable
	Number	Weighted-Average
Range of	Outstanding	Remaining	Weighted-Average
Exercise Prices	at 12/31/07	in months	Exercise Price
$0.19 — $0.089	199,898,478	53	.0197
$0.09 — $0.11	28,188,200	8	.0952
$0.12 — $0.18	13,939,500	5	.1367
$0.19 — $0.27	1,681,667	8	.2034

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 8.	COMMITMENTS AND CONTINGENCIES — GENERAL

Potential Claim for Royalties

The Company may be subject to claims from certain third parties for royalties due on sale of AVR118. The Company has not as yet received any notice of claim from such parties.

Product Liability

The Company is unaware of any claims or threatened claims since Reticulose was initially marketed in the 1940’s; however, one study noted adverse reactions from highly concentrated doses in guinea pigs. In the future, the Company could be subjected to claims for adverse reactions resulting from the use of AVR118. In the event any claims for substantial amounts were successful, they could have a material adverse effect on the Company’s financial condition and on the marketability of AVR118. The Company maintains product liability insurance at an annual rate of $25,000. There can be no assurance that the Company will be able to continue to secure additional insurance in adequate amounts or at reasonable premiums if it determined to do so. Should the Company be unable to secure additional product liability insurance, the risk of loss to the Company in the event of claims would be greatly increased and could have a material adverse effect on the Company.

Lack of Patent Protection

During 2006 the Company reviewed its patent inventory and the cost to maintain them. The Company determined that certain patents and patent applications were not useful and has chosen to abandon them. The Company has determined that the cost to apply for and maintain patents in third world countries is not justified. The Company’s strategy is to concentrate its efforts in the United States, Europe, Japan, Canada, Australia and in some cases China which represents over 90% of the world’s pharmaceutical markets. Patent costs are expensed when incurred and therefore the cost of abandoned patents and patent applications has no effect on the financial statements. The Company presently holds 14 United States patents, and one patent each for Australia, Canada, China, Europe, Israel and Mexico. In addition, the Company has six patent applications pending with the U.S. Patent and Trademark Office and 28 foreign patent applications. The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing a similar product. There can be no assurance that such patents, if obtained, will be enforceable.

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

Conducting the clinical trials of AVR118, AVR123 and the Company’s other products will require significant cash expenditures. The Company’s products may never be approved for commercial distribution by any country. Because the Company’s research and development expenses and clinical trial expenses will be charged against earnings for financial reporting purposes, the Company expects that losses from operations will continue to be incurred for the foreseeable future.

The Company will not be able to sell AVR118, AVR123 or its other products in the United States unless it submits, and the FDA approves, a new drug application, or NDA for each such product. The Company must conduct clinical trials of each of its products in humans before it submits an NDA. The Company currently does not have sufficient funds to complete all phases of clinical trials of any of its products which are required to permit the commercial sale of such products. The Company is attempting to secure funds through the sale of its securities.

It is possible that the results of clinical trials of AVR118, AVR123 or the Company’s other products will not prove that they are safe and effective. It is also possible that the FDA will not approve the sale of any of its products in the United States if we submit an NDA for such product. It is not known at this time how later stage clinical trials will be conducted, if at all. Even if the data show that any of the Company’s products is safe and effective, obtaining approval of the NDA could take years and require financing of amounts not presently available to us.

Phase II Cancer Study

In June 2007, the Therapeutic Products Division of Health Canada approved the Company’s clinical trial application for the use of AVR118 in cancer patients, which approval permitted us to commence a clinical trial in patients with histologically confirmed malignancies who present with clinically demonstrable anorexia or anorexia-cachexia syndrome at Canadian centers which are recognized by the FDA as being fully compliant with U.S. clinical standards. In September 2007 the Company entered into an agreement with McGill University in Montreal, Quebec, Canada to conduct a Phase II open label study to examine the effect of a 4.0 ml subcutaneous dose of AVR118 on weight, appetite, performance status and other measures of quality of life in patients with recurrent advanced malignancies. Under the clinical trial, AVR118 will be administered daily for 28 days. Patients with favorable results may be eligible to continue for a longer period. Enrollment initially will include 14 patients. Pending review of preliminary data, there is a provision to increase enrollment to 30 patients.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 9.	COMMITMENTS AND CONTINGENCIES — FDA FILINGS AND STUDIES (Continued)

On October 3, 2007, the Company enrolled the first patient in the McGill University clinical study. To date, eight patients have enrolled in the study. Of the eight patients enrolled in the study, two have completed the course of treatment, one has withdrawn from the study, two are currently undergoing treatment and three have not yet begun treatment. Of the two patients who completed the course of treatment, one elected to continue treatment for a longer period. Recruitment of patients for the study is ongoing. The agreement with McGill provides that the Company will pay $5,000 CDN (approximately $5,100 USD) per patient enrolled in the study. Total costs incurred through December 31, 2007 relating to this study at McGill University were approximately $34,000.

Wound Healing and Phase II Dermatological Study

In April 2006, the Company commenced a study at the University of Miami to preliminarily test the efficacy of applying a topical version of AVR118 (AVR123), to wounds in pigs. A report received from the University of Miami in August 2006 analyzing the data from the three pig study indicated that the topical application of AVR123 accelerates the rate at which wounds heal. Although preliminary, the Company believed that further study was merited. Based on the results from the August 2006 report from the University of Miami, the Company filed an amendment with the FDA to the Company’s existing IND to expand the use of AVR123 to include a Phase II dermatological study involving topical therapy. The Company believes these applications could potentially be used to treat a wide variety of common dermatologic conditions, such as micro-dermabrasion.

In January 2007, the Company began the Phase II dermatological study using a topically applied spray of AVR123 as a wound healing agent. The Phase II dermatological study involves patients with common skin problems ranging from acne scars to surgical wounds, and will study how AVR123’s ability to promote tissue repair and regeneration can be put to use in the clinical setting, and analyze the efficacy of AVR123 as a topical therapy. The protocol for the dermatological study provides for 12-20 patients to be treated with AVR123. While there can be no assurances, preliminary findings from the study show that topical treatment with AVR123 appears to have clinical activity in reducing inflammation and redness associated with surgical incisions or dermatologic dermabrasion. The first cohort of patients examined underwent dermabrasion for the treatment of severe acne. Following the procedure, AVR123 was applied directly to one half of the inflamed facial tissue. The other half of the face remained untreated. A preliminary examination of five patients demonstrated visible improvement on the treated side of their face. The treated area showed less inflammation as well as a reduction in the redness and swelling of acne lesions. The second cohort of patients examined underwent plastic surgery that resulted in a minimum of two bilateral surgical incisions. AVR123 was applied topically to one wound and the second wound served as an untreated control. In early results from two patients, one patient demonstrated a decrease in inflammation on the treated side. While patient accrual is ongoing, no material progress has been made in the dermatological study since the second quarter of 2007 due to the illness and subsequent death of the principal investigator in August 2007. The Company is in discussions with a new principal investigator to continue the study. Total costs incurred through December 31, 2007 relating to this study were approximately $49,000.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 9.	COMMITMENTS AND CONTINGENCIES — FDA FILINGS AND STUDIES (Continued)

New Compounds

On December 3, 2007, the Company acquired certain assets from Vincent Gullo and Dallas Hughes through its wholly-owned subsidiary, Triad Biotherapeutics, Inc. (“Triad”), which assets included (i) two chemical compounds, CTK000147 and CTK000168 (now known as AVR147 (proteasome inhibitor) and AVR168 (Eg5 inhibitor), along with all derivatives and analogs thereof (collectively, the “Compounds”); (ii) a library of approximately 8,321 extracts; (iii) a library of microbial strains comprised of approximately 1,663 fungi and approximately 302 actinomycetes; (iv) affinity purification technology (“AFP Technology”); and (v) a U.S. patent for size-exclusion-based extraction of affinity ligands and active compounds from natural samples, as well as other intellectual property and contract rights related to the assets. The Company is currently undertaking limited pre-clinical development of these compounds.

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

In February 2006, the Company amended the protocol for the Phase I diabetes study to include an additional 12 patients at a dose of 1.0 ml of AVR118 given subcutaneously. The purpose of this study was to determine if a lower dose would produce a more pronounced effect on blood glucose levels. In May 2006, the Company completed enrollment of the first 30 patients on the 4.0 ml dosage portion of the study. In June 2006, the Company terminated further accrual of the patients on the 1.0 ml dosage after three patients had been accrued. Following an interim analysis of the 30 patients treated with the 4.0 ml dose as well as the additional three patients treated with the 1.0 ml dose, the Company concluded that: (i) AVR118 can be given safely to patients with Type 2 diabetes, and (ii) in contrast to previous reports, AVR118 had no apparent effects on blood glucose levels in patients receiving oral hypoglycemic therapies, and no demonstrable effect on blood chemistry, hematology, weight gain or lean body mass in Type 2 diabetes patients. The total cost incurred through December 31, 2007 relating to this Phase I study was approximately $500,000.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 10.	COMMITMENTS AND CONTINGENCIES — COMPENSATORY AWARDS

Elliston Employment Agreement

On May 14, 2007, the Company entered into a new employment agreement with Stephen M. Elliston commencing May 15, 2007. Under the terms of Mr. Elliston’s employment agreement, Mr. Elliston shall be President and Chief Executive Officer until May 14, 2009 unless it is terminated earlier as provided in the agreement. Under the agreement, Mr. Elliston receives a base salary of $350,000 per year, and is entitled, along with his dependents, to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other executives of the Company and their dependents. The agreement further provides that:
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

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 10.	COMMITMENTS AND CONTINGENCIES — COMPENSATORY AWARDS (Continued)

Gullo Employment Agreement

In connection with his appointment as Chief Scientific Officer, the Company entered into an Employment Agreement with Dr. Gullo on December 3, 2007. Under the agreement, Dr. Gullo became the Company’s Chief Scientific Officer on a full time basis commencing December 3, 2007 for a period of one year unless terminated earlier as provided in the agreement. Dr. Gullo receives a base salary of $220,000 per year. The agreement also entitles Dr. Gullo and his dependents to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other executives of the Company and their dependents. The agreement further provides that:
•	The Company shall pay the dues of such professional associations and societies of which Dr. Gullo is a member in furtherance of his duties.

•	The Company shall reimburse Dr. Gullo for reasonable expenses relating to travel, professional licenses, entertainment and similar items in accordance with the policies, practices and procedures of the Company.

•	Dr. Gullo will be entitled to three (3) weeks paid vacation annually or such other time as authorized by the Board of Directors during which time his compensation shall be paid in full. Vacation days unused in any calendar year may not be accumulated and carried forward and used in future years.

If the agreement is terminated by the Company for cause, or Dr. Gullo voluntarily resigns, becomes disabled or dies, then Dr. Gullo or his estate shall be entitled to his base salary earned through the date of termination, accrued vacation and all applicable reimbursements due. If the agreement is terminated not for cause or by Dr. Gullo for good reason, Dr. Gullo shall be entitled to his base salary earned through the date of termination, accrued vacation and all applicable reimbursements due, monthly severance payments equal to one-twelfth of the base salary as of the date of such termination or resignation through the scheduled expiration of the initial term; and waiver of the applicable premium otherwise payable for COBRA continuation coverage for Dr. Gullo (and his spouse and dependents, if covered) through the scheduled expiration of the initial term.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 10.	COMMITMENTS AND CONTINGENCIES — COMPENSATORY AWARDS (Continued)

Hughes Employment Agreement

In connection with his appointment as Vice President, Research, the Company entered into an Employment Agreement with Dr. Hughes on December 3, 2007. Under the agreement, Dr. Hughes became the Company’s Vice President, Research on a full time basis commencing December 3, 2007 for a period of one year unless terminated earlier as provided in the agreement. Dr. Hughes receives a base salary of $200,000 per year. The agreement also entitles Dr. Hughes and his dependents to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other executives of the Company and their dependents. The agreement further provides that:
•	The Company shall pay the dues of such professional associations and societies of which Dr. Hughes is a member in furtherance of his duties.

•	The Company shall reimburse Dr. Hughes for reasonable expenses relating to travel, professional licenses, entertainment and similar items in accordance with the policies, practices and procedures of the Company.

•	Dr. Hughes will be entitled to three (3) weeks paid vacation annually or such other time as authorized by the Board of Directors during which time his compensation shall be paid in full. Vacation days unused in any calendar year may not be accumulated and carried forward and used in future years.

If the agreement is terminated by the Company for cause, or Dr. Hughes voluntarily resigns, becomes disabled or dies, then Dr. Hughes or his estate shall be entitled to his base salary earned through the date of termination, accrued vacation and all applicable reimbursements due. If the agreement is terminated not for cause or by Dr. Hughes for good reason, Dr. Hughes shall be entitled to his base salary earned through the date of termination, accrued vacation and all applicable reimbursements due, monthly severance payments equal to one-twelfth of the base salary as of the date of such termination or resignation through the scheduled expiration of the initial term; and waiver of the applicable premium otherwise payable for COBRA continuation coverage for Dr. Hughes (and his spouse and dependents, if covered) through the scheduled expiration of the initial term.

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

Pursuant to the agreement, upon her termination in February 2006, Dr. Hawkins received her base salary earned through the date of termination, accrued vacation, and all applicable reimbursements due. In addition, all unvested options (24 million option shares) were cancelled, and all vested options (16.4 million option shares) became exercisable until May 18, 2006. These options expired, unexercised.

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

Botter Consulting Agreement

In June 2006, the Company entered into a consulting agreement with a member of the Board of Directors, Angelo Botter, pursuant to which he will provide consulting services to the Company as may, from time to time, be requested of him by the President or Board of Directors. Mr. Botter shall receive a consulting fee of $1,000 per day for his consulting services. The initial term of the consulting agreement was nine months, and was automatically extended by successive thirty (30) day periods unless either party notifies the other in writing of its intent not to extend the term within five days of the end of the then existing term. Since the inception of the agreement through December 31, 2007, the Company has paid approximately $19,700 under the terms of this agreement.

Pike Consulting Agreement

In June 2006, the Company entered into a consulting agreement with Izzy Pike, MD, Consulting, LLC, whose principal is Isadore Murray Pike, M.D., pursuant to which he will provide consulting services to the Company on such matters pertaining to the Company’s clinical programs and related matters as may, from time to time, be requested of him by the President or Board of Directors. Dr. Pike’s firm shall receive a consulting fee of $375 per hour for his consulting services. The initial term of the consulting agreement was nine months, and was automatically extended by successive thirty (30) day periods unless either party notifies the other in writing of its intent not to extend the term within five days of the end of the then existing term. Since the inception of the agreement through December 31, 2007, the Company has paid approximately $21,300 under the terms of this agreement.

KGA Consulting Agreement

In June 2006, the Company entered into a consulting agreement with Kensington Global Alliances LLC (“KGA”), whose principal is Dr. Pablo A. Scolnick, pursuant to which KGA will provide consulting services to the Company on such matters pertaining to business development as may, from time to time, be requested by the Chief Executive Officer of the Company. KGA shall receive a retainer of $5,000 per month for such consulting services. The agreement was terminated pursuant to its terms in January 2007. Since the inception of the agreement through December 31, 2007, the Company has paid approximately $35,300 under this agreement.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 11.	COMMITMENTS AND CONTINGENCIES — STOCK OPTIONS

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

In May 2007, the Company granted options to purchase an aggregate of 50,675,000 shares of the Company’s common stock to its President (See Note 10) and members of its Board of Directors. The 10,675,000 Board options are exercisable at $0.05 per share through May 15, 2017. The fair value of the options was estimated to be $336,329 ($0.0315 per option) based upon a financial analysis of the terms of the options using the Black-Scholes pricing model with the following assumptions: expected volatility of 94.7%; a risk-free interest rate of 4.71% and an expected holding period of ten years.

Mr. Elliston received an option to purchase 40,000,000 shares of the Company’s common stock. The option vests monthly in increments of 666,667 shares, and is exercisable at prices ranging from $0.05 to $0.08 per option share for a period of five years from the applicable vesting date. The fair value of the options was estimated to be $873,227 ($0.0315 per option) based upon a financial analysis of the terms of the options using the Black-Scholes pricing model with the following assumptions: expected volatility of 86.45%; a risk-free interest rate of 4.63% and an expected holding period of five years.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 11.	COMMITMENTS AND CONTINGENCIES — STOCK OPTIONS

Summary of Stock Options

A summary of the status of the Company’s fixed price stock options as of December 31, 2007 and 2006 and changes during the years ending on those dates is presented below:

		2007		2006
		Weighted-Avg		Weighted-Avg
	2007 Shares	Exercise Price	2006 Shares	Exercise Price
Outstanding at beginning of year	113,208,283	.1656	154,014,554	.1588
Granted	50,675,000	.0618	0
Exercised	0	0	0
Expired	(500,000)	(.10)	0
Forfeited	(150,000)	(.236)	(40,806,271)	(.1393)

Outstanding at end of year	163,233,283	.1336	113,208,283	.1656

Options exercisable at year end	120,512,450	.1569	108,900,950	.1675

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of	Number	Weighted-Average	Weighted-	Number	Weighted-
Exercise	Outstanding	Remaining	Average	Exercisable	Average
Prices	at 12/31/07	Contractual Life	Exercise Price	at 12/31/07	Exercise Price
$0.05 - $0.07	59,175,000	6.0 years	.0548	34,204,167	.0543
$0.08 - $0.12	33,471,603	4.8 years	.0846	16,971,603	.0909
$0.13 - $0.18	30,270,000	4.0 years	.1625	29,020,000	.1630
$0.19 - $0.27	35,627,880	.4 years	.2574	35,627,880	.2574
$0.28 - $0.36	4,688,800	.6 years	.3516	4,688,800	.3516

The Company recorded compensation expense of $585,000 in 2007 and $217,033 in 2006 in connection with all outstanding options that vested in that year.

At December 31, 2007, the weighted-average remaining contractual life of outstanding stock options and exercisable stock options was 4.1 and 2.1 years, respectively. The closing bid price of the Company’s shares of common stock on December 31, 2007 was $0.015. The stock options had no intrinsic value at December 31, 2007.

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

In June 2006, the Master Contract Services Agreement and associated project orders were amended to provide, among other things, that instead of a monthly retainer of $35,000, MediVector would provide consulting services at the Company’s request at the rate of $400 per hour through June 1, 2007. MediVector completed the outstanding project orders and delivered the required reports and documentation. The Company made final project payments in early October 2006, at which time the agreement and associated project orders were terminated. Since inception of the agreement through its termination, the Company incurred and paid approximately $1,783,000.

Leases

In December 2007, the Company entered into a lease for approximately 2,500 square feet of office space located at Six Executive Plaza, Suite 283, Yonkers, New York 10701 to house its executive offices. The Company’s annual rental obligation at this location is $59,000 and the lease expires in December 2009. The Company is subleasing 800 square feet of laboratory space for research and development purposes in North Brunswick, New Jersey on a month to month basis at the rate of $2,300 per month. The Company is also subleasing approximately 200 square feet of laboratory space for research and development purposes at Northeastern University on a month to month basis at the rate of $1,500 per month.

Total lease expense for the years ended December 31, 2007 and 2006 amounted to approximately $283,000 and $287,000 respectively. Future minimum lease commitments as of December 31, 2007 are as follows:

Year ending December 31:
2008	$59,000
2009	59,000

Total	$118,000

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 12.	COMMITMENTS AND CONTINGENCIES — AGREEMENTS (Continued)

401(k) Plan

The Company has a 401(k) plan that allows eligible employees to contribute up to 20% of their salary, subject to annual limits imposed by the Internal Revenue Service. The Company has no obligation to make matching contributions.

NOTE 13.	INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” SFAS No. 109 is an asset and liability approach for computing deferred income taxes.

As of December 31, 2007, the Company had net operating loss carryforwards for Federal income tax reporting purposes amounting to approximately $58,033,000 which expire in varying amounts to 2027.

The Company presently has temporary differences between financial reporting and income tax reporting relating to the amortization of warrant costs, compensation expense for the extension of options, and depreciation.

The components of the deferred tax asset as of December 31, 2007 and 2006 were as follows.

	2007	2006
Net deferred tax asset (liability):
Benefit of net operating loss carry forwards	$23,213,000	$22,177,000
Depreciation	390,000	397,000
Stock compensation expense	321,000	87,000
Beneficial conversion features	(213,000)	—
Other	6,000	3,000

Total	23,717,000	22,664,000
Less valuation allowance	(23,717,000)	(22,664,000)

Net deferred tax asset	$—	$—

As of December 31, 2007 and 2006, sufficient uncertainty exists regarding the realizability of these deferred tax assets and, accordingly, a 100% valuation allowance has been established regarding these deferred tax assets.

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