Form 10-Q
period 2008-03-31
ADVANCED VIRAL RESEARCH CORP
filed 2008-05-15
CIK 786623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 000-18293
ADVANCED VIRAL RESEARCH CORP.
(Exact name of registrant as specified in its charter)

Delaware	59-2646820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6 Executive Plaza, Ste 283, Yonkers, New York	10701
(Address of principal executive offices)	Zip Code
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
Indicate the number of shares of the registrant’s Common Stock outstanding as of the close of business on May 14, 2008: 846,227,669

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

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$698,943	$1,450,967
Prepaid insurance	48,649	48,361
Other current assets	35,498	27,501

Total current assets	783,090	1,526,829

Property and Equipment, Net	20,441	18,307
Assets Held for Sale	142,041	112,319
Intangible Assets	498,628	500,000
Other Assets	231,186	246,993

Total assets	$1,675,386	$2,404,448

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$99,059	$83,483
Accrued liabilities	141,194	140,127

Total current liabilities	240,253	223,610

Long Term Debt
Convertible Debenture — Net of discounts and including accrued interest	605,906	440,125

Commitments, Contingencies and Subsequent Events

Stockholders’ Equity:
Common stock, $0.00001 par value:
2,000,000,000 shares authorized, 789,989,218 shares issued and outstanding	7,900	7,900
Undesignated preferred stock, $0.00001 par value:
50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2007 and December 31, 2007	—	—
Additional paid-in capital	78,894,761	78,723,827
Deficit accumulated during the development stage	(78,073,434)	(76,991,014)

Total stockholders’ equity	829,227	1,740,713

Total liabilities and stockholders’ equity	$1,675,386	$2,404,448

See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Inception
			(February 20,
	Three Months Ended		1984) to
	March 31,		March 31,
	2008	2007	2008
Revenues	$—	$—	$231,892

Costs and Expenses:
Research and development	267,098	185,900	25,826,753
General and administrative	633,047	624,229	35,199,694
Cost in connection with settlement of distribution agreement	—	—	687,005
Depreciation and amortization	5,028	8,914	4,340,057
Impairment charge — patent cost	—	—	1,081,085

	905,173	819,043	67,134,594

Loss from Operations	(905,173)	(819,043)	(66,902,702)

Other Income (Expense):
Interest income	9,140	15,570	1,377,962
Other income	—	—	120,093
Interest expense	(181,943)	(153,847)	(10,803,875)
Severance expense — former directors	—	—	(302,500)

	(172,803)	(138,277)	(9,608,320)

Loss from Continuing Operations	(1,077,976)	(957,320)	(76,511,022)
(Loss) Income from Discontinued Operations	(4,444)	(3,486)	(1,562,412)

Net Loss	$(1,082,420)	$(960,806)	$(78,073,434)

Net Loss Per Common Share
Basic and Diluted:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)

Net loss	$(0.00)	$(0.00)

Weighted Average Number of
Common Shares Outstanding	789,989,218	696,587,734

See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Inception
			(February 20,
	Three Months Ended		1984) to
	March 31,		March 31,
	2008	2007	2008
Cash Flows from Operating Activities:
Net loss	$(1,082,420)	$(960,806)	$(78,073,434)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5,028	8,914	4,950,834
Impairment charge — patent cost		—	1,081,085
Gain on sale of fixed assets		—	(111,377)
Interest accrued on convertible debentures	36,740	—	176,437
Cost in connection with settlement of distribution agreement	—	—	687,005
Amortization of debt issuance costs	15,807	13,790	1,520,352
Amortization of deferred interest costs on beneficial conversion feature of convertible debenture	53,267	60,929	6,256,987
Amortization of discount on warrants	75,775	52,265	2,492,649
Amortization of discount on warrants — consulting services	—	—	230,249
Amortization of deferred compensation cost	—	—	760,500
Issuance of common stock for debenture interest	—	—	237,486
Issuance of common stock for services	—	—	1,586,000
Compensation expense for options and warrants	170,934	45,112	4,849,427
Changes in operating assets and liabilities:
(Increase) decrease in other current assets	(16,182)	(104,555)	(111,806)
(Increase) decrease in other assets	—	—	(833,157)
Increase in accounts payable and accrued liabilities	16,642	50,482	246,453

Total adjustments	358,011	126,937	24,019,124

Net cash used by operating activities	(724,409)	(833,869)	(54,054,310)

Cash Flows from Investing Activities:
Purchase of investments	—	—	(6,542,979)
Proceeds from sale of fixed assets	—	—	124,929
Proceeds from sale of investments	—	—	6,292,979
Patent costs incurred	—	—	(1,239,119)
Acquisition of property and equipment	(27,615)	(1,535)	(4,437,681)

Net cash used by investing activities	(27,615)	(1,535)	(5,801,871)

Cash Flows from Financing Activities:
Proceeds from exercise of warrants		—	312,000
Proceeds from issuance of convertible debt		1,323,800	17,223,188
Proceeds from sale of securities, net of issuance costs	—	—	43,410,584
Proceeds from common stock subscribed but not issued	—	—	1,163,900
Proceeds from exercise of stock options		—	9,000
Payments under litigation settlement	—	—	(1,050,647)
Payments under capital lease	—	—	(420,581)
Payments on note payable	—	—	(111,320)
Recovery of subscription receivable written off	—	—	19,000

Net cash provided by financing activities	—	1,323,800	60,555,124

Net Increase (Decrease) in Cash and Cash Equivalents	(752,024)	488,396	698,943

Cash and Cash Equivalents, Beginning	1,450,967	1,042,279	—

Cash and Cash Equivalents, Ending	$698,943	$1,530,675	$698,943

Supplemental Disclosure of Non-Cash Financing Activities:
Cash paid during the period for interest	$354	$4,217

See notes to consolidated financial statements.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1.     BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements as of March 31, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position as of March 31, 2008 and results of operations and cash flows for the three months ended March 31, 2008 and 2007. All such adjustments are of a normal recurring nature. Certain general and administrative expenses from inception relating to consulting services were reclassified to compensation expense for options and warrants to be consistent with current presentation.
The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Certain amounts in prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.
NOTE 2.     GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered accumulated net losses of $78,073,434 since inception and is dependent upon registration of AVR118, AVR123 and its other products for sale before it can begin commercial operations. Conducting the clinical trials of AVR118, AVR123 and its other products will require significant cash expenditures. AVR118, AVR123 and any of the Company’s other products may never be approved for commercial distribution by any country. Because the Company’s research and development expenses and clinical trial expenses will be charged against earnings for financial reporting purposes, the Company expects that losses from operations will continue to be incurred for the foreseeable future. The Company’s cash position is inadequate to pay all the costs associated with current operations or the full range of testing and clinical trials required by the FDA. Unless and until AVR118 or the Company’s other products are approved for sale in the United States or another industrially developed country, the Company will be dependent upon the continued sale of its securities, debt or equity financing for funds to meet its cash requirements. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. No assurance can be given that the Company will be able to sustain its operations until FDA approval of its products for commercial sale is granted or that any approval will ever be granted. Management anticipates that the Company can continue operations through June 2008 with its current liquid assets, if no stock options or warrants are exercised or additional securities sold. Management is currently seeking equity and debt financing, and exploring the sale of certain assets. If such financing is unavailable, the Company may have to materially limit or suspend operations or liquidate assets.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)
NOTE 2.     GOING CONCERN (Continued)
During the first three months of 2008 the Company did not receive any proceeds from any debt or equity transactions. In 2007 the Company issued convertible debt for which it received net cash proceeds of approximately $2,653,800, as discussed in further detail in Note 7.
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
NOTE 3.     RESEARCH AND DEVELOPMENT, CLINICAL TRIALS AND DRUG TESTING
     Overview
The Company’s lead product is AVR118, a cytoprotective drug composed of a complex mixture of protein and ribonucleic acid components that the Company is developing to alleviate symptoms associated with clinical cachexia such as anorexia and weight loss, as well as other serious complications associated with cancer, HIV-AIDS, chronic heart failure, sepsis and other diseases. AVR123 is a form of AVR118 specially designed for dermatology applications. Based on early pre-clinical data, the Company believes AVR123 has properties and may be used as an adjuvant therapy for the management of wounds and treatment of other dermal conditions.
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
Conducting the clinical trials of each of the Company’s products will require significant cash expenditures and the Company does do not have the funds necessary to complete all phases of clinical trials for AVR118, AVR123 or any other products. Our products may never be approved for commercial distribution by any country. Because our research and development expenses and clinical trial expenses will be charged against earnings for financial reporting purposes, we expect that losses from operations will continue to be incurred for the near future. We currently do not have sufficient funds to complete all phases of clinical trials of any of our products which are required to permit the commercial sale of such products.
The Company cannot provide assurances that it will acquire additional financial resources to complete all phases of the clinical trials of AVR118, or, if it acquires such resources, that it will do so on favorable terms. It is possible that the results of clinical trials will not prove that AVR118 is safe and effective. It is also possible that the FDA will not approve the sale of AVR118 in the United States if the Company submits a New Drug Application, or NDA. It is not known at this time how later stage clinical trials will be conducted, if at all. Even if the data show that AVR118 is safe and effective, obtaining approval of the NDA could take years and require financing of amounts not presently available to the Company. If such financing is unavailable, the Company may have to materially limit or suspend operations or liquidate assets.
     Phase II Cancer Study
In June 2007, the Therapeutic Products Division of Health Canada approved the Company’s clinical trial application for the use of AVR118 in cancer patients, pursuant to which the Company commenced a clinical trial in patients with histologically confirmed malignancies who present with clinically demonstrable anorexia or anorexia-cachexia syndrome at Canadian centers which are recognized by the FDA as being fully compliant with U.S. clinical standards. In September 2007, the Company entered into an agreement with McGill University in Montreal, Quebec, Canada to conduct a Phase II open label study to examine the effect of a 4.0 ml subcutaneous dose of AVR118 on weight, appetite, performance status and other measures of quality of life in patients with recurrent advanced malignancies. Under the clinical trial, AVR118 will be administered daily for 28 days. Patients with favorable results may be eligible to continue for a longer period. Enrollment initially will include 14 patients. Pending review of preliminary data, there is a provision to increase enrollment to 30 patients.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)
     NOTE 3.     RESEARCH AND DEVELOPMENT, CLINICAL TRIALS AND DRUG TESTING (Continued)
On October 3, 2007, the Company enrolled the first patient in the McGill University clinical study. To date, eight patients have enrolled in the study. Of the eight patients enrolled in the study, two have completed the course of treatment, two are being treated, one has withdrawn from the study and three have not yet begun treatment. Of the two patients who completed the course of treatment, both elected to continue treatment for a longer period. Recruitment of patients for the study is ongoing. The agreement with McGill provides that the Company will pay $5,000 CDN (approximately $5,100 USD) per patient enrolled in the study. Total costs incurred through March 31, 2008 relating to this study at McGill University were approximately $44,000.
     Wound Healing and Phase II Dermatological Study
In April 2006, the Company commenced a study at the University of Miami to preliminarily test the efficacy of applying a topical version of AVR118 (AVR123), to wounds in pigs. A report received from the University of Miami in August 2006 analyzing the data from the three pig study indicated that the topical application of AVR123 accelerates the rate at which wounds heal. Although preliminary, the Company believed that further study was merited. Based on the results from the August 2006 report from the University of Miami, the Company filed an amendment with the FDA to our existing IND to expand the use of AVR123 to include a Phase II dermatological study involving topical therapy. The Company believes these applications could potentially be used to treat a wide variety of common dermatologic conditions, such as micro-dermabrasion.
In January 2007, the Company began the Phase II dermatological study using a topically applied spray of AVR123 as a wound healing agent. The Phase II dermatological study involves patients with common skin problems ranging from acne scars to surgical wounds, and will study how AVR123’s ability to promote tissue repair and regeneration can be put to use in the clinical setting, and analyze the efficacy of AVR123 as a topical therapy. The protocol for the dermatological study provides for 12-20 patients to be treated with AVR123. While there can be no assurances, preliminary findings from the study show that topical treatment with AVR123 appears to have clinical activity in reducing inflammation and redness associated with surgical incisions or dermatologic dermabrasion. The first cohort of patients examined underwent dermabrasion for the treatment of severe acne. Following the procedure, AVR123 was applied directly to one half of the inflamed facial tissue. The other half of the face remained untreated. A preliminary examination of five patients demonstrated visible improvement on the treated side of their face. The treated area showed less inflammation as well as a reduction in the redness and swelling of acne lesions. The second cohort of patients examined underwent plastic surgery that resulted in a minimum of two bilateral surgical incisions. AVR123 was applied topically to one wound and the second wound served as an untreated control. In early results from two patients, one patient demonstrated a decrease in inflammation on the treated side. No material progress has been made in the dermatological study since the second quarter of 2007 due to the illness and subsequent death of the principal investigator in August 2007. The Company is in discussions with a new principal investigator to continue the study. Total costs incurred through March 31, 2008 relating to this study were approximately $45,000.

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
In February 2006, the Company amended the protocol for the Phase I diabetes study to include an additional 12 patients at a dose of 1.0 ml of AVR118 given subcutaneously. The purpose of this study was to determine if a lower dose would produce a more pronounced effect on blood glucose levels. In May 2006, the Company completed enrollment of the first 30 patients on the 4.0 ml dosage portion of the study. In June 2006, the Company terminated further accrual of the patients on the 1.0 ml dosage after three patients had been accrued. Following an interim analysis of the 30 patients treated with the 4.0 ml dose as well as the additional three patients treated with the 1.0 ml dose, the Company concluded that: (i) AVR118 can be given safely to patients with Type 2 diabetes, and (ii) in contrast to previous reports, AVR118 had no apparent effects on blood glucose levels in patients receiving oral hypoglycemic therapies, and no demonstrable effect on blood chemistry, hematology, weight gain or lean body mass in Type 2 diabetes patients. The total cost incurred through March 31, 2008 relating to this Phase I study was approximately $500,000.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)
NOTE 4.     STOCK-BASED COMPENSATION
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

		Weighted Average
	Total Options	Exercise Price
Outstanding at January 1, 2008	163,233,283	$0.1336
Granted	—	—
Exercised	—	—
Forfeited	(655,000)	(0.1071)
Expired unexercised	(52,821,603)	(0.2227)

Outstanding at March 31, 2008	109,756,680	$0.0909

Options exercisable at March 31, 2008	76,523,347	$0.0990

During the first three months of 2008, the Company recorded stock-based compensation in the amount of $170,934 compared with $45,112 for the first three months of 2007, substantially all of which pertained to options granted to the Company’s officers and directors during 2007 and 2004. At March 31, 2008 there was approximately $910,000 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.1 years.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)
NOTE 4.     STOCK-BASED COMPENSATION (Continued)
No stock options were granted or exercised during the three months ended March 31, 2008 or March 31, 2007.
The weighted-average remaining contractual terms of outstanding stock options and exercisable stock options at March 31, 2008 was 5.4 years and 5.3 years, respectively. The aggregate intrinsic value of outstanding stock options and exercisable stock options at March 31, 2008 was approximately $0.
NOTE 5.     COMMITMENTS AND CONTINGENCIES
     Potential Claim for Royalties
The Company may be subject to claims from certain third parties for royalties due on sale of AVR118. The Company has not as yet received any notice of claim from such parties.
     Lack of Patent Protection
The Company has determined that the cost to apply for and maintain patents in third world countries is not justified. The Company’s strategy is to concentrate its efforts in the United States, Europe, Japan, Canada, Australia and in some cases China which represents over 90% of the world’s pharmaceutical markets. Patent costs are expensed when incurred and therefore the cost of abandoned patents and patent applications has no effect on the financial statements. The Company presently holds 14 United States patents, and one patent each for Australia, Canada, China, Europe, Israel and Mexico. In addition, the Company has six patent applications pending with the U.S. Patent and Trademark Office and 26 foreign patent applications. The Company can give no assurance that other companies, having greater economic resources, will not be successful in developing a similar product. There can be no assurance that such patents, if obtained, will be enforceable.

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)
NOTE 6.     SECURITIES PURCHASE AGREEMENTS
The Company is in the development stage and, as a development stage company, has devoted significant time and resources to capital raising activities since its inception. Substantially all cash used by the Company thus far and continuing into the foreseeable future has been and is expected to be the result of the sale of its securities, debt or equity.
In 2007, the Company received net proceeds of $2,653,800 in connection with the sale to YA Global Investments, L.P. (formerly known as Cornell Capital Partners, L.P.) (“YA Global”) of an aggregate of $3,000,000 principal amount of its 9% convertible debentures. In connection with the issuance of the convertible debentures, we issued to YA Global (i) warrants to purchase an aggregate of 48,076,923 shares of common stock through January 1, 2012 at an exercise price of $0.0312 per share, of which warrants to purchase 10,000,000 shares were exercised in May 2007; (ii) warrants to purchase an aggregate of 24,038,462 shares of common stock through July 24, 2012 at an exercise price equal to $0.0312 per share; and (iii) warrants to purchase 76,335,878 shares of common stock through July 24, 2012 at an exercise price of $0.0262 per share, all of which warrants were subsequently adjusted in accordance with certain anti-dilution provisions as a result of the December 2007 acquisition described in Note 3.
As of March 31, 2008, YA Global had converted an aggregate of $1,400,000 of the Company’s convertible debentures issued in January and February 2007 for a total of 70,689,620 shares of the Company’s common stock, at conversion prices ranging from $0.0126 to $.0312. In addition, YA Global exercised warrants to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $0.0312 for $312,000. The remaining warrants to purchase 38,076,923 shares of common stock at $0.0312 per share were subsequently adjusted to 60,304,568 warrants exercisable at $0.0197 per share in accordance with the warrant anti-dilution provisions as a result of the December 2007 acquisition described in Note 3 above.
The following is a summary of the Company’s convertible debentures that were outstanding as of March 31, 2008, net of discounts, including accrued interest.

	Debenture	Discounts	Debentures	Discounts
Date of Issuance	Issued	Recorded	Converted	Amortized	Interest	Total
January/February 2007	$1,500,000	$(1,375,748)	$(1,400,000)	$1,322,249	$83,598	$130,099
July 2007	1,500,000	(1,439,306)	—	322,277	92,836	475,807

Total	$3,000,000	$(2,815,054)	$(1,400,000)	$1,644,526	$176,434	$605,906

ADVANCED VIRAL RESEARCH CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)
NOTE 7.     SECURITIES PURCHASE AGREEMENTS (Continued)
Subsequent to March 31, 2008, YA Global converted a portion of the principal and interest on the Company’s convertible debentures, as follows:
•	On April 2, 2008, YA Global converted the remaining unpaid principal ($100,000) and interest ($83,651) accrued on the convertible debentures issued in February 2007 for a total of 21,354,730 shares of the Company’s common stock at a conversion price of $0.0086.

•	On April 29, 2008, YA Global converted $200,000 of the Company’s Series A Convertible Debentures issued in July 2007 for a total of 23,255,814 shares of the Company’s common stock at a conversion price of $0.0086.

•	On May 12, 2008, YA Global converted $100,000 of the Company’s Series A Convertible Debentures issued in July 2007 for a total of 11,627,907 shares of the Company’s common stock at a conversion price of $0.0086.
     Private Equity Line of Credit
On April 28, 2003, the Company entered into an equity line of credit with Cornell Capital Partners LP for a period of three years. The equity line of credit expired, unused, on April 28, 2006. All of the warrants to purchase 15,000,000 shares of the Company’s common stock issued in connection with the equity line of credit expired unexercised as of April 28, 2008.

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
(Continued)
NOTE 7.     SECURITIES PURCHASE AGREEMENTS (Continued)
     Warrants
From time to time, the Company has issued warrants to purchase common stock to various parties as part of a stock purchase agreement or a settlement. The following is a summary of those warrants that have been issued:

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2007	243,707,845	$0.035
Granted	—
Exercised	—
Expired unexercised	(2,238,000)	$0.12

Outstanding at March 31, 2008	241,469,845	$0.036

Warrants exercisable at March 31, 2008	241,469,845	$0.036

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

			Inception
	Three Months		(February 20, 1984)
	Ended March 31,		to March 31,
	2008	2007	2008
Revenues	$—	$—	$—

Costs and Expenses:
General and administrative	4,444	3,486	1,385,695
Depreciation	—	—	316,737

	4,444	3,486	1,702432

Other Income	—	—	140,020

Loss from discontinued operations	($4,444)	($3,486)	($1,562,412)

NOTE 8.     RECENT ACCOUNTING PRONOUNCEMENTS
In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) to enhance disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for all financial statements issued in fiscal years and interim periods beginning after November 15, 2008 and early application is encouraged. SFAS 161 also encourages but does not require comparative disclosures for earlier periods at initial adoption. As the Company does not currently engage in derivative transactions or hedging activities, the Company does not anticipate any significant financial statement disclosure impact as a result of its evaluation of SFAS 161.
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
(UNAUDITED)
(Continued)
NOTE 8.     RECENT ACCOUNTING PRONOUNCEMENTS (Continued)
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
In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008 and there was no impact on the consolidated financial statements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. Management believes the adoption of this pronouncement on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements of Advanced Viral Research Corp. included in Item 1 of this Quarterly Report on Form 10-Q. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.
     As used in this report, the terms “we,” “us,” “our,” the “Company” and “Advanced Viral” mean Advanced Viral Research Corp. and its subsidiaries (unless the context indicates a different meaning).
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
     Since our incorporation in July 1985, we have been engaged primarily in research and development activities. We have never generated material operating revenue, and as of March 31, 2008, we had incurred a cumulative net loss of approximately $78,073,000. Our ability to generate operating revenue depends upon our success in gaining approval for the commercial use and distribution of AVR118 from the Food and Drug Administration (FDA).
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
     In connection with the closing of the transactions under the purchase agreement, our Board of Directors appointed Vincent Gullo, PhD as our Chief Scientific Officer, and Dallas Hughes, PhD as our Vice President, Research.
Research and Development
     The costs relating to our research and development efforts for the years 2002 to 2007 and the three months ended March 31, 2008 and March 31, 2007 are presented below. Since the first quarter of 2007, our expenditures for research and development have increased significantly over each subsequent quarter (from $186,000 as of March 31, 2007 to $267,000 as of March 31, 2008), primarily due to increased salary expenses associated with the appointment of Vincent Gullo, PhD as our Chief Scientific Officer, and Dallas Hughes, PhD as our Vice President, Research.

COSTS RELATING TO RESEARCH AND DEVELOPMENT EFFORTS
FROM JANUARY 2002 THROUGH MARCH 31, 2008

	2002-2007	3 Months	3 Months	2002-2008
	Costs	Ended 2008	Ended 2007	To Date
COST CATEGORY
Hospital fees
Phase I (topical)	254,246	—	—	254,246
Phase I/II AIDS (Israel)	140,500	—	—	140,500
Phase I leukemia/lymphoma (Israel)	19,000	—	—	19,000
Phase I solid tumor (Israel)	8,000	—	—	8,000
Phase 11 cancer study (US)	115,002	—	—	115,002
Phase 11 cancer study (Canada)	34,000	10,000	—	44,000
Phase I Diabetes	250,156	—	—	250,156
In-vitro	41,868	—	—	41,868
Anti-Inflammatory	7,542	—	—	7,542
Wound Healing/Dermatological study	48,587	(3,350)	3,750	45,237
Lab fees	138,292	—	—	138,292
Insurance cost	127,137	6,250	6,709	133,387

TOTAL CLINICAL FEES	1,184,330	12,900	10,459	1,197,230

IND preparation/maintenance	286,209	—	—	286,209
CRO clinical trial management	—
Phase I (topical)	47,527	—	—	47,527
Phase I/II AIDS (Israel)	1,441,806	—	(6,113)	1,441,806
Argentina patient experiences	253,168	—	—	253,168
Data management & study reports	932,163	—	—	932,163
Clinical & Regulatory consulting	2,388,849	4,500	1,500	2,393,349

TOTAL CLINICAL/REGULATORY OPERATIONS	5,349,722	4,500	(4,613)	5,354,222

General lab supplies	1,189,130	7,256	5,659	1,196,386
Toxicology	197,135	—	—	197,135
Contracted R&D	617,368	—	—	617,368
Validation	705,249	—	—	705,249
Drug preparation and support	1,982,421	—	—	1,982,421
Salary & Facility allocations	8,764,176	242,442	174,395	9,006,618
R & D Travel Expenses	37,720	—	—	37,720

TOTAL PRECLINICAL RESEARCH & DEVELOPMENT	13,493,199	249,698	180,054	13,742,897

TOTAL RESEARCH AND DEVELOPMENT	20,027,251	267,098	185,900	20,294,349
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
     In January 2007, we began the Phase II dermatological study using a topically applied spray of AVR123 as a wound healing agent. The Phase II dermatological study involves patients with common skin problems ranging from acne scars to surgical wounds, and will study how AVR123’s ability to promote tissue repair and regeneration can be put to use in the clinical setting, and analyze the efficacy of AVR123 as a topical therapy. The protocol for the dermatological study provides for 12-20 patients to be treated with AVR123. While there can be no assurances, preliminary findings from the study show that topical treatment with AVR123 appears to have clinical activity in reducing inflammation and redness associated with surgical incisions or dermatologic dermabrasion. The first cohort of patients examined underwent dermabrasion for the treatment of severe acne. Following the procedure, AVR123 was applied directly to one half of the inflamed facial tissue. The other half of the face remained untreated. A preliminary examination of five patients demonstrated visible improvement on the treated side of their face. The treated area showed less inflammation as well as a reduction in the redness and swelling of acne lesions. The second cohort of patients examined underwent plastic surgery that resulted in a minimum of two bilateral surgical incisions. AVR123 was applied topically to one wound and the second wound served as an untreated control. In early results from two patients, one patient demonstrated a decrease in inflammation on the treated side. No material progress has been made in the dermatological study since the second quarter of 2007 due to the illness and subsequent death of the principal investigator in August 2007. We are in discussions with a new principal investigator to continue the study. Total costs incurred through March 31, 2008 relating to this study were approximately $45,000.
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
     On October 3, 2007, we enrolled the first patient in the McGill University clinical study. To date, eight patients have enrolled in the study. Of the eight patients enrolled in the study, two have completed the course of treatment, two are being treated, one has withdrawn from the study and three have not yet begun treatment. Of the two patients who completed the course of treatment, both elected to continue treatment for a longer period. Recruitment of patients for the study is ongoing. The agreement with McGill provides that we will pay $5,000 CDN (approximately $5,100 USD) per patient enrolled in the study. Total costs incurred through March 31, 2008 relating to this study at McGill University were approximately $44,000.
Scientific Advisory Board
     In April2008, we established a new Scientific Advisory Board consisting of James T. D’Olimpio, M.D., FACP and Professor Jürgen Christian Becker, M.D., Ph.D. to advise the Company and our Board of Directors with respect to our efforts to develop and advance our operations. Dr. D’Olimpio is currently Director of Supportive Oncology, Pain and Symptom Management at the North Shore University Hospital in Manhasset, NY. Dr. Jürgen C. Becker is Professor of Dermatology and Immunology at the Julius-Maximilians-University in Würzburg, Germany, and is Deputy Director of the Department of Dermatology at the University of Würzburg.
Going Concern
     The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we have suffered accumulated net losses of $78,073,434 since inception and are dependent upon registration of AVR118, AVR123 and our other products for sale before it can begin commercial operations. Conducting the clinical trials of AVR118, AVR123 and our other products will require significant cash expenditures. AVR118, AVR123 and any of our other products may never be approved for commercial distribution by any country. Because our research and development expenses and clinical trial expenses will be charged against earnings for financial reporting purposes, we expect that losses from operations will continue to be incurred for the foreseeable future. Our cash position is inadequate to pay all the costs associated with current operations or the full range of testing and clinical trials required by the FDA. Unless and until AVR118 or our other products are approved for sale in the United States or another industrially developed country, we will be dependent upon the continued sale of our securities, debt or equity financing for funds to meet our cash requirements. These conditions raise substantial doubt as to our ability to continue as a going concern.
     It is possible that the results of clinical trials of AVR118, AVR123 or our other products will not prove that they are safe and effective. It is also possible that the FDA will not approve the sale of any of our products in the United States if we submit a New Drug Application, or NDA, for such product. It is not known at this time how later stage clinical trials will be conducted, if at all. Even if the data show that any of our products is safe and effective, obtaining approval of the NDA could take years and require financing of amounts not presently available to us.

     We cannot provide assurances that we will acquire additional financial resources to complete all phases of the clinical trials of AVR118 and AVR123 or, if we acquire such resources, that we will do so on commercially reasonable terms, if at all, or that we will be able to meet our future contractual obligations. The failure to raise equity or debt financing will negatively impact us, our growth plans and financial condition. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     No assurance can be given that we will be able to sustain our operations until FDA approval of our products for commercial sale is granted or that any approval will ever be granted. Management is currently seeking equity and debt financing, and exploring the sale of certain assets. If such financing is unavailable, we may have to materially limit or suspend operations or liquidate assets.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 VS. MARCH 31, 2007.
     For the three months ended March 31, 2008 we incurred losses from continuing operations of $1,078,000 vs. $957,000 for the three months ended March 31, 2007. Our losses were attributable primarily to:
     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses for the three months ended March 31, 2008 increased 44% to $267,000 compared to $186,000 for the three months ended March 31, 2007. The change in research and development expenses primarily resulted from:
•	Research and development expenditures relating to salaries, benefits and facilities were $242,000 vs. $174,000 for the three months ended March 31, 2008 and 2007, respectively. This increase was due to the salary expenses for Stephen Elliston, President and CEO, Vincent Gullo, Chief Scientific Officer and Dallas Hughes, VP Research compared to a salary expense associated with Stephen Elliston, based on his salary from his previous contract. For the three months ended March 31, 2008 and 2007, 68% and 53% of our payroll and related expenses were allocated to research and development expenses, respectively;

•	Clinical testing fees were $13,000 vs. $10,000 for the three months ended March 31, 2008 and 2007, respectively. The increase for the three month period ended March 31, 2008 vs. 2007 was primarily attributable Phase II cancer/cachexia trial costs at McGill University in Canada; and

•	Expenses associated with clinical and regulatory activities were $4,500 and ($4,600) for the three months ended March 31, 2008 and 2007, respectively. The increase for the three months ended March 31, 2008 vs. 2007 was primarily attributable to the contracting with a new principal investigator compared to a credit in the first quarter of 2007 from an adjustment of an over-billing from a project in Israel.
     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased 1% to $633,000 from $624,000 for the three months ended March 31, 2008 and 2007, respectively. The changes in general and administrative expenses primarily resulted from:

•	Decreased payroll and related expenses of $115,000 vs. $142,000 for the three months ended March 31, 2008 and 2007, respectively due to the termination of three employees during 2007;

•	Costs associated with stockholders meetings and proxy statements were $0 for the three months ended March 31, 2008 vs. $94,000 for the three months ended March 31, 2007, respectively, in connection with our stockholder’s meeting held in March 2007;

•	Increased compensation and other expense for options and warrants of $171,000 vs. $45,000 for the three months ended March 31, 2008 and March 31, 2007, respectively due to stock-based employee compensation cost reflected in general and administrative expense.

•	Decreased equipment and building repair and maintenance of $5,000 vs. $22,000 for the three months ended March 31, 2008 and March 31, 2007, respectively, relating to the relocation to a smaller facility in January 2008 and the sale of certain equipment in 2007.
     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense decreased 44% to $5,000 vs. $9,000 for the three months ended March 31, 2008 and 2007, respectively. This decrease for the comparative three month periods was due to assets acquired in prior years that were fully depreciated in 2008 and the determination that certain assets are currently not being used and may be sold.
     OTHER INCOME. Interest income decreased 44% to $9,000 vs. $16,000 for the three months ended March 31, 2008 and 2007, respectively, as a result of decreased cash balances invested in money market accounts. Interest expense increased by 18% to $182,000 in 2008 from $154,000 in 2007. The increase was primarily attributable to increased interest expense associated with convertible debentures, the beneficial conversion feature on the debentures and amortization of warrant costs. Included in interest expense for these periods was:
•	amortization of the beneficial conversion feature on convertible debentures of $53,000 vs. $61,000 for the three months ended March 31, 2008 and 2007, respectively;

•	amortization of warrants relating to the issuance of convertible debentures of $76,000 vs. $52,000 for the three months ended March 31, 2008 and 2007, respectively;

•	interest expense associated with convertible debentures of $36,000 vs. $26,000 for the three months ended March 31, 2008 and 2007, respectively; and

•	loan cost associated with convertible debt of $16,000 vs. $14,000 for the three months ended March 31, 2008 and 2007, respectively.
     LOSS FROM CONTINUING OPERATIONS. Losses from continuing operations increased 13% to $1,078,000 vs. $957,000 for the three months ended March 31, 2008 and 2007, respectively. The change for the comparable periods was primarily due to increases in research and development expenses.
     LOSS FROM DISCONTINUED OPERATIONS. Losses from discontinued operations were $4,000 vs. $3,000 for the three months ended March 31, 2008 and 2007, respectively, which losses resulted from our 99% owned Bahamian subsidiary, Advance Viral Research Ltd. held for sale. During 2002, our Board of Directors approved a plan to sell Advance Viral Research Ltd.
     REVENUES. We had no revenues for the three months ended March 31, 2008 and 2007.

LIQUIDITY
     We had current assets of $783,000 as of March 31, 2008 compared to $1,527,000 as of December 31, 2007. We had total assets of $1,675,000 at March 31, 2008 compared to $2,404,000 at December 31, 2007. The decrease in current and total assets was primarily attributable to the use of cash to fund current operations. We had current liabilities of $240,000 as of March 31, 2008, compared to $224,000 as of December 31, 2007. We had long term debt of $606,000 as of March 31, 2008 compared to $440,000 as of December 31, 2007. This debt represents convertible debentures and earned interest of $176,000 offset by deferred discount on the convertible debentures of $1,171,000 relating to the financing with YA Global during the first three months ending March 31, 2008.
     During the three months ended March 31, 2008 we used cash of $724,000 for operating activities, compared to $834,000 during the three months ended March 31, 2007. The decrease in our use of cash was primarily the result of an increase in non-cash compensation costs during the period ended March 31, 2008. During the three months ended March 31, 2008, our expenses included:
•	$333,000 for payroll and related costs primarily for administrative staff, scientific personnel and executive officers;

•	$99,000 for other professional and consulting fees

•	$25,000 for rent and utilities for our Yonkers facility; and

•	$44,000 in consulting costs.

•	$82,000 for insurance costs; and

•	$11,000 for expenditures for AVR118 research;
     During the three months ended March 31, 2008, we used $28,000 for investment activities, compared to $2,000 during the three months ended March 31, 2007 related to leasehold improvements.
     No funds were provided by financing activities for the three months ended March 31, 2008 compared to $1,324,000 provided for the three months ended March 31, 2007 in connection with the issuance and sale of convertible debentures in the aggregate principal amount of $1,500,000. See “Capital Resources.”
     We have no off-balance sheet transactions.
CAPITAL RESOURCES
     We have been and continue to be dependent upon the proceeds from the continued sale of securities for the funds required to continue operations at present levels and to fund further research and development activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. No assurance can be given that the Company will be able to sustain its operations until FDA approval of AVR118 for commercial sale is granted or that any approval will ever be granted. Management is currently seeking equity and debt financing, and exploring the sale of certain assets. If such financing is unavailable, the Company may have to materially limit or suspend operations or liquidate assets.

Private Placements
     In 2007, we received net proceeds of $2,653,800 in connection with the sale to YA Global of an aggregate of $3,000,000 principal amount of our 9% convertible debentures. In connection with the issuance of the convertible debentures, we issued to YA Global (i) warrants to purchase an aggregate of 48,076,923 shares of common stock through January 1, 2012 at an exercise price of $0.0312 per share, of which warrants to purchase 10,000,000 shares were exercised in May 2007; (ii) warrants to purchase an aggregate of 24,038,462 shares of common stock through July 24, 2012 at an exercise price equal to $0.0312 per share; and (iii) warrants to purchase 76,335,878 shares of common stock through July 24, 2012 at an exercise price of $0.0262 per share. All such warrants were subsequently adjusted in accordance with certain anti-dilution provisions as a result of the December 2007 asset acquisition described above.
     As of March 31, 2008, YA Global had converted an aggregate of $1,400,000 of our convertible debentures issued in January and February 2007 for a total of 70,689,620 shares of the Company’s common stock, at conversion prices ranging from $0.0126 to $.0312. In addition, YA Global exercised warrants to purchase 10,000,000 shares of our common stock at an exercise price of $0.0312 for $312,000.
     In addition, subsequent to March 31, 2008, YA Global converted the remaining unpaid principal ($100,000) and interest ($83,651) accrued on the convertible debentures issued in February 2007 on April 2, 2008 for a total of 21,354,730 shares of our common stock at a conversion price of $0.0086. On April 29, 2008, YA Global converted $200,000 of the Company’s Series A Convertible Debentures issued in July 2007 for a total of 23,255,814 shares of our common stock at a conversion price of $0.0086. On May 12, 2008, YA Global converted $100,000 of the Company’s Series A Convertible Debentures issued in July 2007 for a total of 11,627,907 shares of our common stock at a conversion price of $0.0086.
Outstanding Securities
     In March 2007 we amended and restated our Certificate of Incorporation to (i) increase the number of authorized shares of our common stock to 2 billion shares; (ii) authorize the issuance of up to 50 million shares of blank check preferred stock; and (iii) make certain conforming amendments to the headings, terminology and numbering of the provisions therein.
     In addition to the 846.2 million shares of our common stock outstanding as of May 14, 2008, we have reserved for issuance approximately 380.7 million shares upon the conversion or exercise of currently outstanding convertible debentures, stock options and warrants. If all of the foregoing securities were fully issued, exercised and/or converted, as the case may be, we would receive proceeds of approximately $15.6 million, and we would have approximately 1.2 billion shares of common stock outstanding. The sale or availability for sale of this number of shares of common stock in the public market could depress the market price of the common stock. Additionally, the sale or availability for sale of this number of shares may lessen the likelihood that additional equity financing will be available to us, on favorable or unfavorable terms. Furthermore, the sale or availability for sale of this number of shares could limit the annual amount of net operating loss carryforwards that could be utilized.
Projected Expenses
     The independent registered public accounting firm’s report on our consolidated financial statements for the fiscal year ended December 31, 2007 includes an explanatory paragraph regarding our ability to continue as a going concern. Note 2 to the consolidated financial statements states that our cash position is inadequate to pay all the costs associated with current operations or the full range of testing and clinical trials of AVR118 or our other products required by the FDA for commercial approval, and, unless and until AVR118 or our other products are approved for sale in the United States or another industrially developed country, we will be dependent upon the continued sale of our securities, debt or equity financing for funds to meet our cash requirements, which raises substantial doubt about our ability to continue as a going concern. Further, the independent registered public accounting firm’s report states that the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
     Any proceeds received from the exercise of outstanding options or warrants will contribute to working capital and increase our budget for research and development and clinical trials and testing, assuming AVR118 receives subsequent approvals to justify such increased levels of operation. The recent prevailing market price for shares of common stock has from time to time been below the exercise prices of certain of our outstanding options or warrants. As such, recent trading levels may not be sustained nor may any additional options or warrants be exercised. If none of the outstanding options or warrants is exercised, and we obtain no other additional financing, in order for us to achieve the level of operations contemplated by management, management anticipates that we will have to materially limit or suspend operations or liquidate assets.
     We are currently seeking debt financing, licensing agreements, joint ventures and other sources of financing, but the likelihood of obtaining such financing on favorable terms is uncertain. To complete the full range of testing necessary to commercially offer AVR118, AVR123 or any other product, we will need substantially more capital. We are uncertain whether debt or equity financing will be readily obtainable or whether it will be on favorable terms. Because of the large uncertainties involved in the FDA approval process for commercial drug use on humans and our lack of access to capital, it is highly probable that we will never be able to sell AVR118, AVR123 or any drug products commercially
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
ITEM 4T.     CONTROLS AND PROCEDURES
     Under the supervision and with the participation of certain members of our management, including our Chief Executive Officer and Acting Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that, our disclosure controls and procedures at March 31, 2008 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. During the quarter ended March 31, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

     Management does not expect that disclosure controls and procedures or internal controls can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable and not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. While management believes that its disclosure controls and procedures provide reasonable assurance that fraud can be detected and prevented, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
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

ADVANCED VIRAL RESEARCH CORP.
Date: May 14, 2008	/s/ Stephen M. Elliston
Stephen M. Elliston
President and Chief Executive Officer

/s/ Martin Bookman
Martin Bookman, Acting Chief Financial Officer
(Principal Financial and Accounting Officer)