Form 10-Q
period 2008-06-30
ADVANCED VIRAL RESEARCH CORP
filed 2008-08-14
CIK 786623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 000-18293
ADVANCED VIRAL RESEARCH CORP.
(Exact name of registrant as specified in its charter)

Delaware	59-2646820

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Six Executive Plaza, Ste 283, Yonkers, New York	10701

(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
Indicate the number of shares of the registrant’s Common Stock outstanding as of the close of business on August 13, 2008: 846,227,669

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” the “Company” and “Advanced Viral” mean Advanced Viral Research Corp. and its subsidiaries (unless the context indicates a different meaning).

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$281,643	$1,450,967
Prepaid insurance	242,883	48,361
Other current assets	25,421	27,501

Total current assets	549,947	1,526,829

Property and Equipment, Net	17,902	18,307
Assets Held for Sale	141,076	112,319
Intangible Assets	497,256	500,000
Other Assets	158,037	246,993

Total assets	$1,364,218	$2,404,448

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$12,161	$83,483
Accrued liabilities	133,781	140,127

Total current liabilities	145,942	223,610

Long Term Debt
Convertible Debenture — Net of discounts, including accrued interest	829,767	440,125

Commitments, Contingencies and Subsequent Events

Stockholders’ Equity:
Common Stock, $0.00001par value:
2,000,000,000 shares authorized, 846,227,669 and 798,989,218 shares issued and outstanding as of June 30, 2008 and December 31, 2007	8,462	7,900

Undesignated preferred stock, $0.00001 par value:
50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2008 and December 31, 2007	—	—
Additional paid-in capital	79,463,832	78,723,827
Deficit accumulated during the development stage	(79,083,785)	(76,991,014)

Total stockholders’ equity	388,509	1,740,713

Total liabilities and stockholders’ equity	$1,364,218	$2,404,448

See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

					Inception
					(February 20,
	Three Months Ended		Six Months Ended		1984) to
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

Revenues	$—	$—	$—	$—	$231,892

Costs and Expenses:
Research and development	250,071	189,006	517,169	374,906	26,076,824
General and administrative	309,480	448,070	942,527	1,072,300	35,509,174
Cost in connection with settlement of distribution agreement	—	—	—	—	687,005
Depreciation and amortization	3,911	5,930	8,939	14,843	4,343,968
Impairment charge — patent cost	—	—	—	—	1,081,085

	563,462	643,006	1,468,635	1,462,049	67,698,056

Loss from Operations	(563,462)	(643,006)	(1,468,635)	(1,462,049)	(67,466,164)

Other Income (Expense):
Interest income	3,429	9,621	12,569	25,191	1,381,391
Other income	—	—	—	—	120,093
Interest expense	(449,352)	(893,029)	(631,295)	(1,046,876)	(11,253,227)
Severance expense — former directors	—	—	—	—	(302,500)

	(445,923)	(883,408)	(618,726)	(1,021,685)	(10,054,243)

Loss from Continuing Operations	(1,009,385)	(1,526,414)	(2,087,361)	(2,483,734)	(77,520,407)
Loss from Discontinued Operations	(966)	(1,016)	(5,410)	(4,502)	(1,563,378)

Net Loss	$(1,010,351)	$(1,527,430)	$(2,092,771)	$(2,488,236)	$(79,083,785)

Net Loss Per Common Share
Basic and Diluted:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	833,458,094	721,411,972	811,723,656	699,676,065

See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
			(February 20,
	Six Months Ended		1984) to
	June 30,		June 30,
	2008	2007	2008
Cash Flows from Operating Activities:
Net loss	$(2,092,771)	$(2,488,236)	$(79,083,785)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	8,938	14,843	4,954,744
Impairment charge — patent cost	—	—	1,081,085
Gain on sale of fixed assets	—	—	(111,377)
Interest accrued on convertible debentures	67,189	—	206,886
Cost in conection with settlement of distribution agreement	—	—	687,005
Amortization of debt issuance costs	69,036	110,515	1,573,581
Amortization of deferred interest costs on beneficial conversion feature of convertible debenture	231,832	467,127	6,435,552
Amortization of discount on warrants	262,272	411,839	2,679,146
Amortization of discount on warrants — consulting services	—	—	230,249
Amortization of deferred compensation cost	—	—	760,500
Issuance of common stock for debenture interest	—	—	237,486
Issuance of common stock for services	—	—	1,586,000
Compensation expense for options and warrants	256,917	193,863	4,935,410
Changes in operating assets and liabilities:
(Increase) decrease in other current assets	(199,374)	(88,549)	(294,998)
(Increase) decrease in other assets	82,420	—	(750,737)
Increase (decrease) in accounts payable and accrued liabilities	(77,668)	84,958	152,143

Total adjustments	701,562	1,194,596	24,362,675

Net cash used by operating activities	(1,391,209)	(1,293,640)	(54,721,110)

Cash Flows from Investing Activities:
Purchase of investments	—	—	(6,542,979)
Proceeds from sale of fixed assets	—	—	124,929
Proceeds from sale of investments	—	—	6,292,979
Patent costs incurred	—	—	(1,239,119)
Acquisition of property and equipment	(27,615)	(1,535)	(4,437,681)

Net cash used by investing activities	(27,615)	(1,535)	(5,801,871)

Cash Flows from Financing Activities:
Proceeds from exercise of warrants		312,000	312,000
Proceeds from issuance of convertible debt	249,500	1,323,800	17,472,688
Proceeds from sale of securities, net of issuance costs	—	—	43,410,584
Proceeds from common stock subscribed but not issued	—	—	1,163,900
Proceeds from exercise of stock options		—	9,000
Payments under litigation settlement	—	—	(1,050,647)
Payments under capital lease	—	—	(420,581)
Payments on note payable	—	—	(111,320)
Recovery of subscription receivable written off	—	—	19,000

Net cash provided by financing activities	249,500	1,635,800	60,804,624

Net Increase (Decrease) in Cash and Cash Equivalents	(1,169,324)	340,625	281,643

Cash and Cash Equivalents, Beginning	1,450,967	1,042,279	—

Cash and Cash Equivalents, Ending	$281,643	$1,382,904	$281,643

Supplemental Disclosure of Non-Cash Financing Activities:
Cash paid during the year for interest	$12,569	$2,410

See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
     The condensed consolidated financial statements include the accounts of Advanced Viral Research Corp. and have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In our opinion, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the information in the following unaudited consolidated financial statements have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.
     These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.	BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements as of June 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position as of June 30, 2008 and results of operations and cash flows for the three and six months ended June 30, 2008 and 2007. All such adjustments are of a normal recurring nature. Certain general and administrative expenses from inception relating to consulting services were reclassified to compensation expense for options and warrants to be consistent with current presentation.
The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Certain amounts in prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

NOTE 2.	GOING CONCERN
The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we have incurred accumulated net losses of $79,083,785 since inception and are dependent upon registration of AVR118, AVR123 and our other products for sale before we can begin commercial operations. Conducting the clinical trials of AVR118, AVR123 will require significant cash expenditures. AVR118, AVR123 as well as any other product we may develop may never be approved for commercial distribution by any country. Because our research and development expenses and clinical trial expenses will be charged against earnings for financial reporting purposes, we expect that losses from operations will continue to be incurred for the foreseeable future.
Our available cash resources are sufficient to satisfy our capital requirements through August 2008, assuming no stock options or warrants are exercised for cash and we sell no additional securities for cash. We have requested and certain of our employees have agreed (Stephen Elliston, our Chief Executive Officer and President and Vincent Gullo, our Chief Scientific Officer) to defer their salaries commencing in August 2008 until we obtain additional financing. With the deferral of these salaries, we will have available cash resources to satisfy our capital requirements through September 2008. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 2.	GOING CONCERN (Continued)
In June 2008, we reached an agreement with YA Global Investments, L.P. (formerly known as Cornell Capital Partners, L.P.) (“YA Global”) to amend the terms of a securities purchase agreement we entered July 24, 2007. The amendment provided for the sale of the remaining $1,250,000 principal amount of our three year 9% Series B convertible debentures in four equal installments. The Series B debentures have a conversion price equal to the lesser of $0.0262 or 95% of the lowest volume weighted average price of our common stock during the thirty consecutive trading days immediately preceding the applicable conversion date. We received net proceeds of $249,500 from the first installment under this amended agreement on June 6, 2008. We received net proceeds of $313,000 from the second installment under this amended agreement on July 2, 2008. The third and fourth closings are subject to our material compliance with certain conditions relating to budget and the progress of our anticipated Phase II trial for wound healing in a dermatological study using a topical application of our product AVR123.
Without the prior written consent of YA Global, while the debentures are outstanding, we are restricted by the terms of the convertible debentures from, among other things, issuing or selling our securities without consideration or for a per share price less than $.0262. In addition, the warrants issued to YA Global contain certain anti-dilution adjustments which are triggered if we issue shares of our common stock or issue convertible securities which are convertible into shares of our common stock at a per share purchase price of less than $.0197.
If additional sufficient capital cannot be obtained on terms reasonably acceptable to us, we will be forced to discontinue our business operations and/or take other actions which could be detrimental to our business prospects and which may result in events which could be materially adverse to us.
If we cease operations, we could be deemed to be in default of our obligations under the terms of our convertible debentures issued to YA Global, in which case, YA Global may elect to declare the full principal amount of the outstanding convertible debentures, together with interest and other amounts owing in respect thereof, immediately due and payable in cash or in our common stock. Our obligations under the convertible debentures are secured by a first priority security interest in all of our assets, and upon an event of default, YA Global will have the right to, among other things, seize such assets in accordance with the terms of the convertible debentures.
These conditions raise substantial doubt as to our ability to continue as a going concern. It is unlikely that we will be able to sustain our operations until FDA approval of our products for commercial sale is granted, and there is no assurance that the approval will ever be granted.
We are currently seeking debt financing, licensing agreements, joint ventures and other sources of financing, but the likelihood of obtaining such financing on favorable terms is uncertain. To complete the full range of testing necessary to commercially offer AVR118, AVR123 or any other product, we will need substantially more capital. We are uncertain whether debt or equity financing will be readily obtainable or whether it will be on favorable terms. Because of the large uncertainties involved in the FDA approval process for commercial drug use on humans and our lack of access to capital, it is highly probable that we will never be able to sell AVR118, AVR123 or any products we may develop commercially.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 3.	RESEARCH AND DEVELOPMENT, CLINICAL TRIALS AND DRUG TESTING
     Overview
Our lead product is AVR118, a cytoprotective drug composed of a complex mixture of protein and ribonucleic acid components that we are developing to alleviate symptoms associated with clinical cachexia such as anorexia and weight loss, as well as other serious complications associated with cancer, HIV-AIDS, chronic heart failure, sepsis and other diseases. AVR123 is a form of AVR118 specially designed for dermatology applications. Based on early pre-clinical data, we believe AVR123 has properties and may be used as an adjuvant therapy for the management of wounds and treatment of other dermal conditions.
On December 3, 2007, we acquired certain assets from Vincent Gullo and Dallas Hughes through our wholly-owned subsidiary, Triad Biotherapeutics, Inc. (“Triad”), which assets included (i) two chemical compounds, CTK000147 and CTK000168 (now known as AVR147 (proteasome inhibitor) and AVR168 (Eg5 inhibitor), along with all derivatives and analogs thereof (collectively, the “Compounds”); (ii) a library of approximately 8,321 extracts; (iii) a library of microbial strains comprised of approximately 1,663 fungi and approximately 302 actinomycetes; (iv) affinity purification technology (“AFP Technology”); and (v) a U.S. patent for size-exclusion-based extraction of affinity ligands and active compounds from natural samples, as well as other intellectual property and contract rights related to the assets. We are currently undertaking limited pre-clinical development of these compounds.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 3.	RESEARCH AND DEVELOPMENT, CLINICAL TRIALS AND DRUG TESTING (Continued)
In November 2004 we submitted an Investigational New Drug (IND) application to the FDA. The purpose of the application was to obtain approval from the FDA to begin a clinical study in the United States for AVR118. In December 2004, the FDA notified us that the IND application was allowed and that it could proceed with its planned study.
Conducting the clinical trials of our products will require significant cash expenditures and we currently do not have the funds necessary to complete all phases of clinical trials for AVR118, AVR123 or any other products we may develop. Our products may never be approved for commercial distribution by any country. Because our research and development expenses and clinical trial expenses will be charged against earnings for financial reporting purposes, we expect that losses from operations will continue to be incurred for the near future. We currently do not have sufficient funds to complete all phases of clinical trials of any of our products which are required to permit the commercial sale of such products.
We cannot provide assurances that we will acquire additional financial resources to complete all phases of the clinical trials of AVR118, or, if we acquire such resources, that we will do so on favorable terms. It is possible that the results of clinical trials will not prove that AVR118 is safe and effective. It is also possible that the FDA will not approve the sale of AVR118 in the United States if we submit a New Drug Application, or NDA. It is not known at this time how later stage clinical trials will be conducted, if at all. Even if the data demonstrates that AVR118 is safe and effective, obtaining approval of the NDA could take years and require financing of amounts not presently available to us. If such financing is unavailable, we may have to materially limit or discontinue operations and/or liquidate assets.
     Phase II Cancer Study
In June 2007, the Therapeutic Products Division of Health Canada approved our clinical trial application for the use of AVR118 in cancer patients, and we commenced a clinical trial in patients with histologically confirmed malignancies who present with clinically demonstrable anorexia or anorexia-cachexia syndrome at Canadian centers which are recognized by the FDA as being fully compliant with U.S. clinical standards. In September 2007, we entered into an agreement with McGill University in Montreal, Quebec, Canada to conduct a Phase II open label study to examine the effect of a 4.0 ml subcutaneous dose of AVR118 on weight, appetite, performance status and other measures of quality of life in patients with recurrent advanced malignancies. Under the clinical trial, AVR118 will be administered daily for 28 days. Patients with favorable results may be eligible to continue for a longer period. Enrollment initially will include 14 patients. Pending review of preliminary data, there is a provision to increase enrollment to 30 patients.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 3.	RESEARCH AND DEVELOPMENT, CLINICAL TRIALS AND DRUG TESTING (Continued)
On October 3, 2007, we enrolled the first patient in the McGill University clinical study. To date, eight patients have consented to be enrolled in the study. Three failed the screening process. Of the five patients who entered therapy, one did not complete the study and four have completed the treatment protocol. Of these four patients, three elected to continue additional therapy and one is still active. Recruitment of patients for the study is ongoing. The agreement with McGill provides that we will pay approximately $5,000 Canadian Dollars (CDN) per patient completing the study. Total costs incurred through June 30, 2008 relating to this study at McGill were approximately $48,000.
     Wound Healing and Phase II Dermatological Study
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
In January 2007, we began the Phase II dermatological study using a topically applied spray of AVR123 as a wound healing agent. The Phase II dermatological study involves patients with common skin problems ranging from acne scars to surgical wounds, and will study how AVR123’s ability to promote tissue repair and regeneration can be put to use in the clinical setting, and analyze the efficacy of AVR123 as a topical therapy. The protocol for the dermatological study provides for 12-20 patients to be treated with AVR123. While there can be no assurances, preliminary findings from the study show that topical treatment with AVR123 appears to have clinical activity in reducing inflammation and redness associated with surgical incisions or dermatologic dermabrasion. The first cohort of patients examined underwent dermabrasion for the treatment of severe acne. Following the procedure, AVR123 was applied directly to one half of the inflamed facial tissue. The other half of the face remained untreated. A preliminary examination of five patients demonstrated visible improvement on the treated side of their face. The treated area showed less inflammation as well as a reduction in the redness and swelling of acne lesions. The second cohort of patients examined underwent plastic surgery that resulted in a minimum of two bilateral surgical incisions. AVR123 was applied topically to one wound and the second wound served as an untreated control. In early results from two patients, one patient demonstrated a decrease in inflammation on the treated side. No material progress has been made in the dermatological study since the second quarter of 2007 due to the illness and subsequent death of the principal investigator in August 2007. We are in discussions with a new principal investigator to continue the study. Total costs incurred through June 30, 2008 relating to this study were approximately $45,000.

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
In February 2006, we amended the protocol for the Phase I diabetes study to include an additional 12 patients at a dose of 1.0 ml of AVR118 given subcutaneously. The purpose of this study was to determine if a lower dose would produce a more pronounced effect on blood glucose levels. In May 2006, we completed enrollment of the first 30 patients on the 4.0 ml dosage portion of the study. In June 2006, we terminated further accrual of the patients on the 1.0 ml dosage after three patients had been accrued. Following an interim analysis of the 30 patients treated with the 4.0 ml dose as well as the additional three patients treated with the 1.0 ml dose, we concluded that: (i) AVR118 can be given safely to patients with Type 2 diabetes, and (ii) in contrast to previous reports, AVR118 had no apparent effects on blood glucose levels in patients receiving oral hypoglycemic therapies, and no demonstrable effect on blood chemistry, hematology, weight gain or lean body mass in Type 2 diabetes patients. The total costs incurred relating to this Phase I study was approximately $500,000.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 4.	STOCK-BASED COMPENSATION
     Stock Incentive Plan
The Advanced Viral Research Corp. 2007 Stock Incentive Plan (the “2007 Plan”) was approved by our stockholders at a special meeting of stockholders on March 21, 2007. The 2007 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, stock bonuses and restricted stock awards, restricted stock units, performance shares, performance units and other stock-based awards to employees, including officers, non-employee directors and consultants options to purchase our common shares at an exercise or stock price based on the market value of the shares on the date of grant. A maximum aggregate of 100,000,000 shares of common stock may be issued pursuant to stock options, rights or awards granted under the 2007 Plan. The 2007 Plan will terminate in March 2017 unless it is terminated earlier in accordance with the terms thereof.
On May 14, 2007, we granted stock options to purchase an aggregate of 10,675,000 shares of our common stock under the 2007 Plan at an exercise price of $0.05 for a period of five years to members of the Board of Directors in consideration for their service on the Board. In addition, on May 14, 2007, in connection with the new employment agreement with Mr. Elliston, our President and Chief Executive Officer, we granted Mr. Elliston stock options to purchase an aggregate of 40,000,000 shares of common stock under the 2007 Plan at exercise prices ranging from $0.05 to $0.08 for a period of five years from the vesting date.
     Stock Options Granted to Officers, Directors, Advisory Boards and Employees
From time to time, we have granted options to purchase common stock to officers, various members of the Board of Directors, Advisory Boards and employees for their services. The following is a summary of those options that have been recently granted.

		Weighted Average
	Total Options	Exercise Price
Outstanding at January 1, 2008	163,233,283	$0.1336
Granted	—	—
Exercised	—	—
Forfeited	(655,000)	(0.1071)
Expired unexercised	(52,821,603)	(0.2227)

Outstanding at June 30, 2008	109,756,680	$0.0909

Options exercisable at June 30, 2008	79,773,347	$0.0980

During the first six months of 2008, we recorded stock-based compensation in the amount of $256,917 compared with $193,863 for the first six months of 2007, substantially all of which pertained to options granted to our officers and directors during 2007 and 2004. At June 30, 2008 there was approximately $824,000 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.3 years.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 4.	STOCK-BASED COMPENSATION (Continued)
No stock options were granted or exercised during the six months ended June 30, 2008. Stock options to purchase 50,675,000 shares of our common stock were granted during the six months ended June 30, 2007.
The weighted-average remaining contractual terms of outstanding stock options and exercisable stock options at June 30, 2008 was 5.1 years and 4.5 years, respectively. The aggregate intrinsic value of outstanding stock options and exercisable stock options at June 30, 2008 was approximately $0.

NOTE 5.	COMMITMENTS AND CONTINGENCIES
     Potential Claim for Royalties
We may be subject to claims from certain third parties for royalties due on sale of AVR118. We have not as yet received any notice of claim from such parties.
     Lack of Patent Protection
We have determined that, given our cash resources, the cost to apply for and maintain patents in third world countries is not justified. Our strategy is to concentrate our efforts in the United States, Europe, Japan, Canada, Australia and in some cases China, which represents over 90% of the world’s pharmaceutical markets. Patent costs are expensed when incurred and therefore the cost of abandoned patents and patent applications has no effect on the financial statements. We presently hold 14 United States patents, and one patent each for Australia, Canada, China, Europe, Great Britain, Israel and Mexico. In addition, we have five patent applications pending with the U.S. Patent and Trademark Office and 25 foreign patent applications. We can give no assurance that other companies, having greater economic resources, will not be successful in developing a similar product. There can be no assurance that such patents, if obtained, will be enforceable.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 6.	SECURITIES PURCHASE AGREEMENTS
We are in the development stage and, as a development stage company, we have devoted significant time and resources to capital raising activities since our inception. Substantially all cash used by us thus far and continuing into the foreseeable future has been and is expected to be generated from the sale of our securities.
In 2007, we received net proceeds of $2,653,800 in connection with the sale to YA Global of an aggregate of $3,000,000 principal amount of our 9% convertible debentures. As of June 30, 2008, YA Global had converted an aggregate of $1,800,000 of our convertible debentures issued in 2007 for a total of 126,928,071 shares of our common stock, at conversion prices ranging from $0.0086 to $.0312.
In connection with the issuance of the convertible debentures, we issued to YA Global (i) warrants to purchase an aggregate of 48,076,923 shares of common stock through January 1, 2012 at an exercise price of $0.0312 per share; (ii) warrants to purchase an aggregate of 24,038,462 shares of common stock through July 24, 2012 at an exercise price equal to $0.0312 per share; and (iii) warrants to purchase 76,335,878 shares of common stock through July 24, 2012 at an exercise price of $0.0262 per share. In May 2007, YA Global exercised warrants to purchase 10,000,000 shares of our common stock at an exercise price of $0.0312 for $312,000. In accordance with certain anti-dilution provisions resulting from the December 2007 acquisition described in Note 3 above, the aggregate number of shares of common stock underlying the remaining warrants increased from 138,451,263 to 199,898,478 shares, and the exercise price of such warrants decrease to $0.0197 per share.
In June 2008, we reached an agreement with YA Global to amend the terms of the securities purchase agreement dated July 24, 2007. The amendment provided for the sale of the remaining $1,250,000 principal amount of our 9% Series B convertible debentures in four equal installments of approximately $313,000. The Series B debentures have a conversion price equal to the lesser of $0.0262 or 95% of the lowest volume weighted average price of our common stock during the thirty consecutive trading days immediately preceding the applicable conversion date.
We received net proceeds of $249,500, net of fees paid of $62,500, from the first installment which closed in June 2008 under this amended agreement. Subsequently, we received net proceeds of $313,000 from the second installment under this amended agreement on July 2, 2008. The third and fourth closings are subject to our material compliance with certain conditions relating to budget and the progress of our anticipated Phase II trial for wound healing in a dermatological study using a topical application of our product AVR123.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 6.	SECURITIES PURCHASE AGREEMENTS (Continued)
The following is a summary of our convertible debentures that were outstanding as of June 30, 2008, net of discounts, including accrued interest.

	Debenture	Discounts	Debentures	Discounts	Accrued
Date of Agreement	Issued	Recorded	Converted	Amortized	Interest	Total
January/February 2007	$1,500,000	$(1,375,748)	$(1,500,000)	$1,375,748	$0	$0
July 2007	1,812,000	(1,439,306)	(300,000)	633,838	123,235	829,767

Total	$3,312,000	$(2,815,054)	$(1,800,000)	$2,009,586	$123,235	$829,767

During the second quarter of 2008, YA Global converted a portion of the principal and interest on our convertible debentures, as follows:
•	On April 2, 2008, YA Global converted the remaining unpaid principal ($100,000) and interest ($83,651) accrued on the convertible debentures issued in February 2007 for a total of 21,354,730 shares of our common stock at a conversion price of $0.0086.

•	On April 29, 2008, YA Global converted $200,000 of our Series A convertible debentures issued in July 2007 for a total of 23,255,814 shares of our common stock at a conversion price of $0.0086.

•	On May 12, 2008, YA Global converted $100,000 of our Series A convertible debentures issued in July 2007 for a total of 11,627,907 shares of our common stock at a conversion price of $0.0086.
     Private Equity Line of Credit
On April 28, 2003, we entered into an equity line of credit with Cornell Capital Partners LP for a period of three years. The equity line of credit expired, unused, on April 28, 2006. All of the warrants to purchase 15,000,000 shares of our common stock issued in connection with the equity line of credit expired unexercised as of April 28, 2008.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 6.	SECURITIES PURCHASE AGREEMENTS (Continued)
     Warrants
From time to time, we have issued warrants to purchase common stock to various parties as part of a stock purchase agreement or a settlement. The following is a summary of those warrants that have been issued:

		Weighted Average
	Warrants	Exercise Price

Outstanding at December 31, 2007	243,707,845	$0.035
Granted	—
Exercised	—
Expired unexercised	(23,939,500)	$0.104

Outstanding at June 30, 2008	219,768,345	$0.029

Warrants exercisable at June 30, 2008	219,768,345	$0.029

NOTE 7.	DISCONTINUED OPERATIONS
During 2002, the Board of Directors approved a plan to sell our Bahamian subsidiary, Advance Viral Research, Ltd. SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale to be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented were reclassified as discontinued operations. The following table details the amounts reclassified to discontinued operations:

					Inception
	Three Months		Six Months		(February 20, 1984)
	Ended June 30,		Ended June 30,		to June 30,
	2008	2007	2008	2007	2008

Revenues	$—	$—	$—	$—	$—

Costs and Expenses:
General and administrative	966	1,016	5,410	4,502	1,386,661
Depreciation	—	—	—	—	316,737

	966	1,016	5,410	4,502	1,703,398

Other Income	—	—	—	—	140,020

Loss from discontinued operations	($966)	($1,016)	($5,410)	($4,502)	($1,563,378)

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 8.	RECENT ACCOUNTING PRONOUNCEMENTS
In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) to enhance disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for all financial statements issued in fiscal years and interim periods beginning after November 15, 2008 and early application is encouraged. SFAS 161 also encourages but does not require comparative disclosures for earlier periods at initial adoption. As we do not currently engage in derivative transactions or hedging activities, we do not anticipate any significant financial statement disclosure impact as a result of its evaluation of SFAS 161.
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
In December 2007, the FASB issues SFAS 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”), This Statement changes the way the consolidated income statement is presented. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. Currently, net income attributable to the non-controlling interest generally is reported as an expense or other deduction in arriving at consolidated net income. It also is often presented in combination with other financial statement amounts. SFAS 160 results in more transparent reporting of the net income attributable to the non-controlling interest. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not believe SFAS 160 will have a material impact on its financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)

NOTE 8.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)
In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We adopted SFAS No. 159 on January 1, 2008 and there was no impact on the consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. Management believes the adoption of this pronouncement on January 1, 2008 did not have a material impact on our consolidated financial statements.

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
     Since our incorporation in July 1985, we have been engaged primarily in research and development activities. We have never generated material operating revenue, and as of June 30, 2008, we had incurred a cumulative net loss of approximately $79,084,000. Our ability to generate operating revenue depends upon our success in gaining approval for the commercial use and distribution of AVR118 from the Food and Drug Administration (FDA).
     Our offices are located at 6 Executive Plaza, Suite 283, Yonkers, New York 10701. Our telephone number is (914) 376-7383. We have also established a website: www.adviral.com. Information contained on our website is not a part of this report.

Research and Development
     The costs relating to our research and development efforts for the years 2002 to 2007 and the three and six months ended June 30, 2008 are presented below. Since the first quarter of 2007, our expenditures for research and development have increased significantly over each subsequent quarter (from $186,000 as of March 31, 2007 to $250,000 as of June 30, 2008), primarily due to increased salary expenses associated with the appointment of Vincent Gullo, PhD as our Chief Scientific Officer, and Dallas Hughes, PhD as our Vice President, Research.
COSTS RELATING TO RESEARCH AND DEVELOPMENT EFFORTS
FROM JANUARY 2002 THROUGH JUNE 30, 2008

	2002-2007	3 Months	6 Months	2002-2008
COST CATEGORY	Costs	6/30/08	6/30/08	To Date
Hospital fees
Phase I (topical)	254,246	—	—	254,246
Phase I/II AIDS (Israel)	140,500	—	—	140,500
Phase I leukemia/lymphoma (Israel)	19,000	—	—	19,000
Phase I solid tumor (Israel)	8,000	—	—	8,000
Phase 11 cancer study (US)	115,002	—	—	115,002
Phase 11 cancer study (Canada)	34,000	4,000	14,000	48,000
Phase I Diabetes	250,156	—	—	250,156
In-vitro	41,868	—	—	41,868
Anti-Inflammatory	7,542	—	—	7,542
Wound Healing / Dermatological study	48,587	150	(3,200)	45,387
Lab fees	138,292	5,427	5,427	143,719
Insurance cost	127,137	6,250	12,500	139,637

TOTAL CLINICAL FEES	1,184,330	15,827	28,727	1,213,057

IND preparation/maintenance	286,209	—	—	286,209
CRO clinical trial management				—
Phase I (topical)	47,527	—	—	47,527
Phase I/II AIDS (Israel)	1,441,806	—	—	1,441,806
Argentina patient experiences	253,168	—	—	253,168

Data management & study reports	932,163	—	—	932,163
Clinical & Regulatory consulting	2,388,849	4,500	9,000	2,397,849

TOTAL CLINICAL/REGULATORY OPERATIONS	5,349,722	4,500	9,000	5,358,722

General lab supplies	1,189,130	2,404	9,658	1,198,788
Toxicology	197,135	—	—	197,135
Contracted R&D	617,368	—	—	617,368
Validation	705,249	—	—	705,249
Drug preparation and support	1,982,421	—	—	1,982,421
Salary & Facility allocations	8,764,176	227,340	469,784	9,233,960
R & D Travel Expenses	37,720	—	—	37,720

TOTAL PRECLINICAL RESEARCH & DEVELOPMENT	13,493,199	229,744	479,442	13,972,641

TOTAL RESEARCH AND DEVELOPMENT	20,027,251	250,071	517,169	20,544,420

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

     In January 2007, we began the Phase II dermatological study using a topically applied spray of AVR123 as a wound healing agent. The Phase II dermatological study involves patients with common skin problems ranging from acne scars to surgical wounds, and will study how AVR123’s ability to promote tissue repair and regeneration can be put to use in the clinical setting, and analyze the efficacy of AVR123 as a topical therapy. The protocol for the dermatological study provides for 12-20 patients to be treated with AVR123. While there can be no assurances, preliminary findings from the study show that topical treatment with AVR123 appears to have clinical activity in reducing inflammation and redness associated with surgical incisions or dermatologic dermabrasion. The first cohort of patients examined underwent dermabrasion for the treatment of severe acne. Following the procedure, AVR123 was applied directly to one half of the inflamed facial tissue. The other half of the face remained untreated. A preliminary examination of five patients demonstrated visible improvement on the treated side of their face. The treated area showed less inflammation as well as a reduction in the redness and swelling of acne lesions. The second cohort of patients examined underwent plastic surgery that resulted in a minimum of two bilateral surgical incisions. AVR123 was applied topically to one wound and the second wound served as an untreated control. In early results from two patients, one patient demonstrated a decrease in inflammation on the treated side. No material progress has been made in the dermatological study since the second quarter of 2007 due to the illness and subsequent death of the principal investigator in August 2007. We are in discussions with a new principal investigator to continue the study. Total costs incurred through June 30, 2008 relating to this study were approximately $45,000.
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
     On October 3, 2007, we enrolled the first patient in the McGill University clinical study. To date, eight patients have consented to be enrolled in the study. Three failed the screening process. Of the five patients who entered therapy, one did not complete the study and four have completed the treatment protocol. Of these four patients, three elected to continue additional therapy and one is still active. Recruitment of patients for the study is ongoing. The agreement with McGill provides that we will pay approximately $5,000 Canadian Dollars (CDN) per patient completing the study. Total costs incurred through June 30, 2008 relating to this study at McGill were approximately $48,000.
Scientific Advisory Board
     On April 29, 2008, we established a Scientific Advisory Board consisting of James T. D’Olimpio, M.D., FACP and Professor Jürgen Christian Becker, M.D., Ph.D. to advise us and our Board of Directors with respect to our efforts to develop and advance our operations. Dr. D’Olimpio is currently Director of Supportive Oncology, Pain and Symptom Management at the North Shore University Hospital in Manhasset, NY. Dr. Becker is Professor of Dermatology and Immunology at the Julius-Maximilians-University in Würzburg, Germany, and is Deputy Director of the Department of Dermatology at the University of Würzburg. The Scientific Advisory Board has held no meetings since its inception and no compensation has been paid by the Company to the members.

Going Concern
     The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we have incurred accumulated net losses of $79,083,785 since inception and are dependent upon registration for sale of AVR118, AVR123 and any other product we may develop before we can begin commercial operations. Conducting the clinical trials of AVR118, AVR123 will require significant cash expenditures. AVR118, AVR123 as well as any other product we may develop may never be approved for commercial distribution by any country. Because our research and development expenses and clinical trial expenses will be charged against earnings for financial reporting purposes, we expect that losses from operations will continue to be incurred for the foreseeable future.
     Our available cash resources are sufficient to satisfy our capital requirements through August 2008, assuming no stock options or warrants are exercised for cash and we sell no additional securities for cash. We have requested and certain of our employees have agreed (Stephen Elliston, our Chief Executive Officer and President and Vincent Gullo, our Chief Scientific Officer) to defer their salaries commencing in August 2008 until we obtain additional financing. With the deferral of these salaries, we will have available cash resources to satisfy our capital requirements through September 2008. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all.
     In June 2008, we reached an agreement with YA Global Investments, L.P. (formerly known as Cornell Capital Partners, L.P.) (“YA Global”) to amend the terms of a securities purchase agreement we entered July 24, 2007. The amendment provided for the sale of the remaining $1,250,000 principal amount of our three year 9% Series B convertible debentures in four equal installments. The Series B debentures have a conversion price equal to the lesser of $0.0262 or 95% of the lowest volume weighted average price of our common stock during the thirty consecutive trading days immediately preceding the applicable conversion date. We received net proceeds of $249,500 from the first installment under this amended agreement on June 6, 2008. We received net proceeds of $313,000 from the second installment under this amended agreement on July 2, 2008. The third and fourth closings are subject to our material compliance with certain conditions relating to budget and the progress of our anticipated Phase II trial for wound healing in a dermatological study using a topical application of our product AVR123.
     Without the prior written consent of YA Global, while the debentures are outstanding, we are restricted by the terms of the convertible debentures from, among other things, issuing or selling our securities without consideration or for a per share price less than $.0262. In addition, the warrants issued to YA Global contain certain anti-dilution adjustments which are triggered if we issue shares of our common stock or issue convertible securities which are convertible into shares of our common stock at a per share purchase price of less than $.0197.
     If additional sufficient capital cannot be obtained on terms reasonably acceptable to us, we will be forced to discontinue our business operations and/or take other actions which could be detrimental to our business prospects and which may result in events which could be materially adverse to us.
     If we cease operations, we could be deemed to be in default of our obligations under the terms of our convertible debentures issued to YA Global, in which case, YA Global may elect to declare the full principal amount of the outstanding convertible debentures, together with interest and other amounts owing in respect thereof, immediately due and payable in cash or in our common stock. Our obligations under the convertible debentures are secured by a first priority security interest in all of our assets, and upon an event of default, YA Global will have the right to, among other things, seize such assets in accordance with the terms of the convertible debentures.

     These conditions raise substantial doubt as to our ability to continue as a going concern. It is unlikely that we will be able to sustain our operations until FDA approval of our products for commercial sale is granted, and there is no assurance that the approval will ever be granted.
RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 VS. JUNE 30, 2007.
     For the three months and six months ended June 30, 2008 we incurred losses from continuing operations of $1,009,000 and $1,526,000, compared to $2,087,000 and $2,484,000 for the three and six months ended June 30, 2007. Our losses were attributable primarily to:
     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses for the three months ended June 30, 2008 increased 32% to $250,000 compared to $189,000 for the three months ended June 30, 2007. Research and development expenses for the six months ended June 30, 2008 increased 38% to $517,000 compared to $375,000 for the six months ended June 30, 2007. The change in research and development expenses primarily resulted from:
•	Expenditures relating to salaries, benefits and facilities were $227,000 vs. $157,000 for the three months ended June 30, 2008 and 2007, respectively. Research and development expenditures relating to salaries, benefits and facilities were $469,000 vs. $319,000 for the six months ended June 30, 2008 and 2007, respectively. This increase was due to the additional salary expenses for Vincent Gullo, Chief Scientific Officer, Dallas Hughes, VP Research and Yuri Dunayevskiy, our Research Fellow, which commenced in December 2007. For the three months ended June 30, 2008 and 2007, 67% and 53%, respectively, of our payroll and related expenses were allocated to research and development expenses. For the six months ended June 30, 2008 and 2007, 68% and 53%, respectively, of our payroll and related expenses were allocated to research and development expenses, and

•	Clinical testing fees were $16,000 vs. $15,000 for the three months ended June 30, 2008 and 2007, respectively. Clinical testing fees were $29,000 vs. $26,000 for the six months ended June 30, 2008 and 2007, respectively. The costs incurred in 2008 were primarily attributable to the Phase II cancer/cachexia trial at McGill University in Canada, while the costs incurred in 2007 were primarily attributable to the wound healing studies.
     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased 31% to $309,000 from $448,000 for the three months ended June 30, 2008 and 2007, respectively. General and administrative expense decreased 12% to $943,000 from $1,072,000 for the six months ended June 30, 2008 and 2007, respectively The changes in general and administrative expenses primarily resulted from:
•	Expenditures relating to salaries, benefits and facilities were $110,000 vs. $140,000 for the three months ended June 30, 2008 and 2007, respectively, and $225,000 and $281,000 for the six months ended June 30, 2008 and 2007, respectively. The decrease was primarily due to the reduction in rent and utility expense in 2008 associated with our relocation to a smaller facility in January 2008;

•	Costs associated with stockholders’ meetings and proxy statements were $0 for the three months ended June 30, 2008 vs. $3,000 for the three months ended June 30, 2007 and $0 vs. $97,000 for the six months ended June 30, 2008 and 2007 respectively, in connection with our stockholders’ meeting held in March 2007;

•	Decreased professional expenses of $95,000 for the three months ended June 30, 2008 compared with $133,000 for the three months ended June 30, 2007 and $196,000 for the six months ended June 30, 2008 compared with $293,000 for the six months ended June 30, 2007;
     DEPRECIATION AND AMORTIZATION EXPENSE Depreciation and amortization expense decreased 34% to $4,000 vs. $6,000 for the three months ended June 30, 2008 and 2007 and decreased 40% to $9,000 vs. $15,000 for the six months ended June 30, 2008 and 2007 respectively. This decrease for the comparative periods was due to assets acquired in prior years that were fully depreciated in 2008 and that certain assets were sold prior to our relocation to smaller facilities in January 2008.
     OTHER INCOME. Interest income decreased 70% to $3,000 vs. $10,000 for the three months ended June 30, 2008 and 2007, respectively and decreased 48% to $13,000 vs. $25,000 for the six months ended June 30, 2008 and 2007 as a result of decreased cash balances invested in money market accounts. Interest expense decreased by 50% to $449,000 in 2008 from $893,000 in 2007 and decreased by 40% to $631,000 in 2008 from $1,047,000 in 2007. The decrease was primarily attributable to decreased interest expense associated with convertible debentures, the beneficial conversion feature on the debentures and amortization of warrant costs.
     Interest expense for the three months ended June 30, 2008 and 2007 was comprised primarily of
•	amortization of the beneficial conversion feature on convertible debentures of $179,000 vs. $406,000;

•	amortization of warrants relating to the issuance of convertible debentures of $186,000 vs. $360,000;

•	interest expense associated with convertible debentures of $30,000 vs. $29,000 and

•	loan costs associated with convertible debt of $53,000 vs. $97,000.
Interest expense for the six months ended June 30, 2008 and 2007 was comprised primarily of
•	amortization of the beneficial conversion feature on convertible debentures of $232,000 vs. $467,000;

•	amortization of warrants relating to the issuance of convertible debentures of $262,000 vs. $412,000;

•	interest expense associated with convertible debentures of $67,000 vs. $55,000;

•	loan costs associated with convertible debt of $69,000 vs. $111,000.
     LOSS FROM CONTINUING OPERATIONS. Losses from continuing operations decreased 33% to $1,009,000 vs. $1,526,000 for the three months ended June 20, 2008 and 2007, respectively and decreased 16% to $2,087,000 vs. $2,484,000 for the six months ended June 20, 2008 and 2007, respectively. The change for the comparable periods was primarily due to decreases in interest expenses.

     LOSS FROM DISCONTINUED OPERATIONS. Losses from discontinued operations remained unchanged for the three and six months ended June 30, 2008 and 2007, respectively, which losses resulted from our 99% owned Bahamian subsidiary, Advance Viral Research Ltd. held for sale. During 2002, our Board of Directors approved a plan to sell Advance Viral Research Ltd.
     REVENUES. We had no revenues for the three months or six months ended June 30, 2008 and 2007.
LIQUIDITY
     As of June 30, 2008, we have current assets of $550,000 compared to $1,527,000 as of December 31, 2007. We had total assets of $1,364,000 at June 30, 2008 compared to $2,404,000 at December 31, 2007. The decrease in current and total assets was primarily attributable to the use of cash to fund current operations. We had current liabilities of $146,000 as of June 30, 2008, compared to $224,000 as of December 31, 2007. We had long term debt of $830,000 as of June 30, 2008 compared to $440,000 as of December 31, 2007. This debt represents convertible debentures including earned interest of $123,000 offset by deferred discount on the convertible debentures of $805,000 relating to the financing with YA Global during the first six months ending June 30, 2008.
     During the six months ended June 30, 2008 we used cash of $1,391,000 for operating activities, compared to $1,294,000 during the six months ended June 30, 2007. During the six months ended June 30, 2008, our expenses included:
•	$646,000 for payroll and related costs primarily for administrative staff, scientific personnel and executive officers;

•	$196,000 for other professional and consulting fees

•	$48,000 for rent and utilities for our Yonkers facility; and

•	$60,000 in consulting costs.

•	$154,000 for insurance costs; and

•	$25,000 for expenditures for AVR118 research;
     During the six months ended June 30, 2008, we used $28,000 for investing activities related to leasehold improvements compared to $2,000 during the six months ended June 30, 2007.
     During the six months ended June 30, 2008, $250,000 was provided by financing activities, compared to $1,636,000 for the six months ended June 30, 2007, which decrease related to the issuance and sale of convertible debentures in the aggregate principal amount of $312,000 for the six months ended June 30, 2008 vs. $1,500,000 for the six months ended June 30, 2007. See “Capital Resources.”
     We have no off-balance sheet transactions.
CAPITAL RESOURCES
     We have been and continue to be dependent upon the proceeds from the sale of our securities for the funds required to fund operations. These conditions raise substantial doubt as to our ability to continue as a going concern. No assurance can be given that we will be able to sustain our operations until FDA approval of AVR118 for commercial sale is granted or that any approval will ever be granted. We are currently seeking equity and debt financing, and exploring the sale of certain assets. If such financing is unavailable, we will suspend our operations and/or liquidate assets.

     Our available cash resources are sufficient to satisfy our capital requirements through August 2008, assuming no stock options or warrants are exercised for cash and we sell no additional securities for cash. We have requested and certain of our employees have agreed (Stephen Elliston, our Chief Executive Officer and President and Vincent Gullo, our Chief Scientific Officer) to defer their salaries commencing in August 2008 until we obtain additional financing. With the deferral of these salaries, we will have available cash resources to satisfy our capital requirements through September 2008. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all.
     In June 2008, we reached an agreement with YA Global to amend the terms of a securities purchase agreement we entered July 24, 2007. The amendment provided for the sale of the remaining $1,250,000 principal amount of our three year 9% Series B convertible debentures in four equal installments. The Series B debentures have a conversion price equal to the lesser of $0.0262 or 95% of the lowest volume weighted average price of our common stock during the thirty consecutive trading days immediately preceding the applicable conversion date. We received net proceeds of $249,500 from the first installment under this amended agreement on June 6, 2008. We received net proceeds of $313,000 from the second installment under this amended agreement on July 2, 2008. The third and fourth closings are subject to our material compliance with certain conditions relating to budget and the progress of our anticipated Phase II trial for wound healing in a dermatological study using a topical application of our product AVR123.
     Without the prior written consent of YA Global, while the debentures are outstanding, we are restricted by the terms of the convertible debentures from, among other things, issuing or selling our securities without consideration or for a per share price less than $.0262. In addition, the warrants issued to YA Global contain certain anti-dilution adjustments which are triggered if we issue shares of our common stock or issue convertible securities which are convertible into shares of our common stock at a per share purchase price of less than $.0197.
     If additional sufficient capital cannot be obtained on terms reasonably acceptable to us, we will be forced to discontinue our business operations and/or take other actions which could be detrimental to our business prospects and which may result in events which could be materially adverse to us.
     If we cease operations, we could be deemed to be in default of our obligations under the terms of our convertible debentures issued to YA Global, in which case, YA Global may elect to declare the full principal amount of the outstanding convertible debentures, together with interest and other amounts owing in respect thereof, immediately due and payable in cash or in our common stock. Our obligations under the convertible debentures are secured by a first priority security interest in all of our assets, and upon an event of default, YA Global will have the right to, among other things, seize such assets in accordance with the terms of the convertible debentures.
     These conditions raise substantial doubt as to our ability to continue as a going concern. It is unlikely that we will be able to sustain our operations until FDA approval of our products for commercial sale is granted, and there is no assurance that the approval will ever be granted.

Private Placements
     In June 2008, we reached an agreement with YA Global to amend the terms of a securities purchase agreement we entered July 24, 2007. The amendment provided for the sale of the remaining $1,250,000 principal amount of our three year 9% Series B convertible debentures in four equal installments. The Series B debentures have a conversion price equal to the lesser of $0.0262 or 95% of the lowest volume weighted average price of our common stock during the thirty consecutive trading days immediately preceding the applicable conversion date. We received net proceeds of $249,500 from the first installment under this amended agreement on June 6, 2008. We received net proceeds of $313,000 from the second installment under this amended agreement on July 2, 2008. The third and fourth closings are subject to our material compliance with certain conditions relating to budget and the progress of our anticipated Phase II trial for wound healing in a dermatological study using a topical application of our product AVR123.
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
     As of June 30, 2008, YA Global had converted an aggregate of $1,800,000 of our convertible debentures issued in 2007 for a total of 126,928,071 shares of our common stock, at conversion prices ranging from $0.0086 to $.0312. In addition, YA Global exercised warrants to purchase 10,000,000 shares of our common stock at an exercise price of $0.0312 for $312,000.
     In addition, during the six months ended June 30, 2008, YA Global converted the remaining unpaid principal ($100,000) and interest ($83,651) accrued on the convertible debentures issued in February 2007 on April 2, 2008 for a total of 21,354,730 shares of our common stock at a conversion price of $0.0086. On April 29, 2008, YA Global converted $200,000 of our Series A Convertible Debentures issued in July 2007 for a total of 23,255,814 shares of our common stock at a conversion price of $0.0086. On May 12, 2008, YA Global converted $100,000 of our Series A Convertible Debentures issued in July 2007 for a total of 11,627,907 shares of our common stock at a conversion price of $0.0086.
Outstanding Securities
     In March 2007 we amended and restated our Certificate of Incorporation to (i) increase the number of authorized shares of our common stock to 2 billion shares; (ii) authorize the issuance of up to 50 million shares of blank check preferred stock; and (iii) make certain conforming amendments to the headings, terminology and numbering of the provisions therein.
     In addition to the 846.2 million shares of our common stock outstanding as of August 13, 2008, we have reserved for issuance approximately 388.0 million shares upon the conversion or exercise of currently outstanding convertible debentures, stock options and warrants. If all of the foregoing securities were fully issued, exercised and/or converted, as the case may be, we would receive proceeds of approximately $14.2 million, and we would have approximately 1.2 billion shares of common stock outstanding. The sale or availability for sale of this number of shares of common stock in the public market could depress the market price of the common stock. Additionally, the sale or availability for sale of this number of shares may lessen the likelihood that additional equity financing will be available to us, on favorable or unfavorable terms. Furthermore, the sale or availability for sale of this number of shares could limit the annual amount of net operating loss carryforwards that could be utilized.

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
     We expect to incur significant expenditures relating to operating expenses and expenses relating to regulatory filings, and clinical trials for AVR118. We currently do not have cash availability to meet our anticipated expenditures. We anticipate that we can continue operations through September 2008 with our current liquid assets, assuming deferral of certain of our employees’ salaries and if no stock options or warrants are exercised for cash or additional securities are sold for cash.
     Any proceeds received from the exercise of outstanding options or warrants will contribute to working capital and increase our budget for research and development and clinical trials and testing, assuming AVR118 receives subsequent approvals to justify such increased levels of operation. The recent prevailing market price for shares of common stock has from time to time been below the exercise prices of certain of our outstanding options or warrants. As such, recent trading levels may not be sustained nor may any additional options or warrants be exercised. If none of the outstanding options or warrants is exercised, and we obtain no other additional financing, we will discontinue operations.
     We are currently seeking debt financing, licensing agreements, joint ventures and other sources of financing, but the likelihood of obtaining such financing on favorable terms is uncertain. To complete the full range of testing necessary to commercially offer AVR118, AVR123 or any other product, we will need substantially more capital. We are uncertain whether debt or equity financing will be readily obtainable or whether it will be on favorable terms. Because of the large uncertainties involved in the FDA approval process for commercial drug use on humans and our lack of access to capital, it is highly probable that we will never be able to sell AVR118, AVR123 or any products we may develop commercially.

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
     Under the supervision and with the participation of certain members of our management, including our Chief Executive Officer and Acting Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that, our disclosure controls and procedures at June 30, 2008 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. During the quarter ended June 30, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.
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

ADVANCED VIRAL RESEARCH CORP.
Date: August 14, 2008	/s/ Stephen M. Elliston
Stephen M. Elliston President and
Chief Executive Officer

/s/ Martin Bookman
Martin Bookman, Acting Chief Financial Officer
(Principal Financial and Accounting Officer)