Form 10-Q
period 2008-09-30
ADVANCED VIRAL RESEARCH CORP
filed 2008-11-14
CIK 786623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 000-18293
ADVANCED VIRAL RESEARCH CORP.
(Exact name of registrant as specified in its charter)

Delaware	59-2646820

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Six Executive Plaza, Suite 283, Yonkers, New York	10701

Address of principal executive offices)	Zip Code
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
The number of shares of the registrant’s Common Stock outstanding as of November 13, 2008: 880,710,428

PART I. FINANCIAL INFORMATION	1

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)	1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

ITEM 4T. CONTROLS AND PROCEDURES	29

PART II. OTHER INFORMATION	30

ITEM 6. EXHIBITS	30
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-31.1
EX-31.2
EX-32.1
EX-32.2
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

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$232,769	$1,450,967
Prepaid insurance	212,144	48,361
Other current assets	19,211	27,501

Total current assets	464,124	1,526,829

Property and Equipment, Net	15,363	18,307
Assets Held for Sale	140,110	112,319
Intangible Assets	495,884	500,000
Other Assets	133,705	246,993

Total assets	$1,249,186	$2,404,448

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$78,297	$83,483
Accrued liabilities	248,079	140,127

Total current liabilities	326,376	223,610

Long Term Debt
Convertible Debenture — Net of discounts, including accrued interest	1,280,671	440,125

Commitments, Contingencies and Subsequent Events

Stockholders’ Equity:
Common Stock, $0.00001par value:
2,000,000,000 shares authorized, 846,227,669 and 798,989,218 shares issued and outstanding as of September 30, 2008 and December 31, 2007	8,462	7,900

Undesignated preferred stock, $0.00001 par value:
50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2008 and December 31, 2007	—	—
Additional paid-in capital	79,597,073	78,723,827
Deficit accumulated during the development stage	(79,963,396)	(76,991,014)

Total stockholders’ equity	(357,861)	1,740,713

Total liabilities and stockholders’ equity	$1,249,186	$2,404,448

See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

					Inception
	Three Months Ended		Nine Months Ended		(February 20,
	September 30,		September 30,		1984) to
					September 30,
	2008	2007	2008	2007	2008

Revenues	$—	$—	$—	$—	$231,892

Costs and Expenses:
Research and development	231,522	150,101	748,691	525,007	26,308,346
General and administrative	482,707	524,257	1,425,234	1,596,557	35,991,881
Cost in connection with settlement of distribution agreement	—	—	—	—	687,005
Depreciation and amortization	3,911	5,338	12,850	20,181	4,347,879
Impairment charge — patent cost	—	—	—	—	1,081,085

	718,140	679,696	2,186,775	2,141,745	68,416,196

Loss from Operations	(718,140)	(679,696)	(2,186,775)	(2,141,745)	(68,184,304)

Other Income (Expense):
Interest income	1,806	16,947	14,375	42,138	1,383,197
Other income	—	—	—	—	120,093
Interest expense	(162,238)	(192,093)	(793,533)	(1,238,969)	(11,415,465)
Severance expense — former directors	—	—	—	—	(302,500)

	(160,432)	(175,146)	(779,158)	(1,196,831)	(10,214,675)

Loss from Continuing Operations	(878,572)	(854,842)	(2,965,933)	(3,338,576)	(78,398,979)
Loss from Discontinued Operations	(1,039)	(965)	(6,449)	(5,467)	(1,564,417)

Net Loss	$(879,611)	$(855,807)	$(2,972,382)	$(3,344,043)	$(79,963,396)

Net Loss Per Common Share
Basic and Diluted:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	846,227,669	739,705,158	823,641,575	715,247,235

See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
	Nine Months Ended		(February 20,
	September 30,		1984) to
			September 30,
	2008	2007	2008
Cash Flows from Operating Activities:
Net loss	$(2,972,382)	$(3,344,043)	$(79,963,396)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	12,850	20,181	4,958,656
Impairment charge — patent cost	—	—	1,081,085
Gain on sale of fixed assets	—	(102,778)	(111,377)
Interest accrued on convertible debentures	108,434	94,882	248,131
Cost in connection with settlement of distribution agreement	—	—	687,005
Amortization of debt issuance costs	93,369	131,748	1,597,914
Amortization of deferred interest costs on beneficial conversion feature of convertible debenture	267,873	525,815	6,471,593
Amortization of discount on warrants	322,889	482,305	2,739,763
Amortization of discount on warrants — consulting services	—	—	230,249
Amortization of deferred compensation cost	—	—	760,500
Issuance of common stock for debenture interest	—	—	237,486
Issuance of common stock for services	—	—	1,586,000
Compensation expense for options and warrants	390,158	414,146	5,068,651
Changes in operating assets and liabilities:
(Increase) decrease in other current assets	(161,460)	(85,624)	(257,084)
Increase (decrease) in other assets	82,420	(966)	(750,737)
Increase (decrease) in accounts payable and accrued liabilities	102,766	(64,245)	332,577

Total adjustments	1,219,299	1,415,464	24,880,412

Net cash used by operating activities	(1,753,083)	(1,928,579)	(55,082,984)

Cash Flows from Investing Activities:
Purchase of investments	—	—	(6,542,979)
Proceeds from sale of fixed assets	—	116,328	124,929
Proceeds from sale of investments	—	—	6,292,979
Patent costs incurred	—	—	(1,239,119)
Acquisition of property and equipment	(27,615)	(3,132)	(4,437,681)

Net cash used by investing activities	(27,615)	113,196	(5,801,871)

Cash Flows from Financing Activities:
Proceeds from exercise of warrants		312,000	312,000
Proceeds from issuance of convertible debt	562,500	2,653,800	17,785,688
Proceeds from sale of securities, net of issuance costs	—	—	43,410,584
Proceeds from common stock subscribed but not issued	—	—	1,163,900
Proceeds from exercise of stock options		—	9,000
Payments under litigation settlement	—	—	(1,050,647)
Payments under capital lease	—	—	(420,581)
Payments on note payable	—	—	(111,320)
Recovery of subscription receivable written off	—	—	19,000

Net cash provided by financing activities	562,500	2,965,800	61,117,624

Net Increase (Decrease) in Cash and Cash Equivalents	(1,218,198)	1,150,417	232,769

Cash and Cash Equivalents, Beginning	1,450,967	1,042,279	—

Cash and Cash Equivalents, Ending	$232,769	$2,192,696	$232,769

Supplemental Disclosure of Non-Cash Financing Activities:
Cash paid during the year for interest	$966	$4,217

See notes to consolidated financial statements.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements as of September 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position as of September 30, 2008 and results of operations and cash flows for the three and nine months ended September 30, 2008 and 2007. All such adjustments are of a normal recurring nature. Certain general and administrative expenses from inception relating to consulting services were reclassified to compensation expense for options and warrants to be consistent with current presentation.
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
NOTE 2. GOING CONCERN
The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we have incurred accumulated net losses of $79,963,396 since inception and are dependent upon registration of AVR118, AVR123 and our other products for sale before we can begin commercial operations. Conducting the clinical trials of AVR118, AVR123 will require significant cash expenditures. AVR118, AVR123 as well as any other product we may develop may never be approved for commercial distribution by any country. Because our research and development expenses and clinical trial expenses will be charged against earnings for financial reporting purposes, we expect that losses from operations will continue to be incurred for the foreseeable future.
As of October 2008, six of our seven employees agreed to defer 60% of their salaries until we receive additional funding (one administrative employee continues to receive full salary). Prior to this arrangement, in August 2008, four of these employees (Stephen Elliston, our Chief Executive Officer and President, Vincent Gullo, our Chief Scientific Officer, Dallas Hughes, our VP Research and Yuri Dunayevskiy, our Research Fellow) agreed to defer their salaries until we received additional funding. In October 2008, we received net proceeds of $249,500 from the sale of a secured convertible debenture in the principal amount of $312,000. With the deferral of these salaries and the sale of the debenture in October 2008, our available cash resources are sufficient to satisfy our capital requirements through December 2008, assuming no stock options or warrants are exercised for cash and we sell no additional securities for cash. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)
NOTE 2. GOING CONCERN (Continued)
In June 2008, we reached an agreement with YA Global Investments, L.P. (formerly known as Cornell Capital Partners, L.P.) (“YA Global”) to amend the terms of a securities purchase agreement we entered July 24, 2007. The amendment provided for the sale of the remaining $1,250,000 principal amount of our three year 9% Series B convertible debentures in four equal installments. The Series B debentures have a conversion price equal to the lesser of $0.0262 or 95% of the lowest volume weighted average price of our common stock during the thirty consecutive trading days immediately preceding the applicable conversion date. We received net proceeds of $249,500 from the first installment under this amended agreement on June 6, 2008. We received net proceeds of $313,000 from the second installment under this amended agreement on July 2, 2008. In October, we received the third installment of $249,500 under this amended agreement upon the enrollment of the first patient in the Phase IIb efficacy study for AVR123 in wound healing. As was the case with the prior three closings, the fourth and final closing under the amended agreement is subject to our material compliance with certain conditions relating to budget and the progress of our Phase IIb trial for wound healing in a dermatological study using a topical application of our product AVR123.
Without the prior written consent of YA Global, while the debentures are outstanding, we are restricted by the terms of the convertible debentures from, among other things, issuing or selling our securities without consideration or for a per share price less than $0.0262. In addition, the warrants issued to YA Global contain certain anti-dilution adjustments which are triggered if we issue shares of our common stock or issue convertible securities which are convertible into shares of our common stock at a per share purchase price of less than $.0197.
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
We are currently seeking debt financing, licensing agreements, joint ventures and other sources of financing, but the likelihood of obtaining such financing on favorable terms is uncertain. To complete the full range of testing necessary to offer AVR118, AVR123 or any other product commercially, we will need substantially more capital. We are uncertain whether debt or equity financing will be readily obtainable or whether it will be on favorable terms. Because of the large uncertainties involved in the FDA approval process for commercial drug use on humans and our lack of access to capital, it is highly probable that we will never be able to sell AVR118, AVR123 or any products we may develop commercially.
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
Phase II Cancer/Cachexia Study
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
On October 3, 2007, we enrolled the first patient in the McGill University clinical study. To date, twelve patients have consented to be enrolled in the study. Four failed the screening process. Of the eight patients who entered therapy, two did not complete the study, one is still active and five have completed the treatment protocol for the first 28 days of treatment. Of these five patients, four elected to continue additional therapy, three have completed the additional therapy and one is still active. Recruitment of patients for the study is ongoing. The agreement with McGill provides that we will pay approximately $5,000 Canadian Dollars per patient completing the study. Total costs incurred through September 30, 2008 relating to this study at McGill were approximately $55,000.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)
NOTE 3. RESEARCH AND DEVELOPMENT, CLINICAL TRIALS AND DRUG TESTING
(Continued)
Wound Healing and Phase II Dermatological Study
In April 2006, we commenced a study at the University of Miami to test preliminarily the efficacy of applying a topical version of AVR118 (AVR123), to wounds in pigs. A report received from the University of Miami in August 2006 analyzing the data from the three-pig study indicated that the topical application of AVR123 accelerates the rate at which wounds heal. Although preliminary, we believed that further study was merited. Based on the results from the August 2006 report from the University of Miami, we filed an amendment with the FDA to our existing IND to expand the use of AVR123 to include a Phase II dermatological study involving topical therapy. We believe these applications could potentially be used to treat a wide variety of common dermatologic conditions, such as micro-dermabrasion.
In January 2007, we began the Phase II dermatological study using a topically applied spray of AVR123 as a wound healing agent. The Phase II dermatological study involves patients with common skin problems ranging from acne scars to surgical wounds, and will study how AVR123’s ability to promote tissue repair and regeneration can be put to use in the clinical setting, and analyze the efficacy of AVR123 as a topical therapy. The protocol for the dermatological study provides for 12-20 patients to be treated with AVR123. While there can be no assurances, preliminary findings from the study show that topical treatment with AVR123 appears to have clinical activity in reducing inflammation and redness associated with surgical incisions or dermatologic dermabrasion. The first cohort of patients examined underwent dermabrasion for the treatment of severe acne. Following the procedure, AVR123 was applied directly to one-half of the inflamed facial tissue. The other half of the face remained untreated. A preliminary examination of five patients demonstrated visible improvement on the treated side of their face. The treated area showed less inflammation as well as a reduction in the redness and swelling of acne lesions. The second cohort of patients examined underwent plastic surgery that resulted in a minimum of two bilateral surgical incisions. AVR123 was applied topically to one wound and the second wound served as an untreated control. In early results from two patients, one patient demonstrated a decrease in inflammation on the treated side. No material progress has been made in the dermatological study since the second quarter of 2007 due to the illness and subsequent death of the principal investigator in August 2007. Total costs incurred through September 30, 2008 relating to this study were approximately $45,000.
In October 2008, we enrolled the first patient in a Phase IIb efficacy study for AVR123 in wound healing being conducted at the Friedrich Alexander University Hospital in Erlangen Germany. The Phase IIb trial is led by Eckhart Kampgen, M.D., Associate Professor for Strategies of Cellular Immunotherapy at the Department of Dermatology, and head of the Immunomonitoring, RNA and Melanoma Division at the hospital. The primary objective of this study is to evaluate the effect of AVR123, applied topically, on the rate and quality of healing of wounds. According to the protocol, patients enrolled in the study will include individuals with a variety of wounds and dermatologic conditions. The trial calls for a total of eight participants and is anticipated to cost approximately 27,000 Euros to be paid based on the progress of the trial.

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

		Weighted Average
	Total Options	Exercise Price
Outstanding at January 1, 2008	163,233,283	$0.1336
Granted	—	—
Exercised	—	—
Forfeited	(655,000)	(0.1071)
Expired unexercised	(52,821,603)	(0.2227)

Outstanding at September 30, 2008	109,756,680	$0.0909

Options exercisable at September 30, 2008	79,773,347	$0.0980

During the first nine months of 2008, we recorded stock-based compensation in the amount of $390,158 compared with $414,146 for the first nine months of 2007, substantially all of which pertained to options granted to our officers and directors during 2007 and 2004. At September 30, 2008 there was approximately $691,000 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.1 years.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)
NOTE 4. STOCK-BASED COMPENSATION (Continued)
No stock options were granted or exercised during the nine months ended September 30, 2008. Stock options to purchase 50,675,000 shares of our common stock were granted during the nine months ended September 30, 2007.
The weighted-average remaining contractual terms of outstanding stock options and exercisable stock options at September 30, 2008 was 4.9 years and 4.3 years, respectively. The aggregate intrinsic value of outstanding stock options and exercisable stock options at September 30, 2008 was approximately $0.
NOTE 5. COMMITMENTS AND CONTINGENCIES
Potential Claim for Royalties
We may be subject to claims from certain third parties for royalties due on sale of AVR118. We have not as yet received any notice of claim from such parties.
Lack of Patent Protection
We have determined that, given our cash resources, the cost to apply for and maintain patents in third world countries is not justified. Our strategy is to concentrate our efforts in the United States, Europe, Japan, Canada, Australia and in some cases China, which represents over 90% of the world’s pharmaceutical markets. Patent costs are expensed when incurred and therefore the cost of abandoned patents and patent applications has no effect on the financial statements. We presently hold 15 United States patents, and one patent each for Australia, China, Europe, Great Britain, Israel and Mexico and two patents for Canada. In addition, we have four patent applications pending with the U.S. Patent and Trademark Office and 23 foreign patent applications. We can give no assurance that other companies, having greater economic resources, will not be successful in developing a similar product. There can be no assurance that such patents, if obtained, will be enforceable.

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
In 2007, we received net proceeds of $2,653,800 in connection with the sale to YA Global of an aggregate of $3,000,000 principal amount of our 9% convertible debentures. As of September 30, 2008, YA Global had converted an aggregate of $1,800,000 of our convertible debentures issued in 2007 for a total of 126,928,071 shares of our common stock, at conversion prices ranging from $0.0086 to $.0312.
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
We received net proceeds of $562,500 from the first and second installments that closed in June and July 2008 under this amended agreement.
On October 6, 2008, YA Global had converted $100,000 of our convertible debentures issued in 2007 for 34,482,759 shares of our common stock at a conversion price of $0.0029.
On October 15, 2008, we received the third installment of $249,500 under this amended agreement upon the enrollment of the first patient in the Phase IIb efficacy study for AVR123 in wound healing.

Advanced Viral Research Corp.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Continued)
NOTE 6. SECURITIES PURCHASE AGREEMENTS (Continued)
The following is a summary of our convertible debentures that were outstanding as of September 30, 2008, net of discounts, including accrued interest.

Date of Issuance	Debenture Issued	Discounts Recorded	Debentures Converted	Discounts Amortized	Interest	Total
January/February 2007	$1,500,000	$(1,375,748)	$(1,500,000)	$1,375,748	$0	$0
July 2007	2,125,000	(1,439,306)	(300,000)	730,497	164,480	1,280,671

Total	$3,625,000	$(2,815,054)	$(1,800,000)	$2,106,245	$164,480	$1,280,671

During the second quarter of 2008, YA Global converted $483,654 of the principal and accrued interest on our convertible debentures for a total of 56,238,451 shares of our common stock at a conversion price of $0.0086.
During the third quarter of 2008, YA Global did not convert any of our convertible debentures. Subsequent to September 30, 2008, on October 6, 2008 YA Global converted an additional $100,000 of our convertible debentures into 34,482,759 shares of our common stock at a conversion price of $0.0029.
Warrants
From time to time, we have issued warrants to purchase common stock to various parties as part of a stock purchase agreement or a settlement. The following is a summary of those warrants that have been issued:

		Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2007	243,707,845	$0.035

Granted	—	—
Exercised	—	—
Expired unexercised	(37,127,700)	$0.097

Outstanding at September 30, 2008	206,580,145	$0.025

Warrants exercisable at September 30, 2008	206,580,145	$0.025

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

					Inception
	Three Months		Nine Months		(February 20, 1984)
	Ended September 30,		Ended September 30,		to September 30,
	2008	2007	2008	2007	2008

Revenues	$—	$—	$—	$—	$—

Costs and Expenses:
General and administrative	1,039	965	6,449	5,467	1,387,700
Depreciation	—	—	—	—	316,737

	1,039	965	6,449	5,467	1,704,437

Other Income	—	—	—	—	140,020

Loss from discontinued operations	($1,039)	($965)	($6,449)	($5,467)	($1,564,417)

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
     Since our incorporation in July 1985, we have been engaged primarily in research and development activities. We have never generated material operating revenue, and as of September 30, 2008, we had incurred a cumulative net loss of approximately $79,963,000. Our ability to generate operating revenue depends upon our success in gaining approval for the commercial use and distribution of AVR118 from the Food and Drug Administration (FDA).
     Our offices are located at Six Executive Plaza, Suite 283, Yonkers, New York 10701. Our telephone number is (914) 376-7383. We have also established a website: www.adviral.com. Information contained on our website is not a part of this report.

Research and Development
     The costs relating to our research and development efforts for the years 2002 to 2007 and the three and nine months ended September 30, 2008 are presented below. Since the first quarter of 2007, our expenditures for research and development have increased significantly over each subsequent quarter (from $186,000 as of March 31, 2007 to $232,000 as of September 30, 2008), primarily due to increased salary expenses associated with the appointment of Vincent Gullo, PhD as our Chief Scientific Officer, and Dallas Hughes, PhD as our Vice President, Research.
COSTS RELATING TO RESEARCH AND DEVELOPMENT EFFORTS
FROM JANUARY 2002 THROUGH SEPTEMBER 30, 2008

	2002-2007	3 Months	9 Months	2002-2008
COST CATEGORY	Costs	9/30/08	9/30/08	To Date
Hospital fees
Phase I (topical)	254,246	—	—	254,246
Phase I/II AIDS (Israel)	140,500	—	—	140,500
Phase I leukemia/lymphoma (Israel)	19,000	—	—	19,000
Phase I solid tumor (Israel)	8,000	—	—	8,000
Phase II cancer/cachexia study (US)	115,002	—	—	115,002
Phase II cancer/cachexia study (Canada)	34,000	7,000	21,000	55,000
Phase I Diabetes	250,156	—	—	250,156
In-vitro	41,868	—	—	41,868
Anti-Inflammatory	7,542	—	—	7,542
Wound Healing / Dermatological study	48,587	—	(3,200)	45,387
Lab fees	138,292	—	5,427	143,719
Insurance cost	127,137	6,250	18,751	145,888

TOTAL CLINICAL FEES	1,184,330	13,250	41,978	1,226,308

IND preparation/maintenance	286,209	—	—	286,209
CRO clinical trial management	—
Phase I (topical)	47,527	—	—	47,527
Phase I/II AIDS (Israel)	1,441,806	—	—	1,441,806
Argentina patient experiences	253,168	—	—	253,168
Data management & study reports	932,163	—	—	932,163
Clinical & Regulatory consulting	2,388,849	4,500	13,500	2,402,349

TOTAL CLINICAL/REGULATORY OPERATIONS	5,349,722	4,500	13,500	5,363.222

General lab supplies	1,189,130	3,537	13,194	1,202,324
Toxicology	197,135	—	—	197,135
Contracted R&D	617,368	—	—	617,368
Validation	705,249	—	—	705,249
Drug preparation and support	1,982,421	—	—	1,982,421
Salary & Facility allocations	8,764,176	210,235	680,019	9,444,195
R & D Travel Expenses	37,720	—	—	37,720

TOTAL PRECLINICAL RESEARCH & DEVELOPMENT	13,493,199	213,772	693,213	14,186,412

TOTAL RESEARCH AND DEVELOPMENT	20,027,251	231,522	748,691	20,775,942

     Phase II Dermatological Study
     In April 2006, we commenced a study at the University of Miami to test preliminarily the efficacy of applying a topical version of AVR118 (AVR123), to wounds in pigs. A report received from the University of Miami in August 2006 analyzing the data from the three pig study indicated that the topical application of AVR123 accelerates the rate at which wounds heal. Although preliminary, we believed that further study was merited. Based on the results from the August 2006 report from the University of Miami, we filed an amendment with the FDA to our existing IND to expand the use of AVR123 to include a Phase II dermatological study involving topical therapy. We believe these applications could potentially be used to treat a wide variety of common dermatologic conditions, such as micro-dermabrasion.

     In January 2007, we began the Phase II dermatological study using a topically applied spray of AVR123 as a wound healing agent. The Phase II dermatological study involves patients with common skin problems ranging from acne scars to surgical wounds, and will study how AVR123’s ability to promote tissue repair and regeneration can be put to use in the clinical setting, and analyze the efficacy of AVR123 as a topical therapy. The protocol for the dermatological study provides for 12-20 patients to be treated with AVR123. While there can be no assurances, preliminary findings from the study show that topical treatment with AVR123 appears to have clinical activity in reducing inflammation and redness associated with surgical incisions or dermatologic dermabrasion. The first cohort of patients examined underwent dermabrasion for the treatment of severe acne. Following the procedure, AVR123 was applied directly to one half of the inflamed facial tissue. The other half of the face remained untreated. A preliminary examination of five patients demonstrated visible improvement on the treated side of their face. The treated area showed less inflammation as well as a reduction in the redness and swelling of acne lesions. The second cohort of patients examined underwent plastic surgery that resulted in a minimum of two bilateral surgical incisions. AVR123 was applied topically to one wound and the second wound served as an untreated control. In early results from two patients, one patient demonstrated a decrease in inflammation on the treated side. No material progress has been made in the dermatological study since the second quarter of 2007 due to the illness and subsequent death of the principal investigator in August 2007. Total costs incurred through September 30, 2008 relating to this study were approximately $45,000.
     In October 2008, we enrolled the first patient in a Phase IIb efficacy study for AVR123 in wound healing being conducted at the Friedrich Alexander University Hospital in Erlangen Germany. The Phase IIb trial is led by Eckhart Kampgen, M.D., Associate Professor for Strategies of Cellular Immunotherapy at the Department of Dermatology, and head of the Immunomonitoring, RNA and Melanoma Division at the hospital. The primary objective of this study is to evaluate the effect of AVR123, applied topically, on the rate and quality of healing of wounds. According to the protocol, patients enrolled in the study will include individuals with a variety of wounds and dermatologic conditions. The trial calls for a total of eight participants and is anticipated to cost approximately 27,000 Euros to be paid based on the progress of the trial.
     Phase II Cancer/Cachexia Study
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
     On October 3, 2007, we enrolled the first patient in the McGill University clinical study. To date, twelve patients have consented to be enrolled in the study. Four failed the screening process. Of the eight patients who entered therapy, two did not complete the study, one is still active and five have completed the treatment protocol for the first 28 days of treatment. Of these five patients, four elected to continue additional therapy, three have completed the additional therapy and one is still active. Recruitment of patients for the study is ongoing. The agreement with McGill provides that we will pay approximately $5,000 Canadian Dollars per patient completing the study. Total costs incurred through September 30, 2008 relating to this study at McGill were approximately $55,000.

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
Going Concern
     The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we have incurred accumulated net losses of $79,963,396 since inception and are dependent upon registration for sale of AVR118, AVR123 and any other product we may develop before we can begin commercial operations. Conducting the clinical trials of AVR118, AVR123 will require significant cash expenditures. AVR118, AVR123 as well as any other product we may develop may never be approved for commercial distribution by any country. Because our research and development expenses and clinical trial expenses will be charged against earnings for financial reporting purposes, we expect that losses from operations will continue to be incurred for the foreseeable future.
     As of October 2008, six of our seven employees agreed to defer 60% of their salaries until we receive additional funding (one administrative employee continues to receive full salary). Prior to this arrangement, in August 2008, four of these employees (Stephen Elliston, our Chief Executive Officer and President, Vincent Gullo, our Chief Scientific Officer, Dallas Hughes, our VP Research and Yuri Dunayevskiy, our Research Fellow) agreed to defer their salaries until we received additional funding. In October 2008, we received net proceeds of $249,500 from the sale of a secured convertible debenture in the principal amount of $312,000. With the deferral of these salaries and the sale of the debenture in October 2008, our available cash resources are sufficient to satisfy our capital requirements through December 2008, assuming no stock options or warrants are exercised for cash and we sell no additional securities for cash. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all.
     In June 2008, we reached an agreement with YA Global Investments, L.P. (formerly known as Cornell Capital Partners, L.P.) (“YA Global”) to amend the terms of a securities purchase agreement we entered July 24, 2007. The amendment provided for the sale of the remaining $1,250,000 principal amount of our three year 9% Series B convertible debentures in four equal installments. The Series B debentures have a conversion price equal to the lesser of $0.0262 or 95% of the lowest volume weighted average price of our common stock during the thirty consecutive trading days immediately preceding the applicable conversion date. We received net proceeds of $249,500 from the first installment under this amended agreement on June 6, 2008. We received net proceeds of $313,000 from the second installment under this amended agreement on July 2, 2008. We received net proceeds of $249,500 from the third installment under this amended agreement on October 15, 2008. As was the case with the prior three closings, the fourth and final closing under the amended agreement is subject to our material compliance with certain conditions relating to budget and the progress of our Phase IIb trial for wound healing in a dermatological study using a topical application of our product AVR123.

     Without the prior written consent of YA Global, while the debentures are outstanding, we are restricted by the terms of the convertible debentures from, among other things, issuing or selling our securities without consideration or for a per share price less than $0.0262. In addition, the warrants issued to YA Global contain certain anti-dilution adjustments which are triggered if we issue shares of our common stock or issue convertible securities which are convertible into shares of our common stock at a per share purchase price of less than $.0197.
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
     RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 VS. SEPTEMBER 30, 2007.
     For the three months and nine months ended September 30, 2008 we incurred losses from continuing operations of $879,000 and $2,966,000, compared to $855,000 and $3,339,000 for the three and nine months ended September 30, 2007. Our losses were attributable primarily to:
     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses for the three months ended September 30, 2008 increased 55% to $232,000 compared to $150,000 for the three months ended September 30, 2007. Research and development expenses for the nine months ended September 30, 2008 increased 43% to $749,000 compared to $525,000 for the nine months ended September 30, 2007. The change in research and development expenses primarily resulted from:
•	Expenditures relating to salaries, benefits and facilities were $210,000 vs. $135,000 for the three months ended September 30, 2008 and 2007, respectively. Research and development expenditures relating to salaries, benefits and facilities were $680,000 vs. $453,000 for the nine months ended September 30, 2008 and 2007, respectively. This increase was due to the additional salary expenses for Vincent Gullo, Chief Scientific Officer, Dallas Hughes, VP Research and Yuri Dunayevskiy, our Research Fellow, which commenced in December 2007. For the three months ended September 30, 2008 and 2007, 59% and 50%, respectively, of our payroll and related expenses were allocated to research and development expenses. For the nine months ended September 30, 2008 and 2007, 65% and 52%, respectively, of our payroll and related expenses were allocated to research and development expenses, and

•	Clinical testing fees were $13,000 vs. $12,000 for the three months ended September 30, 2008 and 2007, respectively. Clinical testing fees were $42,000 vs. $38,000 for the nine months ended September 30, 2008 and 2007, respectively. The costs incurred in 2008 were primarily attributable to the Phase II cancer/cachexia trial at McGill University in Canada, while the costs incurred in 2007 were primarily attributable to the wound healing studies.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased 8% to $483,000 from $524,000 for the three months ended September 30, 2008 and 2007, respectively. General and administrative expense decreased 11% to $1,425,000 from $1,597,000 for the nine months ended September 30, 2008 and 2007, respectively The changes in general and administrative expenses primarily resulted from:
•	Expenditures relating to salaries, benefits and facilities were $144,000 vs. $135,000 for the three months ended September 30, 2008 and 2007, respectively, and $369,000 and $416,000 for the nine months ended September 30, 2008 and 2007, respectively. The decrease was primarily due to the reduction in rent and utility expense in 2008 associated with our relocation to a smaller facility in January 2008;

•	Costs associated with stockholders’ meetings and proxy statements were $ $0 vs. $97,000 for the nine months ended September 30, 2008 and 2007 respectively, in connection with our stockholders’ meeting held in March 2007; and

•	Decreased professional expenses of $76,000 for the three months ended September 30, 2008 compared with $91,000 for the three months ended September 30, 2007 and $272,000 for the nine months ended September 30, 2008 compared with $292,000 for the nine months ended September 30, 2007.
     DEPRECIATION AND AMORTIZATION EXPENSE Depreciation and amortization expense decreased 27% to $4,000 vs. $5,000 for the three months ended September 30, 2008 and 2007 and decreased 36% to $13,000 vs. $20,000 for the nine months ended September 30, 2008 and 2007 respectively. This decrease for the comparative periods was due to assets acquired in prior years that were fully depreciated in 2008 and that certain assets were sold prior to our relocation to smaller facilities in January 2008.
     OTHER INCOME. Interest income decreased 89% to $2,000 vs. $17,000 for the three months ended September 30, 2008 and 2007, respectively and decreased 66% to $14,000 vs. $42,000 for the nine months ended September 30, 2008 and 2007, as a result of decreased cash balances invested in money market accounts. Interest expense decreased by 16% to $162,000 in 2008 from $192,000 in 2007 and decreased by 36% to $794,000 in 2008 from $1,239,000 in 2007. The decrease was primarily attributable to decreased interest expense associated with convertible debentures, the beneficial conversion feature on the debentures and amortization of warrant costs.
     Interest expense for the three months ended September 30, 2008 and 2007 was comprised primarily of
•	amortization of the beneficial conversion feature on convertible debentures of $36,000 vs. $59,000;

•	amortization of warrants relating to the issuance of convertible debentures of $61,000 vs. $70,000;

•	interest expense associated with convertible debentures of $41,000 vs. $40,000 and

•	loan costs associated with convertible debt of $24,000 vs. $21,000.

Interest expense for the nine months ended September 30, 2008 and 2007 was comprised primarily of
•	amortization of the beneficial conversion feature on convertible debentures of $268,000 vs. $526,000;

•	amortization of warrants relating to the issuance of convertible debentures of $323,000 vs. $482,000;

•	interest expense associated with convertible debentures of $108,000 vs. $95,000; and

•	loan costs associated with convertible debt of $93,000 vs. $132,000.
     LOSS FROM CONTINUING OPERATIONS. Losses from continuing operations increased 3% to $879,000 vs. $855,000 for the three months ended September 30, 2008 and 2007, respectively and decreased 11% to $2,966,000 vs. $3,339,000 for the nine months ended September 30, 2008 and 2007, respectively. The change for the comparable periods was primarily due to decreases in interest expenses.
     LOSS FROM DISCONTINUED OPERATIONS. Losses from discontinued operations remained unchanged for the three months ended September 30, 2008 and 2007, respectively and increased to $6,000 vs. $5,000 for the nine months ended September 30, 2008 and 2007, respectively, which losses resulted from our 99% owned Bahamian subsidiary, Advance Viral Research Ltd. held for sale. During 2002, our Board of Directors approved a plan to sell Advance Viral Research Ltd.
     REVENUES. We had no revenues for the three months or nine months ended September 30, 2008 and 2007.
LIQUIDITY
     As of September 30, 2008, we had current assets of $464,000 compared to $1,527,000 as of December 31, 2007. We had total assets of $1,249,000 at September 30, 2008 compared to $2,404,000 at December 31, 2007. The decrease in current and total assets was primarily attributable to the use of cash to fund current operations. We had current liabilities of $326,000 as of September 30, 2008, compared to $224,000 as of December 31, 2007. We had long term debt of $1,281,000 as of September 30, 2008 compared to $440,000 as of December 31, 2007. This debt represents convertible debentures and earned interest of $165,000 offset by deferred discount on the convertible debentures of $709,000 relating to the financing with YA Global during the first nine months ending September 30, 2008.
     During the nine months ended September 30, 2008, we used cash of $1,753,000 for operating activities, compared to $1,929,000 during the nine months ended September 30, 2007. The decrease in our use of cash was primarily the result of a decrease in our facility costs, professional fees and proxy costs for the period ended September 30, 2008. During the nine months ended September 30, 2008, our expenses included:
•	$968,000 for payroll and related costs primarily for administrative staff, scientific personnel and executive officers;

•	$272,000 for other professional and consulting fees;

•	$81,000 for rent and utilities for our Yonkers facility;

•	$73,000 in consulting costs;

•	$229,000 for insurance costs; and

•	$37,000 for expenditures for AVR118 research.

     During the nine months ended September 30, 2008, we used $28,000 for investment activities related to leasehold improvements compared to $113,000 provided by the sale of fixed assets during the nine months ended September 30, 2007.
     During the nine months ended September 30, 2008, $563,000 was provided by financing activities, compared to $2,966,000 for the nine months ended September 30, 2007, which decrease related to the issuance and sale of convertible debentures in the aggregate principal amount of $563,000 for the nine months ended September 30, 2008 vs. $2,654,000 for the nine months ended September 30, 2007. In addition, proceeds from the exercise of warrants decreased to $0 for the nine months ended September 30, 2008 from $312,000 for the nine months ended September 30, 2007. See “Capital Resources.”
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
     In June 2008, we reached an agreement with YA Global to amend the terms of a securities purchase agreement we entered July 24, 2007. The amendment provided for the sale of the remaining $1,250,000 principal amount of our three year 9% Series B convertible debentures in four equal installments. The Series B debentures have a conversion price equal to the lesser of $0.0262 or 95% of the lowest volume weighted average price of our common stock during the thirty consecutive trading days immediately preceding the applicable conversion date. We received net proceeds of $249,500 from the first installment under this amended agreement on June 6, 2008. We received net proceeds of $313,000 from the second installment under this amended agreement on July 2, 2008. We received net proceeds of $249,500 from the third installment under this amended agreement on October 15, 2008. As was the case with the prior three closings, the fourth and final closing under the amended agreement is subject to our material compliance with certain conditions relating to budget and the progress of our Phase IIb trial for wound healing in a dermatological study using a topical application of our product AVR123.
     As of October 2008, six of our seven employees agreed to defer 60% of their salaries until we receive additional funding (one administrative employee continues to receive full salary). Prior to this arrangement, in August 2008, four of these employees (Stephen Elliston, our Chief Executive Officer and President, Vincent Gullo, our Chief Scientific Officer, Dallas Hughes, our VP Research and Yuri Dunayevskiy, our Research Fellow) agreed to defer their salaries until we received additional funding. In October 2008, we received net proceeds of $249,500 from the sale of a secured convertible debenture in the principal amount of $312,000. With the deferral of these salaries and the sale of the debenture in October 2008, our available cash resources are sufficient to satisfy our capital requirements through December 2008, assuming no stock options or warrants are exercised for cash and we sell no additional securities for cash. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all.

     Without the prior written consent of YA Global, while the debentures are outstanding, we are restricted by the terms of the convertible debentures from, among other things, issuing or selling our securities without consideration or for a per share price less than $0.0262. In addition, the warrants issued to YA Global contain certain anti-dilution adjustments which are triggered if we issue shares of our common stock or issue convertible securities which are convertible into shares of our common stock at a per share purchase price of less than $.0197.
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
Private Placements
     In June 2008, we reached an agreement with YA Global to amend the terms of a securities purchase agreement we entered July 24, 2007. The amendment provided for the sale of the remaining $1,250,000 principal amount of our three year 9% Series B convertible debentures in four equal installments. The Series B debentures have a conversion price equal to the lesser of $0.0262 or 95% of the lowest volume weighted average price of our common stock during the thirty consecutive trading days immediately preceding the applicable conversion date. We received net proceeds of $249,500 from the first installment under this amended agreement on June 6, 2008. We received net proceeds of $313,000 from the second installment under this amended agreement on July 2, 2008. We received net proceeds of $249,500 from the third installment under this amended agreement on October 15, 2008. As was the case with the prior three closings, the fourth and final closing under the amended agreement is subject to our material compliance with certain conditions relating to budget and the progress of our Phase IIb trial for wound healing in a dermatological study using a topical application of our product AVR123.
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
     On April 2, 2008, YA Global converted the remaining $100,000 of unpaid principal and $83,651 of interest accrued on the convertible debentures issued in February 2007 for a total of 21,354,730 shares of our common stock at a conversion price of $0.0086. On April 29, 2008, YA Global converted $200,000 of our Series A convertible debentures issued in July 2007 for a total of 23,255,814 shares of our common stock at a conversion price of $0.0086. On May 12, 2008, YA Global converted $100,000 of our Series A convertible debentures issued in July 2007 for a total of 11,627,907 shares of our common stock at a conversion price of $0.0086.

     As of September 30, 2008, YA Global had converted an aggregate of $1,800,000 of our convertible debentures issued in 2007 for a total of 126,928,071 shares of our common stock, at conversion prices ranging from $0.0086 to $.0312.
     On October 6, 2008 YA Global converted an additional $100,000 of our Series A convertible debentures issued in July 2007 for 34,482,759 shares of our common stock at a conversion price of $0.0029.
Outstanding Securities
     In addition to the 880.7 million shares of our common stock outstanding as of November 13, 2008, we have reserved for issuance approximately 381.6 million shares upon the conversion or exercise of currently outstanding convertible debentures, stock options and warrants. If all of the foregoing securities were fully issued, exercised and/or converted, as the case may be, we would receive proceeds of approximately $12.8 million, and we would have approximately 1.2 billion shares of common stock outstanding. The sale or availability for sale of this number of shares of common stock in the public market could depress the market price of the common stock. Additionally, the sale or availability for sale of this number of shares may lessen the likelihood that additional equity financing will be available to us, on favorable or unfavorable terms. Furthermore, the sale or availability for sale of this number of shares could limit the annual amount of net operating loss carryforwards that could be utilized.
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
     We expect to incur significant expenditures relating to operating expenses and expenses relating to regulatory filings, and clinical trials for AVR118. We currently do not have cash availability to meet our anticipated expenditures. We anticipate that we can continue operations through December 2008 with our current liquid assets, assuming deferral of certain of our employees’ salaries and if no stock options or warrants are exercised for cash or additional securities are sold for cash.
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

     We are currently seeking debt financing, licensing agreements, joint ventures and other sources of financing, but the likelihood of obtaining such financing on favorable terms is uncertain. To complete the full range of testing necessary to offer AVR118, AVR123 or any other product commercially, we will need substantially more capital. We are uncertain whether debt or equity financing will be readily obtainable or whether it will be on favorable terms. Because of the large uncertainties involved in the FDA approval process for commercial drug use on humans and our lack of access to capital, it is highly probable that we will never be able to sell AVR118, AVR123 or any products we may develop commercially

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Our exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest rates is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments due to their relatively short-term nature. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest income.

ITEM 4T.	CONTROLS AND PROCEDURES
     Under the supervision and with the participation of certain members of our management, including our Chief Executive Officer and Acting Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, we and our management have concluded that, our disclosure controls and procedures at September 30, 2008 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures. During the quarter ended September 30, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS
     The following exhibits are filed with this Report:

Exhibit	Description

10.1	Letter Agreement dated November 10, 2008 between Advanced Viral Research Corp. and Stephen Elliston.

10.2	Letter Agreement dated November 10, 2008 between Advanced Viral Research Corp. and Vincent Gullo.

10.3	Letter Agreement dated November 10, 2008 between Advanced Viral Research Corp. and Dallas Hughes.

10.4	Letter Agreement dated November 10, 2008 between Advanced Viral Research Corp. and Yuri Dunayevskiy.

10.5	Letter Agreement dated November 10, 2008 between Advanced Viral Research Corp. and Martin Bookman.

10.6	Letter Agreement dated November 10, 2008 between Advanced Viral Research Corp. and Maribel deDiego.

31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED VIRAL RESEARCH CORP.
Date: November 14, 2008	/s/ Stephen M. Elliston
Stephen M. Elliston President and
Chief Executive Officer

/s/ Martin Bookman
Martin Bookman, Acting Chief Financial Officer
(Principal Financial and Accounting Officer)